Form 10-Q
period 2000-07-29
MARVELL TECHNOLOGY GROUP LTD
filed 2000-09-12
CIK 1058057

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000,

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                  COMMISSION FILE NUMBER: ____________________

                         MARVELL TECHNOLOGY GROUP LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   BERMUDA                                      77-0481679
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

   RICHMOND HOUSE, 3RD FLOOR, 12 PAR LA VILLE ROAD, HAMILTON, HM DX, BERMUDA
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                 (441) 296-6395
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

              Shares Outstanding of the Registrant's Common Stock

            CLASS               OUTSTANDING AT JULY 29, 2000
            -----               ----------------------------
Common stock, $0.002 par value      85,479,620

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                      PAGE
                                                                      ----
                      PART I. FINANCIAL INFORMATION
Item 1  Financial Statements:
        Condensed Consolidated Balance Sheets at July 31, 2000 and
        January 31, 2000............................................    1
        Condensed Consolidated Statements of Income for the three
        and six months ended July 31, 2000 and 1999.................    2
        Condensed Consolidated Statements of Cash Flows for the six
        months ended July 31,
        2000 and 1999...............................................    3
        Notes to Condensed Consolidated Financial Statements........    4
Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................    7
Item 3  Quantitative and Qualitative Disclosures About Market
        Risk........................................................   24

                        PART II. OTHER INFORMATION
Item 1  Legal Proceedings...........................................   24
Item 2  Changes in Securities and Use of Proceeds...................   24
Item 3  Defaults Upon Senior Securities.............................   24
Item 4  Submission of Matters to a Vote of Securities Holders.......   25
Item 5  Other Information...........................................   25
Item 6  Exhibits and Reports on Form 8-K............................   25

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         MARVELL TECHNOLOGY GROUP LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                               JULY 31,      JANUARY 31,
                                                                 2000           2000
                                                              -----------    -----------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $112,298       $ 16,600
  Restricted cash...........................................      3,068             --
  Accounts receivable, net of allowance for doubtful
     accounts of $100.......................................     15,820         14,701
  Inventory, net............................................     10,819          4,830
  Prepaid expenses and other current assets.................      5,221          2,651
                                                               --------       --------
          Total current assets..............................    147,226         38,782
Property and equipment, net.................................     10,324          7,413
Other noncurrent assets.....................................      3,500            305
                                                               --------       --------
                                                               $161,050       $ 46,500
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 10,207       $  5,698
  Accrued liabilities.......................................      8,947          4,524
  Income taxes payable......................................      6,295          5,875
  Deferred revenue..........................................        619             --
  Capital lease obligations.................................         62             74
                                                               --------       --------
          Total current liabilities.........................     26,130         16,171
Capital lease obligations, less current portion.............         10             36
                                                               --------       --------
          Total liabilities.................................     26,140         16,207
Commitments
Mandatorily redeemable convertible preferred stock..........         --         22,353
Shareholders' equity:
  Common stock, $0.002 par value; 242,000,000 shares
     authorized; 85,479,620 and 48,931,560 shares issued and
     outstanding at July 31, 2000 and
     January 31, 2000, respectively.........................        171             98
  Additional paid-in capital................................    143,061         17,580
  Deferred stock-based compensation.........................    (13,173)       (11,897)
  Retained earnings.........................................      4,851          2,159
                                                               --------       --------
          Total shareholders' equity........................    134,910          7,940
                                                               --------       --------
          Total liabilities and shareholders' equity........   $161,050       $ 46,500
                                                               ========       ========

     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                         MARVELL TECHNOLOGY GROUP LTD.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    --------------------
                                                      JULY 31,    JULY 31,    JULY 31,    JULY 31,
                                                        2000        1999        2000        1999
                                                      --------    --------    --------    --------
Net revenue.........................................  $32,175     $16,860     $61,839     $30,916
Cost of goods sold(1)...............................   15,080       7,120      28,260      13,315
                                                      -------     -------     -------     -------
Gross profit........................................   17,095       9,740      33,579      17,601
Operating expenses:
  Research and development(2).......................    7,812       2,946      13,930       5,368
  Marketing and selling(3)..........................    5,595       2,511       9,679       4,472
  General and administrative(4).....................    1,427         784       2,931       1,435
  Amortization of stock compensation................    2,223         156       4,484         236
                                                      -------     -------     -------     -------
          Total operating expenses..................   17,057       6,397      31,024      11,511
                                                      -------     -------     -------     -------
Operating income....................................       38       3,343       2,555       6,090
Interest income, net................................      794          13       1,034          36
                                                      -------     -------     -------     -------
Income before income taxes..........................      832       3,356       3,589       6,126
Provision for income taxes..........................      208         839         897       1,531
                                                      -------     -------     -------     -------
Net income..........................................  $   624     $ 2,517     $ 2,692     $ 4,595
                                                      =======     =======     =======     =======
Net income per share:
  Basic.............................................  $  0.01     $  0.06     $  0.05     $  0.12
                                                      =======     =======     =======     =======
  Diluted...........................................  $  0.01     $  0.03     $  0.03     $  0.06
                                                      =======     =======     =======     =======
Weighted average common shares outstanding:
  Basic.............................................   54,910      39,152      50,702      38,144
                                                      =======     =======     =======     =======
  Diluted...........................................   90,056      80,627      87,426      79,583
                                                      =======     =======     =======     =======

---------------
(1) Excludes amortization of stock compensation of $112, $8, $226 and $12

(2) Excludes amortization of stock compensation of $906, $64, $1,828 and $114

(3) Excludes amortization of stock compensation of $1,076, $75, $2,170 and $89

(4) Excludes amortization of stock compensation of $129, $9, $260 and $21

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                         MARVELL TECHNOLOGY GROUP LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JULY 31,    JULY 31,
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  2,692    $ 4,595
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     1,811        499
     Amortization of deferred stock compensation............     4,484        236
     Changes in assets and liabilities:
       Accounts receivable..................................    (1,119)    (3,037)
       Inventory............................................    (5,989)    (2,743)
       Prepaid expenses and other assets....................    (5,765)      (515)
       Accounts payable.....................................     4,509      1,107
       Accrued liabilities..................................     4,423        841
       Income taxes payable.................................       420      1,452
       Deferred revenue.....................................       619         --
                                                              --------    -------
          Net cash provided by operating activities.........     6,085      2,435
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash...............................    (3,068)        --
  Acquisition of property and equipment.....................    (4,722)    (2,906)
                                                              --------    -------
          Net cash used in investing activities.............    (7,790)    (2,906)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of convertible preferred stock
     and warrants, net......................................       403      1,320
  Proceeds from the exercise of stock options, net..........     2,983        724
  Proceeds from initial public offering of common stock,
     net....................................................    94,055         --
  Principal payments of capital lease obligations and notes
     payable to bank........................................       (38)      (253)
                                                              --------    -------
          Net cash provided by financing activities.........    97,403      1,791
Net increase in cash and cash equivalents...................    95,698      1,320
Cash and cash equivalents at beginning of period............    16,600      5,515
                                                              --------    -------
Cash and cash equivalents at end of period..................  $112,298    $ 6,835
                                                              ========    =======

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                         MARVELL TECHNOLOGY GROUP LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Marvell Technology Group Ltd. and its subsidiaries (collectively, the "Company") at July 31, 2000 and the consolidated results of its operations and cash flows for the three and six months ended July 31, 2000 and 1999. All intercompany accounts and transactions have been eliminated. The results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 2000, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

     During fiscal 2000, the Company changed its fiscal year to the Saturday nearest January 31. All periods have been restated to reflect the current presentation. For presentation purposes, the condensed consolidated financial statements and notes refer to July 31 and April 30 as quarter end and January 31 as year end.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial deposits, the fair value of which approximates cost. At July 31 and January 31, 2000, approximately $109.5 million and $14.8 million of money market funds are included in cash and cash equivalents, respectively.

INVENTORY

     Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventory consisted of the following (in thousands):

                                                 JULY 31,    JANUARY 31,
                                                   2000         2000
                                                 --------    -----------
Work in progress...............................  $10,819       $4,830
                                                 =======       ======

STOCK BASED COMPENSATION

     On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. The application of the Interpretation did not have a material impact on the Company's financial statements.

                         MARVELL TECHNOLOGY GROUP LTD.

                                  (UNAUDITED)

OTHER COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. There was no difference between net income and comprehensive income during any of the periods presented.

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           ------------------------------    ------------------------------
                                           JULY 31, 2000    JULY 31, 1999    JULY 31, 2000    JULY 31, 1999
                                           -------------    -------------    -------------    -------------
Net income...............................     $   624          $ 2,517          $ 2,692          $ 4,595
Basic:
  Weighted-average shares of common stock
     outstanding.........................      52,678           46,106           51,181           45,637
  Converted preferred stock to common....       8,843               --            4,422               --
  Less: unvested common shares subject to
     repurchase..........................      (6,611)          (6,954)          (4,901)          (7,493)
                                              -------          -------          -------          -------
  Denominator for basic calculation......      54,910           39,152           50,702           38,144
Effect of dilutive securities:
  Unvested common shares subject to
     repurchase..........................       6,611            6,954            4,901            7,493
  Convertible preferred stock and
     warrants............................      17,974           25,403           22,268           24,650
  Stock options..........................      10,561            9,118            9,555            9,296
                                              -------          -------          -------          -------
  Denominator for diluted calculation....      90,056           80,627           87,426           79,583
                                              =======          =======          =======          =======
Basic net income per share...............     $  0.01          $  0.06          $  0.05          $  0.12
Diluted net income per share.............     $  0.01          $  0.03          $  0.03          $  0.06

 2. SHAREHOLDERS' EQUITY

     In June 2000, the Company completed its initial public offering (the "Offering") of 6,900,000 shares of its Common Stock. The Company sold these shares, including 900,000 shares issued in connection with the exercise of the underwriters' over-allotment option, at a price of $15.00 per share. The Company received aggregate proceeds of approximately $94.1 million in cash (net of underwriting discounts and commissions and estimated offering costs). Upon consummation of the Offering, all outstanding shares of the Company's Convertible Preferred Stock were automatically converted into an aggregate of 26,804,912 shares of Common Stock.

 3. COMMITMENTS AND CONTINGENCIES

     The Company entered into a new lease commitment on June 1, 2000 for approximately 31,000 square feet of supplemental office space in Sunnyvale, California, with occupancy scheduled for November 2000, pending completion of leasehold improvements being made to the facility. The lease term is for five years commencing July 1, 2000. Monthly rental payments are approximately $110,000 for the initial twelve months, and increase at a rate of 4% per year compounded annually.

     In August 2000, Gordon M. Steel, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company alleging claims for wrongful termination, breach of the

                         MARVELL TECHNOLOGY GROUP LTD.

                                  (UNAUDITED)

covenant of good faith and fair dealing, and defamation. These claims relate to Mr. Steel's separation from the Company in April 2000. The Company is currently reviewing the complaint, and believes that the complaint is without merit and intends to vigorously defend against it.

 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the application of Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS") to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition" in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option plan or award, and (d) the accounting for an exchange of stock compensation awards in business combination. FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not expect that the adoption of FIN 44 will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE MARVELL TECHNOLOGY GROUP LTD. REGISTRATION STATEMENT ON FORM S-1 (REGISTRATION NO. 333-33086) DATED JUNE 26, 2000. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF MARVELL AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN MARVELL'S REGISTRATION STATEMENT ON FORM S-1 (REGISTRATION NO. 333-33086) DATED JUNE 26, 2000.

OVERVIEW

     Marvell designs, develops and markets integrated circuits for the communications-related markets of high speed, high density data storage and broadband data communications. We were founded in 1995, and our business has grown rapidly since our inception. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

     We began shipping our first generation read channel products in volume in June 1998. We began volume shipments of preamplifier products in June 1999. In December 1999, we introduced our first generation product for Fast Ethernet applications, which began shipping and generating revenue in March 2000. In May 2000, we introduced our Alaska(TM) Gigabit Ethernet over copper transceiver, which began shipping and generating revenue in July 2000. Our data storage products have historically accounted for more than 90% of our quarterly sales, with the balance derived from sales of our data communications products. We expect to remain dependent on continued sales of data storage products for a majority of our revenue until we are able to diversify revenue through the increase in sales of recently introduced products, and the addition of new, data communications products.

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Sales to our five largest customers accounted for 88% and 92% of our revenue for the three months and six months ended July 31, 2000, and we expect to continue to experience significant customer concentration from direct sales to key customers. In addition, a significant portion of our products is sold to customers overseas. Sales to customers in Asia accounted for 97% and 98% of our revenue for the three months and six months ended July 31, 2000. Because many manufacturers and subcontractors of data storage and data communications devices are located in Asia, we expect that a majority of our revenue will continue to be represented by sales to customers in that region. All of our sales have been denominated in U.S. dollars.

     Our sales have historically been made on the basis of purchase orders rather than long-term agreements. In addition, the sales cycle for our products is long, which may cause us to experience a delay between the time we incur expenses and the time we generate revenue from these expenditures. We expect to increase our research and development, marketing and selling, and general and administrative expenditures as we seek to expand our operations. We anticipate that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters would be adversely affected.

RESULTS OF OPERATIONS

     The following table sets forth the statements of income data expressed as a percentage of net revenue for the periods indicated:

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JULY 31,    ENDED JULY 31,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
Net revenue.................................................  100.0%   100.0%   100.0%   100.0%
Cost of product revenue.....................................   46.9     42.2     45.7     43.1
                                                              -----    -----    -----    -----
Gross profit................................................   53.1     57.8     54.3     56.9
Operating expenses:
  Research and development..................................   24.3     17.5     22.5     17.4
  Marketing and selling.....................................   17.4     14.9     15.7     14.4
  General and administrative................................    4.4      4.7      4.7      4.6
  Amortization of stock compensation........................    6.9      0.9      7.3      0.8
                                                              -----    -----    -----    -----
          Total operating expenses..........................   53.0     38.0     50.2     37.2
                                                              -----    -----    -----    -----
Operating income............................................    0.1     19.8      4.1     19.7
Interest income, net........................................    2.5      0.1      1.7      0.1
                                                              -----    -----    -----    -----
Income before income taxes..................................    2.6     19.9      5.8     19.8
Provision for income taxes..................................   (0.7)    (5.0)    (1.4)    (4.9)
                                                              -----    -----    -----    -----
Net income..................................................    1.9%    14.9%     4.4%    14.9%
                                                              =====    =====    =====    =====

COMPARISON OF THE THREE AND SIX MONTHS ENDED JULY 31, 2000 TO THE THREE AND SIX MONTHS ENDED JULY 31, 1999

     Net Revenue. We recognize revenue upon shipment of product to our customers, net of accruals for estimated sales returns and allowances. In March 2000, we entered into our first distribution agreement to support our sales and marketing activities in the data communications market. We defer recognition of product revenue on sales made through distributors until the distributor sells our product to its customer. Net revenue for the three months ended July 31, 2000 was $32.2 million, an increase of $15.3 million or 91% from net revenue of $16.9 million for the three months ended July 31, 1999. Net revenue for the six months ended July 31, 2000 was $61.8 million, an increase of $30.9 million or 100% from net revenue of $30.9 million for the six months ended July 31, 1999. The increases primarily reflect increased volume shipments of our data storage products and commencement of volume shipments of our data communications products, which totaled $2.6 million for the three months ended July 31, 2000, and $3.1 million for the six months ended July 31, 2000. Although average selling prices for data storage products declined by approximately 14% and 18% from the three and six months ended July 31, 1999 to the three and six months ended July 31, 2000, the volume of units shipped increased from approximately
4.9 million and 8.6 million units in the three and six months ended July 31, 1999 to approximately 9.8 million and 19.5 million units in the three and six months ended July 31, 2000. The decrease in average selling prices for both periods was primarily due to a product mix change caused by an increase in preamplifier products shipped, which have a lower average selling price than our read channel products, and to a lesser extent, a decrease in average selling prices for both our read channel and preamplifier products. Sales of read channel products increased from $16.4 million and $30.4 million in the three and six months ended July 31, 1999 to $27.1 million and $52.9 million for the three and six months ended July 31, 2000. Sales of preamplifier products increased from $0.5 million in both the three and six months ended July 31, 1999 to $2.5 million and $5.8 million in the three and six months ended July 31, 2000. We expect that the rate of growth of our revenue from sales of data storage products will be considerably lower for the remainder of fiscal 2001 than the rate of growth we experienced in fiscal 2000.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of our integrated circuit devices and related overhead cost, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Gross profit, which equals net revenue less cost of goods sold, as a percentage of revenue, decreased from 57.8% in the three months ended July 31, 1999 to 53.1% in the three months ended July 31, 2000, and decreased from 56.9% in the six months ended July 31, 1999 to 54.3% in the six months ended July 31, 2000. The decrease in gross profit percentage for both periods was due to average selling prices for our data storage products decreasing at a quicker rate than product costs per unit, and an increase in preamplifier product revenues, which contribute a lower gross profit than both read channel and data communication products. Our gross profits may decrease as a percentage of revenue in future periods due to changes in the mix of products sold, increased pricing pressures from our customers as well as from our competitors and potential cost increases resulting from limited foundry capacity. We expect that some of our new data communications products will contribute more gross profit than products which have been in the market for longer periods of time and that face greater competition as a result.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype wafer and related product tape-out costs, depreciation expense and allocated occupancy costs for these operations. Research and development expense increased from $2.9 million, or 17.5% of net revenue, for the three months ended July 31, 1999 to $7.8 million, or 24.3% of net revenue, for the three months ended July 31, 2000. Research and development expense increased from $5.4 million, or 17.4% of net revenue, for the six months ended July 31, 1999 to $13.9 million, or 22.5% of net revenue, for the six months ended July 31, 2000. The increase in absolute dollars and as a percentage of net revenue for both periods was primarily due to the hiring of additional development personnel and a resulting increase in salary and related costs, increased spending for prototype and related product tape-out costs for new product initiatives, increased depreciation expense, and increased facility and other allocable expenses. We expect that research and development expense will increase in absolute dollars in future quarters as we develop new products and increase our number of research and development personnel.

     Marketing and Selling. Marketing and selling expense consists primarily of compensation and associated costs relating to marketing and selling personnel, sales commissions to independent sales representatives, promotional and other marketing expenses, and allocated occupancy costs for these operations. Marketing and selling expense increased from $2.5 million, or 14.9% of net revenue, for the three months ended July 31, 1999 to $5.6 million, or 17.4% of net revenue, for the three months ended July 31, 2000. Marketing and selling expense increased from $4.5 million, or 14.4% of net revenue, for the six months ended July 31, 1999 to $9.7 million, or 15.7% of net revenue, for the six months ended July 31, 2000. The increase in absolute dollars and as a percentage of net revenue for both periods was primarily due to the hiring of additional personnel and a resulting increase in salary and related costs, increased sales commissions on increased net revenues, increases in trade show, advertising and other promotional expenses as we broadened our customer and product base, and increased facility and other allocable expenses. We expect that marketing and selling expenses will increase in absolute dollars in future quarters as we hire additional personnel, expand our sales and marketing efforts, particularly in data communications, and pay increased sales commissions.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, professional fees and allocated occupancy cost for these operations. General and administrative expense increased from $0.8 million, or 4.7% of net revenue, for the three months ended July 31, 1999 to $1.4 million, or 4.4% of net revenue, for the three months ended July 31, 2000. General and administrative expense increased from $1.4 million, or 4.6% of net revenue, for the six months ended July 31, 1999 to $2.9 million, or 4.7% of net revenue, for the six months ended July 31, 2000. The increase in absolute dollars for both periods was primarily due to the hiring of additional personnel and a resulting increase in salary and related costs, increased legal and accounting fees, increased recruiting expenses and increased facility and other allocable expenses. We expect that general and administrative expenses will increase in absolute dollars in future quarters as we hire additional personnel, incur consulting costs for post implementation support for our new enterprise resource planning system and incur legal and other costs associated with being a public company and expanding our operations.

     Amortization of Stock Compensation. In connection with the grant of stock options to our employees and directors, we recorded deferred stock compensation of approximately $19.9 million. We are amortizing this amount under the accelerated method over the option vesting period, which resulted in amortization expense of $2.2 million and $4.5 million for the three and six months ended July 31, 2000 as compared to $156,000 and $236,000 for the three and six months ended July 31, 1999.

     Interest Income, Net. Interest income, net for the three and six months ended July 31, 2000 was $794,000 and $1.0 million as compared to $13,000 and $36,000 for the three and six months ended July 31, 1999. The net proceeds from our initial public offering of common stock, which were received on June 30, 2000, contributed to the increase in net interest income.

     Provision for Income Taxes. We have accrued income taxes at an effective tax rate of 25% since achieving consolidated profitability in fiscal 2000. The difference between this rate and the federal rate of 35% is due to the lower tax rates imposed on our operations in Bermuda and Singapore and to the benefits realized from research and development credits in the United States, offset by potential taxes on the portion of Bermuda income that may be considered to be effectively connected with the conduct of a trade or business in the United States. Our operations in Singapore are subject to a statutory tax rate of 26%. The Economic Development Board of Singapore granted us pioneer status in July 2000, for a period of six years commencing July 1, 1999. We have an undertaking from the government of Bermuda that we will not be subject to tax on our income and capital gains in Bermuda until March 28, 2016.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of liquidity as of July 31, 2000 consisted of $112.3 million of cash and cash equivalents. Prior to receiving the net proceeds from our initial public offering, we financed our operations through a combination of private sales of convertible preferred stock, bank loans and capital lease financing and, beginning in fiscal 2000, net cash flow from operations. We raised net proceeds of $94.1 million through our initial public offering in June 2000.

     During the six months ended July 31, 2000, cash provided by operating activities was $6.1 million as compared to cash provided by operating activities of $2.4 million during the six months ended July 31, 1999. The increase in cash for both periods was primarily a result of our net income and non cash charges for depreciation and stock compensation amortization for the six month periods, and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable, inventory and prepaid expenses and other assets. Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. Typically, we bill our customers on an open account basis on net 30-day payment terms. If sales levels were to increase, it is likely that the level of receivables would also increase. Our levels of accounts receivable would also increase if our customers delayed their payments to us. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based primarily upon orders received from customers and our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

     We used cash in our investing activities in the amount of $7.8 million and $2.9 million during the six months ended July 31, 2000 and 1999, in each case attributable to purchases of property and equipment. Additionally, in the six months ended July 31, 2000, our restricted cash increased by $3.1 million due to an investment in a certificate of deposit with a U.S. bank as security for a standby letter of credit with a foundry. The standby letter of credit expired on September 1, 2000.

     Net cash provided by financing activities was $97.4 million and $1.8 million during the six months ended July 31, 2000 and 1999. We raised net proceeds of $94.1 million through our initial public offering in June 2000. During the six months ended July 31, 1999, cash provided by financing activities was primarily attributable to proceeds from the issuance of convertible preferred stock and the exercise of stock options, partially offset by the repayment of notes payable to our bank.

     We lease equipment and software under leases with three-year terms. We intend to exercise purchase options at the end of the lease terms for a minimal cost. We also anticipate spending up to $12.2 million during the remainder of fiscal 2001 for test and other equipment and software. We lease our facilities under non-cancelable operating leases, which expire through June 2005. We entered into a new lease commitment on June 1, 2000 for approximately 31,000 square feet of supplemental office space adjacent to our existing office space in Sunnyvale, California, with occupancy scheduled for November 2000, pending completion of leasehold improvements being made to the facility.

     Our relationships with our foundries allow us to cancel all outstanding purchase orders, but require us to pay the foundries for expenses they have incurred in connection with the purchase orders through the date of cancellation. As of July 31, 2000, our foundries had incurred approximately $3.8 million of manufacturing expenses on our outstanding purchase orders.

     We believe that the net proceeds from our initial public offering, together with our existing cash balances and cash generated by our operations, are sufficient to meet our capital requirements for at least the next 12 months. After this period, capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, and increases in our operating expenses. To the extent that net proceeds from our initial public offering, together with existing cash balances and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into acquisitions or strategic arrangements in the future, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

     Interest Rate Risk. Our cash equivalents are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income. As of July 31, 2000, our cash included money market securities. Due to the short term nature of our investment portfolio, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

     Foreign Currency Exchange Risk. All of our sales and substantially all of our expenses are denominated in U.S. dollars, and, as a result, we have relatively little exposure to foreign currency exchange risk. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations", the following additional factors may affect our future results:

WE HAVE ONLY RECENTLY BEGUN OFFERING FOR SALE OUR DATA COMMUNICATIONS PRODUCTS. OUR FUTURE SUCCESS IS DEPENDENT ON OUR ABILITY TO ACHIEVE RAPID AND WIDESPREAD MARKET ACCEPTANCE FOR THIS PRODUCT AND OTHER DATA COMMUNICATIONS PRODUCTS WE DEVELOP AND OFFER FOR SALE.

     Prior to March 2000, all of our products were sold for use in data storage devices, a market where we expect our rate of sales growth to slow considerably in fiscal 2001 and going forward. In March 2000, we shipped and generated revenue from our first high speed, or broadband, data communications product, an Ethernet product for Fast Ethernet applications. In May 2000, we introduced our Alaska(TM) Gigabit Ethernet over copper transceiver, which began shipping and generating revenue in July 2000. Ethernet is the predominant networking protocol, or format, for connecting devices at data rates of 10, 100 and 1,000 megabits per second. Ethernet connecting devices at data rates of 100 megabits per second are known as Fast Ethernet, and Ethernet connecting devices at data rates of 1,000 megabits per second are known as Gigabit

Ethernet. We are developing other broadband data communications products, including multi-port count Gigabit switch products. We have a limited history in developing, marketing and selling our products in the broadband data communications market. Even if we successfully develop and manufacture products for this market, they may not achieve market acceptance in the near term or at all. If our Fast Ethernet products or other broadband data communications products do not achieve rapid and widespread market acceptance, our growth prospects could be seriously harmed.

WE HAVE DEPENDED ON SALES OF OUR READ CHANNEL AND PREAMPLIFIER PRODUCTS FOR SUBSTANTIALLY ALL OF OUR REVENUE TO DATE, AND SIGNIFICANT REDUCTIONS IN ORDERS FOR THESE PRODUCTS, OR THE DATA STORAGE DEVICES INTO WHICH SUCH PRODUCTS ARE INCORPORATED, WOULD SIGNIFICANTLY REDUCE OUR REVENUES.

     Substantially all of our revenue to date has been derived from sales of our read channel and preamplifier products. A read channel transmits and receives the analog data that is stored on a magnetic disk and converts it to and from digital data for use in computing systems. A preamplifier amplifies the low level electrical signal transmitted to and from the recording mechanisms in a disk drive device. In fiscal 1999 and 2000, we experienced rapid growth in sales of our data storage products and anticipate our rate of sales growth for these products will slow considerably in 2001 and going forward. Unless we are able to diversify our sales through the introduction of new products, we will continue to be dependent on sales of our read channel and preamplifier products. Our read channel and preamplifier products are incorporated into data storage devices by our customers primarily for sale to the personal computer and computer server markets. Any reduction in the demand for data storage devices that incorporate our products would likely result in reduced demand for our products and would harm our sales. The data storage market is rapidly evolving and is subject to substantial fluctuation. For example, the data storage market may be affected by:

     - shifts in market share among data storage device manufacturers, driven by technological advances, price reductions, the level of end-user satisfaction with the data storage devices and the level of support provided to the end-users; and

     - fluctuations in the market for computing devices and products containing data storage devices.

WE DEPEND ON A SMALL NUMBER OF LARGE CUSTOMERS FOR A SUBSTANTIAL MAJORITY OF OUR SALES. THE LOSS OF, OR A SIGNIFICANT REDUCTION OR CANCELLATION IN SALES TO, ANY KEY CUSTOMER WOULD SERIOUSLY HARM OUR ABILITY TO GROW AND BE PROFITABLE.

     In fiscal 2000, our five largest customers accounted for approximately 98% of our sales. Of these customers, Samsung accounted for 36%, Seagate for 24%, Hitachi for 14%, Fujitsu for 14% and Toshiba for 10%. In the first six months of fiscal 2001 these same customers accounted for approximately 92% of our sales. Of these customers, Samsung accounted for 40%, Seagate for 21%, Hitachi for 15%, Fujitsu for 11% and Toshiba for 5%. Sales to these large customers have fluctuated significantly from period-to-period, primarily due to the timing and number of design wins with each customer, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, or a significant reduction in sales we make to them, or any problems we encounter collecting amounts they owe us, would likely seriously harm our results of operations and financial condition. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns, particularly because:

     - we do not have any long-term purchase arrangements or contracts with these or any of our other customers or exclusive arrangements with any customers;

     - substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty; and

     - our customers purchase integrated circuits from our competitors.

     Our customers may also discontinue sales in the markets for which they purchase our products. For example, in fiscal 1999 two of our major customers in fiscal 1998 discontinued sales in the disk drive market, which led to a shift in the composition of our major customers.

IF WE ARE UNABLE TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE IN A TIMELY MANNER, OUR OPERATING RESULTS AND COMPETITIVE POSITION WILL BE HARMED.

     Our future success will depend on our ability, in a timely and cost effective manner, to develop new products for the broadband data communications markets and to introduce product enhancements to our read channel and preamplifier products. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. In particular, we have a limited history in developing products for the broadband data communications market and may encounter technical difficulties in developing products for this market that could prevent or delay the successful introduction of these products. Unanticipated problems in developing broadband data communications products could also require the diversion of substantial engineering resources, which may impair our ability to develop new products for the data storage market, and could substantially increase our costs. Even if the new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of these products in a timely manner.

     Successful product development and market acceptance of our products depends on a number of factors, including:

     - timely and cost-effective completion and introduction of new product designs;

     - adoption of our products by customers that are among the first to adopt new technologies and by customers perceived to be market leaders;

     - timely qualification and certification of our products for use in our customers' products;

     - the level of acceptance of our products by existing and potential customers;

     - cost and availability of foundry, assembly and testing capacity;

     - availability, price, performance, power use and size of our products and competing products and technologies;

     - our customer service and support capabilities and responsiveness;

     - successful development of our relationships with existing and potential customers and strategic partners; and

     - our ability to predict and respond to changes in technology, industry standards or end-user preferences.

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE OR MAINTAIN REVENUES AND MARKET SHARE.

     We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenues may not increase or may decline. In addition, some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. Moreover, our competitors may foresee the course of market developments more accurately than we do. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, new competitors or alliances among existing competitors could emerge. We expect to face competition in the future from our current competitors, other manufacturers and designers of integrated circuits, and innovative start-up integrated circuit design companies. Many of our customers are also large, established integrated circuit suppliers. Our sales to and support of such customers may enable them to become a source of competition to us, despite our effort to protect our intellectual property rights.

     As we begin to enter the broadband data communications market, we face competition from a number of additional competitors who have a long history of serving that market. Many of these competitors have established reputations in that market and long-standing relationships with the customers to whom we intend to sell our products that could prevent us from competing successfully. Competition could increase pressure on us to lower our prices and lower our margins.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY IN ACCURATELY PREDICTING OUR FUTURE SALES AND APPROPRIATELY BUDGETING FOR OUR EXPENSES, AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATE.

     We were incorporated in 1995, did not begin generating any meaningful sales until June 1998 and did not become profitable on an annual basis until fiscal 2000. This limited operating experience, combined with the rapidly changing nature of the markets in which we sell our products, limits our ability to accurately forecast quarterly or annual sales. Additionally, because many of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We are currently expanding our staffing and increasing our expense levels in anticipation of future sales growth. If our sales do not increase as anticipated, significant losses could result due to our higher expense levels.

     Although we have experienced sales and earnings growth in prior quarterly and annual periods, we may not be able to sustain these growth rates. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

BECAUSE WE DO NOT HAVE LONG-TERM COMMITMENTS FROM OUR CUSTOMERS, WE MUST ESTIMATE CUSTOMER DEMAND, AND ERRORS IN OUR ESTIMATES CAN HAVE NEGATIVE EFFECTS ON OUR INVENTORY LEVELS AND SALES.

     Our sales are made on the basis of individual purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We have historically placed firm orders for products with our suppliers up to 16 weeks prior to the anticipated delivery date and typically prior to receiving an order for the product. Therefore our order volumes are based on our forecasts of demand from our customers. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and therefore, were unable to benefit from this increased demand.

WE RELY ON INDEPENDENT FOUNDRIES AND SUBCONTRACTORS FOR THE MANUFACTURE, ASSEMBLY AND TESTING OF OUR INTEGRATED CIRCUIT PRODUCTS, AND THE FAILURE OF ANY OF THESE THIRD-PARTY VENDORS TO DELIVER PRODUCTS OR OTHERWISE PERFORM AS REQUESTED COULD DAMAGE OUR RELATIONSHIPS WITH OUR CUSTOMERS AND DECREASE OUR SALES AND LIMIT OUR GROWTH.

     We do not have our own manufacturing, assembly or testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on Taiwan Semiconductor Manufacturing Company to produce substantially all of our integrated circuit products. We also currently rely on third-party assembly and test subcontractors to assemble, package and test our products. If these vendors do not provide us with high quality products and services in a timely manner, or if one or more of these vendors terminates their relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. Other significant risks associated with relying on these third-party vendors include:

     - our customers or their end customers may fail to approve or delay in approving our selected supplier;

     - we have reduced control over product cost, delivery schedules and product quality;

     - the warranties on wafers or products supplied to us are limited; and

     - we face increased exposure to potential misappropriation of our intellectual property.

     We currently do not have long-term supply contracts with any of our third-party vendors. They therefore are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. None of our third-party foundry or assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. These foundries may allocate capacity to the production of other companies' products while reducing deliveries to us on short notice. In particular, foundry customers that are larger and better financed than we are or that have long-term agreements with these foundries may cause these foundries to reallocate capacity to those customers, decreasing the capacity available to us. If we need another integrated circuit foundry or assembly and test contractor because of increased demand or the inability to obtain timely and adequate deliveries from our providers at the time, we might not be able to develop relationships with other vendors who are able to satisfy our requirements. Even if other integrated circuit foundries or assembly and test contractors are available at that time to satisfy our requirements, it would likely take several months to acquire a new provider. Such a change may also require the approval of our customers, which would take time to effect and could cause our customers to cancel orders or fail to place new orders.

IF OUR FOUNDRIES DO NOT ACHIEVE SATISFACTORY YIELDS OR QUALITY, OUR RELATIONSHIPS WITH OUR CUSTOMERS AND OUR REPUTATION WILL BE HARMED.

     The fabrication of integrated circuits is a complex and technically demanding process. Our foundries have from time to time experienced manufacturing defects and reduced manufacturing yields. In the fourth quarter of fiscal 2000, we experienced low yields in the production of our newly introduced read channel product, which decreased our gross profits for the quarter. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundries, or defects, integration issues or other performance problems in our products could cause significant customer relations and business reputation problems, harm our financial results and result in financial or other damages to our customers. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

     In addition, defects in our existing or new products could result in significant warranty, support and repair costs, and divert the attention of our engineering personnel from our product development efforts.

BECAUSE FOUNDRY CAPACITY IS LIMITED, WE MAY TAKE VARIOUS ACTIONS TO TRY TO SECURE CAPACITY, WHICH MAY BE COSTLY AND HARM OUR OPERATING RESULTS.

     Foundry capacity is limited and competition for capacity is increasing. In order to secure foundry capacity as competition increases, we may enter into various arrangements with suppliers that could be costly and harm our operating results. This year, as we have increased our orders with Taiwan Semiconductor Manufacturing Company, Taiwan Semiconductor has tightened its credit policy applicable to us by determining whether our credit limit has been reached when we place orders, rather than when it begins production of our orders. This action required us to obtain additional credit facilities, which reduces our financial flexibility. As competition for foundry space increases, additional arrangements may be required, including:

     - option payments or other prepayments to a foundry;

     - nonrefundable deposits with or loans to foundries in exchange for capacity commitments;

     - contracts that commit us to purchase specified quantities of integrated circuits over extended periods;

     - issuance of our equity securities to a foundry;

     - investment in a foundry;

     - joint ventures; and

     - other partnership relationships with foundries.

     We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

WE DEPEND ON KEY PERSONNEL WITH WHOM WE DO NOT HAVE EMPLOYMENT AGREEMENTS TO MANAGE OUR BUSINESS IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO DEVELOP AND SUCCESSFULLY MARKET OUR PRODUCTS COULD BE HARMED.

     We believe our future success will depend in large part upon our ability to attract, integrate and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. Due to the relatively early stage of our company's business, we believe that our future success is highly dependent on the contributions of Sehat Sutardja, our co-founder, President and Chief Executive Officer, Pantas Sutardja, our co-founder and Vice-President, and Chief Technology Officer of Marvell Semiconductor, and Weili Dai, our co-founder and Executive Vice President, and General Manager of the Data Communications Group of Marvell Semiconductor. We do not have employment contracts with these or any other key personnel, and their knowledge of the business and industry would be extremely difficult to replace.

     There is currently a shortage of qualified technical personnel with significant experience in the design, development, manufacture, marketing and sales of integrated circuits for use in communications products. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacture of products based on analog technology, and competition for these engineers is intense. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting, integrating and retaining sufficient numbers of technical personnel to support our anticipated growth.

OUR RAPID GROWTH HAS STRAINED OUR RESOURCES AND OUR INABILITY TO MANAGE ANY FUTURE GROWTH COULD HARM OUR PROFITABILITY.

     Our rapid growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our profitability could be harmed.

     As a result of this growth, we believe that our current facilities will be adequate to meet our requirements through at least fiscal 2002. We expect we will need to locate additional space in California, and may find it necessary to vacate our current locations. If we relocate, we may have to pay rent on two leases for a period of time. Because of the competition for space in the area of California in which we are located, additional space may cost substantially more than our existing facilities. We may also incur significant additional capital expenditures for construction of tenant improvements. These relocations could also result in temporary disruptions of our operations and diversion of management's attention and resources.

WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS, WHICH MAY HARM OUR RESULTS OF OPERATIONS, BECAUSE A MAJORITY OF OUR PRODUCTS AND OUR CUSTOMERS' PRODUCTS ARE MANUFACTURED AND SOLD OUTSIDE OF THE UNITED STATES.

     A substantial portion of our business is conducted outside of the United States and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily concentrated in Singapore, Korea, the Philippines and Japan, which further exposes us to foreign risks. Sales outside of the United States accounted for 99% and 97% of our revenues in fiscal 2000 and the first six months of fiscal 2001. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to international risks, including:

     - difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses;

     - compliance with foreign laws;

     - difficulties in staffing and managing foreign operations;

     - trade restrictions or higher tariffs;

     - transportation delays;

     - difficulties of managing distributors, especially since we expect to continue to increase our sales through international distributors;

     - political and economic instability; and

     - inadequate local infrastructure.

     Because sales of our products have been denominated to date exclusively in United States dollars, increases in the value of the United States dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, potentially leading to a reduction in sales and profitability for us in that country. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in exchange rates for those foreign currencies.

OUR THIRD PARTY FOUNDRIES AND SUBCONTRACTORS ARE CONCENTRATED IN TAIWAN AND ELSEWHERE IN THE PACIFIC RIM, AN AREA SUBJECT TO SIGNIFICANT EARTHQUAKE RISKS. ANY DISRUPTION TO THE OPERATIONS OF THESE FOUNDRIES AND SUBCONTRACTORS RESULTING FROM EARTHQUAKES OR OTHER NATURAL DISASTERS COULD CAUSE SIGNIFICANT DELAYS IN THE PRODUCTION OR SHIPMENT OF OUR PRODUCTS.

     Substantially all of our products are produced by Taiwan Semiconductor Manufacturing Company located in Taiwan. Currently our only alternative manufacturing source is also located in Taiwan. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan and the Philippines. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is a significant risk due to the proximity of major earthquake fault lines to the facilities of our foundries and subcontractors. In September

1999, a major earthquake in Taiwan affected the facilities of several of these third party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. The occurrence of an earthquake or other natural disaster could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

OUR FAILURE TO SUCCESSFULLY INTEGRATE ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     As part of our growth strategy, we may consider opportunities to acquire other businesses or technologies that would complement our current product offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have not made any acquisitions and we are currently not subject to any agreement or letter of intent with respect to potential acquisitions.

     Acquisitions entail a number of risks that could harm our business and result in the acquired business not performing as expected, including:

     - problems integrating the acquired operations, personnel, technologies or products with our existing business and products;

     - diversion of management's time and attention from our core business;

     - difficulties in retaining business relationships with suppliers and customers of the acquired company;

     - risks associated with entering markets in which we lack prior experience; and

     - potential loss of key employees of the acquired company.

WE ARE INCORPORATED IN BERMUDA, AND, AS A RESULT, IT MAY NOT BE POSSIBLE FOR SHAREHOLDERS TO ENFORCE CIVIL LIABILITY PROVISIONS OF THE SECURITIES LAWS OF THE UNITED STATES.

     We are organized under the laws of Bermuda. As a result, it may not be possible for our shareholders to effect service of process within the United States upon us, or to enforce against us in United States courts judgments based on the civil liability provisions of the securities laws of the United States. Our executive officers and directors are all residents of the United States. However, there is significant doubt as to whether the courts of Bermuda would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liabilities provisions of the securities laws of the United States or any state or hear actions brought in Bermuda against us or those persons based on those laws. The United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not be automatically enforceable in Bermuda.

OUR BYE-LAWS CONTAIN A WAIVER OF CLAIMS OR RIGHTS OF ACTION BY OUR SHAREHOLDERS AGAINST OUR OFFICERS AND DIRECTORS, WHICH WILL SEVERELY LIMIT YOUR RIGHT TO ASSERT A CLAIM AGAINST OUR OFFICERS AND DIRECTORS UNDER BERMUDA LAW.

     Our Bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers and directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties with or for us, other than with respect to any matter involving any fraud or dishonesty on the part of such officer or director. This waiver will limit your right to assert claims against our officers and directors unless the act complained of involves actual fraud or dishonesty. Thus, so long as acts of business judgment do not involve actual fraud or dishonesty, they will not be subject to shareholder claims under Bermuda law. For example, shareholders will not have claims against officers and directors for a breach of trust, unless the breach rises to the level of actual fraud or dishonesty.

BERMUDA LAW DIFFERS FROM THE LAWS IN EFFECT IN THE UNITED STATES AND MAY AFFORD LESS PROTECTION TO SHAREHOLDERS.

     Our shareholders may have more difficulty in protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. We are a Bermuda company and, accordingly, are governed by The Companies Act, 1981 of Bermuda. The Companies Act, 1981 of Bermuda differs in material respects from laws applicable to United States corporations and shareholders, including the following:

     - any transaction we enter into in which a director has an interest is neither voidable by us nor is the director liable to us for any profit realized, provided the nature of the director's interest is disclosed to the board of directors at the first opportunity; and

     - class actions and derivative actions are not available to shareholders except in limited circumstances.

WE ARE SUBJECT TO SUBSTANTIAL TAX RISK BECAUSE EXISTING CASES, RULINGS AND REGULATIONS DO NOT CLEARLY ADDRESS HOW UNITED STATES FEDERAL INCOME TAX LAWS APPLY TO A BUSINESS LIKE OURS THAT INVOLVES FOREIGN OPERATIONS RECEIVING SUPPORT FROM A U.S. SUBSIDIARY.

     We are incorporated in Bermuda. Our Bermuda operations are subject to United States federal income tax at regular corporate rates and to United States branch profits tax, in each case to the extent that our income is effectively connected with the conduct of a trade or business in the United States. By contrast, corporations incorporated in the United States are subject to United States federal income taxes on their worldwide income, regardless of whether that income is effectively connected with the conduct of a trade or business in the United States.

     Our corporate structure was developed in a manner that we believe limits the amount of our income that is effectively connected with the conduct of a trade or business in the United States. We have sales offices in Singapore and Japan that handle our foreign sales activities and we try to limit the activities conducted by our U.S. operations. However, unlike many other foreign corporations whose sole connection to the United States is through a United States subsidiary established for the purpose of doing business in the United States, our United States operations provide support to our other subsidiaries throughout the world. The provision of these support services increases the risk that our income will be deemed effectively connected income.

     The determination of whether income of a foreign corporation is effectively connected with the conduct of a trade or business in the United States and, therefore, subject to United States tax involves a consideration of all the facts and circumstances and the application of legal standards that are uncertain. There have been few court cases or rulings by the Internal Revenue Service addressing the application of these legal standards and we believe that none of these cases or rulings relate to facts precisely like ours. Moreover, there are no proposed or published regulations with respect to one of the main sections of the Internal Revenue Code that applies to us, leading to further uncertainty.

     Because of the uncertainty as to how United States federal income tax laws apply to the way we conduct our business, we believe the Internal Revenue Service will probably disagree with our past or future positions as to the amount of effectively connected income that we earn. Based on our analysis of applicable United States federal income tax laws and regulations to our operations as currently conducted, we expect to pay United States federal income taxes at an effective rate of approximately 5% to 10%. The maximum federal income tax rate is 35%, and the branch profits tax rate on income remaining after application of the corporate tax is 30%. Together these two taxes combine for a 54.5% tax rate. Any of our income that is deemed to be income that is effectively connected with the conduct of a trade or business in the United States could be subject to this 54.5% rate of tax. Consequently, if our positions are disallowed, the amount we have accrued on our financial statements for United States federal income taxes may be insufficient to the extent of the difference between the income tax rate ultimately determined to apply and the 25% accrual rate. In addition, we could be required to make significant cash payments for back taxes and interest based on the difference between the income tax rate ultimately determined to apply and the effective rate at which we paid those taxes. At July 31, 2000, our income tax liability accrued on our balance sheet aggregated $6.3 million, which reflects our best estimate of such liability. However, we cannot assure you that our actual income tax liability will not exceed this amount. If the Internal Revenue Service were to prevail in an argument that all of our non-United States income is effectively connected income, we estimate that our exposure for taxes, interest and penalties would be approximately $14 million at July 31, 2000. We have filed United States federal income tax returns since 1996. The Internal Revenue Service examined our 1996 United States federal income tax return and made no adjustment; however, we had losses for that year.

TAX BENEFITS WE RECEIVE MAY BE TERMINATED OR REDUCED IN THE FUTURE, WHICH WOULD INCREASE OUR COSTS.

     The Economic Development Board of Singapore granted us pioneer status in July 2000 for a period of six years, commencing July 1, 1999. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the 26% Singapore tax rate. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If our pioneer status is terminated early, our financial results could be harmed.

     Under current Bermuda law, we are not subject to tax on our income or capital gains. We have obtained from the Minister of Finance of Bermuda under the Exempt Undertakings Tax Protection Act 1966, as amended, an undertaking that, in the event that Bermuda enacts any legislation imposing tax computed on income or capital gains, those taxes should not apply to us until March 28, 2016. However, this exemption may not be extended beyond this date.

IF WE ARE CLASSIFIED AS A PASSIVE FOREIGN INVESTMENT COMPANY, OUR SHAREHOLDERS MAY SUFFER ADVERSE TAX CONSEQUENCES.

     Because we are incorporated in Bermuda and have operations in the United States and Singapore, we are subject to special rules and regulations, including rules regarding passive foreign investment company or PFIC. We believe that we are not a PFIC, and we expect to continue to manage our affairs so that we will not become a PFIC. However, whether we should be treated as a PFIC is a factual determination that is made annually and is subject to change. If we are classified as a PFIC, then each United States holder of our common stock would, upon qualifying distributions by us or upon the pledge or sale of their shares of common stock at a gain, be liable to pay tax at the then prevailing rates on ordinary income plus an interest charge, generally as if the distribution or gain had been earned ratably over the shareholder's holding period. In addition to the risks related to PFIC status, we and our shareholders could also suffer adverse tax consequences if we are classified as a foreign personal holding company, a personal holding company or a controlled foreign corporation.

EXISTING SHAREHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, AND THREE EXISTING DIRECTORS, WHO ARE ALSO SIGNIFICANT SHAREHOLDERS, ARE RELATED BY BLOOD OR MARRIAGE. THESE FACTORS MAY ALLOW THE EXISTING SHAREHOLDERS OR THE THREE RELATED DIRECTORS TO CONTROL THE ELECTION OF DIRECTORS AND THE APPROVAL OR DISAPPROVAL OF SIGNIFICANT CORPORATE ACTIONS FOLLOWING THIS OFFERING.

     As of July 31, 2000 our executive officers and directors beneficially own or control, directly or indirectly, approximately 62% of the outstanding shares of common stock. Additionally, Sehat Sutardja and Weili Dai are husband and wife and Sehat Sutardja and Pantas Sutardja are brothers. All three are directors and together they hold approximately 42% of our outstanding common stock as of July 31, 2000. As a result, if the existing shareholders or any of Sehat Sutardja, Pantas Sutardja and Weili Dai act together, they will significantly influence, and will likely control, the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these shareholders or directors could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire.

     Under Bermuda law all our officers, in exercising their powers and discharging their duties, must act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Majority shareholders do not owe fiduciary duties to minority shareholders. As a result, the minority shareholders will not have a direct claim against the majority shareholders in the event the majority shareholders take actions that damage the interests of minority shareholders. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda, except the Bermuda courts would be expected to follow English case law precedent, which would permit a shareholder to bring an action in our name if the directors or officers are alleged to be acting beyond our corporate power, committing illegal acts or violating our Memorandum of Association or Bye-laws. In addition, minority shareholders would be able to challenge a corporate action that allegedly constituted a fraud against them or required the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys' fees incurred in connection with the action.

CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY COULD CAUSE US TO INCUR SUBSTANTIAL COSTS AND DIVERT OUR MANAGEMENT'S ATTENTION AND RESOURCES.

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the integrated circuit industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Securities litigation could result in substantial costs and could divert our management's attention and resources.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK
PRICE.

     As of July 31, 2000, we have outstanding 85,479,620 shares of common stock. Sales of a substantial number of shares of our common stock in the public market following this offering could cause our stock price to decline. Substantially all of the 6,900,000 shares sold in our initial public offering are freely tradable. Of the remaining 78,579,620 shares of common stock outstanding after this offering, 76,060,109 shares are subject to lock-up agreements with the underwriters and 429,240 shares are subject to lock-up agreements with Marvell, in each case ending 180 days after June 26, 2000. Upon the expiration of the lock-up agreements, and subject to the provisions of Rule 144 and Rule 701, approximately 78,184,058 shares of common stock, assuming the exercise of outstanding warrants and all outstanding vested stock options, will be available for sale in the public market 180 days after June 26, 2000. Additional shares issuable upon exercise of outstanding stock options will become freely tradable at various times after that date. Goldman, Sachs & Co. can waive the restrictions of the lock-up agreements at an earlier time without prior notice or announcement and allow shareholders to sell their shares. As restrictions on resale end, the market price of our stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

OUR BYE-LAWS CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL, EVEN IF THE CHANGE IN CORPORATE CONTROL WOULD BENEFIT OUR SHAREHOLDERS.

     Our Bye-laws contain change in corporate control provisions which include:

     - authorizing the issuance of preferred stock without shareholder approval;

     - providing for a classified board of directors with staggered, three-year terms; and

     - requiring two-thirds of the outstanding shares to approve amendments to our Bye-laws.

     These change in corporate control provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders.

THE AVERAGE SELLING PRICES OF PRODUCTS IN OUR MARKETS HAVE HISTORICALLY DECREASED RAPIDLY AND WILL LIKELY DO SO IN THE FUTURE, WHICH COULD HARM OUR GROSS PROFITS AND SALES.

     The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that as a result of pricing pressure from our customers our gross profits on our data storage products are also likely to decrease over the next fiscal year below levels we have historically experienced. Because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase. In the past, we have reduced the average unit price of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to do so again in the future.

WE HAVE A LENGTHY AND EXPENSIVE SALES CYCLE, WHICH DOES NOT ASSURE PRODUCT SALES, AND WHICH IF UNSUCCESSFUL MAY HARM OUR OPERATING RESULTS.

     The sales cycle for our products is long and requires us to invest significant resources with each potential customer without any assurance of sales to that customer. Our sales cycle typically begins with a three to six month evaluation and test period, also known as qualification, during which our products undergo rigorous reliability testing by our customers. Qualification is followed by a twelve to eighteen month development period by our customers and an additional three to six month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customer will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist our customers in implementing our solutions into their product. We incur significant research and development and selling, general and administrative expenses as part of this process and we may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in a data storage product, the customer generally uses solely that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product we will be unable to sell our integrated circuit to our customer until our customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, our customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier.

     Also, during the final production of a mature product, our customers typically exhaust their existing inventory of our integrated circuits. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both our customer's mature and replacement products. A delay in the customer's transition to commercial production of a replacement product may cause them to lose sales, which would delay our ability to recover the lost sales from the discontinued mature product. Also customers may defer orders in anticipation of new products or product enhancements from us or our competitors.

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE INTEGRATED CIRCUIT INDUSTRY. ANY FUTURE DOWNTURNS WILL LIKELY REDUCE OUR REVENUE AND RESULT IN OUR HAVING EXCESS INVENTORY.

     The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both integrated circuit companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production over capacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns will likely reduce our revenue and result in our having excess inventory. Furthermore, any upturn in the integrated circuit industry could result in increased competition for access to third-party foundry, assembly and test capacity.

WE ARE DEPENDENT UPON THE HARD DISK DRIVE INDUSTRY, WHICH IS HIGHLY CYCLICAL AND EXPERIENCES RAPID TECHNOLOGICAL CHANGE.

     Prior to March 2000, all of our sales were to customers in the hard disk drive industry. The hard disk drive industry is intensely competitive and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us, as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

     Rapid technological changes in the hard disk drive industry often result in significant and rapid shifts in market share among the industry's participants. If the hard disk drive manufacturer supplied by our customers do not retain or increase market share, our sales may decrease.

THE DEVELOPMENT AND EVOLUTION OF MARKETS FOR OUR INTEGRATED CIRCUITS ARE DEPENDENT ON FACTORS, SUCH AS INDUSTRY STANDARDS, OVER WHICH WE HAVE NO CONTROL. FOR EXAMPLE, IF OUR CUSTOMERS ADOPT NEW OR COMPETING INDUSTRY STANDARDS WITH WHICH OUR PRODUCTS ARE NOT COMPATIBLE OR FAIL TO ADOPT STANDARDS WITH WHICH OUR PRODUCTS ARE COMPATIBLE, OUR EXISTING PRODUCTS WOULD BECOME LESS DESIRABLE TO OUR CUSTOMERS AND OUR SALES WOULD SUFFER.

     The emergence of markets for our integrated circuits is affected by a variety of factors beyond our control. In particular, our products are designed to conform to current specific industry standards. Our customers may not adopt or continue to follow these standards, which would make our products less desirable to our customers and reduce our sales. Also, competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products.

     We have made a significant investment in the development and production of our Gigabit Ethernet products. However, the Gigabit Ethernet technology is relatively new compared to the more established 10 and 100 megabits per second Ethernet technologies. If the Gigabit Ethernet technology does not achieve widespread market acceptance, our Gigabit Ethernet products may never be profitable.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE.

     We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. As of August 31, 2000, we had been issued several United States patents and have a number of pending United States patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

SIGNIFICANT LITIGATION OVER INTELLECTUAL PROPERTY IN OUR INDUSTRY MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION, WHICH COULD SUBJECT US TO LIABILITY, REQUIRE US TO STOP SELLING OUR PRODUCTS OR FORCE US TO REDESIGN OUR PRODUCTS.

     Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the integrated circuit industry, where a number of companies aggressively bring numerous infringement claims to protect their patent portfolios. We may become a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

     - stop selling products or using technology that contain the allegedly infringing intellectual property;

     - pay damages to the party claiming infringement;

     - attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

     - attempt to redesign those products that contain the allegedly infringing intellectual property.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors under Item 2 above. Such information is incorporated by reference herein.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 2000, Gordon M. Steel, our former Chief Financial Officer, filed a complaint in California Superior Court against Marvell alleging claims for wrongful termination, breach of the covenant of good faith and fair dealing, and defamation. These claims relate to Mr. Steel's separation from Marvell in April 2000. We are currently reviewing the complaint, and believe that the complaint is without merit and intend to vigorously defend against it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our Registration Statement on Form S-1 (Registration No. 333-33086) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on June 26, 2000. A total of 6,900,000 shares of our common stock were registered. All shares were sold by the company, resulting in aggregate gross proceeds of $103.5 million. The managing underwriters were Goldman, Sachs & Co., Lehman Brothers and J.P. Morgan & Co. The offering commenced and was completed on June 27, 2000, at a price to the public of $15.00 per share. The initial public offering resulted in net proceeds to us of $94.1 million, after deducting underwriting commissions of $7.2 million and estimated offering expenses of $2.2 million, which were paid to unaffiliated persons. As of July 31, 2000, these proceeds were invested in money market funds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

    10.9        Lease Agreement dated June 1, 2000 by and between Marvell
                Semiconductor, Inc. and 525 Almanor LLC.
    27.1        Financial Data Schedule

     There were no reports on Form 8-K filed during the quarter ended July 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MARVELL TECHNOLOGY GROUP LTD.

                                                        By: /s/ SEHAT SUTARDJA
         September 12, 2000              ----------------------------------------------------
------------------------------------                        Sehat Sutardja
                Date                            President and Chief Executive Officer

                                                         /s/ GEORGE A. HERVEY
                                         ----------------------------------------------------
         September 12, 2000                                George A. Hervey
------------------------------------         Vice President, Chief Financial Officer and
                Date                                 Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.9     Lease Agreement dated June 1, 2000 by and between Marvell
          Semiconductor, Inc. and 525 Almanor LLC.
 27.1     Financial Data Schedule