Form 10-Q
period 2000-10-28
MARVELL TECHNOLOGY GROUP LTD
filed 2000-12-11
CIK 1058057

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-30877

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

                                      N/A
  (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK

                    CLASS                             OUTSTANDING AT OCTOBER 28, 2000
                    -----                             -------------------------------
        Common stock, $0.002 par value                           85,477,766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I. FINANCIAL INFORMATION

Item 1  Financial Statements:
        Condensed Consolidated Balance Sheets at October 31, 2000
          and January 31, 2000......................................    1
        Condensed Consolidated Statements of Income for the three
          and nine months ended October 31, 2000 and 1999...........    2
        Condensed Consolidated Statements of Cash Flows for the nine
          months ended October 31, 2000 and 1999....................    3
        Notes to Condensed Consolidated Financial Statements........    4
Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................    7
Item 3  Quantitative and Qualitative Disclosures About Market
          Risk......................................................   26

PART II. OTHER INFORMATION

Item 1  Legal Proceedings...........................................   27
Item 2  Changes in Securities and Use of Proceeds...................   27
Item 3  Defaults Upon Senior Securities.............................   27
Item 4  Submission of Matters to a Vote of Securities Holders.......   27
Item 5  Other Information...........................................   27
Item 6  Exhibits and Reports on Form 8-K............................   27

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         MARVELL TECHNOLOGY GROUP LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              OCTOBER 31,    JANUARY 31,
                                                                 2000           2000
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................   $115,824       $ 16,600
  Accounts receivable, net of allowance for doubtful
     accounts of $100.......................................     23,150         14,701
  Inventory, net............................................      9,753          4,830
  Prepaid expenses and other current assets.................      5,830          2,651
                                                               --------       --------
          Total current assets..............................    154,557         38,782
Property and equipment, net.................................     12,571          7,413
Other noncurrent assets.....................................      3,668            305
                                                               --------       --------
                                                               $170,796       $ 46,500
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 14,949       $  5,698
  Accrued liabilities.......................................      9,627          4,524
  Income taxes payable......................................      6,780          5,875
  Deferred revenue..........................................        646             --
  Capital lease obligations.................................         53             74
                                                               --------       --------
          Total current liabilities.........................     32,055         16,171
Capital lease obligations, less current portion.............         --             36
                                                               --------       --------
          Total liabilities.................................     32,055         16,207
Commitments
Mandatorily redeemable convertible preferred stock..........         --         22,353
Shareholders' equity:
  Common stock, $0.002 par value; 242,000,000 shares
     authorized; 85,477,766 and 48,931,560 shares issued and
     outstanding at October 31, 2000 and January 31, 2000,
     respectively...........................................        171             98
  Additional paid-in capital................................    142,409         17,580
  Deferred stock-based compensation.........................    (10,488)       (11,897)
  Retained earnings.........................................      6,649          2,159
                                                               --------       --------
          Total shareholders' equity........................    138,741          7,940
                                                               --------       --------
          Total liabilities and shareholders' equity........   $170,796       $ 46,500
                                                               ========       ========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                         MARVELL TECHNOLOGY GROUP LTD.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  --------------------------    -------------------------
                                                  OCTOBER 31,    OCTOBER 31,    OCTOBER 31,   OCTOBER 31,
                                                     2000           1999           2000          1999
                                                  -----------    -----------    -----------   -----------
Net revenue...................................      $36,212        $23,463        $98,051       $54,379
Cost of goods sold(1).........................       16,999          8,874         45,259        22,189
                                                    -------        -------        -------       -------
Gross profit..................................       19,213         14,589         52,792        32,190
Operating expenses:
  Research and development(2).................        9,436          3,716         23,366         9,084
  Marketing and selling(3)....................        5,702          2,784         15,381         7,256
  General and administrative(4)...............        1,346            793          4,277         2,228
  Amortization of stock compensation..........        2,143            329          6,627           565
                                                    -------        -------        -------       -------
          Total operating expenses............       18,627          7,622         49,651        19,133
                                                    -------        -------        -------       -------
Operating income..............................          586          6,967          3,141        13,057
Interest income, net..........................        1,811             88          2,845           124
                                                    -------        -------        -------       -------
Income before income taxes....................        2,397          7,055          5,986        13,181
Provision for income taxes....................          599          1,764          1,496         3,295
                                                    -------        -------        -------       -------
Net income....................................      $ 1,798        $ 5,291        $ 4,490       $ 9,886
                                                    =======        =======        =======       =======
Net income per share:
  Basic.......................................      $  0.02        $  0.13        $  0.07       $  0.25
                                                    =======        =======        =======       =======
  Diluted.....................................      $  0.02        $  0.06        $  0.05       $  0.12
                                                    =======        =======        =======       =======
Weighted average common shares outstanding:
  Basic.......................................       79,625         41,278         60,343        39,188
                                                    =======        =======        =======       =======
  Diluted.....................................       97,150         82,073         90,667        80,413
                                                    =======        =======        =======       =======

---------------
(1) Excludes amortization of stock compensation of $108, $17, $334 and $29

(2) Excludes amortization of stock compensation of $874, $134, $2,702 and $248

(3) Excludes amortization of stock compensation of $1,037, $159, $3,207 and $248

(4) Excludes amortization of stock compensation of $124, $19, $384 and $40

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                         MARVELL TECHNOLOGY GROUP LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                -------------------------
                                                                OCTOBER 31,   OCTOBER 31,
                                                                   2000          1999
                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................     $  4,490       $ 9,886
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................        2,827         1,001
     Amortization of deferred stock compensation............        6,627           565
     Changes in asset and liabilities:
       Accounts receivable..................................       (8,449)       (4,711)
       Inventory............................................       (4,923)         (933)
       Prepaid expenses and other assets....................       (6,542)         (526)
       Accounts payable.....................................        9,251         1,476
       Accrued liabilities..................................        5,103           977
       Income taxes payable.................................          905         3,055
       Deferred revenue.....................................          646            --
                                                                 --------       -------
          Net cash provided by operating activities.........        9,935        10,790
                                                                 --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................       (7,985)       (4,508)
                                                                 --------       -------
          Net cash used in investing activities.............       (7,985)       (4,508)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of convertible preferred stock
     and warrants, net......................................          403         4,820
  Proceeds from the exercise of stock options, net..........        2,946           797
  Proceeds from initial public offering of common stock,
     net....................................................       93,982            --
  Proceeds from borrowings on notes payable to bank.........           --         2,133
  Principal payments of capital lease obligations and notes
     payable to bank........................................          (57)         (719)
                                                                 --------       -------
          Net cash provided by financing activities.........       97,274         7,031
Net increase in cash and cash equivalents...................       99,224        13,313
Cash and cash equivalents at beginning of period............       16,600         5,515
                                                                 --------       -------
Cash and cash equivalents at end of period..................     $115,824       $18,828
                                                                 ========       =======

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                         MARVELL TECHNOLOGY GROUP LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Marvell Technology Group Ltd. and it subsidiaries (collectively, the "Company") at October 31, 2000 and the consolidated results of its operations and cash flows for the three and nine months ended October 31, 2000 and 1999. All intercompany accounts and transactions have been eliminated. The results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial deposits, the fair value of which approximates cost. At October 31 and January 31, 2000, approximately $112.5 million and $14.8 million of money market funds are included in cash and cash equivalents, respectively.

  Inventory

     Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventory consisted of the following (in thousands):

                                                        OCTOBER 31,    JANUARY 31,
                                                           2000           2000
                                                        -----------    -----------
Work in progress......................................    $9,753         $4,830
                                                          ======         ======

  Stock Based Compensation

     On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. The application of the Interpretation did not have a material impact on the Company's financial statements.

                         MARVELL TECHNOLOGY GROUP LTD.

                                  (UNAUDITED)

  Other Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. There was no difference between net income and comprehensive income during any of the periods presented.

  Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                --------------------------    --------------------------
                                                OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                   2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
Net income....................................    $ 1,798        $ 5,291        $ 4,490        $ 9,886
Basic:
  Weighted-average shares of common stock
     outstanding..............................     85,478         46,581         62,613         45,952
  Converted preferred stock to common.........         --             --          2,948             --
  Less: unvested common shares subject to
     repurchase...............................     (5,853)        (5,303)        (5,218)        (6,764)
                                                  -------        -------        -------        -------
  Denominator for basic calculation...........     79,625         41,278         60,343         39,188
Effect of dilutive securities:
  Unvested common shares subject to
     repurchase...............................      5,853          5,303          5,218          6,764
  Convertible preferred stock and warrants....          4         25,519         14,847         24,940
  Stock options...............................     11,668          9,973         10,259          9,521
                                                  -------        -------        -------        -------
  Denominator for diluted calculation.........     97,150         82,073         90,667         80,413
                                                  -------        -------        -------        -------
Basic net income per share....................    $  0.02        $  0.13        $  0.07        $  0.25
Diluted net income per share..................    $  0.02        $  0.06        $  0.05        $  0.12

2. SHAREHOLDERS' EQUITY

     In June 2000, the Company completed its initial public offering (the "Offering") of 6,900,000 shares of its Common Stock. The Company sold these shares, including 900,000 shares issued in connection with the exercise of the underwriters' over-allotment option, at a price of $15.00 per share. The Company received aggregate proceeds of approximately $94.0 million in cash (net of underwriting discounts and commissions and estimated offering costs). Upon consummation of the Offering, all outstanding shares of the Company's Convertible Preferred Stock were automatically converted into an aggregate of 26,804,912 shares of Common Stock.

3. ACQUISITION

     On October 17, 2000, the Company announced that it had entered into a definitive merger agreement with Galileo Technology Ltd., a corporation incorporated under the laws of Israel. The merger agreement provides that Toshack Acquisitions, a direct wholly-owned subsidiary of the Company, will merge into Galileo. As a result of the merger, Galileo will become a wholly-owned subsidiary of Marvell. The merger agreement provides that upon completion of the merger Galileo shareholders will be entitled to receive as fixed consideration 0.674 shares of Marvell common stock for each outstanding ordinary share of Galileo they hold. The merger is intended to create a combined company that can provide end-to-end silicon solutions to communications equipment vendors.

                         MARVELL TECHNOLOGY GROUP LTD.

                                  (UNAUDITED)

     Completion of the merger is subject to the satisfaction of a number of conditions, including the approval of shareholders of the Company and Galileo, the receipt of various regulatory approvals under Israeli law, the receipt of a favorable tax ruling from Israeli tax authorities and the expiration of regulatory waiting periods under United States and Israeli law. The merger will be accounted for as a purchase and is expected to close in the first calendar quarter of 2001. If the merger is not completed, Marvell may be required to pay Galileo an expense reimbursement of $5 million and, in some instances if an acquisition or similar transaction involving Marvell potentially exists or occurs, liquidated damages of $80 million.

4. COMMITMENTS AND CONTINGENCIES

     The Company entered into a new lease commitment on June 1, 2000 for approximately 31,000 square feet of supplemental office space in Sunnyvale, California, with occupancy scheduled for December 2000, pending completion of leasehold improvements being made to the facility. The lease term is for five years commencing July 1, 2000. Monthly rental payments are approximately $110,000 for the initial twelve months, and increase at a rate of 4% per year compounded annually.

     In August 2000, Gordon M. Steel, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company alleging claims for wrongful termination, breach of the covenant of good faith and fair dealing, and defamation. These claims relate to Mr. Steel's separation from the Company in April 2000. The Company believes that the complaint is without merit and is currently defending itself against it.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition" in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE MARVELL TECHNOLOGY GROUP LTD. REGISTRATION STATEMENT ON FORM S-4 (REGISTRATION NO. 333-50206) DATED NOVEMBER 16, 2000. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SUCH AS THE TIMING AND VOLUME OF FUTURE REVENUES, THE GEOGRAPHIC DISPERSION OF FUTURE REVENUES, THE GROWTH IN OPERATING EXPENSES IN ABSOLUTE DOLLARS, THE RATE OF GROWTH OF FUTURE REVENUES, THE GROSS PROFIT CONTRIBUTION OF CERTAIN PRODUCTS, CAPITAL SPENDING REQUIREMENTS OVER THE NEXT TWELVE MONTHS AND THE SUFFICIENCY OF OUR CASH BALANCES TO MEET OUR CASH NEEDS OVER THE NEXT TWELVE MONTHS. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF MARVELL AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES," OR SIMILAR LANGUAGE. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND IN THE SECTION ENTITLED "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS", AS WELL AS THOSE DISCUSSED IN MARVELL'S REGISTRATION STATEMENT ON FORM S-4 (REGISTRATION NO. 333-50206) DATED NOVEMBER 16, 2000.

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

     We began shipping our first generation read channel products in volume in June 1998. We began volume shipments of preamplifier products in June 1999. In December 1999, we introduced our first generation product for Fast Ethernet applications, which began shipping and generating revenue in March 2000. In May 2000, we introduced our Alaska(TM) Gigabit Ethernet-over-copper transceiver, which began shipping and generating revenue in July 2000. Our data storage products have historically accounted for more than 90% of our quarterly sales, with the balance derived from sales of our data communications products. We expect to remain dependent on continued sales of data storage products for a majority of our revenue until we are able to diversify revenue through the increase in sales of recently introduced products, and the addition of new, data communications products.

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Sales to our five largest customers accounted for 86% and 89% of our revenue for the three months and nine months ended October 31, 2000, and we expect to continue to experience significant customer concentration from direct sales to key customers. In addition, a significant portion of our products is sold to customers overseas. Sales to customers in Asia accounted for 93% and 96% of our revenue for the three months and nine months ended October 31, 2000. Because many manufacturers and subcontractors of data storage and data communications devices are located in Asia, we expect that a majority of our revenue will continue to be represented by sales to customers in that region. All of our sales have been denominated in U.S. dollars.

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

RESULTS OF OPERATIONS

     The following table sets forth the statements of income data expressed as a percentage of net revenue for the periods indicated:

                                                            THREE MONTHS         NINE MONTHS
                                                                ENDED               ENDED
                                                             OCTOBER 31,         OCTOBER 31,
                                                           ---------------     ---------------
                                                           2000      1999      2000      1999
                                                           -----     -----     -----     -----
Net revenue..............................................  100.0%    100.0%    100.0%    100.0%
Cost of goods sold.......................................   46.9      37.8      46.2      40.8
                                                           -----     -----     -----     -----
Gross profit.............................................   53.1      62.2      53.8      59.2
Operating expenses:
  Research and development...............................   26.1      15.8      23.8      16.7
  Marketing and selling..................................   15.7      11.9      15.7      13.3
  General and administrative.............................    3.7       3.4       4.4       4.1
  Amortization of stock compensation.....................    5.9       1.4       6.8       1.0
                                                           -----     -----     -----     -----
          Total operating expenses.......................   51.4      32.5      50.7      35.1
                                                           -----     -----     -----     -----
Operating income.........................................    1.7      29.7       3.1      24.1
Interest income..........................................    5.0       0.4       2.9       0.2
                                                           -----     -----     -----     -----
Income before income taxes...............................    6.7      30.1       6.0      24.3
Provision for income taxes...............................   (1.7)     (7.5)     (1.5)     (6.1)
                                                           -----     -----     -----     -----
Net income...............................................    5.0%     22.6%      4.5%     18.2%

COMPARISON OF THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 TO THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999

     Net Revenue. We recognize revenue upon shipment of product to our customers, net of accruals for estimated sales returns and allowances. In March 2000, we entered into our first distribution agreement to support our sales and marketing activities in the data communications market. We defer recognition of product revenue on sales with rights of return made through distributors until the distributor sells our product to its customer. Net revenue for the three months ended October 31, 2000 was $36.2 million, an increase of $12.7 million or 54% from net revenue of $23.5 million for the three months ended October 31, 1999. Net revenue for the nine months ended October 31, 2000 was $98.1 million, an increase of $43.7 million or 80% from net revenue of $54.4 million for the nine months ended October 31, 1999. The increases primarily reflect increased volume shipments of our data storage and data communications products. Net revenue for data communications products totaled $5.6 million for the three months ended October 31, 2000 (an increase of $3.0 million, or 118% from the quarter ending July 31, 2000), and $8.7 million for the nine months ended October 31, 2000. Although average selling prices for data storage products declined by approximately 5% and 12% from the three and nine months ended October 31, 1999 compared to the three and nine months ended October 31, 2000, the volume of units shipped increased from approximately 7.3 million and 15.8 million units in the three and nine months ended October 31, 1999 to approximately 10.0 million and 29.5 million units in the three and nine months ended October 31, 2000. The decrease in average selling prices for both periods was primarily due to a product mix change caused by an increase in preamplifier products shipped, which have a lower average selling price than our read channel products, and to a lesser extent, a decrease in average selling prices for our read channel products. Sales of read channel products increased from $22.2 million and $52.6 million in the three and nine months ended October 31, 1999 to $27.5 million and $80.5 million for the three and nine months ended October 31, 2000. Sales of preamplifier products increased from $1.3 million and $1.8 million in the three and nine months ended October 31, 1999 to $3.1 million and $8.8 million in the three and nine months ended October 31, 2000. We expect that the rate of growth of our revenue from sales of data storage products will be considerably lower for the remainder of fiscal 2001 than the rate of growth we experienced in fiscal 2000.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of our integrated circuit devices and related overhead cost, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Gross profit, which equals net revenue less cost of goods sold, as a percentage of revenue, decreased from 62.2% in the three months ended October 31, 1999 to 53.1% in the three months ended October 31, 2000, and decreased from 59.2% in the nine months ended October 31, 1999 to 53.8% in the nine months ended October 31, 2000. The decrease in gross profit percentage for both periods was due to a decrease in average selling prices for our data storage products while corresponding product costs per unit increased, an increase in preamplifier product revenues, which contribute a lower gross profit than both read channel and data communication products, and an increase in hiring of manufacturing support, logistics and quality assurance personnel. In addition, in the third quarter of fiscal 2000, we experienced a significant increase in read channel revenues due to two new design wins. This increase allowed us to achieve greater absorption of our manufacturing costs, including overhead, since our product costs per unit decreased during the quarter. Our gross profits may decrease as a percentage of revenue in future periods due to, among other things, changes in the mix of products sold, increased pricing pressures from our customers as well as from our competitors and potential cost increases resulting from limited foundry capacity. We expect some of our new data communications products will contribute more gross profit than products which have been in the market for longer periods of time and that face greater competition as a result.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype wafer and related product tape-out costs, depreciation expense and allocated occupancy costs for these operations. Research and development expense increased from $3.7 million, or 15.8% of net revenue, for the three months ended October 31, 1999 to $9.4 million, or 26.1% of net revenue, for the three months ended October 31, 2000. Research and development expense increased from $9.1 million, or 16.7% of net revenue, for the nine months ended October 31, 1999 to $23.4 million, or 23.8% of net revenue, for the nine months ended October 31, 2000. The increase in absolute dollars and as a percentage of net revenue for both periods was primarily due to the hiring of additional development personnel and a resulting increase in salary and related costs, increased spending for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense, and increased facility and other allocable expenses. We expect that research and development expense will increase in absolute dollars in future quarters as we develop new products and increase our number of research and development personnel.

     Marketing and Selling. Marketing and selling expense consists primarily of compensation and associated costs relating to marketing and selling personnel, sales commissions to independent sales representatives, promotional and other marketing expenses, and allocated occupancy costs for these operations. Marketing and selling expense increased from $2.8 million, or 11.9% of net revenue, for the three months ended October 31, 1999 to $5.7 million, or 15.7% of net revenue, for the three months ended October 31, 2000. Marketing and selling expense increased from $7.3 million, or 13.3% of net revenue, for the six months ended July 31, 1999 to $15.4 million, or 15.7% of net revenue, for the nine months ended October 31, 2000. The increase in absolute dollars and as a percentage of net revenue for both periods was primarily due to the hiring of additional personnel and a resulting increase in salary and related costs, increased sales commissions on increased net revenues, increases in trade show, advertising and other promotional expenses as we broadened our customer and product base, and increased facility and other allocable expenses. We expect that marketing and selling expenses will increase in absolute dollars in future quarters, for example, as we hire additional personnel, expand our sales and marketing efforts, particularly in data communications, and pay increased sales commissions.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, professional fees and allocated occupancy cost for these operations. General and administrative expense increased from $0.8 million, or 3.4% of net revenue, for the three months ended October 31, 1999 to $1.3 million, or 3.7% of net revenue, for the three months ended October 31, 2000. General and administrative expense increased from $2.2 million, or 4.1% of net revenue, for the nine months ended October 31, 1999 to $4.3 million, or 4.4% of net revenue, for the nine months ended October 31, 2000. The increase in absolute dollars and as a percentage of net revenue for both periods was primarily due to the hiring of additional personnel and a resulting increase in salary and related costs, increased legal and accounting and fees, increased depreciation expense and increased facility and other allocable expenses. We expect that general and administrative expenses will increase in absolute dollars in future quarters, for example, as we hire additional personnel, incur consulting costs for post implementation support for our new enterprise resource planning system and incur legal and other costs associated with being a public company and expanding our operations.

     Amortization of Stock Compensation. In connection with the grant of stock options to our employees and directors, we recorded deferred stock compensation of approximately $19.9 million. We are amortizing this amount under the accelerated method over the option vesting period, which resulted in amortization expense of $2.1 million and $6.6 million for the three and nine months ended October 31, 2000 as compared to $329,000 and $565,000 for the three and nine months ended October 31, 1999.

     Interest Income, Net. Interest income, net for the three and nine months ended October 31, 2000 was $1.8 million and $2.8 million as compared to $88,000 and $124,000 for the three and nine months ended October 31, 1999. The net proceeds from our initial public offering of common stock, which were received on June 30, 2000, contributed to the increase in net interest income.

     Provision for Income Taxes. We have accrued income taxes at an effective tax rate of 25% since achieving consolidated profitability in fiscal 2000. The difference between this rate and the federal rate of 35% is due to the lower tax rates imposed on our operations in Bermuda and Singapore and to the benefits realized from research and development credits in the United States, offset by potential taxes on the portion of Bermuda income that may be considered to be effectively connected with the conduct of a trade or business in the United States. Our operations in Singapore are subject to a statutory tax rate of 26%. The Economic Development Board of Singapore granted us pioneer status in July 2000, for a period of six years commencing July 1, 1999, which will reduce the amount of taxes we pay in Singapore. We have an undertaking from the government of Bermuda that we will not be subject to tax on our income and capital gains in Bermuda until March 28, 2016.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of liquidity as of October 31, 2000 consisted of $115.8 million of cash and cash equivalents. Prior to receiving the net proceeds from our initial public offering, we financed our operations through a combination of private sales of convertible preferred stock, bank loans and capital lease financing and, beginning in fiscal 2000, net cash flow from operations. We raised net proceeds of $94.0 million through our initial public offering in June 2000.

     During the nine months ended October 31, 2000, cash provided by operating activities was $9.9 million as compared to cash provided by operating activities of $10.8 million during the nine months ended October 31, 1999. The increase in cash for both periods was primarily a result of our net income and non-cash charges for depreciation and stock compensation amortization for the nine month periods, and increases in accounts payable, accrued liabilities and income taxes payable, partially offset by increases in accounts receivable, inventory and prepaid expenses and other assets. Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. Typically, we bill our customers on an open account basis on net 30-day payment terms If sales levels were to increase, particularly in the last month of a quarter, it is likely that the level of receivables would also increase. Our levels of accounts receivable would also increase if our customers delayed their payments to us. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based primarily upon orders received from customers and our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

     We used cash in our investing activities in the amount of $8.0 million and $4.5 million during the nine months ended October 31, 2000 and 1999, in each case attributable to purchases of property and equipment.

     Net cash provided by financing activities was $97.3 million and $7.0 million during the nine months ended October 31, 2000 and 1999. We raised net proceeds of $94.0 million through our initial public offering in June 2000. During the nine months ended October 31, 1999, cash provided by financing activities was primarily attributable to proceeds, net of repayments, from borrowings of notes payable with our bank and the issuance of convertible preferred stock.

     We lease equipment and software under leases with three-year terms. We intend to exercise purchase options at the end of the lease terms for a minimal cost. We also anticipate spending up to $15.0 million during the next twelve months for test and other equipment and software. We lease our facilities under non-cancelable operating leases, which expire through June 2005. We entered into a new lease commitment on June 1, 2000 for approximately 31,000 square feet of supplemental office space adjacent to our existing office space in Sunnyvale, California, with occupancy scheduled for December 2000, pending completion of leasehold improvements being made to the facility.

     Our relationships with our foundries allow us to cancel all outstanding purchase orders, but require us to pay the foundries for expenses they have incurred in connection with the purchase orders through the date of cancellation. As of October 31, 2000, our foundries had incurred approximately $8.7 million of manufacturing expenses on our outstanding purchase orders.

     We believe that our existing cash balances and cash generated by our operations, are sufficient to meet our capital requirements for at least the next 12 months. After this period, capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in our operating expenses. To the extent our existing cash balances and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may enter into acquisitions or strategic arrangements in the future, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

     Interest Rate Risk. Our cash equivalents are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income. As of October 31, 2000, our cash included money market securities. Due to the short term nature of our investment portfolio, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

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

WE HAVE ONLY RECENTLY BEGUN OFFERING FOR SALE OUR DATA COMMUNICATIONS PRODUCTS. OUR FUTURE SUCCESS IS DEPENDENT ON OUR ABILITY TO ACHIEVE RAPID AND WIDESPREAD MARKET ACCEPTANCE FOR THESE PRODUCTS AND OTHER DATA COMMUNICATIONS PRODUCTS WE DEVELOP AND OFFER FOR SALE.

     Prior to March 2000, all of our products were sold for use in data storage devices, a market where we expect our rate of sales growth to slow considerably in fiscal 2001 and beyond. In March 2000, we shipped and generated revenue from our first high speed, or broadband, data communications product, an Ethernet product for Fast Ethernet applications. In May 2000, we introduced our Alaska(TM) Gigabit Ethernet-over-copper transceiver, which began shipping and generating revenue in July 2000. Ethernet is the predominant networking protocol, or format, for connecting devices at data rates of 10, 100 and 1,000 megabits per second. Ethernet connecting devices at data rates of 100 megabits per second are known as Fast Ethernet, and Ethernet connecting devices at data rates of 1,000 megabits per second are known as Gigabit Ethernet. We are developing other broadband data communications products, including multi-port count Gigabit switch products. We have a limited history in developing, marketing and selling our products in the broadband data communications market. Even if we successfully develop and manufacture products for this market, they may not achieve market acceptance in the near term or at all. If our Fast Ethernet products or other broadband data communications products do not achieve rapid and widespread market acceptance, our growth prospects could be seriously harmed.

WE HAVE DEPENDED ON SALES OF OUR READ CHANNEL AND PREAMPLIFIER PRODUCTS FOR SUBSTANTIALLY ALL OF OUR REVENUE TO DATE, AND SIGNIFICANT REDUCTIONS IN ORDERS FOR THESE PRODUCTS, OR THE DATA STORAGE DEVICES INTO WHICH SUCH PRODUCTS ARE INCORPORATED, WOULD SIGNIFICANTLY REDUCE OUR REVENUES.

     Substantially all of our revenue to date has been derived from sales of our read channel and preamplifier products. A read channel transmits and receives the analog data that is stored on a magnetic disk and converts it to and from digital data for use in computing systems. A preamplifier amplifies the low level electrical signal transmitted to and from the recording mechanisms in a disk drive device. In fiscal 1999 and 2000, we experienced rapid growth in sales of our data storage products and anticipate our rate of sales growth for these products will continue to slow considerably in 2001 and beyond. Unless we are able to diversify our sales through the introduction of new products, we will continue to be dependent on sales of our read channel and preamplifier products. Our read channel and preamplifier products are incorporated into data storage devices by our customers primarily for sale to the personal computer and computer server markets. Any reduction in the demand for data storage devices that incorporate our products would likely result in reduced demand for our products and would harm our sales. The data storage market is rapidly evolving and is subject to substantial fluctuation. For example, the data storage market may be affected by:

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

     In fiscal 2000, our five largest customers accounted for approximately 98% of our sales. Of these customers, Samsung accounted for 36%, Seagate for 24%, Hitachi for 14%, Fujitsu for 14% and Toshiba for 10%. In the first nine months of fiscal 2001 these same customers accounted for approximately 89% of our sales. Of these customers, Samsung accounted for 35%, Seagate for 23%, Fujitsu for 13%, Hitachi for 11% and

Toshiba for 7%. Sales to these large customers have fluctuated significantly from period-to-period, primarily due to the timing and number of design wins with each customer, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, or a significant reduction in sales we make to them, or any problems we encounter collecting amounts they owe us, would likely seriously harm our results of operations and financial condition. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns, particularly because:

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

     Our future success will depend on our ability, in a timely and cost effective manner, to develop new products for the broadband data communications markets and to introduce product enhancements to our read channel and preamplifier products. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. In particular, we have a limited history in developing products for the broadband data communications market and may encounter technical difficulties in developing Gigabit Ethernet, 10Gigabit fiber optic or other products for this market that could prevent or delay the successful introduction of these products. Unanticipated problems in developing broadband data communications products could also divert substantial engineering resources, which may impair our ability to develop new products for the data storage market, and could substantially increase our costs. Even if the new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of these products in a timely manner.

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

     As we have entered the broadband data communications market, we have faced competition from a number of additional competitors who have a long history of serving that market. Many of these competitors have established reputations in that market and long-standing relationships with the customers to whom we intend to sell our products that could prevent us from competing successfully. Competition could increase pressure on us to lower our prices and lower our margins.

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

     As a result of this growth, we believe that our current facilities will be inadequate to meet our requirements past fiscal 2002. We expect we will need to locate additional space in California, and may find it necessary to vacate our current locations. If we relocate, we may have to pay rent on two leases for a period of time. Because of the competition for space in the area of California in which we are located, additional space may cost substantially more than our existing facilities. We may also incur significant additional capital expenditures for construction of tenant improvements. These relocations could also result in temporary disruptions of our operations and diversion of management's attention and resources.

WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS, WHICH MAY HARM OUR RESULTS OF OPERATIONS, BECAUSE A MAJORITY OF OUR PRODUCTS AND OUR CUSTOMERS' PRODUCTS ARE MANUFACTURED AND SOLD OUTSIDE OF THE UNITED STATES.

     A substantial portion of our business is conducted outside of the United States and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily concentrated in Singapore, Korea, the Philippines and Japan, which further exposes us to foreign risks. Sales outside of the United States accounted for 99% and 96% of our revenues in fiscal 2000 and the first nine months of fiscal 2001. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. In addition to the international risks we currently face, if we complete our previously announced merger with Galileo Technology Ltd., we will be influenced by the political, economic and military conditions affecting Israel. Accordingly, we are subject to international risks, including:

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

     - political and economic instability, including hostilities and political unrest, and boycotts, curtailment of trade and other business restrictions affected by political, economic and military factors; and

     - inadequate local infrastructure.

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

WE RELY ON THIRD-PARTY DISTRIBUTORS AND THE FAILURE OF THESE DISTRIBUTORS TO PERFORM AS EXPECTED COULD REDUCE OUR FUTURE SALES.

     We sell our data communications products to customers primarily through distributors and manufacturers' representatives. Our relationships with our distributors and manufacturers' representatives have been established within the last year, and we are unable to predict the extent to which some of these distributors and manufacturers' representatives will be successful in marketing and selling our products. Moreover, many of our manufacturers' representatives and distributors also market and sell competing products. Manufacturers' representatives and distributors may terminate their relationship with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers' representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current distributors or manufacturers' representatives or recruit additional or replacement distributors or manufacturers' representatives, our sales and operating results will be harmed. The loss of one or more of our distributors or manufacturers' representatives could harm our sales and results of operations. We generally realize a higher gross margin on direct sales and from sales through manufacturers' representatives than on sales through distributors. Accordingly, if our distributors were to account for an increased portion of our net revenues, our gross margin would decline.

PRODUCTS THAT CONTAIN ERRORS OR DEFECTS COULD RESULT IN SIGNIFICANT COSTS FOR US AND HARM OUR REPUTATION.

     Our products are complex. Despite demanding testing and quality control, we cannot be certain that errors and defects will not be found in connection with the introduction of our products or product enhancements. We have experienced errors and defects in the past in connection with new products. Introductions by us of new or enhanced products with reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, and could adversely affect our ability to retain our existing customers and to attract new customers. Alleviating these problems could require significant expenditures of capital and additional development costs, and diversion of our technical and other resources. These problems may also result in claims by our customers or other against us.

OUR FUTURE ACQUISITIONS AND TRANSACTIONS MAY NOT BE SUCCESSFUL.

     We expect to continue to make acquisitions or, and investments in, businesses that offer complementary products, services and technologies, augment our market segment coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to locate suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

     Any transactions or relationships, including our potential merger with Galileo, will be accompanied by the risks commonly encountered with those matters. Risks that could have a material adverse affect on our business, results of operations or financial condition include, among other things:

     - the difficulty of assimilating the operations and personnel of the acquired businesses;

     - the potential disruption of our ongoing business;

     - the distraction of management from our business;

     - the potential inability of management to maximize our financial and strategic position as a result of the acquisition;

     - the maintenance of uniform standards, controls, procedures and policies;

     - the impairment of relationships with employees and clients as a result of any integration of new management personnel;

     - the risk of entering market segments in which we have no or limited direct prior experience and where competitors in such market segments have stronger market segment positions; or

     - the potential loss of key employees of an acquired company.

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

WE HAVE A LENGTHY AND EXPENSIVE SALES CYCLE, WHICH DOES NOT ASSURE PRODUCT SALES, AND WHICH IF UNSUCCESSFUL MAY HARM OUR OPERATING RESULTS.

     The sales cycle for our products is long and requires us to invest significant resources with each potential customer without any assurance of sales to that customer. Our sales cycle typically begins with a three to six month evaluation and test period, also known as qualification, during which our products undergo rigorous reliability testing by our customers. Qualification is followed by a 12 to 18 month development period by our customers and an additional three to six month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customer will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist our customers in implementing our solutions into their product. We incur significant research and development and selling, general and administrative expenses as part of this process and we may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in a data storage product, the customer generally uses solely that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product we will be unable to sell our integrated circuit to our customer until our customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, our customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier.

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

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE.

     We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. As of November 30, 2000, we had been issued several United States patents and have a number of pending United States patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

OUR BYE-LAWS CONTAIN A WAIVER OF CLAIMS OR RIGHTS OF ACTION BY OUR SHAREHOLDERS AGAINST OUR OFFICERS AND DIRECTORS, WHICH WILL SEVERELY LIMIT OUR SHAREHOLDERS' RIGHT TO ASSERT A CLAIM AGAINST OUR OFFICERS AND DIRECTORS UNDER BERMUDA LAW.

     Our Bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers and directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties with or for us, other than with respect to any matter involving any fraud or dishonesty on the part of such officer or director. This waiver will limit our shareholders' right to assert claims against our officers and directors unless the act complained of involves actual fraud or dishonesty. Thus, so long as acts of business judgment do not involve actual fraud or dishonesty, they will not be subject to shareholder claims under Bermuda law. For example, shareholders will not have claims against officers and directors for a breach of trust, unless the breach rises to the level of actual fraud or dishonesty.

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

     Because of the uncertainty as to how United States federal income tax laws apply to the way we conduct our business, we believe the Internal Revenue Service will probably disagree with our past or future positions as to the amount of effectively connected income that we earn. Based on our analysis of applicable United States federal income tax laws and regulations to our operations as currently conducted, we expect to pay United States federal income taxes at an effective rate of approximately 5% to 10%. The maximum federal income tax rate is 35%, and the branch profits tax rate on income remaining after application of the corporate tax is 30%. Together these two taxes combine for a 54.5% tax rate. Any of our income that is deemed to be income that is effectively connected with the conduct of a trade or business in the United States could be subject to this 54.5% rate of tax. Consequently, if our positions are disallowed, the amount we have accrued on our financial statements for United States federal income taxes may be insufficient to the extent of the difference between the income tax rate ultimately determined to apply and the 25% accrual rate. In addition, we could be required to make significant cash payments for back taxes and interest based on the difference between the income tax rate ultimately determined to apply and the effective rate at which we paid those taxes. At October 31, 2000, our income tax liability accrued on our balance sheet aggregated $6.8 million, which reflects our best estimate of such liability. However, we cannot assure you that our actual income tax liability will not exceed this amount. If the Internal Revenue Service were to prevail in an argument that all of our non-United States income is effectively connected income, we estimate that our exposure for taxes, interest and penalties would be approximately $14 million at October 31, 2000. We have filed United States federal income tax returns since 1996. The Internal Revenue Service examined our 1996 United States federal income tax return and made no adjustment; however, we had losses for that year.

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

EXISTING SHAREHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, AND THREE EXISTING DIRECTORS, WHO ARE ALSO SIGNIFICANT SHAREHOLDERS, ARE RELATED BY BLOOD OR MARRIAGE. THESE FACTORS MAY ALLOW THE EXISTING SHAREHOLDERS OR THE THREE RELATED DIRECTORS TO CONTROL THE ELECTION OF DIRECTORS AND THE APPROVAL OR DISAPPROVAL OF SIGNIFICANT CORPORATE ACTIONS.

     As of October 31, 2000 our executive officers and directors beneficially own or control, directly or indirectly, approximately 62% of the outstanding shares of common stock. Additionally, Sehat Sutardja and Weili Dai are husband and wife and Sehat Sutardja and Pantas Sutardja are brothers. All three are directors and together they hold approximately 42% of our outstanding common stock as of October 31, 2000. As a result, if our executive officers and directors or any of Sehat Sutardja, Pantas Sutardja and Weili Dai act together, they will significantly influence, and will likely control, the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire.

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

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK
PRICE.

     Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of October 31, 2000, we have outstanding 85,477,466 shares of common stock. Of these shares, 76,060,109 shares are subject to lock-up agreements with the underwriters and 429,240 shares are subject to lock-up agreements with Marvell, in each case ending on December 25, 2000. Upon the expiration of the lock-up agreements, and subject to the provisions of Rule 144 and Rule 701, approximately 25,252,937 shares of common stock, assuming the exercise of outstanding warrants and all outstanding vested stock options, will be available for sale after December 25, 2000. Additional shares issuable upon exercise of outstanding stock options will become freely tradable at various times after that date. In addition, 49,802,660 shares of our common stock that are subject to the underwriters lock-ups described above are subject to lock-up agreements restricting the sales of our shares for 45 days after the effective date of the merger between us and Galileo. We may release the restrictions on these shares prior to the 45-day period, or if the merger agreement is terminated. As restrictions on resale end, the market price of our stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

     These changes in corporate control provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders.

RISKS RELATED TO THE PROPOSED MERGER BETWEEN MARVELL AND GALILEO.

     On October 17, 2000, we announced that we had entered into a definitive merger agreement with Galileo Technology Ltd., a corporation incorporated under the laws of Israel. The merger agreement provides that Toshack Acquisitions, our direct wholly-owned subsidiary, will merge into Galileo. As a result of the merger, Galileo will become our wholly-owned subsidiary. The merger agreement provides that upon completion of the merger Galileo shareholders will be entitled to receive as fixed consideration 0.674 shares of our common stock for each outstanding ordinary share of Galileo they hold. The merger is intended to create a combined company that can provide end-to-end silicon solutions to communications equipment vendors.

     Completion of the merger is subject to the satisfaction of a number of conditions, including the approval of our shareholders and Galileo's shareholders, the receipt of various regulatory approvals under Israeli law, the receipt of a favorable tax ruling from Israeli tax authorities and the expiration of regulatory waiting periods under United States and Israeli law. The merger will be accounted for as a purchase and is expected to close in the first calendar quarter of 2001.

OUR SHAREHOLDERS AND GALILEO SHAREHOLDERS MAY EXPERIENCE LOWER RETURNS ON THEIR INVESTMENT AFTER THE MERGER.

     Our shareholders and Galileo shareholders may receive a lower return on their investment after the merger than if the merger does not occur. A lower return could occur, for example, if we do not achieve the anticipated operating and strategic benefits of the merger, if we do not otherwise achieve our business objectives and the market price for our stock is adversely affected or if the merger is otherwise not well received by the market. Also, the issuance of our common stock in the merger will result in substantial dilution and this could hurt our market price. Since the announcement of the merger, the trading prices of both our common stock and Galileo ordinary shares have decreased. As of December 7, 2000, the last practical trading day before the filing date of this Form 10-Q, the closing price of our common stock was $27.625 and the closing price of Galileo ordinary shares was $14.375.

MARVELL AND GALILEO MAY NOT SUCCESSFULLY INTEGRATE OUR BUSINESS OPERATIONS AFTER THE MERGER, WHICH COULD HARM OUR OPERATING RESULTS AND SHARE PRICE.

     Integrating the operations of Galileo with ours after the merger may be difficult, time consuming and costly. The integration of operations may distract management from the day-to-day business of the combined company after the merger. After the merger has been completed, we must successfully integrate, among other things:

     - product offerings;

     - product development, sales and marketing;

     - customer service functions;

     - human resources and other administrative functions;

     - research and development; and

     - management information systems.

     Among the challenges in integrating the companies is demonstrating to their respective customers that the merger will not result in an adverse change in business focus and persuading each company's personnel that our business cultures are compatible. In addition, Galileo operates in locations in which we do not currently operate. Therefore, to successfully integrate Galileo's operations, we will need to retain management, key employees and business partners of Galileo. If we are not able to effectively integrate our operations, technology and personnel in a timely and efficient manner, then we will not realize the benefits we expect from the merger. In particular, if the integration is not successful:

     - our operating results may be harmed;

     - the combined company may lose key personnel;

     - we may not be able to retain or expand our market position; and

     - the market price of our common stock may decline.

WE COULD LOSE KEY GALILEO PERSONNEL WHO ARE NECESSARY TO ACHIEVE THE BENEFITS THAT MARVELL AND GALILEO EXPECT TO REALIZE FROM THE MERGER.

     The merger could lead to the loss of key Galileo personnel. Galileo's contribution to the combined company's success will depend in part on the continued service of key groups of Galileo personnel. If one or more of Galileo's technical, sales or management personnel leaves after we complete the merger, Galileo's business could be seriously harmed, and we may not be able to achieve the benefits we expect to realize from the merger. Galileo employees are employed "at will," which means the employees have not committed to stay employed with Galileo for any specific period.

FAILURE TO COMPLETE THE MERGER COULD BE COSTLY TO US.

     If the merger is not completed:

     - we may be required to pay Galileo an expense reimbursement of $5 million and, in some instances if an acquisition or other similar transaction involving us potentially exists or occurs, liquidated damages of $80 million;

     - the price of our shares may decline, assuming that current market prices reflect a market assumption that the merger will be completed; and

     - we must still pay our costs related to the merger, such as legal, accounting and financial advisory fees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors under Item 2 above. Such information is incorporated by reference herein.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 2000, Gordon M. Steel, the Company's former Chief Financial Officer, filed a complaint in California Superior Court against the Company alleging claims for wrongful termination, breach of the covenant of good faith and fair dealing, and defamation. These claims relate to Mr. Steel's separation from the Company in April 2000. The Company believes that the complaint is without merit and is currently defending against it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Our Registration Statement on Form S-1 (Registration No. 333-33086) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on June 26, 2000. A total of 6,900,000 shares of our common stock were registered. All shares were sold by the company, resulting in aggregate gross proceeds of $103.5 million. The managing underwriters were Goldman, Sachs & Co., Lehman Brothers and J.P. Morgan & Co. The offering commenced and was completed on June 27, 2000, at a price to the public of $15.00 per share. The initial public offering resulted in net proceeds to us of $94.0 million, after deducting underwriting commissions of $7.2 million and estimated offering expenses of $2.3 million, which were paid to unaffiliated persons. As of July 31, 2000, these proceeds were invested in money market funds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this report:

    10.10    Agreement of Merger dated as of October 16, 2000 among
             Marvell Technology Group Ltd., Galileo Technology Ltd. and
             Toshack Acquisitions Ltd., incorporated by reference to
             Exhibit 2.1 of the registrant's registration statement on Form S-4 (file no. 33-50206).
    27.1     Financial Data Schedule.

     There were no reports on Form 8-K filed during the quarter ended October 28, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MARVELL TECHNOLOGY GROUP LTD.

       December 11, 2000                          By: /s/ SEHAT SUTARDJA
------------------------------    -----------------------------------------------------
             Date                                     Sehat Sutardja
                                          President and Chief Executive Officer

       December 11, 2000                         By: /s/ GEORGE A. HERVEY
------------------------------    -----------------------------------------------------
             Date                                    George A. Hervey
                                         Vice President, Chief Financial Officer
                                             and Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.10      Agreement of Merger dated as of October 16, 2000 among
           Marvell Technology Group Ltd., Galileo Technology Ltd. and
           Toshack Acquisitions Ltd., incorporated by reference to
           Exhibit 2.1 of the registrant's registration statement on
           Form S-4 (file no. 33-50206).
27.1       Financial Data Schedule.