Form 10-K
period 2001-01-27
MARVELL TECHNOLOGY GROUP LTD
filed 2001-04-27
CIK 1058057

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     (MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JANUARY 27, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM N/A TO __________ .

                         COMMISSION FILE NUMBER 0-30877

                         MARVELL TECHNOLOGY GROUP LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   BERMUDA                                       77-0481679
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

  4TH FLOOR, WINDSOR PLACE, 22 QUEEN STREET, P.O. BOX HM 1179, HAMILTON HM EX,
                                    BERMUDA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (441) 296-3695
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.002 PAR VALUE PER SHARE

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     As of April 20, 2001, the aggregate market value of the common stock held by nonaffiliates of the registrant was $1,291,189,401 based upon the last reported sale price of the registrant's common stock as reported by the Nasdaq National Market System.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual General Meeting of Shareholders are incorporated by reference into Part III hereof.

     As of April 20, 2001, there were 115,413,881 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   27
Item 3.   Legal Proceedings...........................................   27
Item 4.   Submission of Matters to a Vote of Security Holders.........   28

                                  PART II
Item
  5.....  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   29
Item 6.   Selected Consolidated Financial Data........................   31
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   32
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   52
Item 8.   Financial Statements and Supplementary Data.................   53
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   76

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   76
Item 11.  Executive Compensation......................................   76
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   76
Item 13.  Certain Relationships and Related Transactions..............   76

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   76

                         MARVELL TECHNOLOGY GROUP LTD.

                                     PART I

ITEM 1. BUSINESS.

     This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Additional Factors that May Affect Future Results" beginning on page 38.

OVERVIEW

     We design, develop and market integrated circuits utilizing proprietary communications mixed-signal and digital signal processing technology for communications-related markets. Our products provide the critical interface between analog signals and the digital information used in computing and communications systems and enable our customers to store and transmit digital information reliably and at high speeds. We initially focused our core technology on the storage market, where we provide high performance products to such companies as Samsung, Seagate, Fujitsu, Toshiba and Hitachi, who as a group accounted for 84% of our sales in fiscal 2001, 98% of our sales in fiscal 2000 and 99% of our sales in fiscal 1999. We then applied our technology to the high speed, or broadband, communications market. In March 2000, we shipped and generated revenue from our first products that are used in network access equipment to provide the interface between communications systems and data transmission media. In January 2001, we completed our acquisition of Galileo Technology Ltd. Galileo develops high-performance communications internetworking and switching products for the broadband communications market. We believe that our core technology can be used to improve performance across a wide range of communications applications. For example, we are actively developing products for the 10 Gigabit Ethernet fiber-optic market, which provides data transfer rates of 10,000 megabits per second, and for the wireless communications market. All references to Galileo in this Form 10-K refer to Galileo Technology Ltd., our wholly-owned subsidiary. For the fiscal year ended January 31, 2001, we generated $143.9 million in net revenue.

     Marvell Technology Group Ltd. was incorporated in Bermuda in January 1995. Our registered address in Bermuda is 4th Floor, Windsor Place, 22 Queen Street, P.O. Box HM 1179, Hamilton HM EX, Bermuda, and our telephone number there is
(441) 296-3695. The address of our principal location in the United States is Marvell Semiconductor, Inc., 645 Almanor Avenue, Sunnyvale, California 94085, and our telephone number there is (408) 222-2500. We also have offices in Israel, Singapore, Taiwan, Japan and the United Kingdom. During fiscal 2000, we changed our fiscal year-end to the Saturday nearest January 31. In fiscal 1999, our fiscal year ended on January 31. For presentation purposes, we refer to January 31 as our fiscal year-end for all periods.

INDUSTRY BACKGROUND

  Satisfying Bandwidth Demand

     Businesses and consumers today are creating a rapidly growing demand for broadband access to large volumes of information in multiple forms, including voice, video and data. This demand is being driven by the introduction of new data-intensive computing and communications applications, such as web-based commerce, streaming audio and video, enterprise-wide information systems and telecommuting. In addition, information is increasingly available via networks through a variety of access devices, including personal computers, digital cable set-top boxes used in conjunction with television sets, cable modems, handheld computing devices known as personal digital assistants and wireless phones. These applications and devices require increasingly higher data transfer rates within computing systems and data storage devices and across computer networks, the public telephone infrastructure and the Internet.

     Achieving high integrity data recovery and transmission becomes increasingly difficult at higher data transfer rates. Data transfer rates, often referred to as bandwidth, are measured in terms of megabits per second transmitted over a given media. In addition, communications systems must transfer data reliably at very high speeds using a wide range of physical transmission media, including magnetic and optical storage disks, twisted pair copper wire, coaxial cable, fiber-optic cable and open air.

     A critical element of these communication systems is a physical layer device, which performs the important interface functions between the communications system and the transmission media. Typically, data is transferred over the transmission media using analog signals; however, within the communications systems, data is processed digitally. The physical layer device converts digital computer information into analog signals before transmitting them over the physical media. The physical layer device also receives analog signals from the transmission media and converts them to digital data that computers can understand and manipulate. Physical layer devices often determine the overall performance of the communications system. In order to achieve high integrity in data transmission and recovery at high transfer rates, physical layer devices must overcome a number of factors that can impair signal quality and introduce errors, including substandard media, noise, signal level degradation over distance, interference from adjacent lines and signal echo. In many computing systems and networks, bandwidth bottlenecks arise where the media and physical layer devices are incapable of supporting the required data transfer rates. As transmission speeds approach the fundamental limits of a particular transmission media, physical layer devices must increasingly employ sophisticated signal processing algorithms and techniques to accurately recover the transmitted data. A digital signal processing algorithm involves mathematical manipulation of digital data.

     To meet the demands of increasingly higher data transfer rates within computing systems and across computer networks, the data must be more reliably and intelligently transmitted across the system. This is resulting in a transition from repeater to switch connections. Switches route data through the communications system with bandwidth dedicated to each end-user and have the potential to intelligently manage the data transmission. Unlike a switch, a repeater, which also transmits data across the system, provides less intelligence and shares the bandwidth among end-users resulting in less reliable and predictable transmission. Additionally, there is an increased demand on today's switches as previously separate voice communications systems, video communications systems and data communications systems are converged into single systems that handle voice, video and data seamlessly.

     Also, as the rate and variety of data transmission increases, the system must handle more data and employ more sophisticated functions. This puts an increasing strain on the host central processing unit, or CPU, within the system and, as a result, makes the subsystems that support the CPU more critical. The system controller supports the CPU by managing the movement of data to the various data processing functions to free up the host CPU so that it can concentrate its resources on other more processor intensive functions while the data movement is taking place.

     High performance communications-related end markets in which the availability of bandwidth and the management of data present critical problems include the storage and broadband communications markets.

  Storage

     A substantial portion of all business and personal information is recorded in analog form on magnetic disk drives in data servers, workstations, personal computers and consumer entertainment devices. As end-user data requirements increase, disk drive suppliers must consistently offer drives with faster data transfer rates and higher capacities. Disk capacity is measured by areal density, which is the amount of data stored on one square inch of disk space. Current high performance disk drive systems offer data transfer rates of approximately 550 to 700 megabits per second and capacities of up to 100 gigabytes. In comparison, high performance disk drive systems in 1998 offered data transfer rates of approximately 200 to 250 megabits per second and capacities of up to 50 gigabytes.

     A critical component in every disk drive is the read channel. The read channel is a physical layer device that transmits and receives the analog data that is stored on the magnetic disk and converts it to the digital data required for use in computing systems. The read channel plays a critical role in enabling the disk drive to achieve higher data transfer rates and areal densities. Often, the read channel can become the limiting bottleneck for the entire disk drive system because higher data transfer rates complicate recovery of the data stored on the disk. As data tracks are packed more closely together to achieve greater areal density, problems arise from interference between adjacent data tracks. These communication challenges require increasingly sophisticated read channel designs. In addition, as disk drive manufacturers seek to reduce costs, they are increasingly demanding that functions traditionally performed by stand-alone integrated circuits be combined with the read channel into a single integrated circuit, which is referred to as a system-on-chip.

  Broadband Communications

     In recent years there has been a rapid increase of data transmitted across and within computer networks, the public telephone infrastructure and the Internet. Communications infrastructures are constantly evolving to support this increase in data transmission demand. In computer networks that span relatively large geographical areas, known as wide area networks, or WANs, this increase in data transmission demand has driven the deployment of high capacity fiber-optic transmission systems and new broadband access technologies, such as cable modems and digital subscriber lines. In computer networks that span relatively small geographical areas, known as local area networks, or LANs, this increase in data transmission demand has resulted in a transition from the 10 megabit per second Ethernet technology to the 100 megabit per second Fast Ethernet technology. In addition, several manufacturers of physical layer devices have publicly announced that they are developing products based on new standards to support the increasing data transmission demand. These new standards are Gigabit Ethernet, which provides data transfer rates of 1,000 megabits per second, and 10 Gigabit Ethernet, which provides data transfer rates of 10,000 megabits per second.

     In the broadband communications market, physical layer devices, switches and system controllers are critical to the deployment of new, higher data rate transmission technologies. Gigabit data transmission rates present significant data recovery and management challenges. Many businesses have installed computer networks using copper twisted pair wires. As a result, we believe that businesses have made a significant investment installing copper twisted pair wires to support their LANs. A number of problems, such as interference from adjacent lines and signal echo, arise when transmitting data at gigabit rates on the existing copper twisted pair wire. The most common form of copper twisted pair wire installed was originally designed to support 100 megabit per second data rates. As a result, the deployment of Gigabit Ethernet requires either the costly and time-consuming upgrading of this wiring or the deployment of new physical layer devices that enable gigabit transmission rates on the existing infrastructure.

     Today's communication networks are being re-architected to efficiently support voice, video and data. Instead of equipping and managing disparate systems -- one for voice, one for video, one for data -- the convergence of these systems creates a single, more efficient system. In the rush to provide converged networking advantages to their customers, today's broadband communications companies face significant issues, including the fact that voice networks are inefficient for transferring data and data-optimized networks were not designed to carry voice or video. To efficiently support voice, video and data, each point in the network must be re-architected to allow these different types of data to move through a single converged network with reliability and quality.

  The Opportunity For New Integrated Circuit Solutions

     The rapidly growing demand for high speed broadband communications products that enable the transmission of large volumes of data is creating the need for a new generation of integrated circuit solutions.

     - Physical layer devices capable of supporting increasingly higher data transmission rates over existing media infrastructures require sophisticated mixed-signal and digital signal processing techniques. Mixed-signal technologies employ both analog and digital circuitry in a single integrated circuit.

     - Switches that have the intelligence to process and provide routing management functions and carry information in multiple forms including voice, video and data.

     - Systems controllers that more reliably manage the data transmission functions.

     To keep the power consumption of these new solutions at acceptable levels, more efficient yet powerful signal processing algorithms, implemented in silicon, are required. These new generation devices must also satisfy market demands associated with large production volumes, competitive pricing, high reliability and decreased size. Also to meet these demands, we expect the trend to continue towards integrating into one chip various functions which are currently implemented in discrete integrated circuits. Integration reduces the overall number of components in a system, thereby reducing overall system cost.

OUR SOLUTION

     Our integrated circuits incorporate precise mixed-signal technologies and complex signal processing algorithms. Our products allow our customers to store and move digital data reliably at high data transfer rates while using existing media infrastructures. Our products are also used for transmitting and recovering digitally converted analog signals to and from various types of broadband communications media.

     Our products target high volume markets where some of the most critical success factors are performance, features, power consumption, quality and cost. We initially applied our mixed-signal and digital signal processing technology to the storage market, where we provide read channel devices and preamplifiers to meet the high data transfer rate, high areal density and data integrity requirements of our customers. A preamplifier amplifies the low level electrical signal transmitted to and from the recording heads in a disk drive device. We then applied our core technology to developing high performance physical layer devices for the broadband communications market. We introduced the first member of our communications product family, a physical layer device for 10 and 100 megabit per second Ethernet and Fast Ethernet applications, in the fourth quarter of calendar year 1999. Our Fast Ethernet physical layer devices are manufactured in 0.25- and 0.22-micron complementary metal oxide semiconductor, or CMOS, manufacturing process and provide long distance signal transmission capability and low power consumption. We introduced our first generation of Gigabit Ethernet physical layer devices for use with existing copper twisted pair wiring infrastructures in May 2000. Our Gigabit Ethernet physical layer devices are manufactured in 0.18- and 0.15-micron CMOS manufacturing processes and address the reduced signal quality of gigabit data rate signals on existing copper twisted pair wiring infrastructures.

     Based on our operating management and financial reporting structure, we have determined that we have one reportable business segment: the design, development and sale of integrated circuits. Please see the financial information regarding this reportable business segment set forth in Item 6 of this Form 10-K and the information regarding our net revenues and long-lived assets based on geographic regions included in Note 11 to our Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

     In January 2001, we completed our acquisition of Galileo Technology Ltd. which designs integrated circuits that address the important subsystems in the broadband communications market. Galileo's system controllers, WAN communication controllers, switch Ethernet controllers and processors, and switch Packet-Over-SONET, or POS, and asynchronous transfer mode, or ATM, processors provide some of the key functionality of communications systems. Galileo also designs evaluation boards and develops basic firmware and software to provide applications support to its customers. Galileo is considered a pioneer in merchant switched Ethernet controllers, introducing its first Ethernet controller in 1996. The acquisition of Galileo brought together our physical layer technology and expertise with Galileo's system-level technology and expertise, which we believe allows us to provide our customers with complete solutions that enable them to introduce their products to the market more quickly than they can with other solutions.

     Key features of our technology solutions include:

     - Mixed-Signal Broadband Analog Front-End Technology. One of the most critical components of many communications-related mixed-signal integrated circuits is the analog front-end. The analog front-end is the analog-to-digital and digital-to-analog converter that serves as the interface between the digital signal processor and the physical transmission media. We have developed high precision analog front-ends that are implemented in CMOS manufacturing processes. We are able to design these broadband analog front-ends due to a number of innovations, including proprietary self-calibration techniques that compensate for the inherent variations of these processes. Our analog circuits are designed to be highly reusable across many of our products and easily scalable to new CMOS processes as they emerge.

     - Custom Digital Signal Processors. We have designed high performance, low power usage digital signal processors for broadband communications applications. These processors are customized to execute our suite of advanced digital signal processing algorithms in real time at high speeds. For example, our latest generation read channel device performs several hundred billion operations per second.

     - Proprietary Digital Signal Processing Algorithms. Our advanced digital signal processing algorithms enable data transmission at high speeds across a wide range of physical transmission media with low data error rates. These digital signal processing algorithms improve performance in the presence of media imperfections such as substandard media, noise, signal level degradation over distance, interference from adjacent lines and signal echo. We have developed a broad suite of broadband communications algorithms targeted at both storage and broadband communications applications.

     - Design For Advanced CMOS Manufacturing Processes. In addition to CMOS, there are several modern processes for manufacturing integrated circuits including Bipolar CMOS, or BiCMOS, silicon germanium and gallium arsenide. While it is significantly more difficult to design high performance analog integrated circuits in CMOS, CMOS provides multiple benefits compared to many other processes, including significantly lower manufacturing cost, more predictable migration to smaller process geometries, more cost effective integration of additional functions in a single integrated circuit and greater worldwide foundry capacity. We have successfully combined advanced analog signal processing blocks with high speed digital signal processors in 0.25-, 0.18- and 0.15-micron CMOS manufacturing processes. Based on conversations with our customers, we believe that we have achieved a level of circuit speed performance in CMOS process technologies that has typically only been achieved with more expensive special fabrication techniques, such as BiCMOS.

     - Reusable Building Blocks For Integrated System-On-Chip Design. We have developed a proprietary set of manufacturing process design rules that we believe are scalable over several generations of manufacturing process geometries. We have also collected a significant library of circuit building blocks that can be reused with modification in successive generations of products. These design methodologies allow us to shorten time-to-market for new products and take advantage of the latest CMOS manufacturing processes.

     - Internet Protocol Knowledge. Internet Protocol, or IP, technologies have been widely selected as the core technologies for converged networks. Galileo has developed intimate knowledge in IP technologies. This has allowed us to develop integrated circuits that exemplify the implementation of a state-of-the-art set of products that uses IP technologies to deliver a comprehensive solution for networks where it is critical to effectively carry multiple types of media, to guarantee qualify of service, to bill for services and establish service level agreements, to provide redundancy for high reliability and to effectively bridge to other technologies like POS and ATM.

     Key benefits for our customers are:

     - High Performance. In the storage market, our products achieve high data transfer rates and areal densities. In the broadband communications market, our products achieve the required low error rates when used with lower quality media and attain superior signal transmission distance when used with standard media. Our broadband communications products are designed to enable businesses to upgrade their networks without the expense associated with upgrading to new wiring.

     - Low Power. Our custom digital signal processors use fewer transistors to perform data transfer functions than the standard designs used by some of our competitors, thereby reducing overall system power usage. We also implement our designs in advanced CMOS processes, which further reduces power requirements. These designs allow our customers to eliminate costly heat reduction components in their products.

     - Cost Effective. We are able to lower our manufacturing costs by using advanced manufacturing processes and our custom digital signal processing technology. These processes and technologies allow us to use a smaller silicon chip size, which results in more integrated circuits per wafer. In addition, our products generate less heat, which allow us to use less expensive packaging technologies and achieve lower cost system implementations than for products that generate more heat. These manufacturing advantages reduce the cost of next-generation communications equipment, enabling our customers to offer their products at competitive prices.

     - Higher Integration Capability. The combination of our use of CMOS manufacturing processes, small silicon chip size and low power requirements allow us to increase the number of functions in a single integrated circuit. These capabilities position us to integrate elements of our customers' designs, currently implemented in discrete integrated circuits, into our products. Integration reduces the overall number of components in a system, thereby reducing overall system cost.

     - Accelerated Time-To-Market. We help our customers rapidly introduce higher performance, lower cost products. Many features of our integrated circuits are software-configurable, allowing our customers to customize circuit operation for their specific applications. In addition, although our customers have traditionally internally developed the key application-specific integrated circuits, or ASICs, for their network systems or used programmable logic, such as field programmable gate-arrays, they have recently begun to outsource this product. We can provide these products at a lower cost, with higher performance and more rapidly than our customers can develop these products internally because of the larger size of our potential market and the resources we dedicate to such functions. Additionally, many of our new products are supported by evaluation boards and reference designs to accelerate our customer's development activities. Evaluation boards facilitate the adoption of our semiconductor devices by closely resembling actual end-products or subsystems within them.

OUR STRATEGY

     Our objective is to be a leading provider of extreme broadband system-level communications integrated circuit solutions. Key elements of this strategy include the following:

 Expand Market Position By Developing New Signal Processing Technologies For Broadband Communications-Related Applications

     We have built expertise in the core areas of technology that are relevant for broadband communications, including mixed-signal circuit design methodologies, broadband signal processing algorithms, custom digital signal processors and system-level expertise. We intend to continue to invest considerable resources in developing new and enhanced algorithms and improved mixed-signal and digital signal processing technologies. We expect that our investment will allow us to develop products that can achieve data transmission speeds approaching the fundamental limits of particular transmission media infrastructures. Our core signal processing technologies can be applied to a wide range of broadband communications-related markets, including storage, data networking and wireless networking.

  Leverage Technology In The Broadband Communications Market

     We initially applied our mixed-signal and digital signal processing technology expertise to the communications market through the introduction of physical layer devices using the Fast Ethernet networking protocol. These physical layer devices are manufactured in 0.25- and 0.22-micron CMOS manufacturing processes and provide long distance signal transmission capability and low power consumption. We then applied our technology to developing Gigabit Ethernet physical layer devices. Additionally, we have begun to integrate our physical layer devices with functions previously provided by other integrated circuits, such as the media access controller. The media access controller is the component that controls access by different devices to the physical media to ensure that signals sent from different devices over the same channel do not collide.

     With our acquisition of Galileo completed, we are able to offer our customers both physical transmission solutions and system architecture expertise. We plan to leverage our acquired strength in designing switching and internetworking products with one of our existing core strengths - designing products which enable the movement of data at high transfer rates. This effort will allow us to integrate multiple product functions to address the demands of today's broadband communications market for single chips that decrease the cost of and increase the performance of our customers' communications systems. Additionally, we plan to leverage Galileo's technology to deliver products to one of the most promising segments of the communications market: converged-networks that carry voice, video, and data across local area networks and wide area networks.

  Extend Leadership Position In The Storage Market

     The storage market presents a large volume opportunity for our broadband mixed-signal and digital signal processing technologies. We believe our technology effectively addresses the increasing data access rates and higher data integrity and reliability requirements of the storage markets. We have achieved significant market share in the high performance and portable computing segments of the storage market. These segments of the storage market demand the highest performance read channel products.

     We intend to extend our leadership position in the high performance and portable computing market segments by continuing to develop and introduce products enabling higher data transfer rates and areal densities. In addition, we intend to extend our market position in the general purpose personal computer segment.

     We believe that, for us, the storage market is one of the technology and logistics drivers for the rapid and cost-effective development of our communications products and, therefore, it is important that we continue to develop new high performance products and product enhancements for the storage market. Applying our mixed-signal and digital signal processing technology to develop products for the high performance storage markets, and testing and improving the products for this market adds to our library of proprietary technology and allows us to more rapidly apply this technology to develop products in the communications market. In addition, the demanding logistics of product delivery to the storage market has required us to establish systems that enable efficient and timely delivery systems to support the communications market.

  Strengthen And Expand Our Relationships With Current And Potential Customers

     We intend to continue to strengthen and expand our relationships with customers by identifying our customers' evolving needs and designing new products and product functions to meet these needs. For example, while we design products that can be used by multiple customers, we often customize our products to incorporate our customers' specific requirements. As the markets we address become increasingly complex and competitive, we anticipate that many of our customers will increasingly wish to combine elements of their designs with our own designs. We intend to jointly develop highly integrated products with our customers to meet their cost and performance requirements and to strengthen relationships with them.

  Capitalize On Widely Available CMOS Manufacturing Processes And Fabless Operating Model

     We intend to continue to use widely available CMOS processes to manufacture our advanced mixed-signal and digital signal processing products. We believe this will better enable us to reliably manufacture our products in volume, thereby decreasing our time-to-market and costs, while also facilitating the development of highly integrated products. We have recently developed our own embedded memory technology for complex system-on-chip designs. We are also in the process of developing products that integrate our core mixed-signal and digital signal processors with other internal solutions, and we are developing and are in production with various products integrating our customers' silicon components and on-chip memory with our own technology.

     We are a fabless integrated circuit manufacturer in the sense that we rely on third parties to manufacture, assemble and test our products. Our fabless model allows us to focus our resources on the development of proprietary and innovative mixed-signal and digital signal processing designs, while reducing capital and operating infrastructure requirements.

  Expand Our System-Level Approach To Design

     We intend to expand our use of a system-level approach to development of our products to improve the time-to-market and production of our products, and in turn to assist our customers to more rapidly introduce their products to the market. Our system-level approach considers the various components in a system, to anticipate and evaluate effectively the various systems issues and tradeoffs that our customers will face when designing our products into their equipment. Our architects, designers, technical marketing engineers and applications engineers have broad knowledge of communications system architectures and advanced microprocessors, allowing us to take a system-level approach in the design of our products. This helps us to partition our devices properly and to attain appropriate levels of integration. A system-level approach also results in modular offerings: a device may operate on a stand-alone basis as a complete basic system or various devices may be interconnected to form a more complex system.

     In designing a product, we also conduct systems-level simulations in which the software model of a new device interacts with models of the devices with which it will interface in a typical system in order to test system-level operability. These simulations are often conducted with key customers that provide extensive feedback to our design team. As a result, we have successfully designed products highly functional on first silicon. In many cases the products are also production worthy.

MARKETS

     We target communications-related markets and applications that require integrated circuit devices for high speed data transmission. We currently offer solutions for two major markets: storage and broadband communications.

  Storage Market

     Demand for storage is increasing rapidly due to the introduction of new data-intensive computing and communications applications, such as web-based commerce, streaming audio and video, enterprise-wide information systems, and telecommuting. We provide solutions tailored to the specific needs of the high performance, portable and general purpose personal computer segments of this market.

     High Performance. The proliferation of new technologies such as redundant array of independent drives and network-based storage systems is resulting in increased usage of high performance storage devices. High performance computing applications require systems that are capable of storing and retrieving large amounts of data at high rates. As a result, manufacturers of storage devices for the high performance segment place primary importance on disk drive performance, reliability and capacity and are less concerned with the size, power consumption and absolute cost. To accommodate these requirements, we provide integrated circuits that enable reliable storage devices with high data transfer rates and high capacity that are essential for complex, large-scale processing environments.

     Portable. Manufacturers of storage devices for the portable segment are primarily concerned with power consumption, heat dissipation, cost and areal density. Our product family targeted at this market segment incorporates advanced digital signal processing technologies. To meet the requirements of this segment we provide very low power consumption integrated circuits that can accommodate high data transfer rates and enable very high areal density disk drives.

     General Purpose. Personal computer users have become increasingly price sensitive. As a result, disk drive manufacturers focused on this segment require integrated circuit components that facilitate design for high volume, low cost manufacturing. Our CMOS-based design is well suited to high volume, low cost manufacturing, scalable performance and integration. Due to our ability to deliver high data transfer rates while meeting the cost requirements of the general purpose personal computer segment, we offer manufacturers of general purpose personal computer storage products a migration path for building the higher performance drives of the future. In addition, we expect that emerging consumer entertainment devices, such as digital camera devices, digital video recorders and digital audio entertainment centers, will increasingly use storage systems.

  Broadband Communications Market

     As businesses and consumers seek faster access to increasing amounts of information through local area networks, or LANs, metropolitan area networks, or MANs, and wide area networks, or WANs, such as the Internet, these networks are constrained in their ability to process and transmit information quickly. As a result, the high speed networking equipment market is undergoing a rapid transition from first generation Ethernet technologies operating at 10 megabits per second to newer technologies, including Fast Ethernet, Gigabit Ethernet and 10 Gigabit Ethernet. A majority of the LAN equipment sold today is based on the Fast Ethernet standard. As lower cost, lower power consumption Gigabit Ethernet physical layer devices become available, we believe that Gigabit Ethernet will emerge as an important local, metropolitan and wide area network communications technology.

     In addition to the transition to the Gigabit Ethernet standard, the high speed networking equipment market is being re-engineered to support voice, video and data seamlessly with converged communications equipment. As the market transitions to converged communications equipment, we believe there will be an increased demand for advanced integrated circuits that allow voice, video and data to move through a single converged network with unprecedented reliability and quality.

PRODUCTS

     We design, develop and market integrated circuits using proprietary communications mixed-signal processing, or CMSP, and digital signal processing technologies for communications-related markets. We also develop high-performance communications internetworking and switching products for the broadband communications market.

  Storage Products

     Read Channel. The read channel is an integrated circuit providing the interface between the analog signals from magnetic storage media and the digital signals that computers can understand and manipulate. Our read channel products allow our customers to achieve fast data transfer rates, high areal densities and low power dissipation. Our read channels are designed in CMOS manufacturing processes and use customized digital signal processors and broadband analog front-ends. We introduced our first generation of read channels in 1997 and have introduced four subsequent generations of signal processing technology enhancements since then. We have migrated our manufacturing process technology from 0.5- to 0.18-micron CMOS and our product speed from 240 megabits to 1.2 gigabits per second. Our read channel integrated circuits target specific feature and performance requirements of high performance, portable and general purpose personal computer customers. Beginning with the 88C4000 product family, we implemented a strategy to consolidate the signal processing algorithms required by each of our different market segments into a single integrated circuit design. This strategy provides cost savings and reduced product line complexity.

     In an effort to enhance performance and lower cost, beginning with the 88I4310 in the third quarter of 2000, we began producing integrated products that incorporate the read channel, the disk drive controller and embedded memory functions in one integrated circuit, referred to as a system-on-chip, or SOC.

     Our current read channel products are shown in the table below.

 READ                                                                    CMOS     INTRODUCTION
CHANNEL                   DESCRIPTION                   PERFORMANCE     PROCESS      DATE*
-------    -----------------------------------------    ------------    -------   ------------
88C4200    Third generation read channel for high       550Mbits/sec    0.25mm    1st Qtr 1999
           performance and general purpose personal
           computer storage systems.
88C4220    Derivative of the 88C4200 for lower speed    380Mbits/sec    0.25mm    1st Qtr 1999
           but higher user bit density portable
           storage systems.
88C4300    Third generation read channel for future     550Mbits/sec    0.25mm    1st Qtr 2000
           portable and high-end general purpose
           personal computer applications.
88C5200    Fourth generation read channel for use in    750Mbits/sec    0.18mm    1st Qtr 2000
           high performance storage systems.
88C4320    Derivative of the 88C4300 for lower speed    320Mbits/sec    0.25mm    2nd Qtr 2000
           but higher user bit density portable
           storage systems.
88I4300    Highly integrated system-on-chip which       400Mbits/sec    0.25mm    3rd Qtr 2000
           incorporates a 88C4300 read channel with
           a hard disk controller.
88I4310    Highly integrated system-on-chip which       400Mbits/sec    0.25mm    3rd Qtr 2000
           incorporates a 88C4300 read channel with
           a hard disk controller and embedded
           memory.
88C5500    Fifth generation read channel for use in     1.2Gbits/sec    0.18mm    4th Qtr 2000
           future high performance storage systems.
88I8010    Integrated device which incorporates a           N/A         0.18mm    4th Qtr 2000
           hard disk controller and embedded memory.
88I5220    Highly integrated system-on-chip which       750Mbits/sec    0.18mm    4th Qtr 2000
           incorporates a 88C5200 read channel with
           a hard disk controller, and two
           microprocessors, each with independently
           coupled memory.
88C5520    Derivative of the 88C5500 for lower speed    400Mbits/sec    0.18mm    1st Qtr 2001
           but higher user bit density portable
           storage systems.

---------------
* Introduction date refers to the calendar quarter in which product samples were initially made available to a customer for evaluation purposes. These products may not be available in commercial volumes for one or more quarters following sample introduction.

     Preamplifier. A preamplifier amplifies the low level electrical signal transmitted to and from the recording heads in a disk drive device. Preamplifiers operate in two basic modes: read and write. In read mode, preamplifiers provide initial amplification of the high bandwidth signal from the read head. In write mode, the preamplifier provides the write head with the high frequency switched current required for writing on the magnetic media. We provide the only commercially available preamplifiers manufactured in 0.25- and 0.5-micron CMOS processes. Our CMOS-based preamplifier products provide high performance at a lower manufacturing cost than standard BiCMOS-based products. We introduced our first preamplifier product in the third quarter of 1998 and have introduced two subsequent generations of signal processing technology enhancements since then. We have also introduced derivative products targeted at a range of applications for each of these product families.

     We introduced our first preamplifier with our proprietary 1st generation differential architecture in the third quarter of 2000. The differential architecture enables the preamplifier products to be insensitive to noise in the environment.

     Our current preamplifier products are shown in the table below.

                                                                           CMOS     INTRODUCTION
PREAMPLIFIERS                  DESCRIPTION                  PERFORMANCE   PROCESS      DATE*
-------------  -------------------------------------------  ------------  -------   ------------
  81G3004      4-channel derivative of the 81G3018 design   300Mbits/sec   0.5mm    3rd Qtr 1998
               for two-disk storage platforms.
  81G3018      8-channel high gain-bandwidth preamplifier.  300Mbits/sec   0.5mm    4th Qtr 1998
  81G3002      2-channel derivative of the 81G3018.         300Mbits/sec   0.5mm    2nd Qtr 1999
  81G4008      8-channel second generation high             500Mbits/sec   0.5mm    2nd Qtr 1999
               gain-bandwidth preamplifier.
  81G4014      4-channel derivative of the 81G4008 for      500Mbits/sec   0.5mm    4th Qtr 1999
               two-disk storage platforms.
  81G4002      2-channel derivative of the 81G4008.         500Mbits/sec   0.5mm    1st Qtr 2000
  81G4052      2-channel derivative of the 81G4054.         500Mbits/sec   0.5mm    3rd Qtr 2000
  81G4054      4-channel derivative of the 81G4014.         500Mbits/sec   0.5mm    3rd Qtr 2000
81G5004/14     4-channel differential preamplifier for      750Mbits/sec  0.25mm    3rd Qtr 2000
               mainstream desktop applications.
81G5104/14     4-channel differential preamplifier for       1Gbit/sec    0.25mm    1st Qtr 2001
               high-performance desktop applications.

---------------
* Introduction date refers to the calendar quarter in which product samples were initially made available to a customer for evaluation purposes. These products may not be available in commercial volumes for one or more quarters following sample introduction.

  Communications Products

     We are applying our mixed-signal and digital signal processing technology to a variety of broadband communications markets, including Fast Ethernet, Gigabit Ethernet and 10 Gigabit Ethernet. Our integrated circuits provide the core functionality required for building components of the communications systems, including the Ethernet network interface cards, routers, repeaters, hubs, switches and controllers.

     Fast Ethernet Physical Layer Products. Our physical layer products for the Fast Ethernet communications market are highly integrated devices. These devices contain the active circuitry, or ports, needed for interfacing with five, six or eight independent network connections and are typically used by our customers in Fast Ethernet repeaters, hubs, switches and routers. We have designed our products to enable reliable communication over long cable distances and lower quality cable installations.

     Our current Fast Ethernet physical layer products are listed in the table below.

FAST ETHERNET
PHYSICAL LAYER                                                                CMOS     INTRODUCTION
   PRODUCTS                     DESCRIPTION                   PERFORMANCE    PROCESS      DATE*
--------------   -----------------------------------------  ---------------  -------   ------------
 88E3080         8-port digital signal processing based     10/100Mbits/sec  0.25mm    4th Qtr 1999
                 Fast Ethernet physical layer device for
                 use in workgroup and enterprise
                 repeaters, hubs, switches and routers.
 88E3060         6-port digital signal processing based     10/100Mbits/sec  0.25mm    1st Qtr 2000
                 Fast Ethernet physical layer device for
                 use in general purpose personal computer
                 hubs and switches.
 88E3061         6-port Fast Ethernet physical layer        10/100Mbits/sec  0.22mm    3rd Qtr 2000
                 device offering advanced features such as
                 auto-MDI/ MDIX and SMII revision 2.1.
 88E3081         8-port Fast Ethernet physical layer        10/100Mbits/sec  0.22mm    3rd Qtr 2000
                 device offering advanced features such as
                 auto-MDI/ MDIX and SMII revision 2.1.
 88E6050         Plug-and-play, DSP-based, fully            10/100Mbits/sec  0.25mm    3rd Qtr 2000
                 integrated 5-port 10/100BASE-T Ethernet
                 Switch for the small office/home office
                 (SOHO) market.

---------------
* Introduction date refers to the calendar quarter in which product samples were initially made available to a customer for evaluation purposes. These products may not be available in commercial volumes for one or more quarters following sample introduction.

     Gigabit Ethernet Physical Layer Products. In May 2000, we began early customer sampling of our Gigabit Ethernet physical layer device for the communications market. At that time, we were the first to publicly announce the introduction of a Gigabit Ethernet physical layer device in a 0.18-micron CMOS manufacturing process. We have subsequently introduced our dual- and quad-port Alaska(TM) family of devices. Each product comes with an optional built in Gigabit serializer/deserializer, or SERDES, functions. Our most recent product, the Alaska(TM) quad Gigabit Ethernet transceiver provides flexibility in the selection of copper or fiber-optic interfaces on a per port basis. The design for these products incorporate sophisticated digital signal processing algorithms and power management techniques to achieve low power dissipation. Target applications include network interface cards, routers, repeaters, hubs and next-generation switches. In January 2001, Intel announced the introduction of a device integrating our Gigabit Ethernet physical layer device with an Intel media access controller.

     Our current Gigabit Ethernet physical layer products are listed in the table below.

GIGABIT ETHERNET
 PHYSICAL LAYER                                                           CMOS     INTRODUCTION
    PRODUCTS                DESCRIPTION                PERFORMANCE       PROCESS      DATE*
----------------  -------------------------------  --------------------  -------   ------------
    88E1000       Alaska(TM) Gigabit Ethernet      10/100/1000Mbits/sec  0.18mm    2nd Qtr 2000
                  over copper physical layer
                  device (PHY) featuring low
                  power dissipation of only 1.8
                  watts.
   88E1000S       Alaska(TM) Gigabit Ethernet      10/100/1000Mbits/sec  0.18mm    2nd Qtr 2000
                  over copper PHY device
                  featuring optional SERDES
                  serial interface.
    88E1010       Alaska(TM) Gigabit Ethernet      10/100/1000Mbits/sec  0.18mm    2nd Qtr 2000
                  over copper PHY featuring low
                  power dissipation of only 1.8
                  watts, packaged in very small
                  form factor package with
                  physical dimensions of only 10
                  x 14 mm.
   88E1010S       Identical to the 88E1010 device  10/100/1000Mbits/sec  0.18mm    2nd Qtr 2000
                  featuring an optional SERDES
                  serial interface.
    88E1020       Alaska(TM) II dual-port Gigabit  10/100/1000Mbits/sec  0.18mm    2nd Qtr 2000
                  Ethernet over copper PHY
                  featuring low power dissipation
                  of only 1.8 watts per port.
   88E1020S       Identical to the 88E1020 device  10/100/1000Mbits/sec  0.18mm    3rd Qtr 2000
                  featuring an optional SERDES
                  serial interface on each port.
  88E1040/1/2     Alaska(TM) Quad-port Gigabit     10/100/1000Mbits/sec  0.15mm    4th Qtr 2000
                  Ethernet over copper PHY
                  featuring low power dissipation
                  of just over 1.0 watt per port.
88E1040S/1S/2S    Identical to the 88E1040 device  10/100/1000Mbits/sec  0.15mm    1st Qtr 2001
                  featuring an optional SERDES
                  serial interface on each port.
    88E1011       Alaska(TM) Gigabit Ethernet      10/100/1000Mbits/sec  0.15mm    1st Qtr 2001
                  over copper PHY optimized for
                  mobile computing market;
                  featuring low power dissipation
                  of just over 1.0 watts.

---------------
* Introduction date refers to the calendar quarter in which product samples were initially made available to a customer for evaluation purposes. These products may not be available in commercial volumes for one or more quarters following sample introduction.

     System Controllers. System controllers support the CPU by managing the movement of data, to the various data processing functions, to free up the host CPU so that it can concentrate its resources on more processor intensive functions. Our highly integrated system controllers can be combined with the leading embedded reduced instruction set computers, or RISC, microprocessors to form complete CPU subsystems. Our system controllers contain all the key control blocks needed to build high-performance 32-bit and 64-bit CPU subsystems, including DRAM controllers, peripheral device controllers, direct memory access, or DMA, engines, timers, peripheral component interconnect, or PCI, interfaces, and interrupt controllers. Our system controllers support the leading microprocessors -- MIPS, Intel i960, and PowerPC. Our system controllers provide system designers with the ability to match their CPU performance to the targeted overall system price/performance by simply changing CPUs. An additional advantage to OEMs using our system controllers over internally developed solutions is that new products are generally software-compatible with older generations -- supporting fast development time by re-using software which might otherwise need to be re-developed.

     The overall performance of a given system is often determined by how quickly and efficiently data is moved from one place to another within a system. For example, interface data is often moved from a PCI-bus peripheral to main memory, followed by a CPU interrupt (to inform the CPU of the presence of new data), and then by moving parts of the data from main memory to the CPU for inspection and other operations. This example involves several data movements, all of which are supported with our system controllers. Our system controllers maximize the performance of this system example by providing powerful DMA engines, which allow the CPU and peripherals to move data in and out of the main memory at high speeds with minimal CPU involvement -- allowing the CPU to concentrate its resources on other activities while this data movement is happening. Additionally, our system controllers use a multi-bus architecture internally, which allows multiple data movement operations to occur simultaneously between devices controlled by the system controller.

     The majority of design wins for our system controllers are in communications applications. These applications include switches, routers (LAN-WAN edge routers and enterprise routers) and various telecom applications. Other markets in which we have a strong presence include intelligent PC add-in cards, host applications including thin clients and digital set-top boxes, and storage area networks. Galileo identified the PowerPC platform as a growing market in 1998 and introduced its first system controllers that support it in 1999. These products have garnered multiple design wins amongst communications and telecom systems suppliers.

     Our current system controller products are shown in the table below.

  SYSTEM                                                 PERFORMANCE/     CMOS      INTRODUCTION
CONTROLLERS                DESCRIPTION                   FREQUENCIES     PROCESS        DATE
-----------  ----------------------------------------    ------------    -------    ------------
   MIPS
 GT-32011    Low cost system controller for                 33 MHz        0.6mm         1994
             R3041/51/71/81 processors.
 GT-64012    Secondary cache controller for 64-bit          50 MHz        0.5mm         1994
             MIPS-based CPUs.
GT-64010A    PCI system controller for 64-bit               50 MHz        0.5mm         1995
             MIPS-based CPUs.
 GT-64120    Advanced PCI system controller for             76 MHz       0.35mm         1997
             64-bit MIPS-based CPUs.
 GT-64111    PCI system controller for 64-bit               66 MHz       0.35mm         1998
             MIPS-based (32-bits SysAD) CPUs.
 GT-64115    PCI system controller for 64-bit               75 MHz       0.35mm     2nd Qtr 1999
             MIPS-based (32-bits SysAD) CPUs.
GT-64120A    Advance PCI system controller for 64-bit      100 MHz       0.25mm     3rd Qtr 1999
             MIPS-based CPUs.
GT-64121A    Advance PCI system controller for 64-bit       83 MHz       0.25mm     3rd Qtr 1999
             MIPS-based CPUs.
 GT-64240    High performance MIPS-based system            100 MHz       0.18mm     4th Qtr 2000
             controller for communication
             applications.

 POWERPC
 GT-64130    Advanced PCI system controller for             75 MHz       0.35mm     1st Qtr 1999
             64-bit and MPC860 PowerPC-based CPUs.
 GT-64131    Advanced PCI system controller for             76 MHz       0.35mm     1st Qtr 1999
             64-bit and MPC860 PowerPC-based CPUs.
 GT-64260    High performance PowerPC system               100 MHz       0.18mm     4th Qtr 2000
             controller for communication
             application.

  I1960
 GT-32090    Low cost system controller for i960Jx          33 MHz        0.6mm         1995
             processor-based systems.

     WAN Communication Controllers. The strong technical foundation established for the creation of the system controller products has been used to create our line of WAN communications controllers. Our WAN communications controllers integrate all the key building blocks necessary to provide access from the LAN to the WAN, essentially creating a router subsystem when coupled with a RISC microprocessor. Galileo introduced in 1997 a remote access controller co-defined with Intel, a Galileo customer for this product. This product was augmented in 1998 to provide customers with additional CPU choices including MIPS, PowerPC, and Motorola's Coldfire, in addition to Intel's i960 and i486. The WAN technologies developed for this product contributed the balance of foundation technologies necessary to create the new Horizon line of powerful WAN communications controllers. The Horizon family consists of products that integrate most of the system blocks needed to implement converged voice/data routers. Our WAN communications controllers span from the value segment GT-96010A, used today in production SOHO routers, to our recently introduced high-performance Horizon family. In general, these products enable data routing between Ethernet and various WAN technologies, such as ISDN, T1/E1, T3/E3, Frame Relay and xDSL technologies.

     Our current WAN communication controllers are shown in the table below.

COMMUNICATION                                                  PERFORMANCE/    CMOS     INTRODUCTION
 CONTROLLERS                    DESCRIPTION                    FREQUENCIES    PROCESS       DATE
-------------  ----------------------------------------------  ------------   -------   ------------
 GT-96010A     Remote Access Coprocessor.                       50 MHz        0.35mm        1997
 GT-96100A     High performance communication controller.       100 MHz       0.25mm    1st Qtr 2000
 GT-96122      High performance channelized communication       100 MHz       0.18mm    1st Qtr 2001
               controller for MIPS-based systems.
 GT-99132      High performance channelized communication       100 MHz       0.18mm    2nd Qtr 2001
               controller for PowerPC-based systems.

     Switching Products. Galileo is considered to be the pioneer and an industry leader in switched Ethernet controllers and processors, in terms of established customers and breadth of product offerings. In 1999, Galileo introduced its third and fourth generation families of switched Ethernet controllers, the latter being the award-winning GalNet 3 family of Layer 3/4/5 switched processors, which expands Galileo's switched technology to the areas of POS and ATM. Our GalNet 3 family delivers a comprehensive solution for networks where it is critical to effectively carry multiple types of media, to guarantee Quality of Service, or QoS, to bill for services and establish service level agreements, to provide redundancy for high reliability, and to effectively bridge to other technologies like POS and ATM. These features specifically address the communication demands of today's systems that allow voice, video and data to move through a single converged network with unprecedented reliability and quality.

     Our switching products can be used individually or can be cascaded using our proprietary GalNet protocol to produce scalable, flexible switching systems. We use a modular approach as the foundation of our system level architecture, resulting in highly programmable products that can be easily and flexibly configured by system vendors. Accordingly, customers can cost-effectively and quickly produce a suite of products with a range of price/performance characteristics. We have switching products that work with both fiber-optic and twisted pair copper physical layer devices.

     In 1998, with the introduction of the GalNet-II products, Galileo implemented a proprietary chip-to-chip communications channel called "G.Link." G.Link provides much higher communications bandwidth between switch controllers than the PCI bus used in the GalNet family, and facilitates the use of "G.Link Crossbar Switches" to provide switch system expansion, management CPU interfacing, and system stacking, as well as interface to other networking architectures and protocols.

     Our current switch products are listed in the table below.

  LAYER 2 SWITCHED                                                                  CMOS     INTRODUCTION
ETHERNET CONTROLLERS             DESCRIPTION            PERFORMANCE/ FREQUENCIES   PROCESS       DATE
--------------------   -------------------------------  ------------------------   -------   ------------
     GT-48001A         GalNet family 8-port switched         10Mbits/sec           0.35mm        1996
                       Ethernet controllers.
     GT-48002A         GalNet 2-port Fast switched         10/100Mbits/sec         0.35mm        1996
                       Ethernet controllers.
     GT-48004A         GalNet 4-port and Fast switched     10/100Mbits/sec         0.35mm        1997
                       Ethernet controllers.
     GT-48006A         GalNet 2-port and Fast switched     10/100Mbits/sec         0.35mm        1998
                       Ethernet controllers without
                       PCI.
      GT-48207         Galaxy 8-port                      10+10/100Mbits/sec       0.35mm        1997
                       10Mbits/sec+2-port 10/100
                       Mbits/sec unmanaged Fast
                       switched Ethernet controllers.
      GT-48208         Galaxy 8-port                      10+10/100Mbits/sec       0.35mm        1997
                       10Mbits/sec+2-port 10/100
                       Mbits/sec Fast switched
                       Ethernet controllers with
                       advanced management.
      GT-48212         Galaxy 10-port                     10+10/100Mbits/sec       0.35mm        1997
                       10Mbits/sec+2-port 10/100
                       Mbits/sec Fast switched
                       Ethernet controllers with
                       advanced management.
     GT-48310A         GalNet-II 8-port Fast switched      10/100Mbits/sec         0.35mm        1998
                       Ethernet controller with
                       advanced management.
     GT-48311A         GalNet-II 8-port Fast switched      10/100Mbits/sec         0.35mm        1998
                       Ethernet controller with
                       standard management.
     GT-48312A         GalNet-II low-cost 8-port           10/100Mbits/sec         0.35mm        1998
                       unmanaged Fast switched
                       Ethernet controller.
      GT-48313         GalNet-II Standalone 8-port         10/100Mbits/sec         0.35mm        1998
                       unmanaged Fast switched
                       Ethernet controller.
      GT-48314         GalNet-II Standalone 8-port         10/100Mbits/sec         0.35mm        1998
                       Fast switched Ethernet
                       controller.
      GT-48315         GalNet-II Standalone 5-port         10/100Mbits/sec         0.35mm        1998
                       Fast switched Ethernet
                       controller.
     GT-48320A         GalNet-II 1-port Gigabit          10/100/1000Mbits/sec      0.35mm        1998
                       switched Ethernet controller
                       with advanced management.
     GT-48322A         GalNet-II 1-port unmanaged        10/100/1000Mbits/sec      0.35mm        1998
                       Gigabit switched Ethernet
                       controller.
      GT-48350         GalNet-2+ 8-port Fast switched      10/100Mbits/sec         0.25mm    3rd Qtr 1999
                       Ethernet controller with memory
                       and advanced QoS.
      GT-48360         GalNet-2+ 1-port Gigabit          10/100/1000Mbits/sec      0.25mm    1st Qtr 2000
                       switched Ethernet controller
                       with memory and advanced QoS.

 LAYER 3 SWITCHED                                           PERFORMANCE/       CMOS     INTRODUCTION
ETHERNET PROCESSORS             DESCRIPTION                 FREQUENCIES       PROCESS       DATE
-------------------   --------------------------------  --------------------  -------   ------------
  GT-48510A           GalNet-3 8-port converged voice/    10/100Mbits/sec     0.18mm    4th Qtr 1999
                      video/data network switch
                      processor.
   GT-48520           GalNet-3 1-port Gigabit Ethernet  10/100/1000Mbits/sec  0.18mm    4th Qtr 1999
                      converged voice/video/data
                      network switch processor.
   GT-48540           GalNet-3 1-port OC-12 POS/ATM     10/100/1000Mbits/sec  0.18mm    4th Qtr 1999
                      converged voice/video/data
                      network switch processor.
  GT-48411A           GalNet-3 8-port converged voice/    10/100Mbits/sec     0.18mm    3rd Qtr 2000
                      video/data switched Ethernet
                      processor.
   GT-48421           GalNet-3 1-port converged voice/  10/100/1000Mbits/sec  0.18mm    3rd Qtr 2000
                      video/data switched Ethernet
                      processor.
  GT-48511A           GalNet-3 8-port converged voice/    10/100Mbits/sec     0.18mm    3rd Qtr 2000
                      video/data network switch
                      processor.
   GT-48521           GalNet-3 1-port converged voice/  10/100/1000Mbits/sec  0.18mm    3rd Qtr 2000
                      video/data network switch
                      processor.
    G.LINK
CROSSBAR SWITCHES

   GT-48300           GalNet-II 4-port G.Link crossbar    2.6 Gbps G.Link     0.35mm        1998
                      switch controller with 66 MHz
                      PCI.
   GT-48301           GalNet-II 4-port G.Link crossbar    2.6 Gbps G.Link     0.35mm        1998
                      switch controller without PCI.
   GT-48302           GalNet-II 8-port G.Link crossbar    2.6 Gbps G.Link     0.35mm        1998
                      switch controller with 66 MHz
                      PCI.
  GT-48302A           GalNet-II 8-port G.Link crossbar    2.9 Gbps G.Link     0.25mm        1998
                      switch controller with 66 MHz
                      PCI.
  GT-48303A           GalNet-II 6-port G.Link crossbar    2.9 Gbps G.Link     0.25mm        1998
                      switch controller with 66 MHz
                      PCI.
   GT-48304           GalNet-II 12-port                   3.2 Gbps G.Link     0.18mm    2nd Qtr 2000
                      G.Link crossbar switch
                      controller with 66 MHz PCI.

     GALNET
INTERFACE DEVICES
-----------------
  GT-48330          Low-cost G.Link to CPU bridge device.      90 MHz       0.35mm     3rd Qtr 1999
  GT-48331          G.Link to G.Link + bridge device.          90 MHz       0.35mm     3rd Qtr 1999

     Wireless. We also believe there is a significant market opportunity addressing the last 100 meters of the infrastructure, commonly called the last mile. Our vision in this market is to provide the integrated circuits that allow end users to be connected to their local area network's database on wireless technology. We believe this is the way for the DSL or cable modem to be deployed cost-effectively to the end user by allowing many users to share the cost of deployment. We also see many other market opportunities and growth for the wireless local area networks. As a result, we are committing resources to the development of wireless local area network products.

CUSTOMERS, SALES AND MARKETING

     Our direct sales force targets emerging high growth markets that have high intensity communications processing requirements. Our customers for read channel and preamplifier products are manufacturers of hard disk drives for the enterprise, mobile and desktop markets. Our target customers for our physical layer devices, switches and controllers are leading manufacturers of high speed networking equipment. Prior to fiscal 2001, sales of storage products represented 100% of our net revenues. In fiscal 2001, with the introduction of our first physical layer device for the broadband communications market, sales of storage products represented 85% of our net revenue with sales of broadband communications products representing 15% of net revenue. A small number of customers have historically accounted for a substantial portion of our revenue. The percentage of our revenue accounted for by our five major customers in fiscal 2001, 2000, 1999 are set forth below.

                          CUSTOMER                            2001    2000    1999
                          --------                            ----    ----    ----
Samsung.....................................................   34%     36%      46%
Seagate.....................................................   22      24       43
Fujitsu.....................................................   11      14        2
Toshiba.....................................................    9      10        1
Hitachi.....................................................    8      14        7
                                                              ----    ----    ----
          Total.............................................   84%     98%      99%
                                                              ====    ====    ====

     To date, substantially all of our storage product sales have been made through our direct sales force. We also complement and support our direct sales force with manufacturers' representatives for storage products in North America, Europe and Asia. In addition, we have entered into distribution agreements to support our sales and marketing activities in the communications markets. We also use stocking representatives outside of the United States for our communication products. We anticipate that sales through distributors will increase as a percentage of our revenues in future periods. However, we expect a significant percentage of our sales will continue to come from direct sales to key customers. As of March 31, 2001, our sales and marketing organization consisted of 135 employees and 35 manufacturers' representatives.

     Our sales are made under purchase orders received between one and four months prior to the scheduled delivery date. These purchase orders can be cancelled without charge if notice is given within an agreed upon period. Because of the scheduling requirements of our foundries, we generally place firm orders for products with our suppliers up to sixteen weeks prior to the anticipated delivery date and typically prior to an order for the product. We generally warrant our products for a 90-day period. To date, we have not experienced material product returns or warranty expense.

     Our marketing team works in conjunction with our sales force and is organized around our product applications. Due to the complexity of our products, we introduce new products to major customers with a global tour by a marketing, sales and engineering team. We believe that individual meetings are the most effective and rapid means of communicating the capabilities, benefits and extremely technical specifications of each new product.

     We use field application engineers to provide intensive technical support and assistance to existing and potential customers in designing, testing and qualifying systems designs that incorporate our products. We believe that superior field applications engineering support plays a pivotal role in building long-term relationships with customers by improving our customers' time-to-market, maintaining a high level of customer satisfaction and encouraging customers to use our next-generation products. As of March 31, 2001, we had 25 field application engineers.

OUR TECHNOLOGY

     We believe that our key technical competitive advantages result from the collection of proprietary technologies that we have developed. Our products are based on the following technologies:

     - high bandwidth analog front-end technology;

     - advanced communications algorithms;

     - Internet Protocol knowledge;

     - custom digital signal processors;

     - design for advanced CMOS manufacturing processes; and

     - reusable building blocks for integrated system-on-chip design.

  High Bandwidth Analog Front-End Technology

     We have developed significant expertise in mixed-signal circuit design architectures and techniques required to design high performance analog front-ends, which provide the interface between the digital signal processor and the physical transmission media. We have developed this technology for use with advanced CMOS manufacturing processes, which allow us to cost effectively integrate complex digital signal processing functions with other high level system functions on a small silicon chip. Our mixed-signal circuits achieve performance levels that are associated with more expensive, special purpose integrated circuit manufacturing process technologies, such as BiCMOS. For example, our analog front-ends for use in read channel applications achieve conversion rates of up to 1.3 GHz using a 0.18-micron CMOS process. A conversion rate of 1.3 GHz means that the analog to digital converter completes 1.3 billion analog to digital conversion cycles per second. In addition to achieving high performance, our mixed-signal circuits are designed to compensate for variations inherent in current 0.25-, 0.18- and 0.15-micron CMOS manufacturing processes.

     Our high bandwidth analog front-end technology can be used in various communications-related applications. We are currently developing experimental mixed-signal technologies for extreme high bandwidth applications, such as physical layer devices for fiber-optic media operating at data rates of up to
3.125 gigabits per second for use in a high-speed shared storage devices, known as storage area networks, or SANs.

  Advanced Communications Algorithms

     We have also developed complex communications algorithms that are required for broadband communications-related applications. Our communications algorithms perform the signal equalization, data detection and error corrections required to overcome media imperfections such as substandard media, noise, signal level degradation over distance, interference from adjacent lines and signal echo. These communications algorithms enable us to design digital signal processors for use in storage, Fast Ethernet and Gigabit Ethernet applications as well as other possible future applications, such as broadband wireless products.

     Our proprietary address recognition algorithms permit the proper identification and handling of incoming Ethernet packets at full-wire speed, while replacing expensive, fast static random access memories, or SRAMs, or content addressable memories, or CAMs, with inexpensive dynamic random access memories, or DRAMs. This algorithm is used in all of our switched Ethernet LAN controllers and in our newer WAN communications controllers. This algorithm enables these products to recognize between 8,000 and 64,000 distinct Ethernet addresses -- depending on the product -- and to manage the traffic for entire network segments.

  Internet Protocol Knowledge

     Our intimate knowledge in Internet Protocol, or IP, technologies is an important asset in the area of converged networks. After many years of debate as to what technology would be most appropriate to implement new-world converged networks that not only carry data, but also voice and video, IP technologies have been widely selected as the core technologies for such implementations. The result of this is that the worldwide networks that separately carry voice and data today are being re-designed into one unified converged network that uses IP technologies at its core. Our GalNet-3 family is a state-of-the-art set of products that use IP technologies to deliver a comprehensive solution for networks where it is critical to effectively carry multiple types of media, to guarantee Quality of Service, to bill for services and establish service level agreements, to provide redundancy for high reliability, and to effectively bridge to other technologies like POS and ATM. Our IP technology is especially attractive to telecommunications customers, who traditionally have not emphasized the development of this type of technology in-house.

  Custom Digital Signal Processors

     We target communications-related markets, which require very fast data transfer rates and low power dissipation. To achieve the required performance levels, we implement our signal processing algorithms in custom-designed digital signal processors. Our Fast Ethernet digital signal processors perform several billion operations per second while dissipating less than 100 milliwatts of power. Our fastest read channel digital signal processors perform over 100 billion operations per second while dissipating less than 1.2 watts of power. Such performance is not readily available using standard programmable digital signal processing solutions. We believe our custom digital signal processors, when combined with our library of digital signal processing circuit building blocks, will enable us to implement application specific digital signal processors that can perform at computational rates of up to one trillion operations per second in very small silicon chips. Small silicon chips result in low power dissipation, small packaging and low overall system cooling requirements.

  Design For Advanced CMOS Manufacturing Processes

     While it is significantly more difficult to design high performance analog integrated circuits in CMOS, CMOS provides multiple benefits compared to many other processes for manufacturing integrated circuits, including significantly lower manufacturing cost, more predictable migration to smaller process geometries, more cost effective integration of additional functions in a single integrated circuit and greater worldwide foundry capacity. We have successfully combined advanced analog signal processing blocks with high speed digital signal processors in 0.25-, 0.18- and 0.15-micron CMOS manufacturing processes. Based on conversations with our customers, we believe that we have achieved a level of circuit speed performance in CMOS process technologies that has typically only been achieved with more expensive special fabrication techniques, such as BiCMOS.

  Reusable Building Blocks For Integrated System-On-Chip Design

     We have developed a proprietary set of manufacturing process design rules that we believe are scalable over several generations of manufacturing process geometries. We have also collected a significant library of circuit building blocks that can be reused with minimum modification in successive generations of products and new designs. These design methodologies frequently allow us to shorten time-to-market and reduce the cost for new products and take advantage of the latest CMOS manufacturing processes. We believe that as manufacturing process geometries continue shrinking, our customers will pursue silicon integration strategies.

RESEARCH AND DEVELOPMENT

     We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of proprietary circuit designs for high bandwidth communications-related applications. We devote a significant portion of our resources to expanding our core technology library with designs that enable high performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand-alone integrated circuits into our products to reduce customers' overall system costs.

     We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, CMOS technology and system-level architectures. As of March 31, 2001, we had 465 employees in engineering and process development. We have invested, and expect that we will continue to invest, significant funds for research and development. Our research and development expense was approximately $35.2 million in fiscal 2001, $14.5 million in fiscal 2000, and $5.8 million in fiscal 1999.

MANUFACTURING

     We believe our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacture, assembly and test of our products to those vendors that offer the best capability at an attractive price. Our engineers work closely with our foundries and other subcontractors to increase yields, lower manufacturing costs and improve quality.

  Integrated Circuit Fabrication

     Our integrated circuits are fabricated using widely available CMOS processes, which provide greater flexibility to engage independent foundries to manufacture integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products. We currently outsource substantially all of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company. We work closely with Taiwan Semiconductor to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in 0.60-, 0.50-, 0.35-, 0.25-, 0.18- and 0.15-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

  Assembly And Test

     Some of our products are shipped from our third-party foundries to third-party assembly and test facilities where they are assembled into finished integrated circuit packages and tested. We outsource all product packaging and testing requirements for these products to several assembly and test subcontractors, including ST Assembly Test Services in Singapore, Siliconware Precision Industries in Taiwan and Amkor Technology in the Philippines. The remainder of our products are manufactured on a turnkey basis, in which we purchase fully assembled and tested products from our foundries. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our integrated circuits for ease of testability, further reducing manufacturing costs.

  Quality Assurance

     We build quality into our products starting with the design and development process. Our designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to manufacture. We pre-qualify each of our subcontractors and conduct regular in-depth quality audits. We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of our independent foundries and assembly and test subcontractors have been awarded ISO 9000 certification.

INTELLECTUAL PROPERTY

     Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and licenses to protect our intellectual property. We also enter into confidentiality agreements with our employees, consultants, suppliers and customers and seek to control access to, and distribution of, our documentation and other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our products and technology without authorization, develop similar technology independently or design around our patents.

     As of March 31, 2001, we have been issued 19 United States patents on various aspects of our technology, with expiration dates ranging from 2015 to 2018, and we have filed a number of additional United States patent applications. However, there can be no assurance that patents will ever be issued for these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others.

     In addition, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries.

     We have expended and will continue to expend considerable resources in establishing a patent position designed to protect our intellectual property. While our ability to compete is enhanced by our ability to protect our intellectual property, we believe that, in view of the rapid pace of technological change, the combination of the technical experience and innovative skills of our employees may be as important to our business as the legal protection of our patents and other proprietary information.

     From time to time, we may desire or be required to renew or to obtain licenses from third parties in order to further develop and effectively market commercially viable products. We cannot be sure that any necessary licenses will be available or will be available on commercially reasonable terms.

     The integrated circuit industry is characterized by vigorous pursuit and protection of intellectual property rights, which have resulted in significant and often time consuming and expensive litigation. Although there is currently no pending or threatened intellectual property litigation filed against us, there can be no assurance that third parties will not assert claims of infringement against us. Such claims, even those without merit, could be time consuming and result in costly litigation. We may not prevail in any such litigation or may not be able to license any valid and infringed patents from third parties on commercially reasonable terms. Litigation, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management's time. Any such litigation could harm our business and financial results.

COMPETITION

     The markets for storage and broadband communications devices are intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and pricing pressures imposed by high volume customers. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market.

     We believe that our ability to compete successfully in the rapidly evolving markets for our products depends on a number of factors, including:

     - performance, features, quality and price of our products;

     - the timing and success of new product introductions by us, our customers and our competitors;

     - the emergence of new industry standards;

     - our ability to obtain adequate foundry capacity;

     - the number and nature of our competitors in a given market; and

     - general market and economic conditions.

     Our current products face competition from a number of sources. We believe our principal competitors in the read channel market are Lucent Technologies and STMicroelectronics. Our primary competitors in the preamplifier market are Texas Instruments and Lucent Technologies. In the broadband communications market for physical layer devices, we compete with Broadcom, Intel, Texas Instruments and National Semiconductor. In the market for system controllers, our competitors include NEC with respect to the MIPS microprocessor, and Motorola and IBM with respect to the PowerPC microprocessor. Our switched Ethernet LAN controllers compete with products from companies such as Broadcom. Our WAN communications controllers compete directly with products from companies such as Motorola, Siemens, and PMC-Sierra. In addition, we expect increased competition in the future from other emerging and established companies.

     Many of our current competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sale of their products than we can. Our current or future competitors may develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

     Furthermore, current or potential competitors have established or may establish, financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would harm our business.

     In addition, many of our customers and potential customers have substantial technological capabilities and financial resources. Some customers have already developed, or in the future may develop, technologies that will compete directly with our products. We may also face competition from suppliers of products based on new or emerging technologies.

     Historically, average unit selling prices in the integrated circuit industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the average unit selling prices of our products, we will likely need to reduce the cost of our products. We intend to accomplish this by implementing design changes that lower the cost of manufacturing, assembly and testing by negotiating reduced charges by our foundries as and if volumes increase and by successfully managing our manufacturing, assembly and testing relationships. Because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business would be harmed.

MANAGEMENT

     Set forth below is certain information regarding the executive officers and some of the other officers of Marvell and its subsidiaries, together with the positions currently held by those persons, as of April 20, 2001.

           NAME OF OFFICER             AGE       POSITIONS HELD WITH MARVELL AND ITS SUBSIDIARIES
           ---------------             ---       ------------------------------------------------
Sehat Sutardja.......................  39     Co-Chairman of the Board, President and Chief
                                              Executive Officer of Marvell Technology Group Ltd.;
                                              President, Chief Executive Officer and Director of
                                              Marvell Semiconductor, Inc.
Weili Dai............................  39     Executive Vice President, Secretary and Director of
                                              Marvell Technology Group Ltd.; Executive Vice
                                              President of the Communications Business Group and
                                              Director of Marvell Semiconductor, Inc.
Pantas Sutardja......................  38     Vice President and Director of Marvell Technology
                                              Group Ltd.; Chief Technology Officer and Director of
                                              Marvell Semiconductor, Inc.
George Hervey........................  54     Vice President of Finance and Chief Financial Officer
                                              of Marvell Technology Group Ltd.; Vice President of
                                              Finance and Chief Financial Officer of Marvell
                                              Semiconductor, Inc.
Avigdor Willenz......................  44     Director of Marvell Technology Group Ltd.; Executive
                                              Vice President of the Communications Business Group of
                                              Galileo Technology Ltd.
Manuel Alba..........................  45     Director of Marvell Technology Group Ltd.; Vice
                                              President of Strategy and Business Development of the
                                              Communications Business Group of Galileo Technology,
                                              Inc.
Alan J. Armstrong....................  37     Vice President of Marketing of the Storage Business
                                              Group of Marvell Semiconductor, Inc.
Bill Brennan.........................  37     Vice President of Sales of the Storage Business Group
                                              of Marvell Semiconductor, Inc.
Gani Jusuf...........................  38     Vice President of Product Development of the
                                              Communications Business Group of Marvell
                                              Semiconductor, Inc.
Dave Matteucci.......................  48     Vice President and General Manager, Internetworking
                                              Products Business Unit of the Communications Business
                                              Group of Galileo Technology, Inc.
Nersi Nazari.........................  42     Vice President of Signal Processing Technology of
                                              Marvell Semiconductor, Inc.
George Papa..........................  52     Vice President of Worldwide Sales of the
                                              Communications Business Group of Marvell
                                              Semiconductor, Inc.
Ed Rodriguez.........................  43     Vice President of Operations of Galileo Technology,
                                              Inc.
Gary Smerdon.........................  39     Vice President of Marketing, Switching Products
                                              Business Unit of the Communications Business Group of
                                              Galileo Technology, Inc.
Moshe Steiner........................  42     Vice President and General Manager, Switching Products
                                              Business Unit of the Communications Business Group of
                                              Galileo Technology Ltd.
Lawrence Tse.........................  42     Vice President of Engineering, Wireless of Marvell
                                              Semiconductor, Inc.
Lee Chung Yiu........................  45     Vice President of Engineering, Core Technology of
                                              Marvell Semiconductor, Inc.

     Set forth below is certain information concerning the business experience during the past five years of each of the individuals named above.

     Sehat Sutardja is a co-founder of Marvell. Dr. S. Sutardja has served as its President since inception and as its Co-Chairman of the Board and Chief Executive Officer since August 1995. In addition, he has served as President, Chief Executive Officer and a Director of Marvell Semiconductor, Inc. since its inception. From 1989 until 1995, Dr. Sutardja served as a manager and principal project engineer at 8X8 Inc., a designer and manufacturer of digital communications products. Dr. Sutardja received his Master of Science and Ph.D. degrees in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Sutardja is the husband of Weili Dai and the brother of Dr. Pantas Sutardja.

     Weili Dai is a co-founder of Marvell. Ms. Dai has served as its Vice President and one of its directors since inception and its Secretary since June 2000. Ms. Dai was promoted from Vice President to Executive Vice President in 1996, which position she currently holds. Ms. Dai has also served as Executive Vice President and a Director of Marvell Semiconductor, Inc. since its inception. Ms. Dai also holds the position of Executive Vice President of the Communications Business Group of Marvell Semiconductor, Inc. effective as of April 2001. She is also responsible for the human resources functions. Ms. Dai holds a Bachelor of Science degree in Computer Science from the University of California at Berkeley. Ms. Dai is the wife of Dr. Sehat Sutardja.

     Pantas Sutardja is a co-founder of Marvell. Dr. P. Sutardja has served as its Vice President and one of its directors since inception, and as Vice President of Engineering for Marvell Semiconductor, Inc. from its inception until 1999, when he was appointed Chief Technology Officer. Dr. Sutardja has also been a Director of Marvell Semiconductor, Inc. from inception. Dr. Sutardja holds Bachelor of Science, Master of Science and Ph.D. degrees in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Sutardja is the brother of Dr. Sehat Sutardja.

     George Hervey joined Marvell in April 2000 as its Vice President of Finance and Chief Financial Officer, and serves in a similar capacity for Marvell Semiconductor, Inc. From March 1997 to April 2000, Mr. Hervey served as Senior Vice President, Chief Financial Officer and Secretary for Galileo Technology Ltd., which combined with Marvell in January 2001. From June 1992 to February 1997, Mr. Hervey was Senior Vice President of Finance and Chief Financial Officer of S3 Incorporated, a designer and manufacturer of graphics and video accelerators for personal computers and related peripheral products. Mr. Hervey holds a Bachelor of Science degree in Business Administration from the University of Rhode Island.

     Avigdor Willenz joined Marvell in January 2001, upon the consummation of the combination of Galileo Technology Ltd. with Marvell, as one of its directors and as Executive Vice President of the Communications Business Group of Galileo Technology Ltd. Mr. Willenz was the founder of Galileo Technology Ltd., and from its inception in November 1992 until January 2001, Mr. Willenz served as its Chairman of the Board and Chief Executive Officer. From August 1988 until February 1993, Mr. Willenz was Corporate Product Definition Manager/Chief Engineer for Integrated Device Technology (IDT), which develops semiconductor devices for data networking and telecommunications equipment. Mr. Willenz serves as a director for Radware Ltd. Mr. Willenz holds a Bachelor of Science degree in Electrical Engineering from the Technion in Israel.

     Manuel Alba joined Marvell in January 2001, upon the consummation of the combination of Galileo Technology Ltd. with Marvell, as one of its directors and as Vice President of Strategy and Business Development of the Communications Business Group of Galileo Technology, Inc., a direct subsidiary of Galileo Technology Ltd. From April 1994 until the combination of Galileo Technology Ltd. with Marvell, Mr. Alba served as a director and the President of Galileo Technology Ltd. and as President of Galileo Technology, Inc. Mr. Alba holds a Bachelor of Science degree in Electrical Engineering from the National Polytechnic Institute in Mexico City, a Master of Science degree in Electrical Engineering from the University of Southern California and a Master of Business Administration degree from the University of Santa Clara.

     Alan J. Armstrong has served as Vice President of Marketing of the Storage Business Group of Marvell Semiconductor, Inc. since June 1999. From 1992 until 1999, Dr. Armstrong held various positions at Cirrus Logic Inc., a designer and manufacturer of analog and mixed-signal circuits, most recently as Director of Product Planning and Applications for Data Storage Products. Dr. Armstrong holds a Bachelor of Science degree in Electrical Engineering from San Diego State University and Master of Science and Ph.D. degrees in Electrical Engineering from the University of California, San Diego.

     Bill Brennan has served as Vice President of Sales of the Storage Business Group of Marvell Semiconductor, Inc. since July 2000. From 1993 until 2000, Mr. Brennan served as Vice President for Exis,

Inc., which specializes in account management for semiconductor companies. From 1986 to 1993, Mr. Brennan held various sales and marketing positions at Texas Instruments, Inc., including Sales Manager for the hard disk drive segment. Mr. Brennan holds a Bachelor of Science degree in Electrical Engineering from the University of Colorado.

     Gani Jusuf has served as Vice President of Product Development of the Communications Business Group of Marvell Semiconductor, Inc., since February 2000. From 1998 to February 2000, Dr. Jusuf was a Research and Development Manager for Agilent Technologies, Inc., a subsidiary of Hewlett-Packard Company, which develops test measurement and monitoring products and devices. From 1995 to 1998, Dr. Jusuf served as Director of Engineering for Marvell Semiconductor, Inc., where he was responsible for product definition and development. Dr. Jusuf holds a Bachelor of Science, Master of Science and Ph.D. degrees in Electrical Engineering and Computer Science from the University of California at Berkeley.

     David Matteucci joined Marvell in January 2001 as the Vice President and General Manager of the Internetworking Products Business Unit of the Communications Business Group of Galileo Technology, Inc., upon consummation of the combination of Galileo Technology Ltd. with Marvell. From March 2000 until the combination of Galileo Technology Ltd. with Marvell, Mr. Matteucci served as Vice President and General Manager, Internetworking Products Group for Galileo Technology Ltd. From 1976 to March 2000, Mr. Matteucci held a number of positions with National Semiconductor Corporation, most recently as Director of Information Appliance Products. Mr. Matteucci holds a Bachelor of Science degree in Electrical Engineering from the University of California at Berkeley and a Master of Business Administration degree from Santa Clara University.

     Nersi Nazari has served as Vice President of Signal Processing Technology for Marvell Semiconductor, Inc. since October 1997. From 1994 until 1997, Dr. Nazari served as Chief Technologist at GEC Plessey Semiconductors Ltd., a designer and manufacturer of integrated circuits, including data storage and data communications products. Dr. Nazari holds Bachelor of Science degrees in Electrical Engineering and Mathematics from Southern Illinois University, a Master of Science degree in Electrical Engineering from the University of Missouri, and a Ph.D. in Electrical Engineering from the University of Colorado.

     George Papa has served as Vice President of Worldwide Sales of the Communications Business Group of Marvell Semiconductor, Inc. since February 2000. From 1997 until 2000, Mr. Papa served as Vice President of Worldwide Sales for Level One Communications, Inc., a subsidiary of Intel Corporation. From 1991 to 1997, Mr. Papa served as Vice President of North American Sales for Siemens Corporation. Mr. Papa holds a Bachelor of Science degree in Electrical Engineering from Northeastern University.

     Ed Rodriguez joined Marvell in January 2001 as Senior Vice President and Chief Operating Officer of Galileo Technology, Inc., and in April 2001 was promoted to Vice President of Operations of Galileo Technology, Inc. From May 1999 until the combination of Galileo Technology Ltd. with Marvell in January 2001, Mr. Rodriguez served as Senior Vice President and Chief Operating Officer of Galileo Technology, Inc. From March 1998 to May 1999, Mr. Rodriguez was Vice President and General Manager of the Datacom Division of Cypress Semiconductor Corporation. Prior to working at Cypress Semiconductor Corporation, Mr. Rodriguez spent 17 years at National Semiconductor Corporation, most recently as Vice President and General Manager of its Networking Products Division. Mr. Rodriguez holds Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Miami.

     Gary Smerdon joined Marvell in January 2001 as the Vice President of Marketing of the Switching Products Business Unit of the Communications Business Group of Galileo Technology, Inc. From September 2000 until the combination of Galileo Technology Ltd. with Marvell in January 2001, Mr. Smerdon served as Vice President of Marketing, Switching Products Group of Galileo Technology, Inc. From May 1999 to August 2000, Mr. Smerdon was Vice President of Sales for RealChip Communications, Inc. a communications semiconductor startup. Prior to RealChip, Mr. Smerdon spent 14 years at Advanced Micro Devices, Inc. where he held marketing and sales positions, most recently as Director of Marketing for the Networking Products Division. Mr. Smerdon holds a Bachelor of Science degree in Electrical Engineering from Duke University.

     Moshe Steiner joined Marvell in January 2001 as the Vice President and General Manager of the Switching Products Business Unit of the Communications Business Group of Galileo Technology Ltd. From October 1999 until the combination of Galileo Technology Ltd. with Marvell in January 2001, Mr. Steiner served as Vice President and General Manager, Switching Products Group of Galileo Technology Ltd., and from February 1998 to October 1999, he served as Local Area Network Products Director of Galileo Technology Ltd. From February 1996 to January 1998, Mr. Steiner was Vice President of Technologies at Zapex Technologies, Inc., a Japanese-American VLSI company that developed solutions for MPEG-2 digital video compression applications. Before Zapex, Mr. Steiner worked for Intel Israel for more than 10 years, most recently leading the MMX cluster development of the first Pentium-MMX CPU. Mr. Steiner holds a Bachelor of Science degree in Civil Engineering and a Master of Business Administration degree from the Technion in Israel.

     Lawrence Tse has served as Vice President of Engineering, Wireless, of Marvell Semiconductor, Inc. since June 2000. From 1998 to 2000, Mr. Tse served as the Vice President of Engineering for Volterra Semiconductor Corporation, a designer and manufacturer of power management products. From 1991 until 1998, he held various positions at Chrontel, Inc., a designer and manufacturer of mixed-signal visual communication products, most recently as Vice President of Engineering. Mr. Tse holds a Bachelor of Engineering degree in Electrical Engineering from McMaster University, Canada, and a Master of Science degree in Electrical Engineering from the University of California at Berkeley.

     Lee Chung Yiu has served as Vice President of Engineering, Core Technology of Marvell Semiconductor, Inc. since May 1999. From 1995 until 1997, Dr. Yiu served as the Director of Engineering for SEEQ Technology Inc., a supplier of Ethernet data communications products for networking applications. From 1997 until 1999, Dr. Yiu was the Vice President of Engineering for Newave Semiconductor Corporation, a privately held company developing integrated circuits for the telecommunications market. Dr. Yiu holds a Bachelor of Science degree in Electrical Engineering from National Taiwan University and Master of Science and Ph.D. degrees in Electrical Engineering from the University of California at Berkeley.

EMPLOYEES

     As of March 31, 2001, we had a total of 753 employees, of which 465 were in research and development, 135 in sales and marketing, 62 in operations and 91 in general and administration. Our employees are not represented by any collective bargaining agreements, and we have not experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES.

     Our primary facilities, housing research and design functions as well as elements of sales, marketing and administration, are located in Sunnyvale, California. These facilities consist of approximately 97,000 square feet with lease terms expiring through June 2005. In addition to these properties, we lease approximately 41,000 square feet in San Jose, California for sales, administration, and operations, approximately 33,000 square feet in Moshav Manof, Israel for research and design, and approximately 13,000 square feet in Singapore for operations, sales, marketing and administration.

     We lease additional space in Israel, Taiwan, Japan, the United Kingdom and the United States which are occupied by some of our sales offices, design centers and field application engineers. Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements through fiscal 2002.

ITEM 3. LEGAL PROCEEDINGS.

     We are party to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, we do not believe that these other matters will result in our payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a special general meeting of shareholders held on January 18, 2001, our shareholders approved:

     - the merger of Galileo Technology Ltd., a corporation formed under the laws of the State of Israel, into our subsidiary, so that Galileo became our wholly-owned subsidiary;

     - the issuance of up to 31,564,708 shares of our common stock to Galileo shareholders in connection with the acquisition; and

     - our assumption and adoption of the stock option plans of Galileo.

     The transaction with Galileo Technology Ltd. was approved by 70,411,840 shares, with 98,127 shares voting against the transaction, 3,829 shares abstaining and 0 broker non-votes.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our shares of common stock are listed on the Nasdaq National Market under the symbol "MRVL." Our common stock began trading on June 27, 2000, upon completion of our initial public offering. The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the Nasdaq National Market.

                   2001 FISCAL QUARTER                       HIGH       LOW
                   -------------------                      -------    ------
First Quarter.............................................      n/a       n/a
Second Quarter............................................  $ 70.50    $42.25
Third Quarter.............................................  $109.75    $41.63
Fourth Quarter............................................  $ 57.44    $15.38

     As of April 20, 2001, the approximate number of record holders of our common stock was 339.

DIVIDENDS

     We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     From January 30, 2000 through January 27, 2001, we issued and sold the following unregistered securities:

     - We issued an aggregate of 4,008,888 shares of common stock between February 2000 and June 2000 to our employees and directors upon exercise of stock options for aggregate consideration of approximately $3,367,000 in cash. The exercise prices for these options ranged from $0.03 to $15.00 per share.

     - We issued an aggregate of 91,355 shares of Series D preferred stock at $4.33 per share in May and June 2000 pursuant to the exercise of warrants for aggregate consideration of approximately $400,000 in cash. All shares of our Series D preferred stock automatically converted, on a four-for-one basis, into shares of common stock upon the consummation of our initial public offering in June 2000.

     - We issued an aggregate of 172,947 shares of common stock in December 2000 pursuant to the exercise of warrants to purchase 45,000 shares of Series D preferred stock at $4.33 per share which were converted to warrants to purchase 180,000 shares of common stock at $1.0825 per share upon consummation of our initial public offering in June 2000. These warrants were exercised on a net basis, and the warrant holder surrendered warrants to purchase 7,053 shares of common stock at $1.0825 per share in consideration for the 172,947 shares issued upon exercise.

     - We issued an aggregate of 56,742 shares of common stock in December 2000 pursuant to the exercise of warrants to purchase 60,000 shares of common stock at $1.50 per share. These warrants were exercised on a net basis, and the warrant holder surrendered warrants to purchase 3,258 shares of common stock at $1.50 per share in consideration for the 56,742 shares issued upon exercise.

     The sales and issuances of securities listed above were deemed to be exempt from registration under Regulation D under Section 4(2) of the Securities Act, as transactions not involving a public offering, or by virtue of Rule 701 under the Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

USE OF PROCEEDS

     Our Registration Statement on Form S-1 (Registration No. 333-33086) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on June 26, 2000. A total of 6,900,000 shares of our common stock were registered. All shares were sold by the company, resulting in aggregate gross proceeds of $103.5 million. The managing underwriters were Goldman, Sachs & Co., Lehman Brothers and J.P. Morgan & Co. The offering commenced and was completed on June 27, 2000, at a price to the public of $15.00 per share. The initial public offering resulted in net proceeds to us of $94.0 million, after deducting underwriting commissions of $7.2 million and offering expenses of $2.3 million, which were paid to unaffiliated persons. As of January 31, 2001, these proceeds were invested in money market funds.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 -- Financial Statements and Supplementary Data" contained elsewhere in this Form 10-K.

                                                          YEARS ENDED JANUARY 31,
                                             -------------------------------------------------
                                               2001       2000      1999      1998      1997
                                             ---------   -------   -------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue................................  $ 143,894   $81,375   $21,253   $   625   $   190
Costs and expenses:
     Cost of goods sold(1).................     67,047    33,773    10,103       312        --
     Research and development(2)...........     35,152    14,452     5,837     5,018     1,350
     Selling and marketing(3)..............     21,686    10,436     4,631     1,671       618
     General and administrative(4).........      6,185     3,443     1,190     1,028       468
     Amortization of stock-based
       compensation........................      8,259     2,175        42        --        --
     Amortization of goodwill and acquired
       intangible assets...................      8,031        --        --        --        --
     Acquired in-process research and
       development(5)......................    234,874        --        --        --        --
                                             ---------   -------   -------   -------   -------
          Total costs and expenses.........    381,234    64,279    21,803     8,029     2,436
                                             ---------   -------   -------   -------   -------
Operating income (loss)....................   (237,340)   17,096      (550)   (7,404)   (2,246)
Interest and other income, net.............      4,559       330        74         6        94
                                             ---------   -------   -------   -------   -------
Income (loss) before income taxes..........   (232,781)   17,426      (476)   (7,398)   (2,152)
Provision for income taxes.................      2,339     4,356       483        46         1
                                             ---------   -------   -------   -------   -------
Net income (loss)..........................  $(235,120)  $13,070   $  (959)  $(7,444)  $(2,153)
                                             =========   =======   =======   =======   =======
Basic net income (loss) per share..........  $   (3.55)  $  0.32   $ (0.03)  $ (0.24)  $ (0.08)
Diluted net income (loss) per share........  $   (3.55)  $  0.16   $ (0.03)  $ (0.24)  $ (0.08)
Weighted average shares -- basic...........     66,259    41,094    32,470    30,436    25,593
Weighted average shares -- diluted.........     66,259    81,545    32,470    30,436    25,593

                                                               AS OF JANUARY 31,
                                                -----------------------------------------------
                                                   2001       2000      1999     1998     1997
                                                ----------   -------   ------   ------   ------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.................................  $  224,063   $16,600   $5,515   $3,307   $4,763
Working capital...............................     215,787    22,611    6,865    2,682    4,426
Total assets..................................   2,447,486    46,500   16,563    5,291    5,267
Notes payable and capital lease obligations,
  less current portion........................          --        36      897       21       --
Mandatory redeemable convertible preferred
  stock.......................................          --    22,353   17,524   13,465    7,176
Total shareholders' equity (deficit)..........   2,356,666     7,940   (9,350)  (9,578)  (2,289)

---------------
(1) Excludes amortization of stock-based compensation of $416, $11 and $0 in fiscal 2001, 2000 and 1999.

(2) Excludes amortization of stock-based compensation of $3,367, $1,373 and $27 in fiscal 2001, 2000 and 1999.

(3) Excludes amortization of stock-based compensation of $3,997, $211 and $4 in fiscal 2001, 2000 and 1999.

(4) Excludes amortization of stock-based compensation of $479, $580 and $11 in fiscal 2001, 2000 and 1999.

(5) During fiscal 2001, we recorded an in-process research and development charge of $234.9 million in connection with our acquisition of Galileo Technology Ltd.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-K titled "Additional Factors that May Affect Future Results" beginning at page 38, which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-K are identified by words such as "believes," "expects," "anticipates," "intends," "estimates," "should," "will," "may" and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-K. You are urged to review carefully our various disclosures in this Form 10-K and our other reports filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

     During fiscal 2000, we changed our fiscal year-end to the Saturday nearest January 31. In fiscal 1999, our fiscal year ended on January 31. For presentation purposes, we refer to January 31 as our fiscal year-end for all periods.

OVERVIEW

     We design, develop and market integrated circuits using proprietary communications mixed-signal and digital signal processing technology for communications-related markets. We were founded in 1995, and our business has grown rapidly since inception. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

     We began shipping our first generation read channel products in volume in June 1998 and began volume shipments of preamplifier products in June 1999. In December 1999, we introduced our first generation product for Fast Ethernet applications, which began shipping and generating revenue in March 2000. In May 2000, we introduced our Alaska(TM) Gigabit Ethernet over copper transceiver, which began shipping and generating revenue in July 2000. In September 2000, we introduced our first System-On-Chip, or SOC, products which began shipping and generating revenue in October 2000.

     The storage market is highly competitive and is dominated by a small number of large companies, including Seagate, Quantum, Western Digital, Samsung, Hitachi, Fujitsu and Toshiba. These companies have historically experienced marginal profit levels from sales of their storage products and are under enormous pricing pressure from their customers, which they typically pass through to their integrated circuit suppliers.

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Sales to our three largest customers accounted for 67% of revenue for the year ended January 31, 2001, and we expect to continue to experience significant customer concentration from direct sales to key customers. In addition, a significant portion of our products are sold to customers outside of the United States. Sales to customers in Asia accounted for 92% of revenue for the year ended January 31, 2001. Because many manufacturers and subcontractors of storage and communications devices are located in Asia, we expect that a majority of our revenue will continue to be represented by sales to customers in that region. All of our sales to date have been denominated in United States dollars.

     Our sales have historically been made on the basis of purchase orders rather than long-term agreements. In addition, the sales cycle for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We expect to increase research and development, selling and marketing, and general and administrative expenditures as we seek to expand our operations. We anticipate that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters would be adversely affected.

     On January 21, 2001, we completed our acquisition of Galileo Technology Ltd. in a stock-for-stock transaction. Galileo develops high-performance communications internetworking and switching products for the broadband communications market. The acquisition has been accounted for using the purchase method of accounting, and the operating results of Galileo have been included in our consolidated financial statements from the date of acquisition. The total purchase price for this acquisition was approximately $2.5 billion.

RESULTS OF OPERATIONS

     The following table sets forth, for the years ended January 31, 2001, 2000 and 1999, information derived from our consolidated statements of operations expressed as a percentage of net revenue.

                                                             YEARS ENDED JANUARY 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------    -----    -----
Net revenue................................................   100.0%   100.0%   100.0%
Costs and expenses:
  Cost of goods sold.......................................    46.6     41.5     47.5
  Research and development.................................    24.4     17.8     27.5
  Selling and marketing....................................    15.1     12.8     21.8
  General and administrative...............................     4.3      4.2      5.6
  Amortization of stock-based compensation.................     5.7      2.7      0.2
  Amortization of goodwill and acquired intangible
     assets................................................     5.6       --       --
  Acquired in-process research and development.............   163.2       --       --
                                                             ------    -----    -----
          Total costs and expenses.........................   264.9     79.0    102.6
                                                             ------    -----    -----
Operating income (loss)....................................  (164.9)    21.0     (2.6)
Interest and other income, net.............................     3.1      0.4      0.3
                                                             ------    -----    -----
Income (loss) before income taxes..........................  (161.8)    21.4     (2.3)
Provision for income taxes.................................     1.6      5.4      2.3
                                                             ------    -----    -----
Net income (loss)..........................................  (163.4)%   16.0%    (4.6)%
                                                             ------    -----    -----

YEARS ENDED JANUARY 31, 2001 AND 2000

     Net Revenue. We recognize revenue upon shipment of product to our customers, net of accruals for estimated sales returns and allowances. In March 2000, we entered into our first distribution agreement to support our sales and marketing activities in the communications market. We generally grant our distributors rights of return and price protection. We defer recognition of product revenue on sales made through distributors when such sales are subject to rights of return and price protection until the distributor sells the product to a customer.

     Net revenue increased to $143.9 million in fiscal 2001 from $81.4 million in fiscal 2000. The increase in revenue primarily reflects increased volume shipments of storage products and commencement of volume shipments of communications products, which totaled $21.0 million in fiscal 2001. Although average selling prices for storage products declined by approximately 8.8% from fiscal 2000 to fiscal 2001, the volume of units shipped increased to approximately 41.1 million units in 2001 from approximately 24.9 million units in 2000. The decrease in average selling prices was primarily due to a product mix change caused by an increase in preamplifier products shipped as a percentage of total storage products shipped, which have a lower average selling price than our read channel products, and to a lesser extent, a decrease in average selling prices for our read channel products. Sales of read channel products increased to $109.1 million in fiscal 2001 from $76.0 million in fiscal 2000. Sales of preamplifier products increased to $13.8 million in fiscal 2001 from $5.4 million in fiscal 2000. We expect that revenue from sales of storage products for fiscal 2002 will be relatively consistent with the level of sales of storage products we reported in fiscal 2001. However, we expect significant growth in revenue from sales of communications products, in part due to our acquisition of Galileo.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Gross profit, which equals net revenue less cost of goods sold, as a percentage of net revenue, decreased to 53.4% in fiscal 2001 from 58.5% in fiscal 2000. The decrease in gross profit was due to a decrease in average selling prices for storage products, an increase in average cost per unit for read channel products due to a product mix change, and an increase in preamplifier product revenues as a percentage of total revenues, which contribute a lower gross profit than both read channel and communications products. Our gross profits may decrease as a percentage of revenue in future periods due to changes in the mix of products sold and increased pricing pressures from our customers as well as from our competitors.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation expenses and allocated occupancy costs for these operations. Research and development expense was $35.2 million, or 24.4% of net revenue, in fiscal 2001 and $14.5 million, or 17.8% of net revenue, in fiscal 2000. The increase in research and development expense was primarily due to increases of approximately $8.4 million for the hiring of additional development personnel and a resulting increase in salary and related costs, approximately $5.7 million of increased spending for prototype and related product tape-out costs for new product initiatives, approximately $726,000 for increased depreciation expense due to significant purchases of computer aided design software tools, and approximately $2.8 million for increased facility and other allocable expenses related to our expanding operations. We expect that research and development expense will increase in absolute dollars in future periods as we develop new products and increase our number of research and development personnel.

     Selling and Marketing. Selling and marketing expense consists primarily of compensation and associated costs relating to selling and marketing personnel, sales commissions to independent sales representatives, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $21.7 million, or 15.1% of net revenue, in fiscal 2001 and $10.4 million, or 12.8% of net revenue, in fiscal 2000. The increase in selling and marketing expense was primarily due to the hiring of additional personnel and a resulting increase in salary and related costs of approximately $5.1 million, increased sales commissions of approximately $1.6 million, increased costs of approximately $1.6 million related to expanding our sales and marketing activities as we broadened our communications customer and product base, and increased facility and other allocable expenses of approximately $1.3 million related to our expanding operations. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional personnel, expand our sales and marketing efforts, particularly in communications, and pay increased sales commissions.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, professional fees and allocated occupancy costs for these operations. General and administrative expense was $6.2 million, or 4.3% of net revenue, in fiscal 2001 and $3.4 million, or 4.2% of net revenue, in fiscal 2000. The increase in general and administrative expense was primarily due to the hiring of additional personnel and a resulting increase in salary and related costs of approximately $2.2 million. We expect that general and administrative expenses will increase in absolute dollars in future periods as we hire additional personnel, incur consulting costs for post implementation support for our new enterprise resource planning system and incur legal and other costs associated with being a public company and expanding our operations.

     Amortization of Stock-Based Compensation. In connection with the grant of stock options to our employees and directors, we recorded deferred stock-based compensation of approximately $14.1 million through fiscal 2000 and recorded an additional $25.6 million in fiscal 2001, $19.8 million of which related to stock options assumed in connection with our acquisition of Galileo on January 21, 2001. Deferred stock-based compensation is being amortized under an accelerated method over the remaining option vesting period. Amortization of stock-based compensation expense was $8.3 million, or 5.7% of net revenue, in fiscal 2001 and $2.2 million, or 2.7% of net revenue, in fiscal 2000. The increase in amortization expense was due to the additional amounts of deferred stock-based compensation being recorded in fiscal 2001 and 2000.

     Amortization of Goodwill and Acquired Intangible Assets. In connection with the acquisition of Galileo on January 21, 2001, we recorded approximately $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Goodwill is being amortized over its estimated economic life of five years, and acquired intangible assets are being amortized over their estimated economic lives of five to ten years. Goodwill and acquired intangible asset amortization expense was approximately $8.0 million, or 5.6% of net revenue, in fiscal 2001. The amount of amortization expense will increase significantly in fiscal 2002 because goodwill and intangible assets will be amortized for the full year in fiscal 2002 compared to only seven days of amortization in fiscal 2001.

     In-Process Research and Development. In connection with the acquisition of Galileo on January 21, 2001, we purchased in-process research and development, or IPRD, of approximately $234.9 million which represented approximately 9.4% of the total purchase price. As of the acquisition date, the IPRD efforts had not yet reached technological feasibility, and the IPRD had no alternative future uses. Accordingly, the value of the purchased IPRD was expensed on the date of acquisition.

     The fair values of Galileo's IPRD, as well as their developed technologies, were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. A discount rate of 16.5% was used for developed technology, and rates between 21.5% and 34.0% were used for IPRD, depending on the stage of completion of each technology. As of the date of acquisition, the estimated cost to complete the technology under development was approximately $21.0 million. Development of this technology remains a substantial risk due to a number of factors, including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies.

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investments, offset by interest paid on notes payable and capital lease obligations. Interest and other income, net was $4.6 million in fiscal 2001 and $330,000 in fiscal 2000. The increase in interest and other income, net was due to interest being earned on higher invested cash balances in fiscal 2001. The net proceeds from our initial public offering of common stock, which were received on June 30, 2000, contributed to the significant increase in interest and other income, net in fiscal 2001.

     Provision for Income Taxes. Our effective tax rate was (1%) for fiscal 2001 compared to 25% for fiscal 2000. Our effective rate for fiscal 2001 was affected by non-deductible expenses relating to our acquisition of Galileo in January 2001 which was recorded using the purchase method of accounting. Excluding the effect of goodwill and acquired intangible asset amortization and in-process research and development expense, our effective tax rate for fiscal 2001 was 23%.

     The difference between our effective rate and the federal rate of 35% is due to the lower tax rates imposed on our operations in Bermuda, Singapore and Israel and to the benefits realized from research and development credits in the United States, partially offset by potential taxes on the portion of Bermuda income that may be considered to be effectively connected with the conduct of a trade or business in the United States. We have an undertaking from the government of Bermuda that we will not be subject to tax on our income and capital gains in Bermuda until March 28, 2016. Our operations in Singapore are subject to a statutory tax rate of 26%; however, the Economic Development Board of Singapore granted us Pioneer Status in July 2000, for a period of six years commencing July 1, 1999, which could reduce the amount of taxes we pay in Singapore. Our newly acquired operations in Israel have Approved Enterprise Status which provides us with a tax holiday on undistributed Israeli income. We anticipate that we will start paying some income tax in Israel beginning in 2004.

YEARS ENDED JANUARY 31, 2000 AND 1999

     Net Revenue. Net revenue increased to $81.4 million in fiscal 2000 from $21.3 million in fiscal 1999. Revenue increased primarily as a result of continued market acceptance of our read channel products and commencement of volume shipment of our preamplifier products. Although average selling prices declined by approximately 20% from fiscal 1999 to fiscal 2000, the volume of units shipped increased to approximately

24.9 million units in fiscal 2000 from 5.1 million units in fiscal 1999. Sales of read channel products increased to $76.0 million in fiscal 2000 from $21.2 million in fiscal 1999, while sales of preamplifier products increased to $5.4 million in fiscal 2000 from $8,000 in fiscal 1999.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs related to manufacturing support, logistics and quality assurance personnel. Gross profit, which equals net revenue less cost of goods sold, as a percentage of net revenue, increased to 58.5% in fiscal 2000 from 52.5% in fiscal 1999. The increase in gross profit was primarily due to the substantial increase in sales and a reduction in product costs per unit in fiscal 2000 of approximately 15%.

     Product costs per unit declined in fiscal 2000 due to a general decrease in the prices charged by contract manufacturers of integrated circuits because of the availability of capacity within the integrated circuit manufacturing industry, as well as improvements in the manufacturing yields achieved through the third quarter of fiscal 2000. We experienced a decline in yields in the fourth quarter of fiscal 2000 due to the initial production ramp up of our newer, more complex, read channel products.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation expenses and allocated occupancy costs for these operations. Research and development expense was $14.5 million, or 17.8% of net revenue, in fiscal 2000 and $5.8 million, or 27.5% of net revenue, in fiscal 1999. The increase in research and development expense in absolute dollars was primarily due to increases of approximately $3.6 million for the hiring of additional development personnel, approximately $1.4 million for increased spending for prototype and related product tape-out costs for new product initiatives and approximately $537,000 for depreciation expense arising from significant purchases of computer aided design software tools.

     Selling and Marketing. Selling and marketing expense consists primarily of compensation and associated costs relating to selling and marketing personnel, sales commissions to independent sales representatives, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $10.4 million, or 12.8% of net revenue, in fiscal 2000 and $4.6 million, or 21.8% of net revenue, in fiscal 1999. The increase in selling and marketing expense in absolute dollars was due primarily to the hiring of additional personnel and a resulting increase in salary and related costs of approximately $2.3 million, increased sales commissions of approximately $1.8 million and increased costs of approximately $627,000 related to expanding our sales and marketing activities as we broadened our customer and product base.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, professional fees and allocated occupancy costs for these operations. General and administrative expense was $3.4 million, or 4.2% of net revenue, in fiscal 2000 and $1.2 million, or 5.6% of net revenue, in fiscal 1999. The increase in general and administrative expense in absolute dollars was due primarily to the hiring of additional personnel and a resulting increase in salary and related costs of approximately $1.6 million and increases in legal, accounting and consulting fees of approximately $403,000.

     Amortization of Stock-Based Compensation. In connection with the grant of stock options to our employees and directors, we have recorded deferred stock-based compensation of approximately $14.1 million, which is being amortized under an accelerated method over the remaining option vesting period. Amortization of stock-based compensation expense was $2.2 million, or 2.7% of net revenue, in fiscal 2000 and $42,000, or 0.2% of net revenue, in fiscal 1999. The increase in amortization expense was due to deferred stock-based compensation recorded in fiscal 2000.

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash and cash equivalents, offset by interest paid on notes payable and capital lease obligations. Interest and other income, net was $330,000 in fiscal 2000 and $74,000 in fiscal 1999. The increase in interest and other income, net was due to interest earned on higher invested cash balances.

     Provision for Income Taxes. We accrued income taxes at an effective tax rate of 25% since achieving consolidated profitability in fiscal 2000. The difference between this rate and the federal rate of 35% is due to the lower tax rates imposed on our operations in Bermuda and Singapore and to the benefits realized from research and development credits in the United States, offset by potential taxes on the portion of Bermuda income that may be considered to be effectively connected with the conduct of a trade or business in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of liquidity as of January 31, 2001 consisted of $224.1 million of cash, cash equivalents and short-term investments. Prior to receiving the net proceeds from our initial public offering, we financed our operations through a combination of private sales of convertible preferred stock, bank loans and capital lease financing and, beginning in fiscal 2000, operating cash flows. We raised net proceeds of $94.0 million through our initial public offering in June 2000. In addition, we received $68.5 million of cash and cash equivalents, net of acquisition costs paid, and $39.9 million of short-term investments as a result of our acquisition of Galileo in January 2001.

     During fiscal 2001, cash provided by operating activities was $12.2 million as compared to cash provided by operating activities of $12.6 million during fiscal 2000 and cash used in operating activities of $2.9 million during fiscal 1999. The cash inflow from operations in fiscal 2001 and 2000 was primarily a result of our generation of income in both years (excluding the non-cash impact of depreciation and amortization, stock-based compensation, and acquired in-process research and development expense), and increases in accounts payable, accrued liabilities and income taxes payable, partially offset by increases in accounts receivable, inventory and prepaid expenses and other assets. The cash outflow from operations in fiscal 1999 was primarily as a result of our net loss for the year and increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities. Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis on net 30-day payment terms. If sales levels were to increase, it is likely that our level of accounts receivable would also increase. Our level of accounts receivable would also increase if customers delayed their payments. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based primarily upon the timing of orders received from customers and our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of the products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

     Net cash provided by investing activities was $56.4 million during fiscal 2001, compared to net cash used in investing activities of $6.8 million during fiscal 2000 and $1.6 million during fiscal 1999. The net cash provided by investing activities during fiscal 2001 is attributable to the net cash received as a result of our acquisition of Galileo, partially offset by purchases of property and equipment. The net cash used in investing activities during fiscal 2000 and 1999 resulted solely from purchases of property and equipment.

     Net cash provided by financing activities was $99.0 million during fiscal 2001, $5.3 million during fiscal 2000 and $6.7 million during fiscal 1999. During fiscal 2001, cash provided by financing activities was primarily due to our initial public offering in June 2000 which raised net proceeds of $94.0 million. During fiscal 2000 and 1999, cash provided by financing activities was primarily attributable to proceeds from the issuance of convertible preferred stock and the exercise of stock options and proceeds from borrowings on notes payable, partially offset by the repayment of notes payable.

     Our relationships with our foundries allow us to cancel all outstanding purchase orders but require us to pay the foundries for expenses they have incurred in connection with the purchase orders through the date of cancellation. As of January 31, 2001, our foundries had incurred approximately $16.0 million of manufacturing expenses on our outstanding purchase orders.

     We believe that the net proceeds from our initial public offering, together with existing cash and investment balances and cash generated by operations, are sufficient to meet our capital requirements for at least the next 12 months. After this period, capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses. To the extent that the net proceeds from our initial public offering, together with existing cash and investment balances and cash generated by operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to a potential acquisition or strategic arrangement, we may enter into acquisitions or strategic arrangements in the future, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

INFLATION

     The impact of inflation on our business has not been material for fiscal 2001, 2000 and 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended certain terms and conditions of SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. All of our revenues and the majority of our costs have been denominated in United States dollars, and to date we have not entered into any derivative contracts. We will adopt SFAS No. 133 and 138 on February 1, 2001. The adoption is not expected to have a significant impact on our consolidated financial statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following additional factors may affect our future results. Many of these factors are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

THE RECENT SLOWDOWN IN THE WORLDWIDE ECONOMY HAS NEGATIVELY AFFECTED OUR PROJECTED REVENUES AND OUR RESULTS OF OPERATIONS IN FISCAL 2002.

     Over the last several months there has been a slowdown in worldwide economies, including the United States, that has resulted in delays of new orders for our products as well as reschedules of existing orders. This slowdown has been brought about by a number of factors, including concerns about inflation, decreased consumer confidence and reports of reduced corporate profits. If economic conditions worsen, our revenues and results of operations in fiscal 2002 and beyond will be materially and adversely affected.

WE HAVE DEPENDED ON SALES OF OUR READ CHANNEL AND PREAMPLIFIER PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUE TO DATE, AND GALILEO HAS DEPENDED ON SALES OF ITS SYSTEM CONTROLLERS AND ETHERNET LAN CONTROLLERS FOR A SIGNIFICANT PORTION OF ITS REVENUES TO DATE. SIGNIFICANT REDUCTIONS IN ORDERS FOR THESE PRODUCTS, OR THE DEVICES INTO WHICH SUCH PRODUCTS ARE INCORPORATED, WOULD SIGNIFICANTLY REDUCE OUR REVENUES.

     A significant portion of our revenue to date has been derived from sales of our read channel and preamplifier products. In fiscal 2000 and 2001, we experienced rapid growth in sales of our read channel and preamplifier products; however, we anticipate that our sales for these products in fiscal 2002 will be relatively consistent with the level of sales we reported for these products in fiscal 2001.

     A significant portion of Galileo's revenues to date have come from sales of system controllers and switched Ethernet LAN controllers, and we expect that a significant portion of their revenues will continue to come from these products.

     Unless we are able to diversify our sales through increased sales of our existing broadband communications products and the introduction of new storage and broadband communications products, we will continue to be dependent on sales of our read channel and preamplifier products and on Galileo's system controllers and switched Ethernet LAN controllers. Our read channel and preamplifier products are incorporated into storage devices by our customers primarily for sale to the personal computer and computer server markets. Any reduction in the demand for storage devices that incorporate our products would likely result in reduced demand for our products and would harm our sales. The storage market is rapidly evolving and is subject to substantial fluctuation. For example, the storage market may be affected by:

     - shifts in market share among storage device manufacturers, driven by technological advances, price reductions, the level of end-user satisfaction with the storage devices and the level of support provided to the end-users; and

     - fluctuations in the market for computing devices and products containing storage devices.

WE DEPEND ON A SMALL NUMBER OF LARGE CUSTOMERS FOR A SUBSTANTIAL MAJORITY OF OUR SALES. THE LOSS OF, OR A SIGNIFICANT REDUCTION OR CANCELLATION IN SALES TO, ANY KEY CUSTOMER WOULD SIGNIFICANTLY REDUCE OUR REVENUES.

     In fiscal 2001, our five largest customers accounted for approximately 84% of our sales. Of these customers, Samsung accounted for 34%, Seagate for 22%, Fujitsu for 11%, Toshiba for 9% and Hitachi for 8%. Sales to these large customers have fluctuated significantly from period to period, primarily due to the timing and number of design wins with each customer, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, or a significant reduction in sales we make to them, or any problems we encounter collecting amounts from them, would likely seriously harm our results of operations and financial condition. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

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

     Our future success will depend on our ability, in a timely and cost-effective manner, to develop new products for the broadband communications markets and to introduce product enhancements to our read channel and preamplifier products. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. In particular, we have a limited history in developing products for the broadband communications market and may encounter technical difficulties in developing 10 Gigabit Ethernet fiber-optic or other products for this market that could prevent or delay the successful introduction of these products. Unanticipated problems in developing broadband communications products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements for the storage market, and could substantially increase our costs. Even if the new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of these products in a timely manner.

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

     - availability, price, performance, power, use and size of our products and competing products and technologies;

     - our customer service and support capabilities and responsiveness;

     - successful development of our relationships with existing and potential customers and strategic partners; and

     - our ability to predict and respond to changes in technology, industry standards or end-user preferences.

WE MAY NOT SUCCESSFULLY COMPLETE THE INTEGRATION OF OUR BUSINESS OPERATIONS WITH THOSE OF GALILEO, WHICH COULD HARM OUR OPERATING RESULTS AND SHARE PRICE.

     Integrating the operations of Galileo with ours is a difficult, time consuming and costly task. While we have begun the process of integrating several of our operations with those of Galileo, the completion of that integration may distract management from our day-to-day business. We must successfully integrate, among other things:

     - product offerings;

     - product development, sales and marketing;

     - customer service functions;

     - human resources and other administrative functions;

     - research and development; and

     - management information systems.

     Among the challenges in integrating the companies is demonstrating to our respective customers that the acquisition has not and will not result in an adverse change in business focus and persuading each company's personnel that each company's business cultures are compatible. In addition, Galileo operates in some locations in which we did not otherwise operate. Therefore, to successfully integrate Galileo's operations, we will need to retain management, key employees and business partners of Galileo. If we are not able to effectively complete the integration of our operations, technology and personnel in a timely and efficient manner, then we will not realize the benefits we expected from the acquisition. In particular, if the integration is not successful:

     - our operating results may be harmed;

     - we may lose key personnel;

     - we may not be able to retain or expand our market position; and

     - the market price of our common stock may decline.

GALILEO IS INCORPORATED UNDER THE LAWS OF, AND ITS PRINCIPAL OFFICES ARE LOCATED IN, THE STATE OF ISRAEL AND THEREFORE ITS BUSINESS OPERATIONS MAY BE HARMED BY ADVERSE POLITICAL, ECONOMIC AND MILITARY CONDITIONS AFFECTING ISRAEL.

     Galileo is both incorporated under the laws of and has its principal offices in the State of Israel. In addition, Galileo maintains its research and development operations in Israel. Thus, Galileo is directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving or within Israel could disrupt Galileo's research and development and other business operations. For example, continued hostilities between Israel and the Palestinian Authority in recent months caused substantial political unrest, which could lead to a potential economic downturn in Israel. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could reduce Galileo's sales and its financial results. A number of countries restrict business with Israel or Israeli companies, and if the countries in which Galileo's customers or potential customers conduct their businesses adopt restrictive laws or policies toward Israel or Israeli businesses this could harm Galileo's ability to retain or increase its sales.

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE OR MAINTAIN REVENUES AND MARKET SHARE.

     We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenues may not increase or may decline. In addition, most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than us. As a result, these competitors may have greater credibility with our existing and potential customers. Moreover, our competitors may foresee the course of market developments more accurately than us. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than us, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, new competitors or alliances among existing competitors could emerge. We expect to face competition in the future from our current competitors, other manufacturers and designers of integrated circuits, and innovative start-up integrated circuit design companies. Many of our customers are also large, established integrated circuit suppliers. Our sales to and support of such customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.

     As we have entered the broadband communications market, we have faced competition from a number of additional competitors who have a longer history of serving that market. Many of these competitors have established reputations in that market and long-standing relationships with the customers to whom we intend to sell our products that could prevent us from competing successfully. Competition could increase pressure on us to lower our prices and lower our margins.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY IN ACCURATELY PREDICTING OUR FUTURE SALES AND APPROPRIATELY BUDGETING FOR OUR EXPENSES, AND WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATE.

     We were incorporated in 1995 and did not begin generating any meaningful sales until June 1998. This limited operating experience, combined with the rapidly changing nature of the markets in which we sell our products, limits our ability to accurately forecast quarterly or annual sales. Additionally, because many of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We are currently expanding our staffing and increasing our expense levels in anticipation of future sales growth. If our sales do not increase as anticipated, significant losses could result due to our higher expense levels.

     Although we have experienced sales and earnings growth in prior quarterly and annual periods, we may not be able to sustain these growth rates, particularly in the period of economic slowdown we are currently experiencing. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

BECAUSE WE DO NOT HAVE LONG-TERM COMMITMENTS FROM OUR CUSTOMERS, WE MUST ESTIMATE CUSTOMER DEMAND, AND ERRORS IN OUR ESTIMATES CAN HAVE NEGATIVE EFFECTS ON OUR INVENTORY LEVELS AND SALES.

     Our sales are made on the basis of individual purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We have historically placed firm orders for products with our suppliers up to 16 weeks prior to the anticipated delivery date and typically prior to receiving an order for the product. Therefore, our order volumes are based on our forecasts of demand from our customers. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and therefore, were unable to benefit from this increased demand.

WE RELY ON INDEPENDENT FOUNDRIES AND SUBCONTRACTORS FOR THE MANUFACTURE, ASSEMBLY AND TESTING OF OUR INTEGRATED CIRCUIT PRODUCTS, AND THE FAILURE OF ANY OF THESE THIRD-PARTY VENDORS TO DELIVER PRODUCTS OR OTHERWISE PERFORM AS REQUESTED COULD DAMAGE OUR RELATIONSHIPS WITH OUR CUSTOMERS, DECREASE OUR SALES AND LIMIT OUR GROWTH.

     We do not have our own manufacturing, assembly or testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on Taiwan Semiconductor Manufacturing Company to produce substantially all of our integrated circuit products. We also currently rely on Taiwan Semiconductor and other third-party assembly and test subcontractors to assemble, package and test our products. If these vendors do not provide us with high quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. Other significant risks associated with relying on these third-party vendors include:

     - our customers or their customers may fail to approve or delay approving our selected supplier;

     - we have reduced control over product cost, delivery schedules and product quality;

     - the warranties on wafers or products supplied to us are limited; and

     - we face increased exposure to potential misappropriation of our intellectual property.

     We currently do not have long-term supply contracts with any of our third-party vendors. They therefore are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. None of our third-party foundry or assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. These foundries may allocate capacity to the production of other companies' products while reducing deliveries to us on short notice. In particular, foundry customers that are larger and better financed than us or that have long-term agreements with these foundries may cause these foundries to reallocate capacity to those customers, decreasing the capacity available to us. If we need another integrated circuit foundry or assembly and test contractor because of increased demand or the inability to obtain timely and adequate deliveries from our providers at the time, we might not be able to develop relationships with other vendors who are able to satisfy our requirements. Even if other integrated circuit foundries or assembly and test contractors are available at that time to satisfy our requirements, it would likely take several months to acquire a new provider. Such a change may also require the approval of our customers, which would take time to effect and could cause our customers to cancel orders or fail to place new orders.

IF OUR FOUNDRIES DO NOT ACHIEVE SATISFACTORY YIELDS OR QUALITY, OUR RELATIONSHIPS WITH OUR CUSTOMERS AND OUR REPUTATION WILL BE HARMED.

     The fabrication of integrated circuits is a complex and technically demanding process. Our foundries have from time to time experienced manufacturing defects and reduced manufacturing yields. In the fourth quarter of fiscal 2000, we experienced low yields in the production of our newly introduced read channel product, which decreased our gross profits for that quarter. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundries, or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, harm our financial results and result in financial or other damages to our customers. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. In addition, defects in our existing or new products could result in significant warranty, support and repair costs, and divert the attention of our engineering personnel from our product development efforts.

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

WE DEPEND ON KEY PERSONNEL WITH WHOM WE DO NOT HAVE EMPLOYMENT AGREEMENTS TO MANAGE OUR BUSINESS, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO DEVELOP AND SUCCESSFULLY MARKET OUR PRODUCTS COULD BE HARMED.

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. We believe that our future success is highly dependent on the contributions of Sehat Sutardja, our co-founder, President and Chief Executive Officer, Pantas Sutardja, our co-founder and Vice-President, and Chief Technology Officer of Marvell Semiconductor, Weili Dai, our co-founder and Executive Vice President of the Communications Business Group of Marvell Semiconductor and Avigdor Willenz, Executive Vice President of the Communications Business Group of Galileo Technology Ltd. We do not have employment contracts with these or any other key personnel, and their knowledge of the business and industry would be extremely difficult to replace.

     There is currently a shortage of qualified technical personnel with significant experience in the design, development, manufacture, marketing and sales of integrated circuits for use in communications products. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacture of products based on analog technology, and competition for these engineers is intense. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth.

OUR RAPID GROWTH HAS STRAINED OUR RESOURCES AND OUR INABILITY TO MANAGE ANY FUTURE GROWTH COULD HARM OUR PROFITABILITY.

     Our rapid growth has placed, and future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our profitability could be harmed.

     As a result of this growth, we believe that our current facilities will be inadequate to meet our requirements past fiscal 2002. We expect we will need to locate additional space in California, and may find it necessary to vacate our current locations. If we relocate, we may have to pay rent on two leases for a period of time. Because of the competition for space in the area of California in which we are located, additional space may cost substantially more than existing facilities. We may also incur significant additional capital expenditures for construction of tenant improvements. These relocations could also result in temporary disruptions of operations and diversion of management's attention and resources.

WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS, WHICH MAY HARM OUR RESULTS OF OPERATIONS, BECAUSE A MAJORITY OF OUR PRODUCTS AND OUR CUSTOMERS' PRODUCTS ARE MANUFACTURED AND SOLD OUTSIDE OF THE UNITED STATES.

     A substantial portion of our business is conducted outside of the United States and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily concentrated in Singapore, Taiwan and Japan, which further exposes us to foreign risks. Sales outside of the United States accounted for 92% and 99% of our revenues in fiscal 2001 and fiscal 2000, respectively. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to international risks, including:

     - difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses;

     - compliance with foreign laws;

     - difficulties in staffing and managing foreign operations;

     - trade restrictions or higher tariffs;

     - transportation delays;

     - difficulties of managing distributors, especially because we expect to continue to increase our sales through international distributors;

     - political and economic instability, including hostilities and political unrest, and boycotts, curtailment of trade and other business restrictions; and

     - inadequate local infrastructure.

     Because all of our sales to date have been denominated in United States dollars, increases in the value of the United States dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, potentially leading to a reduction in sales and profitability for us in that country. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in exchange rates for those foreign currencies.

THE CURRENT SHORTAGE OF ELECTRICITY IN CALIFORNIA AND THE CORRESPONDING INCREASES IN PRICES AND ROLLING BLACKOUTS MAY NEGATIVELY AFFECT OUR RESEARCH AND DEVELOPMENT AND OTHER OPERATIONS.

     California has recently suffered a severe shortage of electricity, which has resulted in one instance in recent months in which we were subjected to a "rolling blackout." When we are subjected to rolling blackouts, all electricity to our facilities is cut off and we are unable to use our computers, telephones and other equipment that is critical to our research and development and other functions. Some of our customers who have operations in California are also being negatively affected by the electricity shortage. The predictions for the summer of calendar year 2001 are for even more severe electricity shortages, which may result in substantial down time for California businesses. If we are subjected to a series of rolling blackouts or to a single extended rolling blackout, our research and development and other operations will be negatively affected.

OUR THIRD-PARTY FOUNDRIES AND SUBCONTRACTORS ARE CONCENTRATED IN TAIWAN AND ELSEWHERE IN THE PACIFIC RIM, AN AREA SUBJECT TO SIGNIFICANT EARTHQUAKE RISKS. ANY DISRUPTION TO THE OPERATIONS OF THESE FOUNDRIES AND SUBCONTRACTORS RESULTING FROM EARTHQUAKES OR OTHER NATURAL DISASTERS COULD CAUSE SIGNIFICANT DELAYS IN THE PRODUCTION OR SHIPMENT OF OUR PRODUCTS.

     Substantially all of our products are produced by Taiwan Semiconductor Manufacturing Company located in Taiwan. Currently our only alternative manufacturing source is also located in Taiwan. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan and the Philippines. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is a significant risk due to the proximity of major earthquake fault lines to the facilities of our foundries and subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. The occurrence of an earthquake or other natural disaster could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

WE RELY ON THIRD-PARTY DISTRIBUTORS AND THE FAILURE OF THESE DISTRIBUTORS TO PERFORM AS EXPECTED COULD REDUCE OUR FUTURE SALES.

     We sell our communications products to customers primarily through distributors and manufacturers' representatives. Our relationships with our distributors and manufacturers' representatives have been established within the last year, and we are unable to predict the extent to which some of these distributors and manufacturers' representatives will be successful in marketing and selling our products. Moreover, many of our manufacturers' representatives and distributors also market and sell competing products. Our representatives and distributors may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers' representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current distributors or manufacturers' representatives or recruit additional or replacement distributors or manufacturers' representatives, our sales and operating results will be harmed. The loss of one or more of our distributors or manufacturers' representatives could harm our sales and results of operations. We generally realize a higher gross margin on direct sales and from sales through manufacturers' representatives than on sales through distributors. Accordingly, if our distributors were to account for an increased portion of our net sales, our gross margins would decline.

PRODUCTS THAT CONTAIN ERRORS OR DEFECTS COULD RESULT IN SIGNIFICANT COSTS FOR US AND HARM OUR REPUTATION.

     Our products are complex. Despite demanding testing and quality control, we cannot be certain that errors and defects will not be found in connection with the introduction of our products or product enhancements.

     We have experienced errors and defects in the past in connection with new products. Introductions by us of new or enhanced products with reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, and could adversely affect our ability to retain our existing customers and to attract new customers. Alleviating these problems could require significant expenditures of capital and additional development costs, and diversion of technical and other resources by us.

     These problems may also result in claims by our customers or others against us.

OUR FUTURE ACQUISITIONS AND TRANSACTIONS MAY NOT BE SUCCESSFUL.

     We expect to continue to make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market segment coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

     Any transactions or relationships will be accompanied by the risks commonly encountered with those matters. Risks that could have a material adverse affect on our business, results of operations or financial condition include, among other things:

     - the difficulty of assimilating the operations and personnel of the acquired businesses;

     - the potential disruption of our ongoing business;

     - the distraction of management from our business;

     - the potential inability of management to maximize the financial and strategic position of us as a result of the acquisition;

     - the potential difficulty maintaining uniform standards, controls, procedures and policies;

     - the impairment of relationships with employees and clients as a result of any integration of new management personnel;

     - the risk of entering market segments in which we have no or limited direct prior experience and where competitors in such market segments have stronger market segment positions; and

     - the potential loss of key employees of an acquired company.

THE AVERAGE SELLING PRICES OF PRODUCTS IN OUR MARKETS HAVE HISTORICALLY DECREASED RAPIDLY AND WILL LIKELY DO SO IN THE FUTURE, WHICH COULD HARM OUR GROSS PROFITS AND SALES.

     The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that, as a result of pricing pressure from our customers, our gross profits on our storage products are also likely to decrease over the next fiscal year below levels we have historically experienced. Because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase. In the past, we have reduced the average unit price of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to do so again in the future.

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

     Qualification is followed by a 12 to 18 month development period by our customers and an additional three to six month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist customers in implementing our products into the customers' products. We incur significant research and development and selling, general and administrative expenses as part of this process, and this process may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in a storage product, the customer generally uses solely that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product, we will be unable to sell our integrated circuit to a customer until that customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, the customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier.

     Also, during the final production of a mature product, our customers typically exhaust their existing inventory of our integrated circuits. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both our customers' mature and replacement products. A delay in a customer's transition to commercial production of a replacement product may cause the customer to lose sales, which would delay our ability to recover the lost sales from the discontinued mature product. In addition, customers may defer orders in anticipation of new products or product enhancements from us or our competitors.

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE INTEGRATED CIRCUIT INDUSTRY. THE CURRENT AND ANY FUTURE DOWNTURNS WILL LIKELY REDUCE OUR REVENUE AND RESULT IN EXCESS INVENTORY.

     The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced, and is currently experiencing, significant downturns, often connected with, or in anticipation of, maturing product cycles of both integrated circuit companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The current downturn and any future downturns will likely reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in us having excess inventory.

     Furthermore, any upturn in the integrated circuit industry could result in increased competition for access to third-party foundry, assembly and test capacity.

WE ARE DEPENDENT UPON THE HARD DISK DRIVE INDUSTRY, WHICH IS HIGHLY CYCLICAL AND EXPERIENCES RAPID TECHNOLOGICAL CHANGE.

     Prior to March 2000, all of our sales were to customers in the hard disk drive industry. The hard disk drive industry is intensely competitive and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

     Rapid technological changes in the hard disk drive industry often result in significant and rapid shifts in market share among the industry's participants. If the hard disk drive manufacturers supplied by our customers do not retain or increase market share, our sales may decrease.

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

     We have made a significant investment in the development and production of our Gigabit Ethernet products. However, the Gigabit Ethernet technology is relatively new compared to the more established 10 and 100 megabits per second Fast Ethernet technologies. If the Gigabit Ethernet technology does not achieve widespread market acceptance, our Gigabit Ethernet products may never be profitable.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE.

     We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. As of March 31, 2001, we have been issued 19 United States patents and had a number of pending United States patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

WE ARE INCORPORATED IN BERMUDA, AND, AS A RESULT, IT MAY NOT BE POSSIBLE FOR OUR SHAREHOLDERS TO ENFORCE CIVIL LIABILITY PROVISIONS OF THE SECURITIES LAWS OF THE UNITED STATES.

     We are organized under the laws of Bermuda. As a result, it may not be possible for our shareholders to effect service of process within the United States upon us, or to enforce against us in United States courts judgments based on the civil liability provisions of the securities laws of the United States. Most of our executive officers and directors are residents of the United States. However, there is significant doubt as to whether the courts of Bermuda would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the United States or any state or hear actions brought in Bermuda against us or those persons based on those laws. The United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not be automatically enforceable in Bermuda.

OUR BYE-LAWS CONTAIN A WAIVER OF CLAIMS OR RIGHTS OF ACTION BY OUR SHAREHOLDERS AGAINST OUR OFFICERS AND DIRECTORS, WHICH WILL SEVERELY LIMIT OUR SHAREHOLDERS' RIGHT TO ASSERT A CLAIM AGAINST OUR OFFICERS AND DIRECTORS UNDER BERMUDA LAW.

     Our Bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers and directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties with or for us, other than with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver will limit the rights of our shareholders to assert claims against our officers and directors unless the act complained of involves actual fraud or dishonesty. Thus, so long as acts of business judgment do not involve actual fraud or dishonesty, they will not be subject to shareholder claims under Bermuda law. For example, shareholders will not have claims against officers and directors for a breach of trust, unless the breach rises to the level of actual fraud or dishonesty.

WE ARE SUBJECT TO UNCERTAINTY CONCERNING OUR TAX SITUATION.

     As a Bermuda corporation, we are subject to United States federal income tax at regular corporate rates and to United States branch profits tax, in each case to the extent that our income is effectively connected with the conduct of a trade or business in the United States. The determination of whether income of a foreign corporation is effectively connected with the conduct of a trade or business in the United States and, therefore, is subject to United States tax, involves a consideration of all the facts and circumstances and the application of legal standards that are uncertain. There have been few court cases or rulings by the Internal Revenue Service addressing the application of these legal standards, and we believe that none of these cases or rulings relate to facts precisely like ours. Our position is that our business operations do not generate any income effectively connected with a United States trade or business. Because of the uncertainty as to how United States federal income tax laws apply to the way we conduct our business, we believe the Internal Revenue Service will probably disagree with our past or future positions as to the amount of effectively connected income that we earn. Therefore, if our positions are disallowed, the amount we have accrued on our financial statements for United States federal income taxes may be insufficient to the extent of the difference between the income tax rate ultimately determined to apply and the tax rate that we have used to accrue for income taxes in our financial statements. In addition, we could be required to make significant cash payments for back taxes and interest based on the difference between the income tax rate ultimately determined to apply and the effective rate at which we paid those taxes.

TAX BENEFITS WE RECEIVE MAY BE TERMINATED OR REDUCED IN THE FUTURE, WHICH WOULD INCREASE OUR COSTS.

     Under current Bermuda law, we are not subject to tax on our income or capital gains. We have obtained from the Minister of Finance of Bermuda under the Exempt Undertakings Tax Protection Act 1966, as amended, an undertaking that, in the event that Bermuda enacts any legislation imposing tax computed on income or capital gains, those taxes should not apply to us until March 28, 2016. However, this exemption may not be extended beyond that date.

     The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 2000 for a period of at least six years, commencing July 1, 1999. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the 26% Singapore tax rate. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If our Pioneer Status is terminated early, our financial results could be harmed.

     The Israeli government has granted Approved Enterprise Status to our wholly-owned subsidiary in Israel, which provides for a tax holiday on undistributed Israeli income. We expect that we will start paying some income tax in Israel beginning in 2004. In order to maintain our qualification, we must continue to meet specified conditions, including the making of investments in fixed assets in Israel.

IF WE ARE CLASSIFIED AS A PASSIVE FOREIGN INVESTMENT COMPANY, OUR SHAREHOLDERS MAY SUFFER ADVERSE TAX CONSEQUENCES.

     Because we are incorporated in Bermuda and have operations in the United States, Israel and Singapore, we are subject to special rules and regulations, including rules regarding a passive foreign investment company, or PFIC. We believe that we are not a PFIC, and we expect to continue to manage our affairs so that we will not become a PFIC. However, whether we should be treated as a PFIC is a factual determination that is made annually and is subject to change. If we are classified as a PFIC, then each United States holder of our common stock would, upon qualifying distributions by us or upon the pledge or sale of their shares of common stock at a gain, be liable to pay tax at the then prevailing rates on ordinary income plus an interest charge, generally as if the distribution or gain had been earned ratably over the shareholder's holding period. In addition to the risks related to PFIC status, we and our shareholders could also suffer adverse tax consequences if we are classified as a foreign personal holding company, a personal holding company or a controlled foreign corporation.

OUR OFFICERS AND DIRECTORS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, AND THREE EXISTING DIRECTORS, WHO ARE ALSO SIGNIFICANT SHAREHOLDERS, ARE RELATED BY BLOOD OR MARRIAGE. THESE FACTORS MAY ALLOW THE OFFICERS AND DIRECTORS AS A GROUP OR THE THREE RELATED DIRECTORS TO CONTROL THE ELECTION OF DIRECTORS AND THE APPROVAL OR DISAPPROVAL OF SIGNIFICANT CORPORATE ACTIONS.

     As of March 31, 2001, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 52% of the outstanding shares our common stock. Additionally, Sehat Sutardja and Weili Dai are husband and wife and Sehat Sutardja and Pantas Sutardja are brothers. All three are directors and together they held approximately 31% of our outstanding common stock as of March 31, 2001. As a result, if the directors and officers as a group or any of Sehat Sutardja, Pantas Sutardja and Weili Dai act together, they will significantly influence, and will likely control, the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

     Under Bermuda law all of our officers, in exercising their powers and discharging their duties, must act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Majority shareholders do not owe fiduciary duties to minority shareholders. As a result, the minority shareholders will not have a direct claim against the majority shareholders in the event the majority shareholders take actions that damage the interests of minority shareholders. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda, except the Bermuda courts would be expected to follow English case law precedent, which would permit a shareholder to bring an action in our name if the directors or officers are alleged to be acting beyond our corporate power, committing illegal acts or violating our Memorandum of Association or Bye-laws. In addition, minority shareholders would be able to challenge a corporate action that allegedly constituted a fraud against them or required the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys' fees incurred in connection with the action.

CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY COULD CAUSE US TO INCUR SUBSTANTIAL COSTS AND DIVERT OUR MANAGEMENT'S ATTENTION AND RESOURCES.

     In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the integrated circuit industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Securities litigation could result in substantial costs and could divert the attention and resources of our management.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK
PRICE.

     Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of March 31, 2001, we had 115,373,385 shares of common stock outstanding. None of these shares are currently subject to any underwriter's lock-up agreements. The market price of our stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

     These change in corporate control provisions could make it more difficult for a third-party to acquire us, even if doing so would be a benefit to our shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest Rate Risk. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of January 31, 2001, our cash equivalents and short-term investments consisted of money market securities; corporate debt securities; State, county and municipal debt securities; and foreign government securities. Due to the short-term nature of our investment portfolio, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

     Foreign Currency Exchange Risk. All of our sales and the majority of our expenses to date have been denominated in U.S. dollars, and, as a result, we have relatively little exposure to foreign currency exchange risk. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   54
Consolidated Balance Sheets.................................   55
Consolidated Statements of Operations.......................   56
Consolidated Statements of Shareholders' Equity (Deficit)...   57
Consolidated Statements of Cash Flows.......................   58
Notes to Consolidated Financial Statements..................   59

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Marvell Technology Group Ltd.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries (the "Company") as of January 31, 2001 and 2000, and the results of its operations and its cash flows for the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
February 22, 2001

                         MARVELL TECHNOLOGY GROUP LTD.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   JANUARY 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------    -------
Current assets:
  Cash and cash equivalents.................................  $  184,128    $16,600
  Short-term investments....................................      39,935         --
  Accounts receivable, net of allowances of $1,218 and $100,
     respectively...........................................      37,543     14,701
  Inventory, net............................................      30,924      4,830
  Prepaid expenses and other current assets.................       7,717      1,195
  Deferred income taxes.....................................       3,762      1,456
                                                              ----------    -------
          Total current assets..............................     304,009     38,782
Property and equipment, net.................................      31,184      7,413
Goodwill and acquired intangible assets.....................   2,100,839         --
Other noncurrent assets.....................................      11,454        305
                                                              ----------    -------
          Total assets......................................  $2,447,486    $46,500
                                                              ==========    =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   24,818    $ 5,698
  Accrued liabilities.......................................       9,521      3,050
  Accrued employee compensation.............................       7,802      1,474
  Accrued merger costs......................................      29,530         --
  Income taxes payable......................................       9,998      5,875
  Deferred revenue..........................................       6,516         --
  Capital lease obligations.................................          37         74
                                                              ----------    -------
          Total current liabilities.........................      88,222     16,171
  Long-term liabilities.....................................       2,598         36
                                                              ----------    -------
          Total liabilities.................................      90,820     16,207
                                                              ==========    =======
Commitments (Note 10)
Mandatorily redeemable convertible preferred stock, $0.002
  par value; 8,000,000 shares authorized; zero and 6,609,875
  shares issued and outstanding, respectively...............          --     22,353
Shareholders' equity:
  Common stock, $0.002 par value; 242,000,000 shares
     authorized; 115,337,133 and 48,931,560 shares issued
     and outstanding, respectively..........................         231         98
  Additional paid-in capital................................   2,617,490     17,580
  Deferred stock-based compensation.........................     (28,113)   (11,897)
  Accumulated other comprehensive income....................          19         --
  Retained earnings (deficit)...............................    (232,961)     2,159
                                                              ----------    -------
          Total shareholders' equity........................   2,356,666      7,940
                                                              ----------    -------
          Total liabilities and shareholders' equity........  $2,447,486    $46,500
                                                              ==========    =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         MARVELL TECHNOLOGY GROUP LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED JANUARY 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------    -------    -------
Net revenue.................................................  $ 143,894    $81,375    $21,253
Costs and expenses:
  Cost of goods sold(1).....................................     67,047     33,773     10,103
  Research and development(2)...............................     35,152     14,452      5,837
  Selling and marketing(3)..................................     21,686     10,436      4,631
  General and administrative(4).............................      6,185      3,443      1,190
  Amortization of stock-based compensation..................      8,259      2,175         42
  Amortization of goodwill and acquired intangible assets...      8,031         --         --
  Acquired in-process research and development..............    234,874         --         --
                                                              ---------    -------    -------
          Total costs and expenses..........................    381,234     64,279     21,803
                                                              ---------    -------    -------
Operating income (loss).....................................   (237,340)    17,096       (550)
Interest and other income...................................      4,683        486        175
Interest and other expense..................................       (124)      (156)      (101)
                                                              ---------    -------    -------
Income (loss) before income taxes...........................   (232,781)    17,426       (476)
Provision for income taxes..................................      2,339      4,356        483
                                                              ---------    -------    -------
Net income (loss)...........................................  $(235,120)   $13,070    $  (959)
                                                              =========    =======    =======

Net income (loss) per share:
  Basic net income (loss) per share.........................  $   (3.55)   $  0.32    $ (0.03)
                                                              =========    =======    =======
  Diluted net income (loss) per share.......................  $   (3.55)   $  0.16    $ (0.03)
                                                              =========    =======    =======
  Weighted average shares -- basic..........................     66,259     41,094     32,470
                                                              =========    =======    =======
  Weighted average shares -- diluted........................     66,259     81,545     32,470
                                                              =========    =======    =======

---------------
(1) Excludes amortization of stock-based compensation of $416, $11 and $0 in fiscal 2001, 2000 and 1999.

(2) Excludes amortization of stock-based compensation of $3,367, $1,373 and $27 in fiscal 2001, 2000 and 1999.

(3) Excludes amortization of stock-based compensation of $3,997, $211, and $4 in fiscal 2001, 2000 and 1999.

(4) Excludes amortization of stock-based compensation of $479, $580 and $11 in fiscal 2001, 2000 and 1999.

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         MARVELL TECHNOLOGY GROUP LTD.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          ACCUMULATED
                                          COMMON STOCK       ADDITIONAL     DEFERRED         OTHER       RETAINED
                                      --------------------    PAID-IN     STOCK-BASED    COMPREHENSIVE   EARNINGS
                                        SHARES      AMOUNT    CAPITAL     COMPENSATION      INCOME       (DEFICIT)     TOTAL
                                      -----------   ------   ----------   ------------   -------------   ---------   ----------
Balance at January 31, 1998.........   39,434,000    $ 79    $      295     $     --          $--        $  (9,952)  $   (9,578)
Common stock options exercised......    5,486,592      11         1,081           --           --               --        1,092
Common stock repurchased............     (375,008)     (1)          (12)          --           --               --          (13)
Issuance of warrants in connection
  with Series D Mandatorily
  Redeemable Convertible Preferred
  Stock.............................           --      --            66           --           --               --           66
Deferred stock-based compensation...           --      --           262         (262)          --               --           --
Amortization of deferred stock-based
  compensation......................           --      --            --           42           --               --           42
Net loss............................           --      --            --           --           --             (959)        (959)
                                      -----------    ----    ----------     --------          ---        ---------   ----------
Balance at January 31, 1999.........   44,545,584      89         1,692         (220)          --          (10,911)      (9,350)
Common stock options exercised......    4,437,376       9         2,070           --           --               --        2,079
Common stock repurchased............      (51,400)     --           (34)          --           --               --          (34)
Deferred stock-based compensation...           --      --        13,852      (13,852)          --               --           --
Amortization of deferred stock-based
  compensation......................           --      --            --        2,175           --               --        2,175
Net income..........................           --      --            --           --           --           13,070       13,070
                                      -----------    ----    ----------     --------          ---        ---------   ----------
Balance at January 31, 2000.........   48,931,560      98        17,580      (11,897)          --            2,159        7,940
Issuance of common stock in public
  offering, net of issuance costs...    6,900,000      14        93,968           --           --               --       93,982
Conversion of Mandatorily Redeemable
  Preferred Stock into common
  stock.............................   26,804,920      54        22,699           --           --               --       22,753
Issuance of common stock and options
  in connection with acquisition....   29,110,455      58     2,473,253      (19,837)          --               --    2,453,474
Common stock options exercised......    4,468,557       9         3,794           --           --               --        3,803
Common stock warrants exercised.....      229,689      --            --           --           --               --           --
Common stock repurchased............   (1,211,819)     (2)         (478)          --           --               --         (480)
Purchases of common stock under the
  employee stock purchase plan......      103,771      --         1,323           --           --               --        1,323
Deferred stock-based compensation,
  net...............................           --      --         4,638       (4,638)          --               --           --
Amortization of deferred stock-based
  compensation......................           --      --            --        8,259           --               --        8,259
Tax benefit from employee stock
  transactions......................           --      --           713           --           --               --          713
Comprehensive income (loss):
Unrealized gain (loss) on
  available-for-sale investments....           --      --            --           --           19               --           19
Net income (loss)...................           --      --            --           --           --         (235,120)    (235,120)
                                                                                                                     ----------
Total comprehensive income (loss)...                                                                                   (235,101)
                                      -----------    ----    ----------     --------          ---        ---------   ----------
Balance at January 31, 2001.........  115,337,133    $231    $2,617,490     $(28,113)         $19        $(232,961)  $2,356,666
                                      ===========    ====    ==========     ========          ===        =========   ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         MARVELL TECHNOLOGY GROUP LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED JANUARY 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------    -------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $(235,120)   $13,070    $  (959)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     12,744      1,652        701
     Amortization of deferred stock-based compensation......      8,259      2,175         42
     Acquired in-process research and development...........    234,874         --         --
     Tax benefit from employee stock transactions...........        713         --         --
     Changes in assets and liabilities, net of assets
       acquired and liabilities assumed in purchase
       acquisition:
       Accounts receivable..................................     (9,254)    (9,204)    (5,398)
       Inventory............................................     (8,720)    (2,515)    (2,050)
       Prepaid expenses and other assets....................     (6,981)    (1,187)      (228)
       Accounts payable.....................................     10,078      1,963      3,264
       Accrued liabilities..................................      2,261      1,618      1,089
       Accrued employee compensation........................      1,746        998        296
       Income taxes payable.................................      2,512      4,686        770
       Deferred revenue.....................................        771         --         --
       Deferred income taxes................................     (1,691)      (614)      (453)
                                                              ---------    -------    -------
          Net cash provided by (used in) operating
            activities......................................     12,192     12,642     (2,926)
                                                              ---------    -------    -------
Cash flows from investing activities:
  Net cash received from purchase acquisition...............     68,542         --         --
  Purchases of property and equipment.......................    (12,161)    (6,808)    (1,564)
                                                              ---------    -------    -------
          Net cash provided by (used in) investing
            activities......................................     56,381     (6,808)    (1,564)
                                                              ---------    -------    -------
Cash flows from financing activities:
  Proceeds from the issuance of convertible preferred stock,
     net....................................................        400      4,829      4,125
  Proceeds from the issuance of common stock, net...........     99,108      2,045      1,079
  Repurchases of common stock...............................       (480)        --         --
  Principal payments on capital lease obligations and notes
     payable................................................        (73)    (3,579)      (211)
  Proceeds from borrowings on notes payable.................         --      1,956      1,705
                                                              ---------    -------    -------
          Net cash provided by financing activities.........     98,955      5,251      6,698
                                                              ---------    -------    -------
Net increase in cash and cash equivalents...................    167,528     11,085      2,208
Cash and cash equivalents at beginning of period............     16,600      5,515      3,307
                                                              ---------    -------    -------
Cash and cash equivalents at end of period..................  $ 184,128    $16,600    $ 5,515
                                                              =========    =======    =======
Supplemental cash flow information:
  Cash paid for interest....................................  $       2    $   174    $   101
                                                              =========    =======    =======
  Cash paid for income taxes................................  $     318    $   284    $   166
                                                              =========    =======    =======
  Acquisition of property and equipment under capital lease
     obligations............................................  $      --    $   176    $    --
                                                              =========    =======    =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         MARVELL TECHNOLOGY GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

  The Company

     Marvell Technology Group Ltd. (the "Company"), a Bermuda exempted company, was incorporated on January 11, 1995. The Company designs, develops and markets integrated circuits using proprietary communications mixed-signal processing, or CMSP, and digital signal processing technologies for communications-related markets. On January 21, 2001, the Company completed its acquisition of Galileo Technology Ltd.("Galileo"), an Israeli company. Galileo develops high-performance communications internetworking and switching products for the broadband communications market.

  Initial public offering

     In June 2000, the Company completed its initial public offering of common stock. A total of 6,900,000 shares were sold by the Company at a price of $15.00 per share. The offering resulted in proceeds to the Company of approximately $94.0 million, net of underwriting discounts and offering costs. At the closing of the offering, all issued and outstanding shares of the Company's Mandatorily Redeemable Convertible Preferred Stock were converted into an aggregate of 26,804,920 shares of common stock.

  Basis of presentation

     During fiscal 2000, the Company changed its fiscal year-end to the Saturday nearest January 31. In fiscal 1999, its fiscal year ended on January 31. For presentation purposes, the consolidated financial statements and notes refer to January 31 as the Company's fiscal year-end.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reporting in future periods.

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the United States dollar.

  Fair value of financial instruments

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, accrued employee compensation and accrued merger costs approximate their respective fair values because of the short-term maturity of these items. The carrying value of the Company's debt approximates fair market value because of prevailing interest rates.

  Cash and cash equivalents

     The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial deposits.

                         MARVELL TECHNOLOGY GROUP LTD.

  Investments

     The Company's investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, in accumulated other comprehensive income (loss), a component of shareholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income or interest expense. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. The specific identification method is used to determine the cost of securities sold. Interest and dividends on securities classified as available-for-sale are included in interest income.

     The Company also has equity investments in privately-held companies. These investments are recorded at cost as the Company does not have the ability to exercise significant influence over the operating and financial policies of these companies. These investments are included in other long-term assets on the Company's balance sheet. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when an impairment is deemed to be other than temporary.

  Concentration of credit risk and significant customers

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to the storage and communications industries, as well as the limited customer base, located primarily in the Far East, are substantially mitigated by the Company's credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

     The following table sets forth sales to customers comprising 10% or more of the Company's total revenue for the periods indicated:

                                                              YEARS ENDED JANUARY 31,
                                                              -----------------------
                          CUSTOMER                            2001     2000     1999
                          --------                            -----    -----    -----
A...........................................................   34%      36%      46%
B...........................................................   22%      24%      43%
C...........................................................   11%      14%       *
D...........................................................    *       14%       *
E...........................................................    *       10%       *

---------------
* Less than 10% of total revenue

     The Company's accounts receivable were concentrated with three customers at January 31, 2001 (representing 13%, 12% and 10% of aggregate gross receivables) and four customers at January 31, 2000 (representing 48%, 16%, 15% and 14% of aggregate gross receivables).

  Inventory

     Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

                         MARVELL TECHNOLOGY GROUP LTD.

  Property and equipment

     Property and equipment, including capital leases and leasehold improvements, are stated at cost less accumulated depreciation or amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years. Assets held under capital leases and leasehold improvements are amortized over the term of the lease or their estimated useful lives, whichever is shorter.

  Goodwill and acquired intangible assets

     Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other acquisition-related intangibles are amortized on a straight-line basis over their estimated economic lives of five years for goodwill, five years for developed technology, ten years for trade names and six years for workforce.

  Long-lived assets

     Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. The Company believes that no long-lived assets were impaired at January 31, 2001 or 2000.

  Foreign currency transactions

     Monetary accounts maintained in currencies other than the United States dollar are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations. The effect of foreign currency remeasurement was not significant in fiscal years 2001, 2000 or 1999.

  Revenue recognition

     Revenue from the sale of integrated circuits is recognized upon shipment, net of accruals for estimated sales returns and allowances. Revenue generated by sales to distributors under agreements allowing certain rights of return are deferred for financial reporting purposes until the products are sold by distributors.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB No. 101 in the fourth quarter of fiscal 2001, and it did not have a material impact on the Company's financial statements.

  Research and development

     Research and development costs are expensed as incurred.

  Stock-based compensation

     The Company's employee stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compen-

                         MARVELL TECHNOLOGY GROUP LTD.

sation" ("SFAS 123"). Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual awards consistent with the method described in Financial Accounting Standards Board Interpretation No. 28, ("FIN 28"). Application of FIN 28 results in amortization of approximately 46% of the compensation in the first 12 months of vesting, 26% of the compensation in the second 12 months of vesting, 15% of the compensation in the third 12 months of vesting, 9% of the compensation in the fourth 12 months of vesting and 4% of the compensation in the fifth 12 months of vesting. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are Offered to Other Than Employees for Acquiring of in Conjunction with Selling Goods or Services" ("EITF 96-18"). Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value using the Black-Scholes method. The fair value of each non-employee stock award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

  Comprehensive income (loss)

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For the year ended January 31, 2001, comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities. There was no difference between the Company's net income or loss and its total comprehensive income or loss for the years ended January 31, 2000 and 1999.

  Net income (loss) per share

     The Company reports both basic net income (loss) per share, which is based upon the weighted average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares.

                         MARVELL TECHNOLOGY GROUP LTD.

     The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share amounts):

                                                          YEARS ENDED JANUARY 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      ---------    -------    -------
Numerator:
  Net income (loss).................................  $(235,120)   $13,070    $  (959)
                                                      =========    =======    =======
Denominator:
  Basic --
     Weighted-average shares of common stock
       outstanding..................................     71,074     46,428     40,459
     Less: unvested common shares subject to
       repurchase...................................     (4,815)    (5,334)    (7,989)
                                                      ---------    -------    -------
       Denominator for basic calculation............     66,259     41,094     32,470
                                                      ---------    -------    -------
  Effect of dilutive securities --
     Unvested common shares subject to repurchase...         --      5,334         --
     Mandatorily redeemable convertible preferred
       stock and warrants...........................         --     25,336         --
     Common stock options and warrants..............         --      9,781         --
                                                      ---------    -------    -------
       Denominator for diluted calculation..........     66,259     81,545     32,470
                                                      =========    =======    =======
Basic net income (loss) per share...................  $   (3.55)   $  0.32    $ (0.03)
                                                      =========    =======    =======
Diluted net income (loss) per share.................  $   (3.55)   $  0.16    $ (0.03)
                                                      =========    =======    =======

     The following table sets forth potential shares of common stock, assuming conversion of preferred stock and preferred stock warrants that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods presented (in thousands):

                                                              YEARS ENDED JANUARY 31,
                                                              -----------------------
                                                                2001          1999
                                                              --------      ---------
Unvested common stock subject to repurchase.................    4,815          7,989
Mandatorily Redeemable Convertible preferred stock and
  warrants..................................................   11,130         25,962
Common stock options and warrants...........................   10,431         12,896

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended certain terms and conditions of SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. All of the Company's revenues and the majority of its costs are denominated in U.S. dollars, and to date the Company has not entered into any derivative contracts. The Company will adopt SFAS No. 133 and 138 on February 1, 2001. The adoption is not expected to have a significant impact on the Company's consolidated financial statements.

                         MARVELL TECHNOLOGY GROUP LTD.

NOTE 2 -- ACQUISITION:

     Effective January 21, 2001, the Company acquired Galileo Technology Ltd. in a stock-for-stock transaction. Galileo develops high-performance communications internetworking and switching products for the broadband communications market. The acquisition has been accounted for using the purchase method of accounting, and the operating results of Galileo have been included in the Company's consolidated financial statements from the date of acquisition. The total purchase price for this acquisition was approximately $2.5 billion. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The purchase price consisted of 29,110,455 shares of the Company's common stock (estimated fair value of $2.1 billion), options to purchase 6,826,407 shares of the Company's common stock (estimated fair value of $381.4 million) and acquisition-related expenses of approximately $16.1 million. The allocation of the purchase price was as follows (in thousands):

Net tangible assets......................................  $  125,710
Intangible assets:
     Goodwill............................................   1,674,142
     Developed technology................................     388,955
     Trade name..........................................      33,241
     Workforce...........................................      12,532
Deferred stock-based compensation........................      19,837
In-process research and development......................     234,874
                                                           ----------
          Total..........................................  $2,489,291
                                                           ==========

     The amounts allocated to goodwill and other intangible assets are amortized on a straight-line basis over periods between five and ten years.

     The amount allocated to deferred stock-based compensation relates to the intrinsic value of the unvested Galileo stock options assumed. The Galileo stock options generally vest over a period of four years. This deferred stock-based compensation is amortized on an accelerated basis over the vesting period of the individual awards consistent with the method described in FIN 28. Application of FIN 28 results in amortization of approximately 52% of the compensation in the first 12 months of vesting, 27% of the compensation in the second 12 months of vesting, 15% of the compensation in the third 12 months of vesting and 6% of the compensation in the fourth 12 months of vesting.

     The amount allocated to in-process research and development was determined based on an appraisal completed by an independent third party using established valuation techniques in the high-technology industry and was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The fair values of Galileo's in-process research and development ("IPRD"), as well as their developed technologies, were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. A discount rate of 16.5% was used for developed technology, and rates between 21.5% and 34.0% were used for IPRD, depending on the stage of completion of each technology. As of the date of acquisition, the estimated cost to complete the technology under development was approximately $21.0 million. Development of this technology remains a substantial risk due to a number of factors, including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies.

     The unaudited pro forma information below assumes that Galileo had been acquired at the beginning of fiscal 2000 and includes the effect of amortization of goodwill and other intangible assets from that date. The

                         MARVELL TECHNOLOGY GROUP LTD.

impact of charges for purchased in-process research and development has been excluded. This data is presented for informational purposes only and is not necessarily indicative of the results of future operations or the results that would have been achieved had the acquisition taken place on that date. The pro forma information is as follows (in thousands, except per share data):

                                                       YEARS ENDED JANUARY 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Net revenues.........................................  $ 250,425     $ 161,092
Net loss.............................................  $(393,668)    $(389,168)
Basic net loss per share.............................  $   (4.15)    $   (5.54)
Diluted net loss per share...........................  $   (4.15)    $   (5.54)

NOTE 3 -- AVAILABLE-FOR-SALE SECURITIES:

     The fair value and the amortized cost of available-for-sale securities at January 31, 2001 are presented in the following tables (in thousands):

                                                            JANUARY 31, 2001
                                           --------------------------------------------------
                                                        UNREALIZED    UNREALIZED    ESTIMATED
                                           AMORTIZED     HOLDING       HOLDING        FAIR
                                             COST         GAINS         LOSSES        VALUE
                                           ---------    ----------    ----------    ---------
Corporate debt securities................   $41,832        $ 3            $--        $41,835
State, county and municipal debt
  securities.............................    27,699         16            --          27,715
Foreign government securities............    13,888         --            --          13,888
                                            -------        ---            --         -------
                                            $83,419        $19            $--        $83,438
                                            =======        ===            ==         =======
Reported as:
  Cash equivalents.......................   $43,503        $--            $--        $43,503
  Short-term investments.................    39,916         19            --          39,935
                                            -------        ---            --         -------
                                            $83,419        $19            $--        $83,438
                                            =======        ===            ==         =======

     The contractual maturities of available-for-sale debt securities classified as short-term investments at January 31, 2001 are as follows (in thousands):

                                                          AMORTIZED     FAIR
                                                            COST        VALUE
                                                          ---------    -------
Due in one year or less.................................   $23,110     $23,129
Due between one and three years.........................    12,456      12,456
Due between three and five years........................     4,350       4,350
                                                           -------     -------
                                                           $39,916     $39,935
                                                           =======     =======

                         MARVELL TECHNOLOGY GROUP LTD.

NOTE 4 -- BALANCE SHEET DETAILS (IN THOUSANDS):

                                                             JANUARY 31,
                                                        ---------------------
                                                           2001        2000
                                                        ----------    -------
INVENTORY:
  Work-in-process.....................................  $   15,530    $ 4,830
  Finished goods......................................      15,394         --
                                                        ----------    -------
                                                        $   30,924    $ 4,830
                                                        ==========    =======
PROPERTY AND EQUIPMENT:
  Machinery and equipment.............................  $   21,631    $ 3,890
  Computer software...................................      13,605      3,981
  Furniture and fixtures..............................       6,119      1,633
  Leasehold improvements..............................       7,582        685
                                                        ----------    -------
                                                            48,937     10,189
  Less: Accumulated depreciation and amortization.....     (17,753)    (2,776)
                                                        ----------    -------
                                                        $   31,184    $ 7,413
                                                        ==========    =======
GOODWILL AND INTANGIBLE ASSETS:
  Goodwill............................................  $1,674,142    $    --
  Developed technology................................     388,955         --
  Trade name..........................................      33,241         --
  Workforce...........................................      12,532         --
                                                        ----------    -------
                                                         2,108,870         --
  Less: Accumulated amortization......................      (8,031)        --
                                                        ----------    -------
                                                        $2,100,839    $    --
                                                        ==========    =======

     Machinery and equipment include $133 and $320 of assets under capital leases at January 31, 2001 and 2000, respectively. Accumulated depreciation for such equipment was $85 and $124 at January 31, 2001 and 2000, respectively.

NOTE 5 -- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

     Mandatorily redeemable convertible preferred stock at January 31, 2000 consisted of the following (in thousands):

                                               SHARES                 PROCEEDS
                                      -------------------------        NET OF        LIQUIDATION
                                      AUTHORIZED    OUTSTANDING    ISSUANCE COSTS      AMOUNT
                                      ----------    -----------    --------------    -----------
Series A............................      525            525          $   350          $   350
Series B............................    1,119          1,119            1,199            1,231
Series C............................    2,184          2,090            7,098            7,316
Series D............................    3,750          2,526           10,206           10,945
Series E............................      422            350            3,500            3,500
                                        -----          -----          -------          -------
                                        8,000          6,610          $22,353          $23,342
                                        =====          =====          =======          =======

                         MARVELL TECHNOLOGY GROUP LTD.

     The following is a summary of activity in mandatorily redeemable convertible preferred stock (in thousands):

                                                                         TOTAL
                                                              SHARES     AMOUNT
                                                              ------    --------
Balance at January 31, 1998.................................   4,838    $ 13,465
Issuance of Series D Mandatorily Redeemable Convertible
  Preferred
  Stock.....................................................   1,043       4,059
                                                              ------    --------
Balance at January 31, 1999.................................   5,881      17,524
Issuance of Series E Mandatorily Redeemable Convertible
  Preferred
  Stock.....................................................     350       3,500
Issuance of Series C and Series D Mandatorily Redeemable
  Convertible Preferred Stock upon exercise of warrants.....     379       1,329
                                                              ------    --------
Balance at January 31, 2000.................................   6,610      22,353
Issuance of Series D Mandatorily Redeemable Convertible
  Preferred
  Stock upon exercise of warrants...........................      91         400
Conversion of Series A, Series B, Series C, Series D and
  Series E Mandatorily Redeemable Convertible Preferred
  Stock into common stock...................................  (6,701)    (22,753)
                                                              ------    --------
Balance at January 31, 2001.................................      --    $     --
                                                              ======    ========

     Effective upon the closing of the Company's initial public offering in June 2000, all outstanding shares of Series A, Series B, Series C, Series D and Series E were automatically converted into a total of 26,804,920 shares of common stock.

NOTE 6 -- PREFERRED AND COMMON STOCK WARRANTS:

     In connection with the issuance of Series C, the Company issued warrants to purchase 471,428 shares of Series C at $3.50 per share. Warrants to purchase 377,142 shares of Series C were exercised in April and May 1999, and the remaining 94,286 warrants expired during fiscal 2000.

     During fiscal 1998, in connection with the issuance of Series D, the Company received bridge financing of approximately $2,200,000 for which it issued warrants to purchase 93,473 shares of Series D at $4.33 per share. The Company valued the warrants under the "Black-Scholes" formula at approximately $84,000. The warrant value has been recorded as interest expense. Warrants to purchase 2,118 shares of Series D were exercised during fiscal 2000, and warrants to purchase the remaining 91,355 shares of Series D were exercised during fiscal 2001.

     During fiscal 1999, in connection with the Company's Loan and Security Agreement with a bank, the Company issued warrants to purchase 45,000 shares of Series D at $4.33 per share which were exercisable on a net basis. The Company valued the warrants under the "Black-Scholes" formula at approximately $66,000. The warrant value has been recorded as interest expense. Upon the closing of the Company's initial public offering, these warrants converted into warrants to purchase 180,000 shares of common stock at $1.0825 per share. These warrants were exercised on a net basis for 172,947 shares of common stock in fiscal 2001.

     In July 1999, in connection with the Company's Loan and Security Agreement with a bank, the Company issued warrants to purchase 60,000 shares of common stock at $1.50 per share which were exercisable on a net basis. The Company valued the warrants under the "Black-Scholes" formula at approximately $23,000. The warrant value has been recorded as interest expense. These warrants were exercised on a net basis for 56,742 shares of common stock in fiscal 2001.

NOTE 7 -- COMMON STOCK:

     In January 2000, the Board of Directors approved an increase in the number of authorized common shares to 242,000,000. This increase was approved by the Company's shareholders on March 17, 2000.

                         MARVELL TECHNOLOGY GROUP LTD.

  Stock dividend

     On March 17, 2000, the Company's shareholders approved two 100% common stock dividends. All references throughout the consolidated financial statements to number of shares, per share amounts and stock option data have been restated to reflect the common stock dividends.

  1995 Stock Option Plan

     In April 1995, the Company adopted the 1995 Stock Option Plan (the "Option Plan"). The Option Plan, as amended, had 33,268,553 shares of common stock reserved for issuance thereunder as of the end of fiscal 2001. The Option Plan allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company.

     Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years, and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon vesting.

  1997 Directors' Stock Option Plan

     In August 1997, the Company adopted the 1997 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan has 900,000 shares of common stock reserved thereunder. Under the Directors' Plan, an outside director is granted 180,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 36,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors' Plan may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the director is terminated or resigns from the Board of Directors prior to vesting. Such right expires as the options vest over a five year period.

  Other stock option arrangements

     In October 1995, the Company granted to a director nonqualified stock options to purchase 1,500,000 shares of common stock at $0.0333 per share. These options vest ratably over a five year vesting period. The options may be exercised prior to vesting but will remain subject to repurchase until vested. These options were exercised in October 1995. In July 1996, the Company granted to the same director nonqualified stock options to purchase 1,500,000 shares of common stock at $0.0367 per share. These options vest 20% one year after the date of grant, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. These options may also be exercised prior to vesting but will remain subject to repurchase until vested.

     In January 1998, the Company granted to a director nonqualified stock option to purchase 450,000 shares of common stock at $0.25 per share. The options vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. The options may be

                         MARVELL TECHNOLOGY GROUP LTD.

exercised prior to vesting but will remain subject to repurchase until vested. The options were exercised in March 2000.

  Combined option plan activity

     The following table summarizes the activity under the Option Plan, the Directors' Plan and other stock option arrangements:

                                                 SHARES        OPTIONS      WEIGHTED AVERAGE
                                                AVAILABLE    OUTSTANDING     EXERCISE PRICE
                                                ---------    -----------    ----------------
                                                     (IN THOUSANDS)
Balance at January 31, 1998...................     4,228       12,738            $ 0.12
  Additional shares authorized................     6,400           --                --
  Options granted.............................    (6,677)       6,677            $ 0.49
  Options canceled............................     1,032       (1,032)           $ 0.13
  Shares repurchased..........................       375           --            $ 0.03
  Options exercised...........................        --       (5,487)           $ 0.20
                                                 -------       ------
Balance at January 31, 1999...................     5,358       12,896            $ 0.28
  Additional shares authorized................     3,600           --                --
  Options granted.............................    (5,289)       5,289            $ 1.80
  Options canceled............................     1,363       (1,363)           $ 0.39
  Shares repurchased..........................        51           --            $ 0.66
  Options exercised...........................        --       (4,437)           $ 0.44
                                                 -------       ------
Balance at January 31, 2000...................     5,083       12,385            $ 0.87
  Additional shares authorized................    10,595           --                --
  Options granted and assumed.................   (14,355)      14,355            $19.32
  Options canceled............................       837         (837)           $ 7.32
  Shares repurchased..........................     1,156           --            $ 0.32
  Options exercised...........................        --       (4,468)           $ 0.85
                                                 -------       ------
Balance at January 31, 2001...................     3,316       21,435            $12.98
                                                 -------       ------

     The following table summarizes information relating to stock options outstanding and exercisable under the Option Plan, the Directors' Plan and other stock option arrangements at January 31, 2001:

                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                          ----------------------------------------------------   ---------------------------------
                                           WEIGHTED AVERAGE
                              NUMBER          REMAINING       WEIGHTED AVERAGE       NUMBER       WEIGHTED AVERAGE
                           OUTSTANDING     CONTRACTUAL LIFE    EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
                          --------------   ----------------   ----------------   --------------   ----------------
                          (IN THOUSANDS)                                         (IN THOUSANDS)
Range of exercise
  prices:
  $ 0.03 - $ 0.25.......       3,047             5.69              $ 0.07             3,034            $ 0.07
  $ 0.33 - $ 1.75.......       3,351             8.13              $ 1.05             3,348            $ 1.05
  $ 2.00 - $10.00.......       6,493             8.70              $ 6.99             3,161            $ 4.53
  $11.12 - $46.56.......       8,094             9.44              $25.04               912            $24.10
  $47.01 - $93.88.......         450             9.64              $58.52                --                --
                              ------                                                 ------
                              21,435                                                 10,455
                              ======                                                 ======

     In connection with the acquisition of Galileo Technology Ltd., the Company has assumed Galileo's stock option plans. Upon acquisition, a total of 6,826,407 shares of the Company's common stock were reserved for issuance under the assumed plans, and the related options are included in the preceding tables. These options

                         MARVELL TECHNOLOGY GROUP LTD.

will continue to be governed by the terms and conditions of the original option agreements which generally included a four-year vesting schedule and an eight to ten year option term.

     At January 31, 2001, a total of 3,603,430 unvested shares remain subject to the Company's repurchase rights under the Option Plan, the Directors' Plan and other stock option arrangements.

  2000 Employee Stock Purchase Plan

     In May 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). In June 2000, the Company's stockholders approved the Purchase Plan, and 1,000,000 shares of common stock were reserved for issuance thereunder. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant's entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participant's purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods will begin on December 1 and June 1 of each year, with the exception that the first offering period of the Purchase Plan began on June 26, 2001, the date of our initial public offering. During the year ended January 31, 2001, a total of 103,771 shares were issued under the Purchase Plan at an average price of $12.75 per share.

  Issuance of common stock to founders

     In January 1995, the Company issued 36,000,000 shares of its common stock ("the Founders' Shares") to its founders. Each founder has granted the Company a call right on 50% of his or her shares, exercisable in the event such founder's employment terminated for any reason. The call right expires at a rate of 1/60 per month. At January 31, 2001, no Founders' Shares are subject to call.

  Stock-based compensation

     During fiscal 2001, 2000 and 1999, the Company granted options to employees and directors and recognized deferred stock-based compensation of approximately $5,761,000, $13,852,000 and $262,000, respectively. Also during fiscal 2001, the
Company recorded $19,837,000 of deferred stock-based compensation relating to the assumed options of Galileo. Such deferred stock-based compensation is being amortized using an accelerated method over the vesting period of the options.

  Pro forma disclosures

     Had compensation expense for the Company's stock options been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net income (loss) would have been as follows (in thousands, except per share data):

                                                                  YEARS ENDED JANUARY 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------    -------    -------
Net income (loss):
  As reported...............................................  $(235,120)   $13,070    $  (959)
  Pro forma.................................................  $(242,762)   $11,857    $(1,572)
Basic net income (loss) per share:
  As reported...............................................  $   (3.55)   $  0.32    $ (0.03)
  Pro forma.................................................  $   (3.66)   $  0.29    $ (0.05)
Diluted net income (loss) per share:
  As reported...............................................  $   (3.55)   $  0.16    $ (0.03)
  Pro forma.................................................  $   (3.66)   $  0.15    $ (0.05)

                         MARVELL TECHNOLOGY GROUP LTD.

     For the purpose of the above noted SFAS 123 pro forma disclosure, the fair value of each stock option granted prior to the Company's initial public offering in June 2000 was estimated on the date of grant using the minimum value method, which does not consider stock price volatility, as prescribed by SFAS
123. Stock options granted subsequent to the Company's initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price in arriving at an option valuation. The fair value of the Company's stock options granted in fiscal 2001 subsequent to the initial public offering was estimated using an expected volatility of 70%. The following table summarizes the estimated fair value of options and additional assumptions used in the SFAS 123 calculations:

                                                        STOCK OPTION PLANS       ESPP
                                                      -----------------------    -----
                                                      2001     2000     1999     2001
                                                      -----    -----    -----    -----
Estimated fair value................................  $7.80    $2.96    $0.38    $5.06
Expected term (in years)............................    3.3      5.0      5.0      0.4
Risk-free interest rate.............................    6.3%     6.1%     4.5%     5.3%
Dividend yield......................................     --       --       --       --

NOTE 8 -- BENEFIT PLAN:

     Effective January 1, 1994, the Company adopted a 401(k) plan which allows all employees to participate by making salary deferred contributions to the 401(k) plan ranging from 1% to 20% of eligible earnings. The Company may make discretionary contributions to the 401(k) plan upon approval by the Board of Directors. No Company contributions were made to the 401(k) plan from inception through January 31, 2001.

NOTE 9 -- INCOME TAXES:

     The provision for income taxes consists of the following (in thousands):

                                                            YEARS ENDED JANUARY 31,
                                                           --------------------------
                                                            2001       2000     1999
                                                           -------    ------    -----
Current tax expense:
  Federal................................................  $ 2,085    $  387    $ 571
  State..................................................      734         1        1
  Foreign................................................    1,211     4,582      364
                                                           -------    ------    -----
          Total current tax expense......................    4,030     4,970      936
                                                           -------    ------    -----
Deferred income tax:
  Federal................................................   (1,107)     (380)    (298)
  State..................................................     (584)     (234)    (155)
                                                           -------    ------    -----
          Total deferred income tax expense (benefit)....   (1,691)     (614)    (453)
                                                           -------    ------    -----
          Total provision for income taxes...............  $ 2,339    $4,356    $ 483
                                                           =======    ======    =====

                         MARVELL TECHNOLOGY GROUP LTD.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                AS OF JANUARY 31,
                                                             ------------------------
                                                              2001      2000     1999
                                                             ------    ------    ----
Research and development credits...........................  $2,240    $1,281    $598
California investment credits..............................     158        29      29
Reserves and accruals......................................   1,320       324     213
Depreciation...............................................      44        --       2
                                                             ------    ------    ----
Total deferred tax assets..................................   3,762     1,634     842
Deferred tax liabilities...................................      --      (178)     --
                                                             ------    ------    ----
Net deferred tax assets....................................  $3,762    $1,456    $842
                                                             ======    ======    ====

     Reconciliation of the statutory federal income tax to the Company's effective tax:

                                                              YEARS ENDED JANUARY 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Provision (benefit) at federal statutory rate.............    (34.0)%   35.0%   (34.0)%
In-process research and development.......................     35.5       --       --
Non-U.S. losses...........................................       --       --    242.1
Difference in U.S. and non-U.S. taxes.....................     (2.1)   (10.6)    (7.8)
State taxes, net of federal benefit.......................     (0.2)    (0.9)   (21.4)
General business credits..................................     (0.5)    (3.0)   (81.0)
Non-cash stock compensation...............................      1.2      4.4      3.0
Other.....................................................      1.1      0.1      0.6
                                                              -----    -----    -----
  Effective tax rate......................................      1.0%    25.0%   101.5%
                                                              =====    =====    =====

     The U.S. and non-U.S. components of income (loss) before income taxes are (in thousands):

                                                          YEARS ENDED JANUARY 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      ---------    -------    -------
U.S. operations.....................................  $   2,743    $ 1,222    $   580
Non-U.S. operations.................................   (235,524)    16,204     (1,056)
                                                      ---------    -------    -------
                                                      $(232,781)   $17,426    $  (476)
                                                      =========    =======    =======

     As of January 31, 2001, the Company had federal research tax credit carryforwards for U.S. federal income tax return purposes of approximately $1.0 million that expire through 2021. As of January 31, 2001, the Company had unused California research tax credits of approximately $1.2 million that will carry forward indefinitely until utilized. Federal and state tax laws impose restrictions on the utilization of tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code.

     The Company has an undertaking from the government of Bermuda that it will not be subject to tax on its income and capital gains in Bermuda until March 28, 2016; however, the Company is subject to United States federal income tax on income of its wholly-owned subsidiary, Marvell Semiconductor, Inc., and on any portion of its non-U.S. income which is considered effectively connected with the conduct of a trade or business within the United States.

     Effective July 1, 1999, the Company's Singapore operations have been granted Pioneer Status which could reduce the amount of Singapore taxes the Company will pay on certain non-investment income for a period of six years. This tax holiday is conditional upon the Company complying with certain conditions for minimum levels of investment, headcount and the nature of its activities at its Singapore operations.

                         MARVELL TECHNOLOGY GROUP LTD.

     As discussed in Note 1, on January 21, 2001, the Company acquired Galileo Technology Ltd. Galileo's Israeli operations have been granted Approved Enterprise Status by the Israeli government under the Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). The Approved Enterprise Status provides the Company with a tax holiday on undistributed Israeli income. This tax holiday is conditional upon the Company fulfilling the conditions stipulated by the Investment Law, regulations published thereunder and the instruments of approval for the specific investments in Approved Enterprises. The Company anticipates that it will start paying some income tax in Israel beginning in 2004.

NOTE 10 -- COMMITMENTS

     The Company leases its facilities under noncancelable operating leases. Future minimum lease payments under the operating leases are as follows (in thousands):

                                                             OPERATING
                        FISCAL YEAR                           LEASES
                        -----------                          ---------
2002.......................................................   $ 4,354
2003.......................................................     3,073
2004.......................................................     2,938
2005.......................................................     2,801
2006.......................................................     1,873
Thereafter.................................................     7,054
                                                              -------
Total future minimum lease payments........................   $22,093
                                                              =======

     Rent expense on the operating leases for the years ended January 31, 2001, 2000 and 1999 was approximately $2,358,000, $859,000 and $214,000, respectively.

  Purchase commitments

     The Company's manufacturing relationships with foundries allow for the cancellation of all outstanding purchase orders, but requires repayment of all expenses incurred to date. As of January 31, 2001, foundries had incurred approximately $16,004,000 of manufacturing expenses on the Company's outstanding purchase orders.

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). Based on its operating management and financial reporting structure, the Company has determined that it has one reportable business segment: the design, development and sale of integrated circuits.

                         MARVELL TECHNOLOGY GROUP LTD.

     The following tables present net revenues and long-lived asset information based on geographic region. Net revenues are based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

                                                          YEARS ENDED JANUARY 31,
                                                       ------------------------------
                    NET REVENUES:                        2001       2000       1999
                    -------------                      --------    -------    -------
Japan................................................  $ 20,085    $20,218    $ 2,162
Korea................................................     2,199      5,524      9,897
Singapore............................................    65,555     40,620      8,868
Taiwan...............................................    21,756      5,290         --
United States........................................    11,486        404        276
Others...............................................    22,813      9,319         50
                                                       --------    -------    -------
                                                       $143,894    $81,375    $21,253
                                                       --------    -------    -------

                                                               AS OF JANUARY 31,
                                                          ---------------------------
                   LONG-LIVED ASSETS:                      2001       2000      1999
                   ------------------                     -------    ------    ------
Israel..................................................  $14,069    $   --    $   --
United States...........................................   15,896     7,034     1,911
Others..................................................    1,219       379       170
                                                          -------    ------    ------
                                                          $31,184    $7,413    $2,081
                                                          =======    ======    ======

     The following table presents net revenues for groups of similar products (in thousands):

                                                          YEARS ENDED JANUARY 31,
                                                       ------------------------------
                    NET REVENUES:                        2001       2000       1999
                    -------------                      --------    -------    -------
Storage products.....................................  $122,850    $81,375    $21,253
Communications products..............................    21,044         --         --
                                                       --------    -------    -------
                                                       $143,894    $81,375    $21,253
                                                       ========    =======    =======

SUPPLEMENTARY DATA (UNAUDITED)

                                                                   FISCAL 2001
                                                    ------------------------------------------
                                                     FIRST     SECOND      THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER     QUARTER
                                                    -------    -------    -------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.......................................  $29,664    $32,175    $36,212    $  45,843
Gross profit......................................   16,484     17,095     19,213       24,055
Net income (loss).................................    2,068        624      1,798     (239,610)
Net income (loss) per share:
  Basic...........................................  $  0.04    $  0.01    $  0.02    $   (2.85)
  Diluted.........................................  $  0.02    $  0.01    $  0.02    $   (2.85)

                                                                    FISCAL 2000
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.........................................  $14,056    $16,860    $23,463    $26,996
Gross profit........................................    7,861      9,740     14,589     15,412
Net income..........................................    2,078      2,517      5,291      3,184
Net income per share:
  Basic.............................................  $  0.06    $  0.06    $  0.13    $  0.08
  Diluted...........................................  $  0.03    $  0.03    $  0.06    $  0.04

     During the fourth quarter of fiscal 2001, the Company recorded an in-process research and development charge of $234.9 million in connection with the acquisition of Galileo Technology Ltd.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain of the information required by this Item with respect to our executive officers is set forth under the caption "Management" in Part I. The remaining information required by Items 401 and 405 of Regulation S-K is set forth in our Definitive Proxy Statement in connection with our 2001 Annual General Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after January 27, 2001. Our 2001 Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee," "Report of the Audit Committee" and "Stock Price Performance Graph," is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 402 of Regulation S-K is set forth in our 2001 Proxy Statement. Our 2001 Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee," "Report of the Audit Committee" and "Stock Price Performance Graph," is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 403 of Regulation S-K is set forth in our 2001 Proxy Statement. Our 2001 Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee," "Report of the Audit Committee" and "Stock Price Performance Graph," is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 404 of Regulation S-K is set forth in our 2001 Proxy Statement. Our 2001 Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee," "Report of the Audit Committee" and "Stock Price Performance Graph," is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form
10-K:

     1. Financial Statements:

                                                                    PAGE
                                                                  REFERENCE
                                                                  ---------
    Consolidated Balance Sheets as of January 31, 2001 and
      2000......................................................      55
    Consolidated Statements of Operations for the years ended
      January 31, 2001, 2000 and 1999...........................      56
    Consolidated Statements of Shareholders' Equity (Deficit)
      for the years ended January 31, 2001, 2000 and 1999.......      57
    Consolidated Statements of Cash Flows for the years ended
      January 31, 2001, 2000 and 1999...........................      58
    Notes to Consolidated Financial Statements..................      59

     2. Financial Statement Schedules:

          Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3. Exhibits.

        See Item 14(c) below.

(b) Reports on Form 8-K

        On January 24, 2001, we filed a current report on Form 8-K in connection with (i) the issuance of a press release dated January 19, 2001 announcing shareholder approval of our pending acquisition of Galileo Technology Ltd.; and (ii) the issuance of a press release dated January 22, 2001 announcing that we had completed our acquisition of Galileo Technology Ltd. as a direct wholly-owned subsidiary.

(c) Index to Exhibits

        See Index to Exhibits on page I-1.

(d) Financial Statements Required by Regulation S-X which are excluded from the annual report to Shareholders by Rule 14a-3(b).

        Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, California, on April 26, 2001.

                                          MARVELL TECHNOLOGY GROUP LTD.

                                          By:      /s/ SEHAT SUTARDJA
                                            ------------------------------------
                                                       Sehat Sutardja
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               NAME AND SIGNATURE                                 TITLE                       DATE
               ------------------                                 -----                       ----

               /s/ SEHAT SUTARDJA                  Co-Chairman of the Board, President   April 26, 2001
------------------------------------------------       and Chief Executive Officer
                 Sehat Sutardja                       (Principal Executive Officer)

               /s/ GEORGE HERVEY                      Vice President of Finance and      April 26, 2001
------------------------------------------------         Chief Financial Officer
                 George Hervey                          (Principal Financial and
                                                           Accounting Officer)

                 /s/ WEILI DAI                          Executive Vice President,        April 26, 2001
------------------------------------------------         Secretary and Director
                   Weili Dai

              /s/ PANTAS SUTARDJA                      Vice President and Director       April 26, 2001
------------------------------------------------
                Pantas Sutardja

              /s/ AVIGDOR WILLENZ                               Director                 April 26, 2001
------------------------------------------------
                Avigdor Willenz

                /s/ MANUEL ALBA                                 Director                 April 26, 2001
------------------------------------------------
                  Manuel Alba

            /s/ DIOSDADO P. BANATAO                     Co-Chairman of the Board         April 26, 2001
------------------------------------------------
              Diosdado P. Banatao

               /s/ HERBERT CHANG                                Director                 April 26, 2001
------------------------------------------------
                 Herbert Chang

               /s/ JOHN M. CIOFFI                               Director                 April 26, 2001
------------------------------------------------
                 John M. Cioffi

                /s/ PAUL R. GRAY                                Director                 April 26, 2001
------------------------------------------------
                  Paul R. Gray

                /s/ RON VERDOORN                                Director                 April 26, 2001
------------------------------------------------
                  Ron Verdoorn

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant's registration
          statement on Form S-1 (file no. 333-33086), as filed on
          March 23, 2000.
 3.2      Amended and Restated Bye-laws of the registrant,
          incorporated by reference to Exhibit 3.2 of the registrant's registration statement on Form S-1(A) (file no. 333-33086), as filed on June 8, 2000.
 4.1      Specimen common stock certificate of the registrant,
          incorporated by reference to Exhibit 4.1 of the registrant's registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000.
10.1      Amended and Restated 1995 Stock Option Plan.
10.2      1997 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant's registration statement on Form S-1 (file no. 333-33086), as filed on March 23,
          2000.
10.3      2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 of the registrant's registration statement on Form S-1 (file no. 333-33086), as filed on March 23,
          2000.
10.4      Galileo Technology Ltd. 1997 Employees' Stock Option Plan.
10.5      Galileo Technology Ltd. 1997 GTI Stock Option Plan.
10.6      Sublease between Netscape Communications, Inc. and Marvell
          Semiconductor, Inc. dated October 1, 1998, incorporated by reference to Exhibit 10.4 of the registrant's registration statement on Form S-1 (file no. 333-33086), as filed on
          March 23, 2000.
10.7      First Amendment to Sublease between Netscape Communications,
          Inc. and Marvell Semiconductor, Inc. dated October 1, 1999, incorporated by reference to Exhibit 10.5 of the
          registrant's registration statement on Form S-1 (file no.
          333-33086), as filed on March 23, 2000.
10.8      Investors Rights Agreement dated September 10, 1999,
          incorporated by reference to Exhibit 10.6 of the
          registrant's registration statement on Form S-1 (file no.
          333-33086), as filed on March 23, 2000.
10.9      Wafer Purchase Agreement by and between Marvell Technology
          Group Ltd. and Taiwan Semiconductor Manufacturing
          Corporation dated June 30, 1997, incorporated by reference to Exhibit 10.7 of the registrant's registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000.
10.10     Master Development, Purchasing and License Agreement between
          Intel Corporation and Marvell Semiconductor, Inc. (portions redacted pursuant to a request for confidential treatment
          granted by the Securities Exchange Commission on June 26,
          2000), incorporated by reference to Exhibit 10.8 of the
          registrant's registration statement on Form S-1/A (file no.
          333-33086), as filed on June 23, 2000.
10.11     Lease Agreement dated June 1, 2000 by and between Marvell
          Semiconductor, Inc. and 525 Almanor LLC, incorporated by
          reference to Exhibit 10.9 of the registrant's quarterly
          report on Form 10-Q for the period ended July 29, 2000 as
          filed on September 12, 2000.
10.12     Lease Agreement, dated June 30, 2000 by and between Galileo
          Technology Ltd. and Zanker Development Co.
21.1      Subsidiaries of the registrant.
23.1      Consent of PricewaterhouseCoopers LLP, Independent
          Accountants.