Form 10-Q
period 2001-04-28
MARVELL TECHNOLOGY GROUP LTD
filed 2001-06-12
CIK 1058057

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 28, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                        Commission file number: _________

                          MARVELL TECHNOLOGY GROUP LTD.
             (Exact name of registrant as specified in its charter)

Bermuda                                                     77-0481679
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

          4th Floor, Windsor Place, 22 Queen Street, P.O. Box HM 1179,
                            Hamilton, HM EX, Bermuda
         (Address, including Zip Code, of Principal Executive Offices)

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


               Shares Outstanding of the Registrant's Common Stock

    Class                                          Outstanding at April 28, 2001
    -----                                          -----------------------------
    Common stock, $0.002 par value                 115,486,942

                                TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       ----
                          PART I. FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at April 30, 2001 and January
               31, 2001..............................................................  1
          Condensed Consolidated Statements of Operations for the three months ended April 30, 2001 and 2000.........................................  2
          Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2001 and 2000.........................................  3
          Notes to the Condensed Consolidated Financial Statements...................  4
Item 2    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................  7
Item 3    Quantitative and Qualitative Disclosures about Market Risk................. 26

                           PART II. OTHER INFORMATION

Item 1    Legal Proceedings.......................................................... 27
Item 2    Changes in Securities and Use of Proceeds.................................. 27
Item 3    Defaults Upon Senior Securities............................................ 27
Item 4    Submission of Matters to a Vote of Securities Holders...................... 27
Item 5    Other Information.......................................................... 27
Item 6    Exhibits and Reports on Form 8-K........................................... 27

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MARVELL TECHNOLOGY GROUP LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                              APRIL 30,        JANUARY 31,
                                                                                2001              2001
                                                                             -----------       -----------
Current assets:
     Cash and cash equivalents ........................................      $   161,270       $   184,128
     Short-term investments ...........................................           36,939            39,935
     Accounts receivable, net of allowances of $1,257 and $1,218 ......           38,191            37,543
     Inventory, net ...................................................           24,256            30,924
     Prepaid expenses and other current assets ........................            9,067             7,717
     Deferred income taxes ............................................            3,762             3,762
                                                                             -----------       -----------
               Total current assets ...................................          273,485           304,009
Property and equipment, net ...........................................           35,002            31,184
Goodwill and acquired intangible assets ...............................        1,996,331         2,100,839
Other noncurrent assets ...............................................           11,894            11,454
                                                                             -----------       -----------
               Total assets ...........................................      $ 2,316,712       $ 2,447,486
                                                                             ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................................      $    22,495       $    24,818
     Accrued liabilities ..............................................            7,089             9,521
     Accrued employee compensation ....................................            9,584             7,802
     Accrued acquisition costs ........................................              444            29,530
     Income taxes payable .............................................           10,819             9,998
     Deferred revenue .................................................            6,933             6,516
     Capital lease obligations ........................................               22                37
                                                                             -----------       -----------
               Total current liabilities ..............................           57,386            88,222
Long-term liabilities .................................................            2,564             2,598
                                                                             -----------       -----------
               Total liabilities ......................................           59,950            90,820
                                                                             -----------       -----------

Shareholders' equity:
     Common stock, $0.002 par value; 242,000,000 shares authorized;
        115,486,942 and 115,337,133 shares issued and outstanding .....              231               231
     Additional paid-in capital .......................................        2,618,418         2,617,490
     Deferred stock-based compensation ................................          (24,000)          (28,113)
     Accumulated other comprehensive income ...........................               40                19
     Retained earnings (accumulated deficit) ..........................         (337,927)         (232,961)
                                                                             -----------       -----------
               Total shareholders' equity .............................        2,256,762         2,356,666
                                                                             -----------       -----------
               Total liabilities and shareholders' equity .............      $ 2,316,712       $ 2,447,486
                                                                             ===========       ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          MARVELL TECHNOLOGY GROUP LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              THREE MONTHS
                                                                             ENDED APRIL 30,
                                                                       -------------------------
                                                                         2001            2000
                                                                       ---------       ---------
Net revenue .....................................................      $  64,230       $  29,664
Operating costs and expenses:
     Cost of goods sold (1) .....................................         30,161          13,180
     Research and development (2) ...............................         20,066           6,118
     Selling and marketing (3) ..................................          9,545           4,084
     General and administrative (4) .............................          2,985           1,504
     Amortization of stock-based compensation ...................          4,113           2,261
     Amortization of goodwill and acquired intangible assets ....        104,508              --
                                                                       ---------       ---------
               Total operating costs and expenses ...............        171,378          27,147
                                                                       ---------       ---------
Operating income (loss) .........................................       (107,148)          2,517
Interest and other income, net ..................................          2,967             240
                                                                       ---------       ---------
Income (loss) before income taxes ...............................       (104,181)          2,757
Provision for income taxes ......................................            785             689
                                                                       ---------       ---------
Net income (loss) ...............................................      $(104,966)      $   2,068
                                                                       =========       =========

Net income (loss) per share:
     Basic ......................................................      $   (0.93)      $    0.04
                                                                       =========       =========
     Diluted ....................................................      $   (0.93)      $    0.02
                                                                       =========       =========
Weighted average shares:
     Basic ......................................................        112,517          46,493
                                                                       =========       =========
     Diluted ....................................................        112,517          84,796
                                                                       =========       =========

-----------

(1) Excludes amortization of stock-based compensation of $82 and $114 for the three months ended April 30, 2001 and 2000.

(2) Excludes amortization of stock-based compensation of $2,693 and $922 for the three months ended April 30, 2001 and 2000.

(3) Excludes amortization of stock-based compensation of $727 and $1,094 for the three months ended April 30, 2001 and 2000.

(4) Excludes amortization of stock-based compensation of $611 and $131 for the three months ended April 30, 2001 and 2000.



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          MARVELL TECHNOLOGY GROUP LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              THREE MONTHS
                                                                             ENDED APRIL 30,
                                                                        -------------------------
                                                                          2001            2000
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................      $(104,966)      $   2,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...............................          3,474             822
     Amortization of goodwill and acquired intangible assets .....        104,508              --
     Amortization of deferred stock-based compensation ...........          4,113           2,261
     Changes in assets and liabilities:
          Accounts receivable ....................................           (648)          1,828
          Inventory ..............................................          6,668          (7,320)
          Prepaid expenses and other assets ......................         (1,298)         (1,522)
          Accounts payable .......................................         (2,323)          4,407
          Accrued liabilities ....................................         (2,432)            113
          Accrued employee compensation ..........................          1,782             153
          Income taxes payable ...................................            821             545
          Deferred revenue .......................................            417             108
          Other ..................................................            (34)             --
                                                                        ---------       ---------
               Net cash provided by operating activities .........         10,082           3,463
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash .................................             --          (3,022)
     Purchases of short-term investments .........................         (8,003)             --
     Maturities of short-term investments ........................         11,020              --
     Purchases of investments ....................................           (667)             --
     Acquisition costs ...........................................        (29,086)             --
     Purchases of property and equipment .........................         (7,117)         (2,725)
                                                                        ---------       ---------
               Net cash used in investing activities .............        (33,853)         (5,747)
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of convertible preferred stock ...             --              98
     Proceeds from the issuance of common stock ..................          1,037           1,309
     Repurchases of common stock .................................           (109)             --
     Principal payments on capital lease obligations .............            (15)            (20)
                                                                        ---------       ---------
               Net cash provided by financing activities .........            913           1,387
                                                                        ---------       ---------
Net decrease in cash and cash equivalents ........................        (22,858)           (897)
Cash and cash equivalents at beginning of period .................        184,128          16,600
                                                                        ---------       ---------
Cash and cash equivalents at end of period .......................      $ 161,270       $  15,703
                                                                        =========       =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          MARVELL TECHNOLOGY GROUP LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Marvell Technology Group Ltd. (the "Company"), a Bermuda exempted company, was incorporated on January 11, 1995. The Company designs, develops and markets integrated circuits utilizing proprietary communications mixed-signal processing, or CMSP, and digital signal processing technologies for communications-related markets. On January 21, 2001, the Company completed its acquisition of Galileo Technology Ltd. ("Galileo"), an Israeli company. Galileo develops high-performance communications internetworking and switching products for the broadband communications market.

BASIS OF PRESENTATION

    The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of April 30, 2001 and the results of its operations and its cash flows for the three months ended April 30, 2001 and 2000. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

    During fiscal 2000, the Company changed its fiscal year-end and quarter-ends to the Saturday nearest January 31, April 30, July 31 and October 31. For presentation purposes, the condensed consolidated financial statements and notes refer to January 31 as the Company's year-end and April 30, July 31 and October 31 as the Company's quarter-ends.

INVENTORY

    Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventory consisted of the following (in thousands):

                                            April 30,    January 31,
                                              2001          2001
                                            ---------    -----------
          Work-in-process ............      $ 13,833      $ 15,530
          Finished goods .............        10,423        15,394
                                            --------      ========
                                            $ 24,256      $ 30,924
                                            ========      ========

                          MARVELL TECHNOLOGY GROUP LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NET INCOME (LOSS) PER SHARE

    The Company reports both basic net income (loss) per share, which is based upon the weighted average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares.

    The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                                     Three Months
                                                                   Ended April 30,
                                                              -------------------------
                                                                 2001            2000
                                                              ---------       ---------
Numerator:
Net income (loss) ......................................      $(104,966)      $   2,068
                                                              =========       =========

Denominator:
Weighted average shares of common stock outstanding ....        115,342          49,684
Less:  unvested common shares subject to repurchase ....         (2,825)         (3,191)
                                                              ---------       ---------
       Weighted average shares -- basic ................        112,517          46,493
                                                              ---------       ---------
Effect of dilutive securities-
Unvested common shares subject to repurchase ...........             --           3,191
Convertible preferred stock and warrants ...............             --          26,551
Common stock options and warrants ......................             --           8,561
                                                              ---------       ---------
       Weighted average shares -- diluted ..............        112,517          84,796
                                                              =========       =========

Basic net income (loss) per share ......................      $   (0.93)      $    0.04
                                                              =========       =========
Diluted net income (loss) per share ....................      $   (0.93)      $    0.02
                                                              =========       =========

    The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the period presented (in thousands):


                                                                   Three Months
                                                                  Ended April 30,
                                                                       2001
                                                                  ---------------
        Unvested common shares subject to repurchase .........         2,825
        Common stock options and warrants ....................         9,814

                          MARVELL TECHNOLOGY GROUP LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


COMPREHENSIVE INCOME (LOSS)

    The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                                   Three Months
                                                                  Ended April 30,
                                                            -------------------------
                                                               2001            2000
                                                            ---------       ---------
Net income (loss) ....................................      $(104,966)      $   2,068
Other comprehensive income (loss):
Unrealized gains on available-for-sale investments ...             21              --
                                                            ---------       ---------
Total comprehensive income (loss) ....................      $(104,945)      $   2,068
                                                            =========       =========

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," and Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which establish accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 and SFAS 138 require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

    For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

    All of the Company's revenues and the majority of its costs are denominated in United States dollars, and to date the Company has not entered into any derivative contracts. The Company adopted SFAS No. 133 and 138 on February 1, 2001. The adoption did not have a significant impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled "Additional Factors that May Affect Future Results," which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q are identified by words such as "believes," "expects," "anticipates," "intends," "estimates," "should," "will," "may" and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-Q. You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our 2001 Annual Report on Form 10-K, that attempt to advise you of the risks and factors that may affect our business.

OVERVIEW

    We design, develop and market integrated circuits using proprietary communications mixed-signal and digital signal processing technology for communications-related markets. Our products provide the critical interface between analog signals and the digital information used in computing and communications systems and enable our customers to store and transmit digital information reliably and at high speeds. We were founded in 1995, and our business has grown rapidly since inception. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. in a stock-for-stock transaction for aggregate consideration of $2.5 billion. Galileo develops high-performance communications internetworking and switching products for the broadband communications market. The acquisition has been accounted for using the purchase method of accounting, and the operating results of Galileo have been included in our consolidated financial statements from the date of acquisition.

    We develop integrated circuit solutions for the communications and storage markets. In the communications market, our products include Fast and Gigabit Ethernet physical layer devices, switched Ethernet controllers and processors, system controllers, and wide area network communication controllers. We are also committing resources to the development of wireless local area network products. Our primary customers for our communications products are leading manufacturers of high speed networking equipment.

    In the storage market, our products include read channel devices and preamplifiers, as well as integrated products that incorporate the read channel, the disk drive controller and embedded memory functions in one integrated circuit, known as a System-On-Chip. Our customers for our storage products are manufacturers of hard disk drives for the enterprise, mobile and desktop markets. The storage market is highly competitive and is dominated by a small number of large companies. These companies have historically experienced marginal profit levels from sales of their storage products and are under enormous pricing pressure from their customers, which they typically pass through to their integrated circuit suppliers.

    Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the three months ended April 30, 2001, approximately 44% of our net revenue was derived from sales to three customers who individually accounted for 10% or more of our net revenue. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 78% of our net revenue for the three months ended April 30, 2001. Because many manufacturers and manufacturing subcontractors of communications and storage devices are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to customers in that region. All of our sales to date have been denominated in United States dollars.

    Our sales have historically been made on the basis of purchase orders rather than long-term agreements. In addition, the sales cycle for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We expect to increase our research and development, selling and marketing, and general and administrative expenditures as we seek to expand our operations. We anticipate that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters would be adversely affected.

    During fiscal 2000, we changed our fiscal year-end and quarter-ends to the Saturday nearest January 31, April 30, July 31 and October 31. For presentation purposes, we refer to January 31 as our year-end and April 30, July 31 and October 31 as our quarter-ends.

RESULTS OF OPERATIONS

    The following table sets forth, for the three months ended April 30, 2001 and 2000, information derived from our condensed consolidated statements of operations expressed as a percentage of net revenue:

                                                                     THREE MONTHS ENDED
                                                                          APRIL 30,
                                                                    --------------------
                                                                     2001          2000
                                                                    ------        ------
Net revenue ..................................................       100.0%        100.0%
Operating costs and expenses:
  Cost of goods sold .........................................        47.0          44.4
  Research and development ...................................        31.2          20.6
  Selling and marketing ......................................        14.9          13.8
  General and administrative .................................         4.6           5.1
  Amortization of stock-based compensation ...................         6.4           7.6
  Amortization of goodwill and acquired intangible assets ....       162.7            --
                                                                    ------        ------
       Total operating costs and expenses ....................       266.8          91.5
                                                                    ------        ------
Operating income (loss) ......................................      (166.8)          8.5
Interest and other income, net ...............................         4.6           0.8
                                                                    ------        ------
Income (loss) before income taxes ............................      (162.2)          9.3
Provision for income taxes ...................................        (1.2)         (2.3)
                                                                    ------        ------
Net income (loss) ............................................      (163.4)%         7.0%
                                                                    ------        ------

THREE MONTHS ENDED APRIL 30, 2001 AND 2000

    NET REVENUE. We generally recognize product revenue upon shipment of product to our customers, net of accruals for estimated sales returns and allowances. However, some of our sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. We defer recognition of product revenue on sales made through distributors with rights of return until the distributors sell the product to end customers.

    Net revenue was $64.2 million for the three months ended April 30, 2001 and $29.7 million for the three months ended April 30, 2000. The increase in revenue reflects a significant increase in volume shipments of our communications products, in part due to our acquisition of Galileo. Sales of communications products totaled $35.6 million in the first quarter of fiscal 2002 compared to $500,000 in the first quarter of fiscal 2001. Sales of storage products were $28.6 million in the first quarter of fiscal 2002 compared to $29.2 million in the first quarter of fiscal 2001. We expect that revenue from sales of storage products for fiscal 2002 will be relatively consistent with the level of sales of storage products we reported in fiscal 2001. However, we expect significant growth in revenue from sales of communications products in fiscal 2002, in part due to our acquisition of Galileo.

COST OF GOODS SOLD. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross profit, which equals net revenue less cost of goods sold, as a percentage of net revenue, decreased to 53.0% in the three months ended April 30, 2001 from 55.6% in the three months ended April 30, 2000. The decrease in gross profit in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 primarily resulted from a decrease in average selling prices for our read channel products due to a product mix change and increased pricing pressures from our customers as well as from our competitors. Average selling prices for our read channel products decreased by 6.3% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Our gross profits may decrease as a percentage of revenue in future periods due to changes in the mix of products sold and increased pricing pressures from our customers and competitors.

    RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation expenses, and allocated occupancy costs for these operations. Research and development expense was $20.1 million, or 31.2% of net revenue, for the three months ended April 30, 2001 and $6.1 million, or 20.6% of net revenue, for the three months ended April 30, 2000. The increase in research and development expense in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was primarily due to the hiring of additional development personnel and the addition of Galileo's development personnel which resulted in an increase in salary and related costs of $8.1 million, increased costs of $1.4 million for prototype and related product tape-out costs for new product initiatives, increased depreciation expense of $1.5 million arising from purchases property and equipment and the additional depreciation expense recorded on Galileo's property and equipment, and increased facility and other allocated expenses of $1.6 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars in future periods as we develop new products and hire additional personnel.

    SELLING AND MARKETING. Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $9.5 million, or 14.9% of net revenue, for the three months ended April 30, 2001 and $4.1 million, or 13.8% of net revenue, for the three months ended April 30, 2000. The increase in selling and marketing expense in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was primarily due to the hiring of additional sales and marketing personnel and the addition of Galileo's sales and marketing personnel which resulted in an increase in salary and related costs of $2.7 million, increased sales commissions of $800,000, and increased facility and other allocated expenses of $900,000 related to our expanding operations. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel, expand our sales and marketing efforts, particularly in the communications market, and pay increased sales commissions.

    GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. General and administrative expense was $3.0 million, or 4.6% of net revenue, for the three months ended April 30, 2001 and $1.5 million, or 5.1% of net revenue, for the three months ended April 30, 2000. The increase in general and administrative expense in absolute dollars in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was primarily due to the hiring of additional administrative personnel and the addition of Galileo's administrative personnel which resulted in an increase in salary and related costs of $1.1 million. We expect that general and administrative expense will increase in absolute dollars in future periods as we hire additional administrative personnel and incur increased legal and other costs associated with expanding our operations.

    AMORTIZATION OF STOCK-BASED COMPENSATION. We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the assumption of stock options as a result of our acquisition of Galileo. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. Amortization expense was $4.1 million, or 6.4% of net revenue, for the three months ended April 30, 2001 and $2.3 million, or 7.6% of net revenue, for the three months ended April 30, 2000. The increase in amortization expense in absolute dollars primarily resulted from additional amounts of deferred stock-based compensation being recorded in the fourth quarter of fiscal 2001 due to the assumption of stock options in connection with our acquisition of Galileo.

    AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. In connection with the acquisition of Galileo in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Goodwill is being amortized over its estimated economic life of five years, and acquired intangible assets are being amortized over their estimated economic lives of five to ten years. Goodwill and acquired intangible asset amortization expense was $104.5 million, or 162.7% of net revenue, for the three months ended April 30, 2001.

    INTEREST AND OTHER INCOME, NET. Interest and other income, net consists primarily of interest earned on cash, cash equivalent and short-term investment balances, offset by interest paid on capital lease obligations. Interest and other income, net was $3.0 million for the three months ended April 30, 2001 and $240,000 for the three months ended April 30, 2000. The increase in interest and other income, net was due to interest being earned on higher invested cash balances in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The net proceeds from our initial public offering of common stock in June 2000, as well as the net cash received as a result of our acquisition of Galileo in January 2001, contributed to the significant increase in interest and other income, net in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

    PROVISION FOR INCOME TAXES. Our effective tax rate was (1%) for the three months ended April 30, 2001 compared to 25% for the three months ended April 30, 2000. Our effective rate for the first quarter of fiscal 2002 was affected by stock-based compensation expense as well as non-deductible expenses relating to our acquisition of Galileo in the fourth quarter of fiscal 2001, which was recorded using the purchase method of accounting. Excluding the effect of stock-based compensation expense and non-deductible, acquisition-related expenses, our effective tax rate for the first quarter of fiscal 2002 was 15%. Our effective tax rate has decreased to 15% in the first quarter of fiscal 2002 from 25% in the first quarter of fiscal 2001 as a result of our acquisition of Galileo in the fourth quarter of fiscal 2001. A substantial majority of Galileo's pretax income is generated in Israel, where Galileo's operations have Approved Enterprise Status. This status provides us with a tax holiday on undistributed Israeli income. We anticipate that we will start paying some income tax in Israel beginning in 2004.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal source of liquidity as of April 30, 2001 consisted of $198.2 million of cash, cash equivalents and short-term investments. We raised net proceeds of $94.0 million through our initial public offering in June 2000. In addition, we received $70.0 million of cash and cash equivalents and $39.9 million of short-term investments, before acquisition costs, as a result of our acquisition of Galileo in January 2001.

    Net cash provided by operating activities was $10.1 million for the three months ended April 30, 2001 and $3.5 million for the three months ended April 30, 2000. The cash inflow from operations in the first quarter of fiscal 2002 was primarily a result of our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses) and a decrease in inventory, partially offset by decreases in accounts payable and accrued liabilities. The cash inflow from operations in the first quarter of fiscal 2001 was primarily due to our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses), a decrease in accounts receivable and an increase in accounts payable, partially offset by increases in inventory, prepaid expenses and other assets. Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis on net 30-day payment terms. If sales levels were to increase, it is likely that our levels of accounts receivable would also increase. Our levels of accounts receivable would also increase if customers delayed their payments. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based primarily upon orders received from customers and our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

    Net cash used in investing activities was $33.9 million for the three months ended April 30, 2001 and $5.7 million for the three months ended April 30, 2000. The net cash used in investing activities in the first quarter of fiscal 2002 was primarily due to the payment of $29.1 million of accrued acquisition costs relating to our acquisition of Galileo, purchases of property and equipment of $7.1 million, and purchases of short-term investments of $8.0 million, partially offset by the proceeds from maturities of short-term investments of $11.0 million. The net cash used in investing activities in the first quarter of fiscal 2001 was due to purchases of property and equipment of $2.7 million as well as an increase in restricted cash of $3.0 million. The increase in restricted cash related to an investment in a certificate of deposit with a United States bank as security for a standby letter of credit with a foundry. The standby letter of credit expired on September 1, 2000.

    Net cash provided by financing activities was $913,000 for the three months ended April 30, 2001 and $1.4 million for the three months ended April 30, 2000. In the first quarters of fiscal 2002 and 2001, net cash provided by financing activities was primarily attributable to proceeds from the exercise of stock options.

    Our relationships with our foundries allow us to cancel all outstanding purchase orders but require us to pay the foundries for expenses they have incurred in connection with our purchase orders through the date of cancellation. As of April 30, 2001, our foundries had incurred approximately $15.3 million of manufacturing expenses on our outstanding purchase orders.

    We believe that our existing cash and investment balances and cash generated by operations are sufficient to meet our capital requirements for at least the next 12 months. After this period, capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses. To the extent that our existing cash and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. Although we are currently not a party to any agreement or letter of intent with respect to a potential acquisition or strategic arrangement, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," and Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which establish accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 and SFAS 138 require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

    For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

    All of our revenues and the majority of our costs are denominated in United States dollars, and to date we have not entered into any derivative contracts. We adopted SFAS No. 133 and 138 on February 1, 2001. The adoption did not have a significant impact on our consolidated financial statements.

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

THE RECENT SLOWDOWN IN THE WORLDWIDE ECONOMY HAS NEGATIVELY AFFECTED OUR REVENUES AND OUR RESULTS OF OPERATIONS IN FISCAL 2002.

    Over the last several months there has been a slowdown in worldwide economies, including the United States, that has resulted in delays of new orders for our products as well as reschedules of existing orders. This slowdown has been brought about by a number of factors, including concerns about inflation, decreased consumer confidence and reports of reduced corporate profits. If economic conditions worsen, our revenues and results of operations in the remainder of fiscal 2002 and beyond will be materially and adversely affected.

WE HAVE DEPENDED ON SALES OF OUR READ CHANNEL AND PREAMPLIFIER PRODUCTS FOR A SIGNIFICANT PORTION OF OUR REVENUE TO DATE, AND GALILEO HAS DEPENDED ON SALES OF ITS SYSTEM CONTROLLERS AND ETHERNET LAN CONTROLLERS FOR A SIGNIFICANT PORTION OF ITS REVENUE TO DATE. SIGNIFICANT REDUCTIONS IN ORDERS FOR THESE PRODUCTS, OR THE DEVICES INTO WHICH SUCH PRODUCTS ARE INCORPORATED, WOULD SIGNIFICANTLY REDUCE OUR NET REVENUE.

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

    Our read channel and preamplifier products are incorporated into storage devices by our customers primarily for sale to the personal computer and computer server markets. Any reduction in the demand for storage devices that incorporate our products would result in reduced demand for our products and would harm our sales. The storage market is rapidly evolving and is subject to substantial fluctuation. For example, the storage market may be affected by:

    - shifts in market share among storage device manufacturers, driven by technological advances, price reductions, the level of end-user satisfaction with the storage devices and the level of support provided to the end-users; and

    - fluctuations in the market for computing devices and products containing storage devices.

    In addition, a significant portion of Galileo's revenues to date have come from sales of its system controllers and switched Ethernet LAN controllers, and we expect that a significant portion of its revenues will continue to come from these products.

    Unless we are able to diversify our sales through increased sales of our existing broadband communications products and the introduction of new broadband communications and storage products, we will continue to be dependent on sales of our read channel and preamplifier products and on Galileo's system controllers and switched Ethernet LAN controllers.

WE DEPEND ON A SMALL NUMBER OF LARGE CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR SALES. THE LOSS OF, OR A SIGNIFICANT REDUCTION OR CANCELLATION IN SALES TO, ANY KEY CUSTOMER WOULD SIGNIFICANTLY REDUCE OUR REVENUES.

    For the three months ended April 30, 2001, approximately 44% of our net revenue was derived from sales to three customers who individually accounted for 10% or more of our net revenue. In fiscal 2001, approximately 67% of our net revenue was derived from sales to three customers who individually accounted for 10% or more of our net revenue, and in fiscal 2000, approximately 98% of our net revenue was derived from sales to five customers who individually accounted for 10% or more of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts from them would likely seriously harm our results of operations and financial condition. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

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

    Our future success will depend on our ability, in a timely and cost-effective manner, to develop new products for the broadband communications market and to introduce product enhancements to our read channel and preamplifier products for the storage market. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. In particular, we have a limited history in developing products for the broadband communications market and may encounter technical difficulties in developing 10 Gigabit Ethernet fiber-optic or other products for this market that could prevent or delay the successful introduction of these products. Unanticipated problems in developing broadband communications products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements for the storage market, and could substantially increase our costs. Even if the new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of these products in a timely manner.

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

OUR ACQUISITION OF GALILEO AND ANY FUTURE ACQUISITIONS COULD HARM OUR OPERATING RESULTS AND SHARE PRICE.

     We expect to continue to make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market segment coverage, or enhance our technological capabilities. These acquisitions could materially adversely affect our operating results as a result of possible concurrent issuances of equity securities. In addition, the purchase price of these acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill and other intangible assets, which would result in significant amortization charges in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

     We acquired Galileo Technology Ltd. on January 21, 2001. We accounted for this acquisition using the purchase method of accounting, and the results of Galileo's operations are included in our consolidated financial statements from the closing date of this acquisition. We have recorded the excess of cost over the fair value of the net tangible assets acquired from our acquisition of Galileo as goodwill, other intangible assets and deferred stock-based compensation, all of which will be amortized by charges to operations. The acquisition of Galileo resulted in aggregate goodwill and other intangible assets of approximately $2.1 billion and deferred stock-based compensation of approximately $19.8 million. Goodwill is being amortized over its estimated economic life of five years, other intangible assets are being amortized over their estimated economic lives of between five and ten years, and deferred stock-based compensation is being amortized over the remaining option vesting periods of no more than four years. We will record significant amounts of amortization expense over the estimated economic lives of these intangible assets and over the remaining option vesting periods, which will have a significant negative impact on our operating results and could cause our stock price to decline.

     Under current generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Over the last several months, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. If such trends continue or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our intangible assets may not be recoverable, we will be required to perform an impairment review of these assets, which have a carrying value of approximately $2.0 billion as of April 30, 2001. An impairment review could result in a write-down of these assets to their fair values. In light of the large carrying value associated with our intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined.

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

    -   customer service functions;

    -   research and development; and

    -   management information systems.

    Among the challenges in integrating the companies is demonstrating to our respective customers that the acquisition has not and will not result in an adverse change in business focus and persuading the companies' personnel that the business cultures are compatible. In addition, Galileo operates in some locations in which we did not otherwise operate. Therefore, to successfully integrate Galileo's operations, we will need to retain management, key employees and business partners of Galileo. If we are not able to effectively complete the integration of our operations, technology and personnel in a timely and efficient manner, then we will not realize the benefits we expected from the acquisition. In particular, if the integration is not successful:

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

    We were incorporated in 1995 and did not begin generating any meaningful sales until June 1998. This limited operating experience, combined with the rapidly changing nature of the markets in which we sell our products, limits our ability to accurately forecast quarterly and annual sales. Additionally, because many of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We are currently expanding our staffing and increasing our expense levels in anticipation of future sales growth. If our sales do not increase as anticipated, significant losses could result due to our higher expense levels.

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

    We currently do not have long-term supply contracts with any of our third-party vendors. They therefore are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. None of our third-party foundry or assembly and test subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. These foundries may allocate capacity to the production of other companies' products while reducing deliveries to us on short notice. In particular, foundry customers that are larger and better financed than us or that have long-term agreements with these foundries may cause these foundries to reallocate capacity to those customers, decreasing the capacity available to us. If we need another integrated circuit foundry or assembly and test subcontractor because of increased demand or the inability to obtain timely and adequate deliveries from our providers at the time, we might not be able to develop relationships with other vendors who are able to satisfy our requirements. Even if other integrated circuit foundries or assembly and test subcontractors are available at that time to satisfy our requirements, it would likely take several months to acquire a new provider. Such a change may also require the approval of our customers, which would take time to effect and could cause our customers to cancel orders or fail to place new orders.

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

    We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. We believe that our future success is highly dependent on the contributions of Sehat Sutardja, our co-founder, President and Chief Executive Officer, Pantas Sutardja, our co-founder and Vice-President, and Chief Technology Officer of Marvell Semiconductor, Weili Dai, our co-founder and Executive Vice President of the Communications Business Group of Marvell Semiconductor and Avigdor Willenz, our Executive Vice President of the Communications Business Group of Galileo Technology Ltd. We do not have employment contracts with these or any other key personnel, and their knowledge of the business and industry would be extremely difficult to replace.

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

    As a result of this growth, we believe that our current facilities will be inadequate to meet our requirements past fiscal 2003. We expect we will need to locate additional space in California, and may find it necessary to vacate our current locations. Additional space may cost more than our existing facilities, and if we relocate, we may have to pay rent on two leases for a period of time. We may also incur significant additional capital expenditures for construction of tenant improvements. These relocations could also result in temporary disruptions of operations and diversion of management's attention and resources.

WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS, WHICH MAY HARM OUR RESULTS OF OPERATIONS, BECAUSE A MAJORITY OF OUR PRODUCTS AND OUR CUSTOMERS' PRODUCTS ARE MANUFACTURED AND SOLD OUTSIDE OF THE UNITED STATES.

    A substantial portion of our business is conducted outside of the United States and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily concentrated in Singapore, Taiwan and Japan, which further exposes us to foreign risks. Sales to customers located outside of the United States represented approximately 83% of our revenues in the first three months of fiscal 2002 and represented approximately 92% and 99% of our revenues in fiscal 2001 and 2000, respectively. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to international risks, including:

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

    - political and economic instability, including hostilities and political unrest, boycotts, curtailment of trade and other business restrictions; and

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

    Substantially all of our products are produced by Taiwan Semiconductor Manufacturing Company located in Taiwan. Currently our only alternative manufacturing source is also located in Taiwan. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan and the Philippines. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is a significant risk due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. The occurrence of an earthquake or other natural disaster could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

    - the difficulty of assimilating the operations and personnel of an acquired businesses;

    -   the potential disruption of our ongoing business;

    -   the distraction of management from our business;

    - the potential inability of management to maximize the financial and strategic position of us as a result of an acquisition;

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

THE AVERAGE SELLING PRICES OF PRODUCTS IN OUR MARKETS HAVE HISTORICALLY DECREASED RAPIDLY AND WILL LIKELY DO SO IN THE FUTURE, WHICH COULD HARM OUR REVENUES AND GROSS PROFITS.

    The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that, as a result of pricing pressure from our customers, our gross profits on our storage products are also likely to decrease over the next fiscal year below levels we have historically experienced. Because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to do so again in the future.

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

    The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced, and is currently experiencing, significant downturns, often connected with, or in anticipation of, maturing product cycles of both integrated circuit companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The current downturn and any future downturns may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in us having excess inventory.

    Furthermore, any upturn in the integrated circuit industry could result in increased competition for access to third-party foundry, assembly and test capacity.

WE ARE DEPENDENT UPON THE HARD DISK DRIVE INDUSTRY, WHICH IS HIGHLY CYCLICAL AND EXPERIENCES RAPID TECHNOLOGICAL CHANGE.

    Sales to customers in the hard disk drive industry represented approximately 45% of our net revenue in the first three months of fiscal 2002. The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

    Rapid technological changes in the hard disk drive industry often result in significant and rapid shifts in market share among the industry's participants. If the hard disk drive manufacturers supplied by our customers do not retain or increase market share, our sales may decrease.

WHEN DEMAND FOR FOUNDRY CAPACITY IS HIGH, WE MAY TAKE VARIOUS ACTIONS TO TRY TO SECURE SUFFICIENT CAPACITY, WHICH MAY BE COSTLY AND HARM OUR OPERATING RESULTS.

    Availability of foundry capacity has in the recent past been reduced due to strong demand. In order to secure sufficient foundry capacity when demand is high, we may enter into various arrangements with suppliers that could be costly and harm our operating results, including:

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

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE.

    We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. As of April 30, 2001, we have been issued several United States patents and have a number of pending United States patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

WE ARE SUBJECT TO UNCERTAINTY REGARDING HOW THE UNITED STATES FEDERAL INCOME TAX LAWS APPLY TO OUR BUSINESS. IF OUR APPLICATION OF THE TAX CODE IS INCORRECT, OUR OPERATING RESULTS COULD BE HARMED.

    As a Bermuda corporation, we are subject to United States federal income tax at regular corporate rates and to United States branch profits tax, in each case to the extent that our income is effectively connected with the conduct of a trade or business in the United States. The determination of whether income of a foreign corporation is effectively connected with the conduct of a trade or business in the United States and, therefore, is subject to United States tax, involves a consideration of all the facts and circumstances and the application of legal standards that are uncertain. There have been few court cases or rulings by the Internal Revenue Service addressing the application of these legal standards, and we believe that none of these cases or rulings relate to facts precisely like ours. Our position is that our business operations do not generate any income that is effectively connected with a United States trade or business. Because of the uncertainty as to how United States federal income tax laws apply to the way we conduct our business, we believe the Internal Revenue Service may disagree with our past or future positions as to the amount of effectively connected income that we earn. Therefore, if our positions are disallowed, the amount we have accrued in our financial statements for United States federal income taxes may be insufficient to the extent of the difference between the income tax rate ultimately determined to apply and the tax rate that we have used to accrue for income taxes in our financial statements. In addition, we could be required to make significant cash payments for back taxes and interest based on the difference between the income tax rate ultimately determined to apply and the effective rate at which we paid those taxes.

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

    As of April 30, 2001, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 52% of the outstanding shares our common stock. Additionally, Sehat Sutardja and Weili Dai are husband and wife and Sehat Sutardja and Pantas Sutardja are brothers. All three are directors and together they held approximately 31% of our outstanding common stock as of April 30, 2001. As a result, if the directors and officers as a group or any of Sehat Sutardja, Pantas Sutardja and Weili Dai act together, they will significantly influence, and will likely control, the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK
PRICE.

    Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of April 30, 2001, we had 115,486,942 shares of common stock outstanding. None of these shares are currently subject to any underwriter's lock-up agreements. The market price of our stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   INTEREST RATE RISK. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of April 30, 2001, our cash equivalents and short-term investments consisted of money market securities; corporate debt securities; State, county and municipal debt securities; and foreign government securities. Due to the short-term nature of our investment portfolio, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

   FOREIGN CURRENCY EXCHANGE RISK. All of our sales and the majority of our expenses to date have been denominated in United States dollars, and, as a result, we have relatively little exposure to foreign currency exchange risk. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases, we may choose to hedge those exposures in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are party to claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, we do not believe that these matters will result in our payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this report:

    10.13 Technology License Agreement dated April 23, 2001 by and between Marvell International Limited and ARM Limited

    (b) Reports on Form 8-K:

        On February 5, 2001, we filed a current report on Form 8-K in connection with the completion of our acquisition of Galileo Technology Ltd.

        On February 23, 2001, we filed a current report on Form 8-K in connection with the issuance of a press release dated February 22, 2001 announcing our fiscal 2001 fiscal year and fourth quarter results.

        On March 20, 2001, we filed amendment No. 1 to our current report on Form 8-K filed on February 5, 2001, reporting additional financial information related to our acquisition of Galileo Technology Ltd.

        On April 6, 2001, we filed a current report on Form 8-K in connection with our issuance of a press release dated April 5, 2001, which updated our first quarter and fiscal 2002 financial outlook.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARVELL TECHNOLOGY GROUP LTD.




         June 12, 2001                  By:      /s/ GEORGE A. HERVEY
    -----------------------                  -----------------------------------
            Date                             George A. Hervey
                                             Vice President and Chief Financial
                                             Officer

                                  EXHIBIT INDEX


 Exhibit
  Number                              Description
-----------   ------------------------------------------------------------------
  10.13       Technology License Agreement dated April 23, 2001 by and between
              Marvell International Limited and ARM Limited*

-----------

* Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.