Form 10-Q
period 2001-07-28
MARVELL TECHNOLOGY GROUP LTD
filed 2001-09-12
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 28, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number: 0-30877

Marvell Technology Group Ltd.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	77-0481679 (I.R.S. Employer Identification No.)

4th Floor, Windsor Place, 22 Queen Street, P.O. Box HM 1179, Hamilton, HM EX, Bermuda
(Address, including Zip Code, of Principal Executive Offices)

(441) 296-6395
(Registrant’s telephone number, including area code)

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

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at July 28, 2001

Common stock, $0.002 par value	116,322,260

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

ASSETS

	July 31,	January 31,
	2001	2001

Current assets:

Cash and cash equivalents	$174,203	$184,128

Short-term investments	41,176	39,935

Accounts receivable, net of allowances of $1,198 and $1,218	38,016	37,543

Inventory	24,730	30,924

Prepaid expenses and other current assets	10,791	7,717

Deferred income taxes	3,762	3,762

Total current assets	292,678	304,009

Property and equipment, net	33,892	31,184

Goodwill and acquired intangible assets	1,891,823	2,100,839

Other noncurrent assets	15,408	11,454

Total assets	$2,233,801	$2,447,486

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$27,162	$24,818

Accrued liabilities	8,286	9,521

Accrued employee compensation	9,865	7,802

Accrued acquisition costs	204	29,530

Income taxes payable	11,731	9,998

Deferred revenue	5,142	6,516

Capital lease obligations	—	37

Total current liabilities	62,390	88,222

Long-term liabilities	5,902	2,598

Total liabilities	68,292	90,820

Shareholders’ equity:

Common stock, $0.002 par value; 242,000 shares authorized; 116,322 and 115,337 shares issued and outstanding	233	231

Additional paid-in capital	2,627,011	2,617,490

Deferred stock-based compensation	(19,905)	(28,113)

Accumulated other comprehensive income	1,294	19

Accumulated deficit	(443,124)	(232,961)

Total shareholders’ equity	2,165,509	2,356,666

Total liabilities and shareholders’ equity	$2,233,801	$2,447,486

See notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Net revenue	$68,649	$32,175	$132,879	$61,839

Operating costs and expenses:

Cost of goods sold (1)	31,419	15,080	61,580	28,260

Research and development (1)	21,843	7,812	41,909	13,930

Selling and marketing (1)	10,103	5,595	19,648	9,679

General and administrative (1)	3,734	1,427	6,719	2,931

Amortization of stock-based compensation	4,095	2,223	8,208	4,484

Amortization of goodwill and acquired intangible assets	104,508	—	209,016	—

Total operating costs and expenses	175,702	32,137	347,080	59,284

Operating income (loss)	(107,053)	38	(214,201)	2,555

Interest and other income, net	2,459	794	5,426	1,034

Income (loss) before income taxes	(104,594)	832	(208,775)	3,589

Provision for income taxes	603	208	1,388	897

Net income (loss)	$(105,197)	$624	$(210,163)	$2,692

Net income (loss) per share:

Basic	$(0.93)	$0.01	$(1.86)	$0.05

Diluted	$(0.93)	$0.01	$(1.86)	$0.03

Weighted average shares:

Basic	113,714	54,910	113,115	50,702

Diluted	113,714	90,056	113,115	87,426

(1)	Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$81	$112	$163	$226

Research and development	2,682	906	5,375	1,828

Selling and marketing	724	1,076	1,451	2,170

General and administrative	608	129	1,219	260

	$4,095	$2,223	$8,208	$4,484

See notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 31,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(210,163)	$2,692

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	7,611	1,811

Amortization of stock-based compensation	8,208	4,484

Amortization of goodwill and acquired intangible assets	209,016	—

Changes in assets and liabilities:

Accounts receivable	(473)	(1,119)

Inventory	6,194	(5,989)

Prepaid expenses and other assets	(3,287)	(5,765)

Accounts payable	2,344	4,509

Accrued liabilities	(2,902)	3,885

Accrued employee compensation	2,063	538

Income taxes payable	998	420

Deferred revenue	(1,374)	619

Net cash provided by operating activities	18,235	6,085

Cash flows from investing activities:

Increase in restricted cash	—	(3,068)

Purchases of short-term investments	(9,038)	—

Maturities of short-term investments	13,007	—

Purchases of investments	(667)	—

Acquisition costs	(29,326)	—

Purchases of property and equipment	(9,706)	(4,722)

Purchases of technology licenses	(1,916)	—

Net cash used in investing activities	(37,646)	(7,790)

Cash flows from financing activities:

Proceeds from the issuance of convertible preferred stock	—	403

Proceeds from the issuance of common stock	9,635	97,038

Repurchases of common stock	(112)	—

Principal payments on capital lease obligations	(37)	(38)

Net cash provided by financing activities	9,486	97,403

Net increase (decrease) in cash and cash equivalents	(9,925)	95,698

Cash and cash equivalents at beginning of period	184,128	16,600

Cash and cash equivalents at end of period	$174,203	$112,298

See notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   The Company and its Significant Accounting Policies

The Company

     Marvell Technology Group Ltd. (the “Company”), a Bermuda company, was incorporated on January 11, 1995. The Company designs, develops and markets integrated circuits utilizing proprietary communications mixed-signal processing, or CMSP, and digital signal processing technologies for the communications and storage markets. On January 21, 2001, the Company completed its acquisition of Galileo Technology Ltd. (“Galileo”), an Israeli corporation. Galileo develops high-performance communications internetworking and switching products for the broadband communications market.

Basis of presentation

     The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. For presentation purposes, the financial statements and notes refer to January 31 as the Company’s year-end and April 30, July 31 and October 31 as the Company’s quarter-ends.

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2001, the results of its operations for the three and six months ended July 31, 2001 and 2000, and its cash flows for the six months ended July 31, 2001 and 2000. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Revenue recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of the Company’s sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return is deferred until the distributors sell the product to end customers. Development revenue is recognized under the percentage-of-completion method, with the associated costs included in research and development expense.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Available-for-sale securities

     The fair value and amortized cost of available-for-sale securities are presented in the following tables (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of July 31, 2001	Cost	Gains	Losses	Value

Corporate debt securities	$37,465	$66	$—	$37,531

State, county and municipal debt securities	23,255	—	(24)	23,231

Foreign government securities	12,669	—	(113)	12,556

Equity securities	3,200	2,100	—	5,300

	76,589	2,166	(137)	78,618

Less amounts classified as cash equivalents	(37,442)	—	—	(37,442)

Short-term investments	$39,147	$2,166	$(137)	$41,176

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of January 31, 2001	Cost	Gains	Losses	Value

Corporate debt securities	$41,832	$3	$—	$41,835

State, county and municipal debt securities	27,699	16	—	27,715

Foreign government securities	13,888	—	—	13,888

Equity securities	—	—	—	—

	83,419	19	—	83,438

Less amounts classified as cash equivalents	(43,503)	—	—	(43,503)

Short-term investments	$39,916	$19	$—	$39,935

Inventory

     Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	July 31,	January 31,
	2001	2001

Work-in-process	$15,021	$15,530

Finished goods	9,709	15,394

	$24,730	$30,924

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net income (loss) per share

     The Company reports both basic net income (loss) per share, which is based upon the weighted average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares. The computations of basic and diluted net income (loss) per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Numerator:

Net income (loss)	$(105,197)	$624	$(210,163)	$2,692

Denominator:

Weighted average shares of common stock outstanding	115,944	61,521	115,643	55,603

Less: unvested common shares subject to repurchase	(2,230)	(6,611)	(2,528)	(4,901)

Weighted average shares – basic	113,714	54,910	113,115	50,702

Effect of dilutive securities-

Unvested common shares subject to repurchase	—	6,611	—	4,901

Convertible preferred stock and warrants	—	17,974	—	22,268

Common stock options	—	10,561	—	9,555

Weighted average shares – diluted	113,714	90,056	113,115	87,426

Basic net income (loss) per share	$(0.93)	$0.01	$(1.86)	$0.05

Diluted net income (loss) per share	$(0.93)	$0.01	$(1.86)	$0.03

     Options to purchase 21,985,000 common shares at a weighted average exercise price of $13.34 per share have been excluded from the computations of diluted net loss per share for the three and six months ended July 31, 2001 as their effect would have been anti-dilutive. Additionally, 2,230,000 and 2,528,000 common shares subject to repurchase by the Company have been excluded from the computations of diluted net loss per share for the three and six months ended July 31, 2001, respectively, as their effect would have been anti-dilutive.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive income (loss)

     The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The components of comprehensive income (loss), net of tax, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Net income (loss)	$(105,197)	$624	$(210,163)	$2,692

Other comprehensive income:

Unrealized gains on available-for-sale investments	1,254	—	1,275	—

Total comprehensive income (loss)	$(103,943)	$624	$(208,888)	$2,692

     Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments, net of tax.

2. Acquisition

     On January 21, 2001, the Company acquired all of the outstanding capital stock of Galileo Technology Ltd. in exchange for 29,110,455 shares of the Company’s common stock and options to purchase 6,826,407 shares of the Company’s common stock. The acquisition was accounted for using the purchase method of accounting, and the operating results of Galileo have been included in the Company’s consolidated financial statements from the date of acquisition. The total purchase price was approximately $2.5 billion, and the allocation is presented in the following table (in thousands):

Net tangible assets	$125,710

Intangible assets:

Goodwill	1,674,142

Developed technology	388,955

Trade name	33,241

Workforce	12,532

Deferred stock-based compensation	19,837

In-process research and development	234,874

Total	$2,489,291

     Goodwill is being amortized on a straight-line basis over its estimated economic life of five years. Other intangible assets are being amortized on a straight-line basis over their estimated economic lives of between five and ten years. Deferred stock-based compensation, which relates to the intrinsic value of the unvested Galileo stock options assumed, is being amortized on an accelerated basis over the remaining vesting period of the individual awards. In-process research and development, which was determined based on an appraisal completed by an independent third party using established valuation techniques in the high-technology industry, was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

     The pro forma information below assumes that Galileo had been acquired at the beginning of fiscal 2001 and includes the effect of amortization of goodwill, other intangible assets and deferred stock-based compensation from that date. The impact of charges for purchased in-process research and development has been excluded. This data is presented for informational purposes only and is not necessarily indicative of the results of future operations or the results that would have been achieved had the acquisition taken place on that date. The pro forma information is presented in the following table (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 31, 2000	July 31, 2000

Net revenue	$56,493	$106,309

Net loss	$(100,803)	$(203,760)

Basic net loss per share	$(1.20)	$(2.55)

Diluted net loss per share	$(1.20)	$(2.55)

3. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS 141 on July 1, 2001 and the adoption did not have a significant impact on its financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations, although amortization of goodwill recorded in conjunction with the Company’s acquisition of Galileo will cease. The Company will adopt SFAS 142 in the first quarter of fiscal 2003.

4. Subsequent Events

     Since July 31, 2001, several securities class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company’s June 2000 initial public offering (“IPO”). The complaints allege that the underwriters in the IPO received excessive and undisclosed commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased the Company’s stock in the after-market for the purpose of artificially inflating the price of the Company’s shares. At the filing of this quarterly report, the Company is informed and believes that at least two such class action complaints have also been filed in the United States District Court for the Southern District of New York against the Company and some of its officers and directors in addition to the underwriters. The Company believes that the claims asserted against the Company and its officers and directors are without merit, and intends to defend these claims vigorously.

     The Company anticipates that additional, substantially identical lawsuits may be brought and further anticipates that all such lawsuits will eventually be coordinated or consolidated with one another. Various plaintiffs have filed similar actions asserting virtually identical allegations against numerous other companies and, to date, there have been no significant developments in the litigation. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled “Additional Factors That May Affect Future Results,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q are identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-Q. You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our 2001 Annual Report on Form 10-K, that attempt to advise you of the risks and factors that may affect our business.

Overview

     We design, develop and market integrated circuits using proprietary communications mixed-signal and digital signal processing technology for the communications and storage markets. Our products provide the critical interface between analog signals and the digital information used in computing and communications systems and enable our customers to store and transmit digital information reliably and at high speeds. We were founded in 1995, and our business has grown rapidly since inception. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. in a stock-for-stock transaction for aggregate consideration of $2.5 billion. Galileo develops high-performance communications internetworking and switching products for the broadband communications market. The acquisition has been accounted for using the purchase method of accounting, and the operating results of Galileo have been included in our consolidated financial statements from the date of acquisition.

     In the communications market, our products include Fast Ethernet and Gigabit Ethernet physical layer devices, switched Ethernet controllers and processors, system controllers and wide area network communication controllers. We are also committing resources to the development of wireless local area network products. Our primary customers for our communications products are leading manufacturers of high speed networking equipment.

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

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the six months ended July 31, 2001, approximately 44% of our net revenue was derived from sales to three customers, each of whom individually accounted for 10% or more of our net revenue. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 79% of our net revenue for the six months ended July 31, 2001. Because many manufacturers and manufacturing subcontractors of communications and storage devices are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to customers in that region. All of our sales to date have been denominated in United States dollars.

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

     Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. For presentation purposes, the financial statements and notes refer to January 31 as our year-end and April 30, July 31 and October 31 as our quarter-ends.

Results of Operations

     The following table sets forth information derived from our condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

Net revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:

Cost of goods sold	45.8	46.9	46.3	45.7

Research and development	31.8	24.3	31.5	22.5

Selling and marketing	14.7	17.4	14.8	15.7

General and administrative	5.4	4.4	5.1	4.7

Amortization of stock-based compensation	6.0	6.9	6.2	7.3

Amortization of goodwill and acquired intangible assets	152.2	—	157.3	—

Total operating costs and expenses	255.9	99.9	261.2	95.9

Operating income (loss)	(155.9)	0.1	(161.2)	4.1

Interest and other income, net	3.6	2.5	4.1	1.7

Income (loss) before income taxes	(152.3)	2.6	(157.1)	5.8

Provision for income taxes	(0.9)	(0.7)	(1.1)	(1.4)

Net income (loss)	(153.2)%	1.9%	(158.2)%	4.4%

     Net Revenue. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to our customers, net of accruals for estimated sales returns and allowances. However, some of our sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return is deferred until the distributors sell the product to end customers. Development revenue is recognized under the percentage-of-completion method, with the associated costs included in research and development expense.

     Net revenue was $68.7 million for the three months ended July 31, 2001 compared to $32.2 million for the three months ended July 31, 2000. Net revenue was $132.9 million for the six months ended July 31, 2001 compared to $61.8 million for the six months ended July 31, 2000. The increases in net revenue reflect a significant increase in volume shipments of our communications products during the three and six months ended July 31, 2001, in part due to our acquisition of Galileo, as well as an increase in development revenue in both the three and six months ended July 31, 2001. Revenue from communications products totaled $31.8 million in the second quarter of fiscal 2002 compared to $2.6 million in the second quarter of fiscal 2001 and totaled $67.4 million in the first six months of fiscal 2002 compared to $3.1 million in the first six months of fiscal 2001. Revenue from storage products was $36.8 million in the second quarter of fiscal 2002 compared to $29.6 million in the second quarter of fiscal 2001 and was $65.5 million in the first six months of fiscal 2002 compared to $58.7 million in the first six months of fiscal 2001. We expect that revenue from storage products for fiscal 2002 will increase modestly from the level of revenue from storage products we reported in fiscal 2001. However, we expect significant growth in revenue from communications products in fiscal 2002 compared to fiscal 2001, in part due to our acquisition of Galileo.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin, which is calculated as net revenue less cost of goods sold, as a percentage of net revenue, increased to 54.2% in the three months ended July 31, 2001 from 53.1% in the three months ended July 31, 2000. Gross margin decreased to 53.7% in the six months ended July 31, 2001 from 54.3% in the six months ended July 31, 2000. The increase in gross margin in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 was primarily due to an increase in development revenue in the second quarter of fiscal 2002. The costs associated with contracted development work are included in research and development expense. The increase in gross margin attributable to the increase in development revenue was partially offset by a decrease in gross margin on our storage products due to a product mix change and increased pricing pressures from our customers as well as from our competitors. The decrease in gross margin in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 primarily resulted from decreases in gross margin on our storage products due to product mix changes and increased pricing pressures from our customers as well as from our competitors. The decrease in storage product gross margin was partially offset by an increase in margins due to an increase in development revenue in the first six months of fiscal 2002 compared to the first six months of fiscal 2001. Our gross margins may decrease in future periods due to changes in the mix of products sold, increased pricing pressures from our customers and competitors, and reduced development revenues.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation expense, and allocated occupancy costs for these operations. Research and development expense was $21.8 million, or 31.8% of net revenue, for the three months ended July 31, 2001 compared to $7.8 million, or 24.3% of net revenue, for the three months ended July 31, 2000. Research and development expense was $41.9 million, or 31.5% of net revenue, for the six months ended July 31, 2001 compared to $13.9 million, or 22.5% of net revenue, for the six months ended July 31, 2000. The increase in research and development expense in absolute dollars in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 was primarily due to the hiring of additional development personnel and the addition of Galileo’s development personnel which resulted in an increase in salary and related costs of $8.1 million, increased costs of $1.0 million for prototype and related product tape-out costs for new product initiatives, increased depreciation expense of $1.5 million arising from purchases of property and equipment and the additional depreciation expense recorded on Galileo’s property and equipment, and increased facility and other allocated expenses of $2.0 million related to our expanding operations. The increase in research and development expense in absolute dollars in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 was primarily due to the hiring of additional development personnel and the addition of Galileo’s development personnel which resulted in an increase in salary and related costs of $16.2 million, increased costs of $2.4 million for prototype and related product tape-out costs for new product initiatives, increased depreciation expense of $3.0 million arising from purchases property and equipment and the additional depreciation expense recorded on Galileo’s property and equipment, and increased facility and other allocated expenses of $3.8 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars and as a percentage of revenue in future periods as we develop new products, expand into new markets and technologies, and hire additional personnel.

     Selling and Marketing. Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $10.1 million, or 14.7% of net revenue, for the three months ended July 31, 2001 compared to $5.6 million, or 17.4% of net revenue, for the three months ended July 31, 2000. Selling and marketing expense was $19.6 million, or 14.8% of net revenue, for the six months ended July 31, 2001 compared to $9.7 million, or 15.7% of net revenue, for the six months ended July 31, 2000. The increase in selling and marketing expense in absolute dollars in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 was primarily due to the hiring of additional sales and marketing personnel and the addition of Galileo’s sales and marketing personnel which resulted in an increase in salary and related costs of $2.0 million and increased facility and other allocated expenses of $900,000 related to our expanding operations. The increase in selling and marketing expense in absolute dollars in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 was primarily due to the hiring of additional sales and marketing personnel and the addition of Galileo’s sales and marketing personnel which resulted in an increase in salary and related costs of $4.7 million, increased sales commissions of $1.2 million, and increased facility and other allocated expenses of $1.8 million related to our expanding operations. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel, expand our sales and marketing efforts, particularly in the communications market, and pay increased sales commissions.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. General and administrative expense was $3.7 million, or 5.4% of net revenue, for the three months ended July 31, 2001 compared to $1.4 million, or 4.4% of net revenue, for the three months ended July 31, 2000. General and administrative expense was $6.7 million, or 5.1% of net revenue, for the six months ended July 31, 2001 compared to $2.9 million, or 4.7% of net revenue, for the six months ended July 31, 2000. The increase in general and administrative expense in absolute dollars in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 was primarily due to the hiring of additional administrative personnel and the addition of Galileo’s administrative personnel which resulted in an increase in salary and related costs of $1.1 million, and increased legal and other professional fees of $700,000 due to our expanding operations. The increase in general and administrative expense in absolute dollars in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 was primarily due to the hiring of additional administrative personnel and the addition of Galileo’s administrative personnel which resulted in an increase in salary and related costs of $2.2 million, and increased legal and other professional fees of $1.1 million due to our expanding operations. We expect that general and administrative expense will decrease in absolute dollars in the third quarter of fiscal 2002 compared to the second quarter of fiscal 2002 as we begin to implement cost saving measures. Due to the current economic slowdown in the technology sector and existing market conditions, we are currently unable to assess the trend of general and administrative expense beyond the third quarter of fiscal 2002. However, based upon our past experience we expect that general and administrative expenses will increase in absolute dollars over the long term as we hire additional administrative personnel and incur increased legal and other costs associated with our expanding operations.

     Amortization of Stock-Based Compensation. We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the assumption of stock options as a result of our acquisition of Galileo. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. Amortization of stock-based compensation was $4.1 million, or 6.0% of net revenue, for the three months ended July 31, 2001 compared to $2.2 million, or 6.9% of net revenue, for the three months ended July 31, 2000. Amortization of stock-based compensation was $8.2 million, or 6.2% of net revenue, for the six months ended July 31, 2001 compared to $4.5 million, or 7.3% of net revenue, for the six months ended July 31, 2000. The increases in amortization expense in absolute dollars in the second quarter and first six months of fiscal 2002 compared to the second quarter and first six months of fiscal 2001 primarily resulted from additional amounts of deferred stock-based compensation being recorded in the fourth quarter of fiscal 2001 due to the assumption of stock options in connection with our acquisition of Galileo.

     Amortization of Goodwill and Acquired Intangible Assets. In connection with the acquisition of Galileo in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Goodwill is being amortized over its estimated economic life of five years, and acquired intangible assets are being amortized over their estimated economic lives of five to ten years. Goodwill and acquired intangible asset amortization expense was $104.5 million, or 152.2% of net revenue, for the three months ended July 31, 2001. Goodwill and acquired intangible asset amortization expense was $209.0 million, or 157.3% of net revenue, for the six months ended July 31, 2001.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We will adopt SFAS 142 on February 1, 2002. As a result, we will discontinue amortization of goodwill at that time. We will also perform the first required impairment tests of goodwill and intangible assets under SFAS 142 as of February 1, 2002. We have not yet determined the effect these tests will have on our financial position or results of operations.

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash, cash equivalent and short-term investment balances, offset by interest paid on capital lease obligations. Interest and other income, net was $2.5 million for the three months ended July 31, 2001 compared to $794,000 for the three months ended July 31, 2000. Interest and other income, net was $5.4 million for the six months ended July 31, 2001 compared to $1.0 million for the six months ended July 31, 2000. The increases in interest and other income, net was due to interest being earned on higher invested cash balances in the second quarter and first six months of fiscal 2002 compared to the second quarter and first six months of fiscal 2001. The net proceeds from our initial public offering of common stock in June 2000, as well as the net cash received as a result of our acquisition of Galileo in January 2001, contributed to the significant increase in interest and other income, net in these periods.

     Provision for Income Taxes. Our effective tax rate was (1%) for the three and six months ended July 31, 2001 compared to 25% for the three and six months ended July 31, 2000. Our effective rates for the second quarter and first six months of fiscal 2002 were affected by stock-based compensation expense as well as non-deductible expenses relating to our acquisition of Galileo in the fourth quarter of fiscal 2001, which was recorded using the purchase method of accounting. Excluding the effect of stock-based compensation expense and non-deductible, acquisition-related expenses, our effective tax rate for the second quarter and first six months of fiscal 2002 was 15%. Our effective tax rate has decreased to 15% in the second quarter and first six months of fiscal 2002 from 25% in the second quarter and first six months of fiscal 2001 as a result of our acquisition of Galileo in the fourth quarter of fiscal 2001. A substantial majority of Galileo’s pretax income is generated in Israel, where Galileo’s operations have Approved Enterprise Status. This status provides us with a tax holiday on undistributed Israeli income. We anticipate that we will start paying some income tax on operations in Israel beginning in 2004.

Liquidity and Capital Resources

     Our principal source of liquidity as of July 31, 2001 consisted of $215.4 million of cash, cash equivalents and short-term investments. We raised net proceeds of $94.0 million through our initial public offering in June 2000. In addition, we received $70.0 million of cash and cash equivalents and $39.9 million of short-term investments, before acquisition costs, as a result of our acquisition of Galileo in January 2001.

     Net cash provided by operating activities was $18.2 million for the six months ended July 31, 2001 and $6.1 million for the six months ended July 31, 2000. The cash inflow from operations in the first six months of fiscal 2002 was primarily a result of our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses), a decrease in inventory, and increases in accounts payable and accrued employee compensation, partially offset by increases in prepaid expenses and other assets and a decrease in accrued liabilities. The cash inflow from operations in the first six months of fiscal 2001 was primarily due to our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses) and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable, inventory, prepaid expenses and other assets. Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis with net 30-day payment terms. If our sales levels were to increase, it is likely that our levels of accounts receivable would also increase. Our levels of accounts receivable would also increase if customers delayed their payments. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

     Net cash used in investing activities was $37.6 million for the six months ended July 31, 2001 and $7.8 million for the six months ended July 31, 2000. The net cash used in investing activities in the first six months of fiscal 2002 was primarily due to the payment of $29.3 million of accrued acquisition costs relating to our acquisition of Galileo, purchases of property and equipment of $9.7 million, and purchases of short-term investments of $9.0 million, partially offset by the proceeds from maturities of short-term investments of $13.0 million. The net cash used in investing activities in the first six months of fiscal 2001 was due to purchases of property and equipment of $4.7 million as well as an increase in restricted cash of $3.1 million. The increase in restricted cash related to an investment in a certificate of deposit with a United States bank as security for a standby letter of credit with a foundry. The standby letter of credit expired on September 1, 2000.

     Net cash provided by financing activities was $9.5 million for the six months ended July 31, 2001 and $97.4 million for the six months ended July 31, 2000. In the first six months of fiscal 2002, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans and our employee stock purchase plan. In the first six months of fiscal 2001, net cash provided by financing activities resulted from the proceeds of our initial public offering of common stock in June 2000 as well as proceeds from the exercise of stock options.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of July  31, 2001, our foundries had incurred approximately $12.3 million of manufacturing expenses on our outstanding purchase orders.

     We believe that our existing cash and investment balances and cash generated by operations are sufficient to meet our capital requirements for at least the next 12 months. After this period, capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses. To the extent that our existing cash and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. Although we currently are not a party to any agreement or letter of intent with respect to a potential acquisition or strategic arrangement, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. SFAS 41 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We adopted SFAS 141 on July 1, 2001 and the adoption did not have a significant impact on our financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations, although amortization of goodwill recorded in conjunction with our acquisition of Galileo will cease. We will adopt SFAS 142 in the first quarter of fiscal 2003.

Additional Factors That May Affect Future Results

     In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following additional factors may affect our future results. Many of these factors are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

We have experienced a recent slowdown in the worldwide economy which has negatively affected our revenues and our results of operations in fiscal 2002. If economic conditions worsen, our revenues and results of operations in the remainder of fiscal 2002 and beyond will be materially and aversely affected.

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

We have depended on sales of our storage products for a significant portion of our revenue to date, and Galileo has depended on sales of its system controllers and Ethernet LAN controllers for a significant portion of its revenue to date. Significant reductions in orders for these products, or the devices into which such products are incorporated, would significantly reduce our net revenue.

     A significant portion of our revenue to date has been derived from sales of our storage products. In fiscal 2000 and 2001, we experienced rapid growth in sales of our storage products; however, we anticipate that our sales for these products in fiscal 2002 will increase modestly from the level of sales we reported for these products in fiscal 2001.

     Our storage products are incorporated into storage devices by our customers primarily for sale to the personal computer and computer server markets. Any reduction in the demand for storage devices that incorporate our products would result in reduced demand for our products and would harm our sales. The storage market is rapidly evolving and is subject to substantial fluctuation. For example, the storage market may be affected by:

•	shifts in market share among storage device manufacturers, driven by technological advances, price reductions, the level of end-user satisfaction with the storage devices and the level of support provided to the end-users; and

•	fluctuations in the market for computing devices and products containing storage devices.

     In addition, a significant portion of Galileo’s revenue to date has been derived from sales of its system controllers and switched Ethernet LAN controllers, and we expect that a significant portion of its revenues will continue to come from these products.

     Unless we are able to diversify our sales through increased sales of our existing broadband communications products and the introduction of new broadband communications and integrated storage products, we will continue to be dependent on sales of our storage products and on Galileo’s system controllers and switched Ethernet LAN controllers.

We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.

     For the six months ended July 31, 2001, approximately 44% of our net revenue was derived from sales to three customers, each of whom individually accounted for 10% or more of our net revenue. In fiscal 2001, approximately 67% of our net revenue was derived from sales to three customers who individually accounted for 10% or more of our net revenue, and in fiscal 2000, approximately 98% of our net revenue was derived from sales to five customers who individually accounted for 10% or more of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts from them would likely seriously harm our results of operations and financial condition. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

•	we do not have any long-term purchase arrangements or contracts with these or any of our other customers or exclusive arrangements with any customers;

•	substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty; and

•	our customers purchase integrated circuits from our competitors.

     Our customers may also discontinue sales in the markets for which they purchase our products.

If we are unable to develop new and enhanced products that achieve market acceptance in a timely manner, our operating results and competitive position will be harmed.

     Our future success will depend on our ability, in a timely and cost-effective manner, to develop new products for the broadband communications market and to introduce enhancements to our products for the storage market. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. In particular, we have a limited history in developing products for the broadband communications market and may encounter technical difficulties in developing 10 Gigabit Ethernet fiber-optic or other products for this market that could prevent or delay the successful introduction of these products. Unanticipated problems in developing broadband communications products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements for the storage market, and could substantially increase our costs. Even if the new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of these products in a timely manner.

     Successful product development and market acceptance of our products depends on a number of factors, including:

•	timely and cost-effective completion and introduction of new product designs;

•	adoption of our products by customers that are among the first to adopt new technologies and by customers perceived to be market leaders;

•	timely qualification and certification of our products for use in our customers’ products;

•	the level of acceptance of our products by existing and potential customers;

•	cost and availability of foundry, assembly and testing capacity;

•	availability, price, performance, power, use and size of our products and competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of our relationships with existing and potential customers and strategic partners; and

•	our ability to predict and respond to changes in technology, industry standards or end-user preferences.

Our acquisition of Galileo and any future acquisitions could harm our operating results and share price.

     We expect to continue to make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market segment coverage, or enhance our technological capabilities. These acquisitions could materially adversely affect our operating results as a result of possible concurrent issuances of dilutive equity securities. In addition, the purchase price of such acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill and other intangible assets, which could result in significant amortization or impairment charges in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

     We acquired Galileo Technology Ltd. on January 21, 2001. We accounted for this acquisition using the purchase method of accounting, and the results of Galileo’s operations are included in our consolidated financial statements from the date of acquisition. The excess of cost over the fair value of the net tangible assets acquired from our acquisition of Galileo has been recorded as goodwill, other intangible assets and deferred stock-based compensation, all of which are currently being amortized by charges to operations. The acquisition of Galileo resulted in goodwill of approximately $1.7 billion, other intangible assets of approximately $435.7 million and deferred stock-based compensation of approximately $19.8 million. Goodwill is being amortized over its estimated economic life of five years, other intangible assets are being amortized over their estimated economic lives of between five and ten years, and deferred stock-based compensation is being amortized over the remaining option vesting periods of no more than four years. We will record significant amounts of amortization expense over the estimated economic lives of these intangible assets and over the remaining option vesting periods, which will have a significant negative impact on our operating results and could cause our stock price to decline.

     Under current generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Over the last several months, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. If such trends continue or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our intangible assets may not be recoverable, we will be required to perform an impairment review of these assets, which have a carrying value of approximately $1.9 billion as of July 31, 2001. An impairment review could result in a write-down of these assets to their fair values. In light of the large carrying value associated with our intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined.

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

     Integrating the operations of Galileo with ours is a difficult, time consuming and costly task. While we have begun the process of integrating several of our operations with those of Galileo, the completion of that integration may distract management from our day-to-day business. We must successfully integrate, among other things:

•	product offerings;

•	product development, sales and marketing;

•	customer service functions;

•	research and development; and

•	management information systems.

     Among the challenges in integrating the companies is demonstrating to our respective customers that the acquisition has not and will not result in an adverse change in business focus and persuading the companies’ personnel that the business cultures are compatible. In addition, Galileo operates in some locations in which we did not otherwise operate. Therefore, to successfully integrate Galileo’s operations, we will need to retain management, key employees and business partners of Galileo. If we are not able to effectively complete the integration of our operations, technology and personnel in a timely and efficient manner, we will not realize the benefits we expected from the acquisition. In particular, if the integration is not successful:

•	our operating results may be harmed;

•	we may lose key personnel;

•	we may not be able to retain or expand our market position; and

•	the market price of our common stock may decline.

Galileo is incorporated under the laws of, and its principal offices are located in, the State of Israel and therefore its business operations may be harmed by adverse political, economic and military conditions affecting Israel.

     Galileo is both incorporated under the laws of and has its principal offices in the State of Israel. In addition, Galileo maintains its research and development operations in Israel. Thus, Galileo is directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving or within Israel could disrupt Galileo’s research and development and other business operations. For example, continued hostilities between Israel and the Palestinian Authority in recent months caused substantial political unrest, which could lead to a potential economic downturn in Israel. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could reduce Galileo’s sales and its financial results. A number of countries restrict business with Israel or Israeli companies, and if the countries in which Galileo’s customers or potential customers conduct their businesses adopt restrictive laws or policies toward Israel or Israeli businesses this could harm Galileo’s ability to retain or increase its sales.

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

Because we do not have long-term commitments from our customers, we must estimate customer demand, and errors in our estimates can have negative effects on our inventory levels, sales and operating results.

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

     We do not have our own manufacturing, assembly or testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on Taiwan Semiconductor Manufacturing Company to produce substantially all of our integrated circuit products. We also currently rely on Taiwan Semiconductor and other third-party assembly and test subcontractors to assemble, package and test our products. If these vendors do not provide us with high quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. Other significant risks associated with relying on these third-party vendors include:

•	our customers or their customers may fail to approve or delay approving our selected supplier;

•	we have reduced control over product cost, delivery schedules and product quality;

•	the warranties on wafers or products supplied to us are limited; and

•	we face increased exposure to potential misappropriation of our intellectual property.

     We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. None of our third-party foundry or assembly and test subcontractors have provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. These foundries may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, foundry customers that are larger and better financed than us or that have long-term agreements with these foundries may cause these foundries to reallocate capacity to those customers, decreasing the capacity available to us. If we need another integrated circuit foundry or assembly and test subcontractor because of increased demand or the inability to obtain timely and adequate deliveries from our providers at the time, we might not be able to develop relationships with other vendors who are able to satisfy our requirements. Even if other integrated circuit foundries or assembly and test subcontractors are available at that time to satisfy our requirements, it would likely take several months to acquire a new provider. Such a change may also require the approval of our customers, which would take time to effect and could cause our customers to cancel orders or fail to place new orders.

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

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. We believe that our future success is highly dependent on the contributions of Sehat Sutardja, our co-founder, President and Chief Executive Officer, Pantas Sutardja, our co-founder and Vice-President, and Chief Technology Officer of Marvell Semiconductor, Weili Dai, our co-founder and Executive Vice President of the Communications Business Group of Marvell Semiconductor and Avigdor Willenz, our Executive Vice President of the Communications Business Group of Galileo Technology Ltd. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

     Our rapid growth has placed, and future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our operating results could be harmed.

     As a result of our growth, we believe that our current facilities will be inadequate to meet our requirements past fiscal 2003. We expect we will need to locate additional space in California, and may find it necessary to vacate some of our current locations in an effort to consolidate our facilities. Additional space may cost more than our existing facilities, and if we relocate, we may have to pay rent on several leases for a period of time if we are unable to sublease our current facilities. Even if we are able to sublease our current facilities, it may be at rates less that what we are currently obligated to pay under our existing lease agreements. We may also incur significant additional costs for capital expenditures for construction of tenant improvements and facility relocation expenses. These relocations could also result in temporary disruptions of operations and diversion of management’s attention and resources.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

     A substantial portion of our business is conducted outside of the United States and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily concentrated in Singapore, Taiwan and Japan, which further exposes us to foreign risks. Sales to customers located outside of the United States represented approximately 84% of our net revenue in the first six months of fiscal 2002 and represented approximately 92% and 99% of our net revenue in fiscal 2001 and 2000, respectively. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to international risks, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses;

•	compliance with foreign laws;

•	difficulties in staffing and managing foreign operations;

•	trade restrictions or higher tariffs;

•	transportation delays;

•	difficulties of managing distributors, especially because we expect to continue to increase our sales through international distributors;

•	political and economic instability, including hostilities and political unrest, boycotts, curtailment of trade and other business restrictions; and

•	inadequate local infrastructure.

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

     California has recently suffered a severe shortage of electricity, which has resulted in one instance in recent months in which we were subjected to a “rolling blackout.” When we are subjected to rolling blackouts, all electricity to our facilities is cut off and we are unable to use our computers, telephones and other equipment that is critical to our research and development and other functions. Some of our customers who have operations in California are also being negatively affected by the electricity shortage. If we are subjected to a series of rolling blackouts or to a single extended rolling blackout, our research and development and other operations will be negatively affected.

Our third-party foundries and subcontractors are concentrated in Taiwan and elsewhere in the Pacific Rim, an area subject to significant earthquake risks. Any disruption to the operations of these foundries and subcontractors resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our products.

     Substantially all of our products are produced by Taiwan Semiconductor Manufacturing Company, which is located in Taiwan. Currently our only alternative manufacturing source is also located in Taiwan. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan and the Philippines. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is a significant risk due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. The occurrence of an earthquake or other natural disaster could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

We rely on third-party distributors and the failure of these distributors to perform as expected could reduce our future sales.

     We sell our communications products to customers primarily through distributors and manufacturers’ representatives. Our relationships with some of our distributors and manufacturers’ representatives have been established within the last year, and we are unable to predict the extent to which our distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our manufacturers’ representatives and distributors also market and sell competing products. Our representatives and distributors may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current distributors or manufacturers’ representatives or recruit additional or replacement distributors or manufacturers’ representatives, our sales and operating results will be harmed. The loss of one or more of our distributors or manufacturers’ representatives could harm our sales and results of operations. We generally realize a higher gross margin on direct sales and from sales through manufacturers’ representatives than on sales through distributors. Accordingly, if our distributors were to account for an increased portion of our net sales, our gross margins would decline.

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

Any future acquisitions and transactions may not be successful.

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

     Any transactions or relationships will be accompanied by the risks commonly encountered with those matters. Risks that could have a material adverse affect on our business, results of operations or financial condition include, among other things:

•	the difficulty of assimilating the operations and personnel of an acquired businesses;

•	the potential disruption of our ongoing business;

•	the distraction of management from our business;

•	the potential inability of management to maximize the financial and strategic position of us as a result of an acquisition;

•	the potential difficulty maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and clients as a result of any integration of new management personnel;

•	the risk of entering market segments in which we have no or limited direct prior experience and where competitors in such market segments have stronger market segment positions; and

•	the potential loss of key employees of an acquired company.

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

     Qualification is followed by a 12 to 18 month development period by our customers and an additional three to six month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist customers in implementing our products into the customers’ products. We incur significant research and development and selling, general and administrative expenses as part of this process, and this process may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in a storage product, the customer generally uses solely that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product, we will be unable to sell our integrated circuit to a customer until that customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, the customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier.

     Also, during the final production of a mature product, our customers typically exhaust their existing inventory of our integrated circuits. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both our customers’ mature and replacement products. A delay in a customer’s transition to commercial production of a replacement product may cause the customer to lose sales, which would delay our ability to recover the lost sales from the discontinued mature product. In addition, customers may defer orders in anticipation of new products or product enhancements from us or our competitors.

We are subject to the cyclical nature of the integrated circuit industry. The current and any future downturns will likely reduce our revenue and result in excess inventory.

     The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced, and is currently experiencing, significant downturns, often connected with, or in anticipation of, maturing product cycles of both integrated circuit companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The current downturn and any future downturns may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in us having excess inventory.

     Furthermore, any upturn in the integrated circuit industry could result in increased competition for access to third-party foundry, assembly and test capacity.

We are dependent upon the hard disk drive industry, which is highly cyclical and experiences rapid technological change.

     Sales to customers in the hard disk drive industry represented approximately 49% of our net revenue in the first six months of fiscal 2002 and represented approximately 85% and 100% of our net revenue in fiscal 2001 and 2000, respectively. The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

     Rapid technological changes in the hard disk drive industry often result in significant and rapid shifts in market share among the industry’s participants. If the hard disk drive manufacturers supplied by our customers do not retain or increase market share, our sales may decrease.

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

     Availability of foundry capacity has in the recent past been reduced due to strong demand. In order to secure sufficient foundry capacity when demand is high, we may enter into various arrangements with suppliers that could be costly and harm our operating results, including:

•	option payments or other prepayments to a foundry;

•	nonrefundable deposits with or loans to foundries in exchange for capacity commitments;

•	contracts that commit us to purchase specified quantities of integrated circuits over extended periods;

•	issuance of our equity securities to a foundry;

•	investment in a foundry; and

•	other partnership relationships with foundries.

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

     We have made a significant investment in the development and production of our Gigabit Ethernet products. However, the Gigabit Ethernet technology is relatively new compared to the more established 10 and 100 megabits per second Fast Ethernet technologies. If the Gigabit Ethernet technology does not achieve widespread market acceptance, our revenue and operating results may be harmed.

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

     Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the integrated circuit industry, where a number of companies aggressively bring numerous infringement claims to protect their patent portfolios. We may become a party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

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

Our Bye-laws contain a waiver of claims or rights of action by our shareholders against our officers and directors, which will severely limit our shareholders’ right to assert a claim against our officers and directors under Bermuda law.

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

     As a Bermuda corporation, we are subject to United States federal income tax at regular corporate rates and to United States branch profits tax, in each case to the extent that our income is effectively connected with the conduct of a trade or business in the United States. The determination of whether income of a foreign corporation is effectively connected with the conduct of a trade or business in the United States and, therefore, is subject to United States tax, involves a consideration of all the facts and circumstances and the application of legal standards that are uncertain. There have been few court cases or rulings by the Internal Revenue Service addressing the application of these legal standards, and we believe that none of these cases or rulings relate to facts precisely like ours. Our position is that our business operations do not generate any income that is effectively connected with a United States trade or business. Because of the uncertainty as to how United States federal income tax laws apply to the way we conduct our business, we believe the Internal Revenue Service may disagree with our past or future positions as to the amount of effectively connected income that we earn. Therefore, if our positions are disallowed, the amount we have accrued in our financial statements for United States federal income taxes may be insufficient to the extent of the difference between the income tax rate ultimately determined to apply and the tax rate that we have used to accrue for income taxes in our financial statements. In addition, we could be required to make significant cash payments for back taxes and interest based on the difference between the income tax rate ultimately determined to apply and the rate at which we paid those taxes.

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

     The Israeli government has granted Approved Enterprise Status to our wholly-owned subsidiary in Israel, which provides for a tax holiday on undistributed Israeli income. We expect that we will start paying some income tax on operations in Israel beginning in 2004. In order to maintain our qualification, we must continue to meet specified conditions, including the making of investments in fixed assets in Israel.

If we are classified as a passive foreign investment company, our shareholders may suffer adverse tax consequences.

     Because we are incorporated in Bermuda and have operations in the United States, Israel and Singapore, we are subject to special rules and regulations, including rules regarding a passive foreign investment company, or PFIC. We believe that we are not a PFIC, and we expect to continue to manage our affairs so that we will not become a PFIC. However, whether we should be treated as a PFIC is a factual determination that is made annually and is subject to change. If we are classified as a PFIC, then each United States holder of our common stock would, upon qualifying distributions by us or upon the pledge or sale of their shares of common stock at a gain, be liable to pay tax at the then prevailing rates on ordinary income plus an interest charge, generally as if the distribution or gain had been earned ratably over the shareholder’s holding period. In addition to the risks related to PFIC status, we and our shareholders could also suffer adverse tax consequences if we are classified as a foreign personal holding company, a personal holding company or a controlled foreign corporation.

Our officers and directors own a large percentage of our voting stock, and three existing directors, who are also significant shareholders, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related directors to control the election of directors and the approval or disapproval of significant corporate actions.

     As of July 31, 2001, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 49% of the outstanding shares our common stock. Additionally, Sehat Sutardja and Weili Dai are husband and wife and Sehat Sutardja and Pantas Sutardja are brothers. All three are directors and together they held approximately 31% of our outstanding common stock as of July 31, 2001. As a result, if the directors and officers as a group or any of Sehat Sutardja, Pantas Sutardja and Weili Dai act together, they will significantly influence, and will likely control, the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

     Under Bermuda law all of our officers, in exercising their powers and discharging their duties, must act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Majority shareholders do not owe fiduciary duties to minority shareholders. As a result, the minority shareholders will not have a direct claim against the majority shareholders in the event the majority shareholders take actions that damage the interests of minority shareholders. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda, except the Bermuda courts would be expected to follow English case law precedent, which would permit a shareholder to bring an action in our name if the directors or officers are alleged to be acting beyond our corporate power, committing illegal acts or violating our Memorandum of Association or Bye-laws. In addition, minority shareholders would be able to challenge a corporate action that allegedly constituted a fraud against them or required the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with the action.

Class action litigation due to stock price volatility could cause us to incur substantial costs and divert our management’s attention and resources.

     Since July 31, 2001, several securities class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with our June 2000 IPO. The complaints allege that the underwriters in the IPO received excessive and undisclosed commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased our stock in the after-market for the purpose of artificially inflating the price of our shares. At the filing of this quarterly report, we are informed and believe that at least two such class action complaints have also been filed in the United States District Court for the Southern District of New York against us and some of our officers and directors in addition to the underwriters. Although we believe that the claims asserted against us and our officers and directors are without merit and intend to defend these claims and any other similar claims vigorously, these claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

Future sales of our common stock in the public market may depress our stock price.

     Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of July 31, 2001, we had 116,322,260 shares outstanding and none of these shares are subject to any underwriter’s lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

Our Bye-laws contain provisions that could delay or prevent a change in corporate control, even if the change in corporate control would benefit our shareholders.

     Our Bye-laws contain change in corporate control provisions which include:

•	authorizing the issuance of preferred stock without shareholder approval;

•	providing for a classified board of directors with staggered, three-year terms; and

•	requiring two-thirds of the outstanding shares to approve amendments to our Bye-laws.

     These change in corporate control provisions could make it more difficult for a third-party to acquire us, even if doing so would be a benefit to our shareholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and short-term debt investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of July 31, 2001, our cash equivalents and short-term debt investments included money market securities; corporate debt securities; State, county and municipal debt securities; and foreign government securities. Due to the short-term nature of our portfolio of money market and debt securities, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other noncurrent assets in the accompanying balance sheets and are accounted for under the cost method as ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. Since our initial investment, one of these equity investments in a privately-held company has become marketable equity securities upon the investee completing an initial public offering. Such an investment is subject to significant fluctuations in fair market value due to the volatility of the stock market. This investment is recorded as a short-term investment.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Since July 31, 2001, several securities class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with our June 2000 IPO. The complaints allege that the underwriters in the IPO received excessive and undisclosed commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased our stock in the after-market for the purpose of artificially inflating the price of our shares. At the filing of this quarterly report, we are informed and believe that at least two such class action complaints have also been filed in the United States District Court for the Southern District of New York against us and some of our officers and directors in addition to the underwriters. We believe that the claims asserted against us and our officers and directors are without merit, and intend to defend these claims vigorously.

     We anticipate that additional, substantially identical lawsuits may be brought and further anticipate that all such lawsuits will eventually be coordinated or consolidated with one another. Various plaintiffs have filed similar actions asserting virtually identical allegations against numerous other companies and, to date, there have been no significant developments in the litigation. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, financial condition or results of operations.

     We are also party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, we do not believe that these matters will result in our payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to our consolidated financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     At our 2001 Annual General Meeting of Shareholders held on June 21, 2001, the following proposals were adopted by the margins indicated.

1.	To elect four directors constituting Class 1 of our Board of Directors, each to hold office for a three-year term and until their successor is duly elected and qualified.

	Votes	Votes	Votes	Broker
	For	Against	Abstained	Nonvotes

John M. Cioffi	105,899,913	—	23,902	—

Paul R. Gray	105,899,960	—	23,855	—

Avigdor Willenz	105,834,327	—	89,488	—

Manuel Alba	105,835,076	—	88,739	—

Other directors whose term of office as a director continued after the Annual General Meeting were Sehat Sutardja, Diosdado P. Banatao, Weili Dai, Pantas Sutardja, Kuo Wei (Herbert) Chang and Ronald D. Verdoorn.

2.	To consider and approve, as a Special Resolution, our Second Amended and Restated Bye-Laws, which have been amended to (a) eliminate previous designations of preferred shares as Series A through Series E preferred shares, (b) change the definition of “Special Resolution,” (c) amend the change of control provisions, (d) clarify the time for presentation of shareholder nominations and proposals, (e) change required Board approval levels, (f) allow the Board to establish director remuneration, (g) allow the appointment of interim auditors, (h) lower the threshold required for an amendment of the Bye-Laws and (i) make other conforming and correcting changes.

Votes	Votes	Votes	Broker
For	Against	Abstained	Nonvotes

65,016,706	21,026,421	10,757	—

3.	To consider and approve our Amended and Restated 1995 Stock Option Plan, which has been amended to provide that the number of shares available to be issued under the plan will annually be increased by the lesser of (a) 10,000,000 shares of common stock, (b) 5.0% of the outstanding shares of capital stock on the date of increase, and (c) an amount determined by the Board. The Amended Plan also clarifies that the 10,000,000 shares are subject to the anti-dilution provisions of the Amended Plan.

Votes	Votes	Votes	Broker
For	Against	Abstained	Nonvotes

63,441,808	22,602,591	9,485	—

4.	To re-appoint PricewaterhouseCoopers LLP as our independent auditors for our 2002 fiscal year ending January 26, 2002 and to authorize the Board to fix the auditors remuneration.

Votes	Votes	Votes	Broker
For	Against	Abstained	Nonvotes

105,852,304	67,057	4,454	—

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

10.14	Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc.

(b)	Reports on Form 8-K:

On May 18, 2001, we filed a current report on Form 8-K in connection with the issuance of a press release dated May 17, 2001 announcing our financial results for the first quarter of fiscal 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

September 11, 2001	By:	/s/ GEORGE A. HERVEY

Date		George A. Hervey Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.14	Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc. *

*	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.