Form 10-Q
period 2001-10-27
MARVELL TECHNOLOGY GROUP LTD
filed 2001-12-07
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2001

or

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

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at October 27, 2001

Common stock, $0.002 par value	116,772,783

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

ASSETS

	October 31,	January 31,
	2001	2001

Current assets:
Cash and cash equivalents	$145,801	$184,128
Short-term investments	64,441	39,935
Accounts receivable, net of allowances of $1,485 and $1,218	45,833	37,543
Inventory	24,979	30,924
Prepaid expenses and other current assets	14,668	7,717
Deferred income taxes	3,762	3,762

Total current assets	299,484	304,009
Property and equipment, net	35,081	31,184
Goodwill and acquired intangible assets	1,787,315	2,100,839
Other noncurrent assets	16,006	11,454

Total assets	$2,137,886	$2,447,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,542	$24,818
Accrued liabilities	10,504	9,521
Accrued employee compensation	13,697	7,802
Accrued acquisition costs	127	29,530
Income taxes payable	12,011	9,998
Deferred revenue	5,094	6,516
Capital lease obligations	—	37

Total current liabilities	65,975	88,222
Long-term liabilities	5,199	2,598

Total liabilities	71,174	90,820

Shareholders’ equity:
Common stock, $0.002 par value; 242,000 shares authorized; 116,773 and 115,337 shares issued and outstanding	234	231
Additional paid-in capital	2,629,066	2,617,490
Deferred stock-based compensation	(15,854)	(28,113)
Accumulated other comprehensive income	1,511	19
Accumulated deficit	(548,245)	(232,961)

Total shareholders’ equity	2,066,712	2,356,666

Total liabilities and shareholders’ equity	$2,137,886	$2,447,486

See accompanying notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2001	2000	2001	2000

Net revenue	$73,100	$36,212	$205,979	$98,051
Operating costs and expenses:
Cost of goods sold (1)	33,491	16,999	95,071	45,259
Research and development (1)	24,072	9,436	65,981	23,366
Selling and marketing (1)	9,980	5,702	29,628	15,381
General and administrative (1)	3,329	1,346	10,048	4,277
Amortization of stock-based compensation	4,051	2,143	12,259	6,627
Amortization of goodwill and acquired intangible assets	104,508	—	313,524	—

Total operating costs and expenses	179,431	35,626	526,511	94,910

Operating income (loss)	(106,331)	586	(320,532)	3,141
Interest and other income, net	1,817	1,811	7,243	2,845

Income (loss) before income taxes	(104,514)	2,397	(313,289)	5,986
Provision for income taxes	607	599	1,995	1,496

Net income (loss)	$(105,121)	$1,798	$(315,284)	$4,490

Net income (loss) per share:
Basic	$(0.92)	$0.02	$(2.77)	$0.07

Diluted	$(0.92)	$0.02	$(2.77)	$0.05

Weighted average shares:
Basic	114,787	79,625	113,673	60,343

Diluted	114,787	97,150	113,673	90,667

_____________ (1) Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$80	$108	$243	$334
Research and development	2,653	874	8,028	2,702
Selling and marketing	716	1,037	2,167	3,207
General and administrative	602	124	1,821	384

	$4,051	$2,143	$12,259	$6,627

See accompanying notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 31,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(315,284)	$4,490
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,971	2,827
Amortization of stock-based compensation	12,259	6,627
Amortization of goodwill and acquired intangible assets	313,524	—
Changes in assets and liabilities:
Accounts receivable	(8,290)	(8,449)
Inventory	5,945	(4,923)
Prepaid expenses and other assets	(6,314)	(6,542)
Accounts payable	(276)	9,251
Accrued liabilities	(684)	3,075
Accrued employee compensation	5,895	2,028
Income taxes payable	1,457	905
Deferred revenue	(1,422)	646

Net cash provided by operating activities	18,781	9,935

Cash flows from investing activities:
Purchases of short-term investments	(38,283)	—
Maturities of short-term investments	19,025	—
Purchases of investments	(667)	—
Acquisition costs	(29,403)	—
Purchases of property and equipment	(14,806)	(7,985)
Purchases of technology licenses	(2,666)	—
Other	(1,850)	—

Net cash used in investing activities	(68,650)	(7,985)

Cash flows from financing activities:
Proceeds from the issuance of convertible preferred stock	—	403
Proceeds from the issuance of common stock	11,691	96,928
Repurchases of common stock	(112)	—
Principal payments on capital lease obligations	(37)	(57)

Net cash provided by financing activities	11,542	97,274

Net increase (decrease) in cash and cash equivalents	(38,327)	99,224
Cash and cash equivalents at beginning of period	184,128	16,600

Cash and cash equivalents at end of period	$145,801	$115,824

See accompanying notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and its Significant Accounting Policies

The Company

     Marvell Technology Group Ltd. (the “Company”), a Bermuda company, was incorporated on January 11, 1995. The Company designs, develops and markets integrated circuits utilizing proprietary communications mixed-signal processing, or CMSP, and digital signal processing technologies for the communications and storage markets. On January 21, 2001, the Company acquired Galileo Technology Ltd. (“Galileo”), an Israeli corporation. Galileo develops high-performance communications internetworking and switching products for the broadband communications market.

Basis of presentation

     The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2002 will be comprised of 53 weeks. For presentation purposes, the financial statements and notes refer to January 31 as the Company’s year-end and April 30, July 31 and October 31 as the Company’s quarter-ends.

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2001, the results of its operations for the three and nine months ended October 31, 2001 and 2000, and its cash flows for the nine months ended October 31, 2001 and 2000. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Available-for-sale investments

     The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of October 31, 2001	Cost	Gains	Losses	Value

Corporate debt securities	$47,922	$568	$(4)	$48,486
State, county and municipal debt securities	13,164	12	—	13,176
Foreign government securities	12,740	—	(97)	12,643
Equity securities	3,200	1,588	—	4,788

	77,026	2,168	(101)	79,093
Less amounts classified as cash equivalents	(14,652)	—	—	(14,652)

Short-term investments	$62,374	$2,168	$(101)	$64,441

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of January 31, 2001	Cost	Gains	Losses	Value

Corporate debt securities	$41,832	$3	$—	$41,835
State, county and municipal debt securities	27,699	16	—	27,715
Foreign government securities	13,888	—	—	13,888
Equity securities	—	—	—	—

	83,419	19	—	83,438
Less amounts classified as cash equivalents	(43,503)	—	—	(43,503)

Short-term investments	$39,916	$19	$—	$39,935

Inventory

     Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	October 31,	January 31,
	2001	2001

Work-in-process	$17,666	$15,530
Finished goods	7,313	15,394

	$24,979	$30,924

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2001	2000	2001	2000

Numerator:
Net income (loss)	$(105,121)	$1,798	$(315,284)	$4,490

Denominator:
Weighted average shares of common stock outstanding	116,562	85,478	115,950	65,561
Less: unvested common shares subject to repurchase	(1,775)	(5,853)	(2,277)	(5,218)

Weighted average shares — basic	114,787	79,625	113,673	60,343

Effect of dilutive securities-
Unvested common shares subject to repurchase	—	5,853	—	5,218
Convertible preferred stock and warrants	—	4	—	14,847
Common stock options	—	11,668	—	10,259

Weighted average shares — diluted	114,787	97,150	113,673	90,667

Basic net income (loss) per share	$(0.92)	$0.02	$(2.77)	$0.07

Diluted net income (loss) per share	$(0.92)	$0.02	$(2.77)	$0.05

     Options to purchase 22,710,895 common shares at a weighted average exercise price of $13.54 per share have been excluded from the computations of diluted net loss per share for the three and nine months ended October 31, 2001 as their effect would have been anti-dilutive. Additionally, 1,775,000 and 2,277,000 common shares subject to repurchase by the Company have been excluded from the computations of diluted net loss per share for the three and nine months ended October 31, 2001, respectively, as their effect would have been anti-dilutive.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive income (loss)

     The components of comprehensive income (loss), net of tax, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2001	2000	2001	2000

Net income (loss)	$(105,121)	$1,798	$(315,284)	$4,490
Other comprehensive income:
Unrealized gains on available-for-sale investments	217	—	1,492	—

Total comprehensive income (loss)	$(104,904)	$1,798	$(313,792)	$4,490

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

	Three Months	Nine Months
	Ended October	Ended October
	31, 2000	31, 2000

Net revenue	$64,998	$171,307
Net loss	$(98,610)	$(302,370)
Basic net loss per share	$(0.91)	$(3.38)
Diluted net loss per share	$(0.91)	$(3.38)

3. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS 141 on July 1, 2001, and the adoption did not have a significant impact on its financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing, but has not yet determined, the impact SFAS 142 will have on its financial position and results of operations, although amortization of goodwill recorded in conjunction with the Company’s acquisition of Galileo will cease. Goodwill amortization for the three and nine months ended October 31, 2001 was $83.7 million and $251.1 million, respectively. The Company will adopt SFAS 142 in the first quarter of fiscal 2003.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of, and certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company is currently assessing, but has not yet determined, the impact SFAS 144 will have on its financial position and results of operations. The Company will adopt SFAS 144 in the first quarter of fiscal 2003.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. Contingencies

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering (“IPO”) on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named the Company and two of its officers and directors as defendants. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been, or are about to be, consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and 200 issuers across the United States. To date, there have been no significant developments in the consolidated litigation.

     The Company believes that the claims asserted against Marvell and its officers and directors are without merit, and intends to defend these claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of the lawsuit naming Marvell and its officers will have a material adverse impact on the Company’s business or financial condition.

5. Lease Commitment

     In October 2001, the Company entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commences on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million.

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

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the nine months ended October 31, 2001, approximately 56% of our net revenue was derived from sales to four customers, each of whom individually accounted for 10% or more of our net revenue during this period. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 82% of our net revenue for the nine months ended October 31, 2001. Because many manufacturers and manufacturing subcontractors of communications and storage devices are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to customers in that region. All of our sales to date have been denominated in United States dollars.

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

     Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2002 will be comprised of 53 weeks. For presentation purposes, our financial statements and notes refer to January 31 as our year-end and April 30, July 31 and October 31 as our quarter-ends.

Results of Operations

     The following table sets forth information derived from our condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2001	2000	2001	2000

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	45.8	46.9	46.2	46.2
Research and development	32.9	26.1	32.0	23.8
Selling and marketing	13.7	15.7	14.4	15.7
General and administrative	4.6	3.7	4.9	4.4
Amortization of stock-based compensation	5.5	5.9	5.9	6.8
Amortization of goodwill and acquired intangible assets	143.0	—	152.2	—

Total operating costs and expenses	245.5	98.3	255.6	96.9

Operating income (loss)	(145.5)	1.7	(155.6)	3.1
Interest and other income, net	2.5	5.0	3.5	2.9

Income (loss) before income taxes	(143.0)	6.7	(152.1)	6.0
Provision for income taxes	(0.8)	(1.7)	(1.0)	(1.5)

Net income (loss)	(143.8)%	5.0%	(153.1)%	4.5%

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

     Net revenue was $73.1 million for the three months ended October 31, 2001 compared to $36.2 million for the three months ended October 31, 2000. Net revenue was $206.0 million for the nine months ended October 31, 2001 compared to $98.1 million for the nine months ended October 31, 2000. The increases in net revenue reflect a significant increase in volume shipments of our communications products during the three and nine months ended October 31, 2001, in part due to our acquisition of Galileo, as well as an increase in development revenue in the nine months ended October 31, 2001. The increases in net revenue also reflect the commencement of volume shipments of our System-On-Chip storage products during the nine months ended October 31, 2001. Revenue from communications products totaled $27.4 million in the third quarter of fiscal 2002 compared to $5.6 million in the third quarter of fiscal 2001 and totaled $94.9 million in the first nine months of fiscal 2002 compared to $8.7 million in the first nine months of fiscal 2001. Revenue from storage products was $45.7 million in the third quarter of fiscal 2002 compared to $30.6 million in the third quarter of fiscal 2001 and was $111.1 million in the first nine months of fiscal 2002 compared to $89.4 million in the first nine months of fiscal 2001. We expect that revenue from storage products for fiscal 2002 will increase modestly from the level of revenue from storage products we reported in fiscal 2001. However, we expect significant growth in revenue from communications products in fiscal 2002 compared to fiscal 2001, in part due to our acquisition of Galileo.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin, which is calculated as net revenue less cost of goods sold, as a percentage of net revenue, increased to 54.2% in the three months ended October 31, 2001 from 53.1% in the three months ended October 31, 2000. Gross margin was 53.8% in both the nine months ended October 31, 2001 and the nine months ended October 31, 2000. The increase in gross margin in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was primarily due to higher margins on our storage products which resulted from favorable manufacturing yields in the third quarter of fiscal 2002 as well as a shift in product mix to newer, higher-margin products. In the first nine months of fiscal 2002, we experienced lower margins on sales of storage products than in the first nine months of fiscal 2001 primarily due to product mix. These lower storage product margins were offset by an increase in the amount of development revenue recognized in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001, which resulted in our overall gross margins being flat between periods. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, increased pricing pressures from our customers and competitors, and changes in the amount development revenue recognized.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. Research and development expense was $24.1 million, or 32.9% of net revenue, for the three months ended October 31, 2001 compared to $9.4 million, or 26.1% of net revenue, for the three months ended October 31, 2000. Research and development expense was $66.0 million, or 32.0% of net revenue, for the nine months ended October 31, 2001 compared to $23.4 million, or 23.8% of net revenue, for the nine months ended October 31, 2000. The increase in research and development expense in absolute dollars in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was primarily due to the hiring of additional development personnel and the addition of Galileo’s development personnel which resulted in an increase in salary and related costs of $7.8 million, increased costs of $1.2 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $2.1 million arising from purchases of property, equipment and technology licenses and the additional depreciation expense recorded on Galileo’s property and equipment, and increased facility and other allocated expenses of $1.3 million related to our expanding operations. The increase in research and development expense in absolute dollars in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 was primarily due to the hiring of additional development personnel and the addition of Galileo’s development personnel which resulted in an increase in salary and related costs of $24.0 million, increased costs of $3.7 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $5.6 million arising from purchases of property, equipment and technology licenses and the additional depreciation expense recorded on Galileo’s property and equipment, and increased facility and other allocated expenses of $5.1 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars and as a percentage of revenue in future periods as we develop new products, expand into new markets and technologies, and hire additional personnel.

     Selling and Marketing. Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $10.0 million, or 13.7% of net revenue, for the three months ended October 31, 2001 compared to $5.7 million, or 15.7% of net revenue, for the three months ended October 31, 2000. Selling and marketing expense was $29.6 million, or 14.4% of net revenue, for the nine months ended October 31, 2001 compared to $15.4 million, or 15.7% of net revenue, for the nine months ended October 31, 2000. The increase in selling and marketing expense in absolute dollars in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was primarily due to the hiring of additional sales and marketing personnel and the addition of Galileo’s sales and marketing personnel which resulted in an increase in salary and related costs of $2.4 million, increased sales commissions of $570,000 and increased facility and other allocated expenses of $1.0 million related to our expanding operations. The increase in selling and marketing expense in absolute dollars in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 was primarily due to the hiring of additional sales and marketing personnel and the addition of Galileo’s sales and marketing personnel which resulted in an increase in salary and related costs of $7.1 million, increased sales commissions of $1.8 million, and increased facility and other allocated expenses of $2.8 million related to our expanding operations. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel, expand our sales and marketing efforts, particularly in the communications market, and pay increased sales commissions.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. General and administrative expense was $3.3 million, or 4.6% of net revenue, for the three months ended October 31, 2001 compared to $1.3 million, or 3.7% of net revenue, for the three months ended October 31, 2000. General and administrative expense was $10.0 million, or 4.9% of net revenue, for the nine months ended October 31, 2001 compared to $4.3 million, or 4.4% of net revenue, for the nine months ended October 31, 2000. The increase in general and administrative expense in absolute dollars in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was primarily due to the hiring of additional administrative personnel and the addition of Galileo’s administrative personnel which resulted in an increase in salary and related costs of $780,000 and increased legal and other professional fees of $430,000 due to our expanding operations. The increase in general and administrative expense in absolute dollars in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 was primarily due to the hiring of additional administrative personnel and the addition of Galileo’s administrative personnel which resulted in an increase in salary and related costs of $3.0 million and increased legal and other professional fees of $1.2 million due to our expanding operations. We expect that general and administrative expense will remain relatively constant in absolute dollars in the fourth quarter of fiscal 2002 compared to the third quarter of fiscal 2002 as we continue to focus on cost saving measures. Due to the current economic slowdown in the technology sector and existing market conditions, we are currently unable to assess the trend of general and administrative expense beyond the fourth quarter of fiscal 2002. However, based upon our past experience we expect that general and administrative expenses will increase in absolute dollars over the long term as we hire additional administrative personnel and incur increased legal and other costs associated with our expanding operations.

     Amortization of Stock-Based Compensation. We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the assumption of stock options as a result of our acquisition of Galileo. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. Amortization of stock-based compensation was $4.1 million, or 5.5% of net revenue, for the three months ended October 31, 2001 compared to $2.1 million, or 5.9% of net revenue, for the three months ended October 31, 2000. Amortization of stock-based compensation was $12.3 million, or 5.9% of net revenue, for the nine months ended October 31, 2001 compared to $6.6 million, or 6.8% of net revenue, for the nine months ended October 31, 2000. The increases in amortization expense in absolute dollars in the third quarter and first nine months of fiscal 2002 compared to the third quarter and first nine months of fiscal 2001 primarily resulted from additional amounts of deferred stock-based compensation being recorded in the fourth quarter of fiscal 2001 due to the assumption of stock options in connection with our acquisition of Galileo.

     Amortization of Goodwill and Acquired Intangible Assets. In connection with the acquisition of Galileo in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Goodwill is being amortized over its estimated economic life of five years, and acquired intangible assets are being amortized over their estimated economic lives of five to ten years. Goodwill and acquired intangible asset amortization expense was $104.5 million, or 143.0% of net revenue, for the three months ended October 31, 2001 and was $313.5 million, or 152.2% of net revenue, for the nine months ended October 31, 2001.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001.

SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We will adopt SFAS 142 in February 2002. As a result, we will discontinue amortization of goodwill at that time. Goodwill amortization for the three and nine months ended October 31, 2001 was $83.7 million and $251.1 million, respectively. We will also perform the first required impairment tests of goodwill and intangible assets under SFAS 142 in February 2002. We are currently assessing, but have not yet determined, the impact SFAS 142 will have on our financial position and results of operations.

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash, cash equivalent and short-term investment balances, offset by interest paid on capital lease obligations. Interest and other income, net was $1.8 million for the three months ended October 31, 2001 and the three months ended October 31, 2000. Interest and other income, net was $7.2 million for the nine months ended October 31, 2001 compared to $2.8 million for the nine months ended October 31, 2000. The increase in interest and other income, net in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 was due to interest being earned on higher invested cash balances. The net proceeds from our initial public offering of common stock in June 2000, as well as the net cash received as a result of our acquisition of Galileo in January 2001, contributed to this increase in invested cash balances. In the third quarter of fiscal 2002, compared to the third quarter of fiscal 2001, the effect of having higher invested cash balances was offset by an overall decline in interest rates.

     Provision for Income Taxes. Our effective tax rate was (1)% for the three and nine months ended October 31, 2001 compared to 25% for the three and nine months ended October 31, 2000. Our effective rates for the third quarter and first nine months of fiscal 2002 were affected by stock-based compensation expense as well as non-deductible expenses relating to our acquisition of Galileo in the fourth quarter of fiscal 2001, which was recorded using the purchase method of accounting. Excluding the effect of stock-based compensation expense and non-deductible, acquisition-related expenses, our effective tax rate for the third quarter and first nine months of fiscal 2002 was 15%. Our effective tax rate has decreased to 15% in the third quarter and first nine months of fiscal 2002 from 25% in the third quarter and first nine months of fiscal 2001 as a result of our acquisition of Galileo in the fourth quarter of fiscal 2001. A substantial majority of Galileo’s pretax income is generated in Israel, where Galileo’s operations have Approved Enterprise Status. This status provides us with a tax holiday on undistributed Israeli income. We anticipate that we will start paying some income tax on operations in Israel beginning in 2004.

Liquidity and Capital Resources

     Our principal source of liquidity as of October 31, 2001 consisted of $210.2 million of cash, cash equivalents and short-term investments. We raised net proceeds of $94.0 million through our initial public offering in June 2000. In addition, we received $70.0 million of cash and cash equivalents and $39.9 million of short-term investments, before acquisition costs, as a result of our acquisition of Galileo in January 2001.

     Net cash provided by operating activities was $18.8 million for the nine months ended October 31, 2001 and $9.9 million for the nine months ended October 31, 2000. The cash inflow from operations in the first nine months of fiscal 2002 was primarily a result of our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses), a decrease in inventory and an increase in accrued employee compensation, partially offset by increases in accounts receivable, prepaid expenses and other assets. The cash inflow from operations in the first nine months of fiscal 2001 was primarily due to our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses) and increases in accounts payable, accrued liabilities and accrued employee compensation, partially offset by increases in accounts receivable, inventory, prepaid expenses and other assets. Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis with net 30-day payment terms. If our sales levels were to increase, it is likely that our levels of accounts receivable would also increase. Our levels of accounts receivable would also increase if customers delayed their payments. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

     Net cash used in investing activities was $68.7 million for the nine months ended October 31, 2001 and $8.0 million for the nine months ended October 31, 2000. The net cash used in investing activities in the first nine months of fiscal 2002 was primarily due to the payment of $29.4 million of accrued acquisition costs relating to our acquisition of Galileo, purchases of property and equipment of $14.8 million and purchases of short-term investments of $38.3 million, partially offset by the proceeds from maturities of short-term investments of $19.0 million. The net cash used in investing activities in the first nine months of fiscal 2001 was due to purchases of property and equipment of $8.0 million.

     Net cash provided by financing activities was $11.5 million for the nine months ended October 31, 2001 and $97.3 million for the nine months ended October 31, 2000. In the first nine months of fiscal 2002, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans and our employee stock purchase plan. In the first nine months of fiscal 2001, net cash provided by financing activities resulted from the proceeds of our initial public offering of common stock in June 2000 as well as proceeds from the exercise of stock options.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of October 31, 2001, our foundries had incurred approximately $14.6 million of manufacturing expenses on our outstanding purchase orders.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commences on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we intend to consolidate our three existing facilities in California into this new building. The lease on one of our existing facilities expires in February 2002, but we will have ongoing, non-cancelable leases for the two other facilities. We are currently attempting to secure subtenants for the remainder of our lease terms for these two facilities. If we are not successful in subleasing these two facilities at rates that will cover our lease cost, we will be required to record a period charge for the difference between the total actual or estimated sublease income and our lease cost. In addition, we will continue to be required to pay the full amount of our contracted lease payments while the facilities are vacant or while they are subleased at lesser rates.

     We believe that our existing cash, cash equivalent and investment balances and cash generated by operations are sufficient to meet our capital requirements for at least the next 12 months. After this period, capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses. To the extent that our existing cash, cash equivalent and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. Although we currently are not a party to any agreement or letter of intent with respect to a potential acquisition or strategic arrangement, we may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We adopted SFAS 141 on July 1, 2001, and the adoption did not have a significant impact on our financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing, but have not yet determined, the impact SFAS 142 will have on our financial position and results of operations, although amortization of goodwill recorded in conjunction with our acquisition of Galileo will cease. Goodwill amortization for the three and nine months ended October 31, 2001 was $83.7 million and $251.1 million, respectively. We will adopt SFAS 142 in the first quarter of fiscal 2003.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of, and certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. We are currently assessing, but have not yet determined, the impact SFAS 144 will have on our financial position and results of operations. We will adopt SFAS 144 in the first quarter of fiscal 2003.

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

We have depended on sales of our storage products, system controllers and Ethernet LAN controllers for a significant portion of our revenue to date. Significant reductions in orders for these products, or the devices into which such products are incorporated, would significantly reduce our net revenue.

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

     In addition, a significant portion of our revenue to date has been derived from sales of system controllers and switched Ethernet LAN controllers, and we expect that a significant portion of our revenues will continue to come from these products.

     Unless we are able to diversify our sales through increased sales of our existing broadband communications products and the introduction of new broadband communications and integrated storage products, we will continue to be dependent on sales of our storage, system controller and switched Ethernet LAN controller products.

We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.

     For the nine months ended October 31, 2001, approximately 56% of our net revenue was derived from sales to four customers, each of whom individually accounted for 10% or more of our net revenue during this period. In fiscal 2001, approximately 67% of our net revenue was derived from sales to three customers who individually accounted for 10% or more of our net revenue, and in fiscal 2000, approximately 98% of our net revenue was derived from sales to five customers who individually accounted for 10% or more of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts from them would likely seriously harm our results of operations and financial condition. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

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

     We acquired Galileo Technology Ltd. on January 21, 2001. We accounted for this acquisition using the purchase method of accounting, and the results of Galileo’s operations are included in our consolidated financial statements from the date of acquisition. The excess of cost over the fair value of the net tangible assets acquired from our acquisition of Galileo has been recorded as goodwill, other intangible assets and deferred stock-based compensation, all of which are currently being amortized by charges to operations. The acquisition of Galileo resulted in goodwill of approximately $1.7 billion, other intangible assets of approximately $434.7 million and deferred stock-based compensation of approximately $19.8 million. Goodwill is being amortized over its estimated economic life of five years, other intangible assets are being amortized over their estimated economic lives of between five and ten years, and deferred stock-based compensation is being amortized over the remaining option vesting periods of no more than four years. We will record significant amounts of amortization expense over the estimated economic lives of these intangible assets and over the remaining option vesting periods, which will have a significant negative impact on our operating results and could cause our stock price to decline.

     Under current generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Over the last several months, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. If such trends continue or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our intangible assets may not be recoverable, we will be required to perform an impairment review of these assets, which have a carrying value of approximately $1.8 billion as of October 31, 2001. An impairment review could result in a write-down of these assets to their fair values. In light of the large carrying value associated with our intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined.

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

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. We believe that our future success is highly dependent on the contributions of Sehat Sutardja, our co-founder, President and Chief Executive Officer; Pantas Sutardja, our co-founder, Vice President and Chief Technology Officer of Marvell Semiconductor; and Weili Dai, our co-founder, Executive Vice President and Executive Vice President of the Communications Business Group of Marvell Semiconductor. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

If we are not successful in subleasing our unused office space at rates that will cover our lease cost, we will be required to record a period charge for the difference between the total actual or estimated sublease income and our lease cost.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commences on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we intend to consolidate our three existing facilities in California into this new building. The lease on one of our existing facilities expires in February 2002, but we will have ongoing, non-cancelable leases for the two other facilities. We are currently attempting to secure subtenants for the remainder of our lease terms for these two facilities. If we are not successful in subleasing these two facilities at rates that will cover our lease cost, we will be required to record a period charge for the difference between the total actual or estimated sublease income and our lease cost. In addition, we will continue to be required to pay the full amount of our contracted lease payments while the facilities are vacant or while they are subleased at lesser rates.

     As a result of this relocation, we may also incur significant additional costs for capital expenditures for construction of tenant improvements and for moving expenses. This relocation could also result in temporary disruptions of operations and diversion of management’s attention and resources.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

     A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 82% of our net revenue in the first nine months of fiscal 2002 and represented approximately 92% and 99% of our net revenue in fiscal 2001 and 2000, respectively.

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

In the past, the State of California has experienced electricity shortages which have resulted in corresponding increases in prices and rolling blackouts. If electricity shortages occur in the future, our research and development and other operations may be negatively affected.

     In the past, the State of California has experienced electricity shortages which have resulted in corresponding increases in prices and rolling blackouts. During fiscal 2001, this resulted in one instance in which we were subjected to a “rolling blackout.” When we are subjected to rolling blackouts, all electricity to our facilities is cut off and we are unable to use our computers, telephones and other equipment that is critical to our research and development and other functions. Some of our customers who have operations in California were also negatively affected by the electricity shortage. If we are subjected to a series of rolling blackouts or to a single extended rolling blackout as a result of any future electricity shortages in California, our research and development and other operations will be negatively affected.

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

     Sales to customers in the hard disk drive industry represented approximately 54% of our net revenue in the first nine months of fiscal 2002 and represented approximately 85% and 100% of our net revenue in fiscal 2001 and 2000, respectively. The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

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

     As of October 31, 2001, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 48% of the outstanding shares our common stock. Additionally, Sehat Sutardja and Weili Dai are husband and wife and Sehat Sutardja and Pantas Sutardja are brothers. All three are directors and together they held approximately 31% of our outstanding common stock as of October 31, 2001. As a result, if the directors and officers as a group or any of Sehat Sutardja, Pantas Sutardja and Weili Dai act together, they will significantly influence, and will likely control, the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering (“IPO”) on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named Marvell and two of our officers and directors as defendants. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been, or are about to be, consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and 200 issuers across the United States. To date, there have been no significant developments in the consolidated litigation.

     We believe that the claims asserted against Marvell and our officers and directors are without merit, and intend to defend these claims vigorously. However, these claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

Future sales of our common stock in the public market may depress our stock price.

     Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of October 31, 2001, we had 116,772,783 shares outstanding and none of these shares are subject to any underwriter’s lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our cash equivalents and short-term debt investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of October 31, 2001, our cash equivalents and short-term debt investments included money market securities; corporate debt securities; State, county and municipal debt securities; and foreign government securities. Due to the short-term nature of our portfolio of money market and debt securities, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other noncurrent assets in the accompanying balance sheets and are accounted for under the cost method as ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. Since our initial investment, one of these equity investments in a privately-held company has become marketable upon the investee completing an initial public offering. Such an investment is subject to significant fluctuations in fair market value due to the volatility of the stock market. This investment is recorded at market value and is classified as a short-term investment in the accompanying balance sheets.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering (“IPO”) on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named Marvell and two of our officers and directors as defendants. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been, or are about to be, consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and 200 issuers across the United States. To date, there have been no significant developments in the consolidated litigation.

     We believe that the claims asserted against Marvell and our officers and directors are without merit, and intend to defend these claims vigorously. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit naming Marvell and our officers will have a material adverse impact on our business or financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

10.15 Lease Agreement dated October 19, 2001 by and between Marvell Semiconductor, Inc. and Yahoo! Inc.

(b)	Reports on Form 8-K:

On August 17, 2001, we filed a current report on Form 8-K in connection with the issuance of a press release dated August 16, 2001 announcing our financial results for the second quarter of fiscal 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

December 7, 2001	By:	/s/ GEORGE A. HERVEY

Date		George A. Hervey
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.15	Lease Agreement dated October 19, 2001 by and between Marvell Semiconductor, Inc. and Yahoo! Inc.