Form 10-Q
period 2002-05-04
MARVELL TECHNOLOGY GROUP LTD
filed 2002-06-17
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2002

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

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at May 4, 2002

Common stock, $0.002 par value	119,401,013

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

ASSETS

	April 30,	January 31,
	2002	2002

Current assets:
Cash and cash equivalents	$114,254	$114,483
Short-term investments	142,767	135,761
Accounts receivable, net of allowances of $1,223 and $1,232	56,387	42,150
Inventory	22,117	23,600
Prepaid expenses and other current assets	12,636	14,135
Deferred income taxes	9,287	9,287

Total current assets	357,448	339,416
Property and equipment, net	59,836	52,924
Goodwill and acquired intangible assets	1,659,417	1,680,740
Other noncurrent assets	18,233	17,975

Total assets	$2,094,934	$2,091,055

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36,885	$30,990
Accrued liabilities	11,692	14,083
Accrued employee compensation	10,878	11,755
Accrued facility consolidation charge	16,623	—
Income taxes payable	19,689	17,744
Deferred income	11,750	8,907
Current portion of capital lease obligations	1,201	1,039

Total current liabilities	108,718	84,518
Capital lease obligations	9,636	10,017
Other long-term liabilities	7,136	6,793

Total liabilities	125,490	101,328

Shareholders’ equity:
Common stock, $0.002 par value; 242,000 shares authorized; 119,401 and 118,577 shares issued and outstanding	239	238
Additional paid-in capital	2,655,683	2,646,757
Deferred stock-based compensation	(7,817)	(10,099)
Accumulated other comprehensive income	388	946
Accumulated deficit	(679,049)	(648,115)

Total shareholders’ equity	1,969,444	1,989,727

Total liabilities and shareholders’ equity	$2,094,934	$2,091,055

See accompanying notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 30,

	2002	2001

Net revenue	$98,800	$64,230
Operating costs and expenses:
Cost of goods sold (1)	43,780	30,161
Research and development (1)	30,609	20,066
Selling and marketing (1)	11,012	9,545
General and administrative (1)	3,642	2,985
Amortization of stock-based compensation	2,282	4,113
Amortization of goodwill and acquired intangible assets	21,323	104,508
Facilities consolidation charge	17,799	—

Total operating costs and expenses	130,447	171,378

Operating loss	(31,647)	(107,148)
Interest and other income, net	2,139	2,967

Loss before income taxes	(29,508)	(104,181)
Provision for income taxes	1,426	785

Net loss	$(30,934)	$(104,966)

Net loss per share:
Basic	$(0.26)	$(0.93)

Diluted	$(0.26)	$(0.93)

Weighted average shares:
Basic	118,089	112,517

Diluted	118,089	112,517

(1) Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$45	$82
Research and development	1,494	2,693
Selling and marketing	403	727
General and administrative	340	611

	$2,282	$4,113

See accompanying notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	April 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(30,934)	$(104,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,860	3,474
Amortization of stock-based compensation	2,282	4,113
Amortization of goodwill and acquired intangible assets	21,323	104,508
Changes in assets and liabilities:
Accounts receivable	(14,237)	(648)
Inventory	1,483	6,668
Prepaid expenses and other assets	1,240	(1,298)
Accounts payable	5,895	(2,323)
Accrued liabilities and other	(2,047)	(2,466)
Accrued employee compensation	(877)	1,782
Accrued facility consolidation charge	16,623	—
Income taxes payable	2,367	821
Deferred revenue	2,843	417

Net cash provided by operating activities	9,821	10,082

Cash flows from investing activities:
Purchases of short-term investments	(20,473)	(8,003)
Sales and maturities of short-term investments	12,487	11,020
Purchases of investments	—	(667)
Acquisition costs	—	(29,086)
Purchases of property and equipment	(10,772)	(7,117)

Net cash used in investing activities	(18,758)	(33,853)

Cash flows from financing activities:
Proceeds from the issuance of common stock	8,929	1,037
Repurchases of common stock	(2)	(109)
Principal payments on capital lease obligations	(219)	(15)

Net cash provided by financing activities	8,708	913

Net decrease in cash and cash equivalents	(229)	(22,858)
Cash and cash equivalents at beginning of period	114,483	184,128

Cash and cash equivalents at end of period	$114,254	$161,270

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

Basis of presentation

     The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2003 will be comprised of 52 weeks. For presentation purposes, the financial statements and notes refer to January 31 as the Company’s year-end and April 30, July 31 and October 31 as the Company’s quarter-ends.

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2002, the results of its operations for the three months ended April 30, 2002 and 2001, and its cash flows for the three months ended April 30, 2002 and 2001. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Available-for-sale investments

     The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of April 30, 2002	Cost	Gains	Losses	Value

Corporate debt securities	$114,536	$445	$(606)	$114,375
U.S., state, county and municipal debt securities	27,215	19	(88)	27,146
Foreign government securities	13,110	20	(19)	13,111
Equity securities	1,600	950	—	2,550

	156,461	1,434	(713)	157,182
Less amounts classified as cash equivalents	(14,415)	—	—	(14,415)

Short-term investments	$142,046	$1,434	$(713)	$142,767

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of January 31, 2002	Cost	Gains	Losses	Value

Corporate debt securities	$100,232	$461	$(738)	$99,955
State, county and municipal debt securities	25,870	10	(97)	25,783
Foreign government securities	13,163	—	(92)	13,071
Equity securities	2,400	2,157	—	4,557

	141,665	2,628	(927)	143,366
Less amounts classified as cash equivalents	(7,605)	—	—	(7,605)

Short-term investments	$134,060	$2,628	$(927)	$135,761

Inventory

     Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	April 30,	January 31,
	2002	2002

Work-in-process	$18,017	$16,727
Finished goods	4,100	6,873

	$22,117	$23,600

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill and purchased intangible assets

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles into goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS 142 in February 2002.

     As required by SFAS 142, the Company ceased amortizing goodwill of $1.3 billion beginning February 1, 2002 and has reclassified the carrying value at January 31, 2002 of the acquired workforce of $10.4 million into goodwill because this intangible asset did not arise from contractual or other legal rights and cannot be separated from the acquired entity and sold, transferred, licensed, rented or exchanged. Also as part of the adoption of SFAS 142, the Company reassessed the useful lives of its two remaining acquisition-related intangible assets, developed technology and trade name, and determined that the useful life of the Galileo trade name should be five years from the date of acquisition instead of its previously estimated useful life of ten years. This change in useful life, which was based on the Company’s expected future use of the Galileo trade name in its selling and marketing activities as well as its expected contribution to future cash flows, will increase the Company’s trade name amortization expense to $7.5 million per year in fiscal 2003 compared to the $3.3 million it recorded in fiscal 2002. The Company has begun performing the first step of the two-step goodwill impairment test prescribed by SFAS 142. The Company has not yet completed this analysis and expects to complete it within the required time frame of the first six months of fiscal 2003.

     The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the three months ended April 30, 2001:

	Three months ended April 30,

	2002	2001

Net loss — as reported	$(30,934)	$(104,966)
Adjustments:
Amortization of goodwill	—	83,707
Amortization of acquired workforce previously classified as a purchased intangible asset	—	522
Change in amortization life of trade name	—	(831)

Net adjustments	—	83,398

Net loss — as adjusted	$(30,934)	$(21,568)

Basic and diluted net loss per share — as reported	$(0.26)	$(0.93)
Amortization of goodwill	—	0.74
Amortization of acquired workforce previously classified as a purchased intangible asset	—	0.01
Change in amortization life of trade name	—	(0.01)

Basis and diluted net loss per share — as adjusted	$(0.26)	$(0.19)

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

     The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of April 30, 2002		As of January 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Purchased technology	$388,955	$(98,736)	$388,955	$(79,288)
Trade name	33,241	(5,263)	33,241	(3,388)
Assembled workforce	—	—	12,532	(2,128)

Total identified intangible assets	422,196	(103,399)	434,728	(84,804)

Goodwill	1,686,674	(345,454)	1,674,142	(343,326)

Total intangible assets	$2,108,870	$(449,453)	$2,108,870	$(428,130)

     The aggregate amortization expense of identified intangible assets was $21.3 million and $20.8 million in the first quarter of 2003 and 2002, respectively. The estimated total amortization expenses of acquired intangible assets is $85.3 million for fiscal years 2003, 2004, and 2005, respectively and $83.6 million for fiscal year 2006.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net loss per share

     The Company reports both basic net loss per share, which is based upon the weighted average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted net loss per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares. The computations of basic and diluted net loss per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended
	April 30,

	2002	2001

Numerator:
Net loss	$(30,934)	$(104,966)

Denominator:
Weighted average shares of common stock outstanding	119,040	115,342
Less: unvested common shares subject to repurchase	(951)	(2,825)

Weighted average shares — basic	118,089	112,517

Effect of dilutive securities-
Unvested common shares subject to repurchase	—	—
Common stock options	—	—

Weighted average shares — diluted	118,089	112,517

Basic net loss per share	$(0.26)	$(0.93)

Diluted net loss per share	$(0.26)	$(0.93)

     Options to purchase 13,410,429 common shares at a weighted average exercise price of $14.52 per share have been excluded from the computations of diluted net loss per share for the three months ended April 30, 2002, and options to purchase 9,813,972 common shares at a weighted average exercise price of $6.36 per share have been excluded from the computations of diluted net loss per shares for the three months ended April 30, 2001, as their effect would have been anti-dilutive. Additionally, 950,660 and 2,824,882 common shares subject to repurchase by the Company have been excluded from the computations of diluted net loss per share for the three months ended April 30, 2002 and 2001, respectively, as their effect would have been anti-dilutive.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive loss

     The components of comprehensive loss, net of tax, are presented in the following table (in thousands):

	Three Months Ended
	April 30,

	2002	2001

Net loss	$(30,934)	$(104,966)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale investments	(558)	21

Total comprehensive loss	$(31,492)	$(104,945)

     Accumulated other comprehensive income (loss), as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments, net of tax.

2. Facilities Consolidation Charge

     During the three months ended April 30, 2002, the Company recorded a $17.8 million charge associated with costs of consolidation of its facilities. This charge included $10.8 million in lease abandonment charges relating to the consolidation of the Company’s three facilities in the Silicon Valley into one single corporate location. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities consolidation charge also includes $6.0 million consisting of the write-down of certain property and leasehold improvements associated with the abandoned facilities. Additionally, the Company incurred charges of $1.0 million through April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities. The facilities consolidation charge is an estimate as of April 30, 2002 and may change as the Company obtains subleases for the abandoned facilities and sublease income is known. At April 30, 2002, payments of $1.2 million had been made in connection with this charge, and $16.6 million had been accrued and is payable through 2010.

     A summary of the facilities consolidation charge is as follows (in thousands):

Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$10,847
Property and leasehold improvements	5,999
Duplicate facility lease costs and other	953

$17,799

3. Net Revenue

     The following table presents net revenues for groups of similar products (in thousands):

	Three Months Ended
	April 30,

Net Revenue:	2003	2002

Storage products	$63,768	$28,588
Communications products	35,032	35,642

	$98,800	$64,230

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. Recent Accounting Pronouncements

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of, and certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company adopted SFAS 144 on February 1, 2002, and the adoption did not have a significant impact on its financial position and results of operations.

5. Legal Proceedings

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of who is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. To date, there have been no significant developments in the consolidated litigation. It is expected that a small number of cases will be designated as “test cases” for purposes of initial challenges to the pleadings, which are not expected to be briefed, argued and decided before mid-2002. The Company believes that the claims asserted against it and its officers are without merit and intends to defend these claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of the lawsuit naming the Company and its officers will have a material adverse impact on its business or financial condition.

     On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court asserting claims against Company personnel and the Company for improperly obtaining and using information and technologies during the course of the negotiations with Company personnel regarding the potential acquisition of Jasmine by the Company. The lawsuit claims that Company officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and it are without merit and intends to defend all claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business or financial condition.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled “Additional Factors That May Affect Future Results,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q are identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-Q. You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our 2002 Annual Report on Form 10-K, that attempt to advise you of the risks and factors that may affect our business.

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

     In the storage market, our products include read channel devices, System-On-Chip or SOCs, and preamplifiers. Our customers for our storage products are manufacturers of hard disk drives for the enterprise, desktop and mobile computer markets and the emerging consumer applications market. The storage market is highly competitive and is comprised of a small number of large companies. These companies have historically experienced marginal profit levels from sales of their storage products and are under enormous pricing pressure from their customers, which they typically pass through to their integrated circuit suppliers.

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the three months ended April 30, 2002, approximately 60% of our net revenue was derived from sales to four significant customers, each of whom individually accounted for 10% or more of our net revenue during this period. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 86% of our net revenue for the three months ended April 30, 2002. Because many manufacturers and manufacturing subcontractors of communications and storage devices are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to customers in that region. All of our sales to date have been denominated in United States dollars.

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

     Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2003 will be comprised of 52 weeks. For presentation purposes, our financial statements and notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to January 31 as our year-end and April 30, July 31 and October 31 as our quarter-ends.

Results of Operations

     The following table sets forth information derived from our condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	April 30,

	2002	2001

Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	44.3	47.0
Research and development	31.0	31.2
Selling and marketing	11.1	14.9
General and administrative	3.7	4.6
Amortization of stock-based compensation	2.3	6.4
Amortization of goodwill and acquired intangible assets	21.6	162.7
Facilities consolidation charge	18.0	—

Total operating costs and expenses	132.0	266.8

Operating loss	(32.0)	(166.8)
Interest and other income, net	2.2	4.6

Loss before income taxes	(29.8)	(162.2)
Provision for income taxes	(1.4)	(1.2)

Net loss	(31.2)%	(163.4)%

Three Months Ended April 30, 2002 and 2001

     Net Revenue. Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue was $98.8 million for the three months ended April 30, 2002 compared to $64.2 million for the three months ended April 30, 2001. The increases in net revenue reflect a significant increase in volume shipments of our storage products during the three months ended April 30, 2002, primarily due to increased acceptance of our SOC storage products which began shipping in volume in the second half of fiscal 2002. Revenue from storage products totaled $63.8 million in the first quarter of fiscal 2003 compared to $28.6 million in the first quarter of fiscal 2002. Revenue from communications products was $35.0 million in the first quarter of fiscal 2003 compared to $35.6 million in the first quarter of fiscal 2002. Revenue derived from development contracts increased in absolute dollars during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, but represented less than 10% of net revenues for each quarter. We expect that revenue from storage products for fiscal 2003 will increase from the level of revenue from storage products we reported in fiscal 2002 due in part to increases in shipments of our storage SOCs, which have been widely adopted by the mobile computer sector and which we expect to be adopted by the desktop computer sector during this fiscal year. In addition, we expect growth in revenue from communications products in fiscal 2003 compared to fiscal 2002 primarily due to increases in shipments of our Gigabit Ethernet products, which we expect will continue to be adopted as the replacement for Fast Ethernet products.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin, which is calculated as net revenue less cost of goods sold, as a percentage of net revenue, increased to 55.7% in the three months ended April 30, 2002 from 53.0% in the three months ended April 30, 2001. The increase in gross margin was primarily due to higher margins on our storage products which resulted from a shift in product mix to newer, higher-margin products, and to a lesser extent due to an increase in the amount of development revenue recognized in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, increased pricing pressures from our customers and competitors, and changes in the amount development revenue recognized. We expect that our gross margin as a percentage of net revenue will decrease during fiscal 2003 due to the anticipated production ramps of large volume design wins in lower margin businesses such as the desktop computer sector.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. Research and development expense was $30.6 million, or 31.0% of net revenue, for the three months ended April 30, 2002 compared to $20.1 million, or 31.2% of net revenue, for the three months ended April 30, 2001. The increase in research and development expense in absolute dollars in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to the hiring of additional development personnel which resulted in an increase in salary and related costs of $4.2 million, increased costs of $1.6 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $1.0 million arising from purchases of property, equipment and technology licenses, and increased facility and other allocated expenses of $2.2 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars in future periods as we develop new products, expand into new markets and technologies, and hire additional personnel.

     Selling and Marketing. Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $11.0 million, or 11.1% of net revenue, for the three months ended April 30, 2002 compared to $9.5 million, or 14.9% of net revenue, for the three months ended April 30, 2001. The increase in selling and marketing expense in absolute dollars in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to the hiring of additional sales and marketing personnel which resulted in an increase in salary and related costs of $1.3 million, and increased facility and other allocated expenses of $0.5 million related to our expanding operations, offset by a reduction in commission expense of $0.5 million. The reduction in commission expense was because we have transitioned all of our storage customers to a direct selling basis as of the end of the first quarter of fiscal 2003 instead of using outside sales representatives. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. General and administrative expense was $3.6 million, or 3.7% of net revenue, for the three months ended April 30, 2002 compared to $3.0 million, or 4.6% of net revenue, for the three months ended April 30, 2001. The increase in general and administrative expense in absolute dollars in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to the hiring of additional administrative personnel which resulted in an increase in salary and related costs of $0.1 million and increased legal and other professional fees of $0.6 million due to our expanding operations and attorney fees associated with our on-going legal proceedings. We expect that general and administrative expense will remain relatively constant in absolute dollars in future quarters this year compared to the first quarter of fiscal 2003 as we continue to focus on cost saving measures.

     Amortization of Stock-Based Compensation. We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the assumption of stock options as a result of our acquisition of Galileo. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. Amortization of stock-based compensation was $2.3 million, or 2.3% of net revenue, for the three months ended April 30, 2002 compared to $4.1 million, or 6.4% of net revenue, for the three months ended April 30, 2001. The decrease in amortization expense in absolute dollars in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 primarily resulted from a reduced balance of deferred stock-based compensation being amortized in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

     Amortization of Goodwill and Acquired Intangible Assets. In connection with the acquisition of Galileo in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Goodwill was being amortized over its estimated economic life of five years through January 31, 2002, and acquired intangible assets are being amortized over their estimated economic lives of five to ten years. Goodwill and acquired intangible asset amortization expense was $21.3 million, or 21.6% of net revenue, for the three months ended April 30, 2002 compared to $104.5 million, or 162.7% of net revenue, for the three months ended April 30, 2001.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, a goodwill impairment test within six months of adoption and annual impairment tests thereafter. We adopted SFAS 142 in February 2002. As required by SFAS 142, we ceased amortizing goodwill of $1.3 billion beginning February 1, 2002 and have reclassified the carrying value at January 31, 2002 of the acquired workforce of $10.4 million into goodwill because this intangible asset did not arise from contractual or other legal rights and cannot be separated from the acquired entity and sold, transferred, licensed, rented or exchanged. Also as part of the adoption of SFAS 142, we reassessed the useful lives of our two remaining acquisition-related intangible assets, developed technology and trade name, and determined that the useful life of the Galileo trade name should be five years from the date of acquisition instead of its previously estimated useful life of ten years. This change in useful life, which was based on our expected future use of the Galileo trade name in our selling and marketing activities as well as our expected contribution to future cash flows, will increase our trade name amortization expense to $7.5 million per year in fiscal 2003 compared to the $3.3 million it recorded in fiscal 2002. We have begun performing the first step of the two-step goodwill impairment test prescribed by SFAS 142. We have not yet completed this analysis and expect to complete it within the required time frame of the first six months of fiscal 2003.

     Facilities Consolidation Charge. During the three months ended April 30, 2002, we recorded a $17.8 million charge associated with costs of consolidation of our facilities. This charge included $10.8 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into one single corporate location. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities consolidation charge also includes $6.0 million consisting of the write-down of certain property and leasehold improvements associated with the abandoned facilities. We also incurred charges of $1.0 million through April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of our current and abandoned facilities. The facilities consolidation charge is an estimate as of April 30, 2002 and may change as we obtain subleases for the abandoned facilities and sublease income is known. At April 30, 2002, payments of $1.2 million had been made in connection with this charge, and $16.6 million had been accrued and is payable through 2010.

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash, cash equivalent and short-term investment balances, offset by interest paid on capital lease obligations. Interest and other income, net was $2.1 million for the three months ended April 30, 2002 compared to $3.0 million for the three months ended April 30, 2001. The decrease in interest and other income, net in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was due to an overall decline in interest rates on comparable invested cash balances and an increase in interest expense on capital lease obligations, partially offset by realized gains of $0.7 million in the first quarter of fiscal 2003.

     Provision for Income Taxes. Our effective tax rate was (5)% for the three months ended April 30, 2002 compared to (1)% for the three months ended April 30, 2001. Our effective rates for the first quarter of fiscal

2003 and 2002 were affected by stock-based compensation expense as well as non-deductible expenses relating to our acquisition of Galileo in the fourth quarter of fiscal 2001, which was recorded using the purchase method of accounting. Excluding the effect of stock-based compensation expense, non-deductible, acquisition-related expenses, and costs associated with facilities consolidation, our adjusted effective tax rate for the first quarter of fiscal 2003 was 12%, compared to 15% for the first quarter of fiscal 2002. Our adjusted effective tax rate has decreased to 12% in the first quarter of fiscal 2003 from 15% in the first quarter of fiscal 2002 as a result of a relative increase in pretax profits in jurisdictions with lower tax rates.

Liquidity and Capital Resources

     Our principal source of liquidity as of April 30, 2002 consisted of $257.0 million of cash, cash equivalents and short-term investments. We raised net proceeds of $94.0 million through our initial public offering in June 2000. In addition, we received $70.0 million of cash and cash equivalents and $39.9 million of short-term investments, before acquisition costs, as a result of our acquisition of Galileo in January 2001.

     Net cash provided by operating activities was $9.5 million for the three months ended April 30, 2002 and $10.1 million for the three months ended April 30, 2001. The cash inflow from operations in the first three months of fiscal 2003 was primarily a result of our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses), a decrease in inventory and increases in accounts payable and accrued facility consolidation charge, partially offset by an increase in accounts receivable and a decrease in accrued liabilities. The cash inflow from operations in the first three months of fiscal 2002 was primarily due to our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses) and a decrease in inventory, partially offset by decreases in accounts payable and accrued liabilities. Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis with net 30-day payment terms. If our sales levels were to increase, it is likely that our levels of accounts receivable would also increase. Our levels of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

     Net cash used in investing activities was $18.4 million for the three months ended April 30, 2002 and $33.9 million for the three months ended April 30, 2002. The net cash used in investing activities in the first three months of fiscal 2003 was due to purchases of property and equipment of $10.8 million and purchases of short-term investments of $20.5 million, partially offset by the proceeds from maturities of short-term investments of $12.5 million. The net cash used in investing activities in the first three months of fiscal 2002 was primarily due to the payment of $29.1 million of accrued acquisition costs relating to our acquisition of Galileo, purchases of property and equipment of $7.1 million, and purchases of short-term investments of $8.0 million, partially offset by the proceeds from maturities of short-term investments of $11.0 million.

     Net cash provided by financing activities was $8.7 million for the three months ended April 30, 2002 and $0.9 million for the three months ended April 30, 2002. In the first three months of fiscal 2003 and 2002, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans and our employee stock purchase plan, partially offset by principal payments on capital lease obligations.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of April 30, 2002, our foundries had incurred approximately $46.2 million of manufacturing expenses on our outstanding purchase orders.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In

February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. We are currently attempting to secure subtenants for the remainder of our lease terms for these two facilities. Since we have been unable to sublease these two facilities, we will continue to be required to pay the full amount of our contracted lease payments while the facilities are vacant or if they are subleased at a future date at lesser rates. In the first quarter of fiscal 2003, we recorded a $17.8 million charge associated with costs of consolidation of our facilities. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The facilities consolidation charge is an estimate as of April 30, 2002 and may change as we obtain subleases for the abandoned facilities and sublease income is known. At April 20, 2002, payments of $1.2 million had been made in connection with this charge, and $16.6 million had been accrued and is payable through 2010.

     We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated by operations. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalent and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. Although we are not a party to any definitive agreement regarding an acquisition or other strategic arrangement, we may thereafter enter into an acquisition or other strategic arrangement that could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

     The following table summarizes our contractual obligations as of April 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Less than	1 - 3	After 3
	1 Year	Years	Years	Total

	(remaining
	nine months)
Contractual obligations:
Operating leases	$6,453	$18,935	$15,508	$40,896
Capital lease obligations	1,200	4,500	6,800	12,500
Purchase commitments to foundries	46,229	—	—	46,229

Total contractual cash obligations	$53,882	$23,435	$22,308	$99,625

Recent Accounting Pronouncements

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of, and certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. We adopted SFAS 144 on February 1, 2002, and the adoption did not have a significant impact on our financial position and results of operations.

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

     Sales to customers in the hard disk drive industry represented approximately 65% of our net revenue in the first quarter of fiscal 2003 and represented approximately 57% and 85% of our net revenue in fiscal 2002 and 2001, respectively. The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

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

     In the first quarter of fiscal 2003, approximately 60% of our net revenue was derived from sales to four customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Samsung accounted for 21%, Seagate accounted for 15%, Toshiba accounted for 13% and Hitachi accounted for 11%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

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

     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the last year, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. As part of the process of adopting SFAS 142, we are required to perform an impairment review of our goodwill. If the economic downtrend continues or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.7 billion as of April 30, 2002. An impairment review could result in a write-down of these assets to their fair values. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

If we are not successful in subleasing our unused office space, we will be required to pay the full amount of our contracted lease payments while the facilities are vacant or if they are subleased at a future date at lesser rates.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. We are currently attempting to secure subtenants for the remainder of our lease terms for these two facilities. Since we have been unable to sublease these two facilities, we will continue to be required to pay the full amount of our contracted lease payments while the facilities are vacant or if they are subleased at a future date at lesser rates. In the first quarter of fiscal 2003, we recorded a $17.8 million charge associated with costs of consolidating our facilities. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The facilities consolidation charge is an estimate as of April 30, 2002 and may change as we obtain subleases for the abandoned facilities and sublease income is known.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

     A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 86% of our net revenue in the first quarter of fiscal 2003, and represented 83% and 92% of our net revenue in fiscal 2002 and 2001, respectively.

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

     The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that our gross margin as a percentage of net revenue will decrease during fiscal 2003 due to (i) the anticipated production ramps of large volume design wins in lower margin businesses such as the desktop computer sector, and (ii) an increase in sales of SOCs, which typically have lower margins than standalone read channel devices. In addition, if our sales of storage products into the desktop computer market were to increase as a percentage of total storage revenues, our margins would also likely decrease because gross margins on sales into this market are generally lower than for sales into the enterprise and mobile computer markets, where we currently generate the substantial majority of our storage product revenues.

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

     Also, during the final production of a mature product, our customers typically exhaust their existing inventory of our integrated circuits. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both our customers’ mature and replacement products. A delay in a customer’s transition to commercial production of a replacement product may cause the customer to lose sales, which would delay our ability to recover the lost sales from the discontinued mature product. In addition, customers may defer orders in anticipation of new products or product enhancements from our competitors or us.

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

     We have made a significant investment in the development and production of our Gigabit Ethernet products. However, the Gigabit Ethernet technology is relatively new compared to the more established 10 and 100 megabit per second Fast Ethernet technologies. If the Gigabit Ethernet technology does not achieve widespread market acceptance, our revenue and operating results may be harmed. We have also made a significant investment in the development of wireless LAN products based on the IEEE 802.11b standard. Wireless LAN technologies are relatively new and many competing standards, such as IEEE 802.11a and Bluetooth™, exist. If the 802.11b standard does not achieve widespread market acceptance, our revenue and operating results may be harmed.

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

     Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the integrated circuit industry, where a number of companies aggressively bring numerous infringement claims to protect their patent portfolios. From time to time we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused the proprietary rights of other parties. These claims could result in litigation which, in turn, could subject us to significant liability for damages. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contains the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

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

     As a Bermuda corporation, we are subject to United States federal income tax at regular corporate rates and to United States branch profits tax, in each case to the extent that our income is effectively connected with the conduct of a trade or business in the United States. The determination of whether income of a foreign corporation is effectively connected with the conduct of a trade or business in the United States and, therefore, is subject to United States tax, involves a consideration of all the facts and circumstances and the application of legal standards that are uncertain. There have been few court cases or rulings by the Internal Revenue Service addressing the application of these legal standards, and we believe that none of these cases or rulings relates to facts precisely like ours. Our position is that our business operations do not generate any income that is effectively connected with a United States trade or business. Because of the uncertainty as to how United States federal income tax laws apply to the way we conduct our business, we believe the Internal Revenue Service may disagree with our past or future positions as to the amount of effectively connected income that we earn. Therefore, if our positions are disallowed, the amount we have accrued in our financial statements for United States federal income taxes may be insufficient to the extent of the difference between the income tax rate ultimately determined to apply and the tax rate that we have used to accrue for income taxes in our financial statements. In addition, we could be required to make significant cash payments for back taxes and interest based on the difference between the income tax rate ultimately determined to apply and the rate at which we paid those taxes.

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

     Because we are incorporated in Bermuda and have operations in the United States, Israel and Singapore, we are subject to special rules and regulations, including rules regarding a passive foreign investment company, or PFIC. We believe that we are not a PFIC, and we expect to continue to manage our affairs so that we will not become a PFIC. However, whether we should be treated as a PFIC is a factual determination that is made annually and is subject to change. If we are classified as a PFIC, then each United States holder of our common stock would, upon qualifying distributions by us or upon the pledge or sale of their shares of common stock at a gain, be liable to pay tax at the then prevailing rates on ordinary income plus an interest charge, generally as if the distribution or gain had been earned ratably over the shareholder’s holding period. In addition to the risks related to PFIC status, our shareholders and we could also suffer adverse tax consequences if we are classified as a foreign personal holding company, a personal holding company or a controlled foreign corporation.

Our officers and directors own a large percentage of our voting stock, and three existing directors, who are also significant shareholders, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related directors to control the election of directors and the approval or disapproval of significant corporate actions.

     As of May 31, 2002, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 40% of the outstanding shares our common stock. Additionally, Sehat Sutardja and Weili Dai are husband and wife and Sehat Sutardja and Pantas Sutardja are brothers. All three are directors and together they held approximately 30% of our outstanding common stock as of May 31, 2002. As a result, if the directors and officers as a group or any of Sehat Sutardja, Pantas Sutardja and Weili Dai act together, they will significantly influence, and will likely control, the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of who is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. To date, there have been no significant developments in the consolidated litigation. It is expected that a small number of cases will be designated as “test cases” for purposes of initial challenges to the pleadings, which are not expected to be briefed, argued and decided before mid-2002. We believe that the claims asserted against Marvell and our officers are without merit and intend to defend these claims vigorously. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit naming Marvell and our officers will have a material adverse impact on our business or financial condition. However, these claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

     A substantial number of our shares remain available for sale pursuant to Rule 144. Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of May 31, 2002, we had 119,705,325 shares outstanding and none of these shares are subject to any lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline, while variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; State, county and municipal debt securities; and foreign government securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of April 30, 2002 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Expected Fiscal Year Maturity Date

	2003	2004	2005	2006	Total	Fair Value

Variable Rate	$9,415	$3,345	$—	$—	$12,760	$12,741
Average Interest Rate	2.05%	2.25%	—	—	2.11%
Fixed Rate	$21,671	$36,410	$52,546	$31,474	$142,101	$141,892
Average Interest Rate	3.58%	3.70%	3.89%	4.43%	3.91%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of who is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. To date, there have been no significant developments in the consolidated litigation. It is expected that a small number of cases will be designated as “test cases” for purposes of initial challenges to the pleadings, which are not expected to be briefed, argued and decided before mid-2002. We believe that the claims asserted against Marvell and our officers are without merit and intend to defend these claims vigorously. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit naming Marvell and our officers will have a material adverse impact on our business or financial condition. However, these claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

     On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court asserting claims against Company personnel and the Company for improperly obtaining and using information and technologies during the course of the negotiations with Company personnel regarding the potential acquisition of Jasmine by the Company. The lawsuit claims that Company officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and it are without merit and intends to defend all claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business or financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Not applicable.

(b)	Reports on Form 8-K:

On March 1, 2002, we filed a current report on Form 8-K in connection with the issuance of a press release dated February 28, 2002 announcing our financial results for the fourth quarter of fiscal 2002 and our fiscal year ended February 2, 2002.

On April 12, 2002, we filed a current report of Form 8-K in connection with the issuance of a press release dated April 12, 2002 announcing the retirement of Avigdor Willenz from our Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

June 14, 2002	By:	/s/ GEORGE A. HERVEY

Date		George A. Hervey Vice President and Chief Financial Officer