Form 10-Q
period 2002-08-03
MARVELL TECHNOLOGY GROUP LTD
filed 2002-09-17
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2002

or

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

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at August 3, 2002

Common stock, $0.002 par value	120,031,009

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

ASSETS

	July 31,	January 31,
	2002	2002

Current assets:
Cash and cash equivalents	$108,871	$114,483
Short-term investments	141,479	135,761
Accounts receivable, net of allowances of $1,256 and $1,232	70,218	42,150
Inventory	49,478	23,600
Prepaid expenses and other current assets	12,839	14,135
Deferred income taxes	9,287	9,287

Total current assets	392,172	339,416
Property and equipment, net	60,446	52,924
Goodwill and acquired intangible assets	1,638,094	1,680,740
Other noncurrent assets	31,067	17,975

Total assets	$2,121,779	$2,091,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,055	$30,990
Accrued liabilities	10,875	14,083
Accrued employee compensation	12,317	11,755
Accrued facility consolidation charge	15,491	—
Income taxes payable	19,223	17,744
Deferred income	13,563	8,907
Current portion of capital lease obligations	1,266	1,039

Total current liabilities	135,790	84,518
Capital lease obligations	9,134	10,017
Other long-term liabilities	6,055	6,793

Total liabilities	150,979	101,328

Shareholders’ equity:
Common stock, $0.002 par value; 242,000 shares authorized; 120,031 and 118,577 shares issued and outstanding	240	238
Additional paid-in capital	2,668,295	2,646,757
Deferred stock-based compensation	(11,074)	(10,099)
Accumulated other comprehensive income	1,714	946
Accumulated deficit	(688,375)	(648,115)

Total shareholders’ equity	1,970,800	1,989,727

Total liabilities and shareholders’ equity	$2,121,779	$2,091,055

See accompanying notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Net revenue	$119,694	$68,649	$218,494	$132,879
Operating costs and expenses:
Cost of goods sold(1)	56,033	31,419	99,813	61,580
Research and development(1)	33,599	21,843	64,208	41,909
Selling and marketing(1)	12,321	10,103	23,333	19,648
General and administrative(1)	3,523	3,734	7,165	6,719
Amortization of stock-based compensation	2,192	4,095	4,474	8,208
Amortization of goodwill and acquired intangible assets	21,323	104,508	42,646	209,016
Facilities consolidation charge	—	—	17,799	—

Total operating costs and expenses	128,991	175,702	259,438	347,080

Operating loss	(9,297)	(107,053)	(40,944)	(214,201)
Interest and other income, net	1,906	2,459	4,045	5,426

Loss before income taxes	(7,391)	(104,594)	(36,899)	(208,775)
Provision for income taxes	1,935	603	3,361	1,388

Net loss	$(9,326)	$(105,197)	$(40,260)	$(210,163)

Net loss per share:
Basic	$(0.08)	$(0.93)	$(0.34)	$(1.86)

Diluted	$(0.08)	$(0.93)	$(0.34)	$(1.86)

Weighted average shares:
Basic	118,886	113,714	118,487	113,115

Diluted	118,886	113,714	118,487	113,115

(1)	Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$118	$81	$163	$163
Research and development	1,421	2,682	2,915	5,375
Selling and marketing	456	724	859	1,451
General and administrative	197	608	537	1,219

	$2,192	$4,095	$4,474	$8,208

See accompanying notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(40,260)	$(210,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,772	7,611
Amortization of stock-based compensation	4,474	8,208
Amortization of goodwill and acquired intangible assets	42,646	209,016
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(26,668)	(473)
Inventory	(24,025)	6,194
Prepaid expenses and other assets	(3,648)	(3,287)
Accounts payable	31,673	2,344
Accrued liabilities and other	(2,168)	(2,902)
Accrued employee compensation	(1,215)	2,063
Accrued facility consolidation charge	15,491	—
Income taxes payable	2,175	998
Deferred revenue	4,656	(1,374)

Net cash provided by operating activities	11,903	18,235

Cash flows from investing activities:
Purchases of short-term investments	(34,587)	(9,038)
Sales and maturities of short-term investments	28,941	13,007
Purchases of investments	(10,000)	(667)
Cash received from acquisitions	1,098	—
Acquisition costs	—	(29,326)
Purchases of property and equipment	(16,484)	(9,706)
Purchases of technology licenses	—	(1,916)

Net cash used in investing activities	(31,302)	(37,646)

Cash flows from financing activities:
Proceeds from the issuance of common stock	14,276	9,635
Repurchases of common stock	(2)	(112)
Principal payments on capital lease obligations	(757)	(37)

Net cash provided by financing activities	13,517	9,486

Net decrease in cash and cash equivalents	(5,612)	(9,925)
Cash and cash equivalents at beginning of period	114,483	184,128

Cash and cash equivalents at end of period	$108,871	$174,203

See accompanying notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and its Significant Accounting Policies

The Company

     Marvell Technology Group Ltd. (the “Company”), a Bermuda company, was incorporated on January 11, 1995. The Company designs, develops and markets integrated circuits utilizing proprietary communications mixed-signal processing, or CMSP, and digital signal processing technologies for the communications and storage markets. On January 21, 2001, the Company acquired Galileo Technology Ltd. (“Galileo”), an Israeli corporation. Galileo develops high-performance communications internetworking and switching products for the broadband communications market. On June 19, 2002, the Company acquired SysKonnect GmbH (“SysKonnect”), a German corporation. SysKonnect develops and markets client-server products.

Basis of presentation

     The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2003 will be comprised of 52 weeks. For presentation purposes only, the financial statements and notes refer to January 31 as the Company’s year-end and April 30, July 31 and October 31 as the Company’s quarter-ends.

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2002, the results of its operations for the three and six months ended July 31, 2002 and 2001, and its cash flows for the six months ended July 31, 2002 and 2001. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Available-for-sale investments

     The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of July 31, 2002	Cost	Gains	Losses	Value

Corporate debt securities	$108,347	$1,500	$(139)	$109,708
U.S., state, county and municipal debt securities	33,236	220	(1)	33,455
Foreign government securities	9,674	147	(123)	9,698
Equity securities	1,440	169	—	1,609

	152,697	2,036	(263)	154,470
Less amounts classified as cash equivalents	(12,991)	—	—	(12,991)

Short-term investments	$139,706	$2,036	$(263)	$141,479

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of January 31, 2002	Cost	Gains	Losses	Value

Corporate debt securities	$100,232	$461	$(738)	$99,955
State, county and municipal debt securities	25,870	10	(97)	25,783
Foreign government securities	13,163	—	(92)	13,071
Equity securities	2,400	2,157	—	4,557

	141,665	2,628	(927)	143,366
Less amounts classified as cash equivalents	(7,605)	—	—	(7,605)

Short-term investments	$134,060	$2,628	$(927)	$135,761

Inventory

     Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	July 31,	January 31,
	2002	2002

Work-in-process	$43,745	$16,727
Finished goods	5,733	6,873

	$49,478	$23,600

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

     As required by SFAS 142, the Company ceased amortizing goodwill of $1.3 billion beginning February 1, 2002 and has reclassified the carrying value at January 31, 2002 of the acquired workforce of $10.4 million into goodwill because this intangible asset did not arise from contractual or other legal rights and cannot be separated from the acquired entity and sold, transferred, licensed, rented or exchanged. Also as part of the adoption of SFAS 142, the Company reassessed the useful lives of its two remaining acquisition-related intangible assets, developed technology and trade name, and determined that the useful life of the Galileo trade name should be five years from the date of acquisition instead of its previously estimated useful life of ten years. This change in useful life, which was based on the Company’s expected future use of the Galileo trade name in its selling and marketing activities as well as its expected contribution to future cash flows, will increase the Company’s trade name amortization expense to $7.5 million per year in fiscal 2003 compared to the $3.3 million it recorded in fiscal 2002. The impairment test required upon the adoption of SFAS 142 was completed during the six months ended July 31, 2002 and did not identify any impairment of goodwill. The Company plans to perform an annual impairment review during the fourth quarter of each year, beginning in fiscal 2003, or more frequently if indicators of impairment exist.

     The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the three and six months ended July 31, 2001:

	Three months ended		Six months ended
	July 31,		July 31,

	2002	2001	2002	2001

Net loss — as reported	$(9,326)	$(105,197)	$(40,260)	$(210,163)
Adjustments:
Amortization of goodwill	—	83,707	—	167,414
Amortization of acquired workforce previously classified as a purchased intangible asset	—	522	—	1,044
Change in amortization life of trade name	—	(831)	—	(1,662)

Net adjustments	—	83,398	—	166,796

Net loss — as adjusted	$(9,326)	$(21,799)	$(40,260)	$(43,367)

Basic and diluted net loss per share — as reported	$(0.08)	$(0.93)	$(0.34)	$(1.86)
Amortization of goodwill	—	0.74	—	1.48
Amortization of acquired workforce previously classified as a purchased intangible asset	—	0.01	—	0.01
Change in amortization life of trade name	—	(0.01)	—	(0.01)

Basis and diluted net loss per share — as adjusted	$(0.08)	$(0.19)	$(0.34)	$(0.38)

     The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of July 31, 2002		As of January 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Purchased technology	$388,955	$(118,184)	$388,955	$(79,288)
Trade name	33,241	(7,138)	33,241	(3,388)
Assembled workforce	—	—	12,532	(2,128)

Total identified intangible assets	422,196	(125,322)	434,728	(84,804)

Goodwill	1,686,674	(345,454)	1,674,142	(343,326)

Total intangible assets	$2,108,870	$(470,776)	$2,108,870	$(428,130)

     The aggregate amortization expense of identified intangible assets was $21.3 million and $20.8 million in the second quarter of fiscal years 2003 and 2002, respectively. The aggregate amortization expense of identified intangible assets was $42.6 million and $41.6 million for the six months ended July 31, 2002 and 2001, respectively. The estimated total annual amortization expenses of acquired intangible assets is $85.3 million for fiscal years 2003, 2004, and 2005, respectively and $83.6 million for fiscal year 2006.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Numerator:
Net loss	$(9,326)	$(105,197)	$(40,260)	$(210,163)

Denominator:
Weighted average shares of common stock outstanding	119,713	115,944	119,376	115,643
Less: unvested common shares subject to repurchase	(827)	(2,230)	(889)	(2,528)

Weighted average shares — basic	118,886	113,714	118,487	113,115

Effect of dilutive securities-
Unvested common shares subject to repurchase	—	—	—	—
Common stock options	—	—	—	—

Weighted average shares — diluted	118,886	113,714	118,487	113,115

Basic and diluted net loss per share	$(0.08)	$(0.93)	$(0.34)	$(1.86)

     Options to purchase 24,808,100 common shares at a weighted average exercise price of $16.95 per share have been excluded from the computation of diluted net loss per share for the three months ended July 31, 2002, and options to purchase 24,824,080 common shares at a weighted average exercise price of $16.97 per share have been excluded from the computation of diluted net loss per shares for the six months ended July 31, 2002, as their effect would have been anti-dilutive. Options to purchase 21,985,101 common shares at a weighted average exercise price of $13.34 per share have been excluded from the computation of diluted net loss per share for the three months ended July 31, 2001, and options to purchase 22,144,639 common shares at a weighted average exercise price of $13.34 per share have been excluded from the computation of diluted net loss per shares for the six months ended July 31, 2001, as their effect would have been anti-dilutive. Additionally, 826,798 and 888,729 common shares subject to repurchase by the Company have been excluded from the computations of diluted net loss per share for the three and six months ended July 31, 2002, respectively, and 2,230,185 and 2,527,534 common shares subject to repurchase by the Company have been excluded from the computations of diluted net loss per share for the three and six months ended July 31, 2001, respectively.

Comprehensive loss

     The components of comprehensive loss, net of tax, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Net loss	$(9,326)	$(105,197)	$(40,260)	$(210,163)
Other comprehensive income:
Unrealized gains on available-for-sale investments	1,326	1,254	768	1,275

Total comprehensive loss	$(8,000)	$(103,943)	$(39,492)	$(208,888)

     Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments, net of tax.

2. Acquisition

     On June 19, 2002, the Company acquired 100% of the shares of SysKonnect through a share purchase agreement. SysKonnect develops and markets client-server products. The acquisition has been accounted for using the purchase method of accounting, and the operating results of SysKonnect have been included in the Company’s consolidated financial statements from the date of acquisition. The total purchase price of the acquisition was approximately $9.5 million. The purchase price consisted of restricted shares and options granted to SysKonnect shareholders to purchase a total of 300,000 shares of the Company’s common stock (fair value of $7.3 million), settlement of a loan receivable of $1.9 million, and acquisition related expenses of approximately $0.3 million.

     The aggregate purchase price was allocated as follows (in thousands):

Net tangible assets	$4,060
Deferred compensation	5,450

Aggregate purchase price	$9,510

     The amount allocated to deferred stock-based compensation relates to the intrinsic value of the unvested restricted stock and stock options issued. The restricted stock and stock options vest over a period of four years. This deferred stock-based compensation is amortized on an accelerated basis over the vesting period of the individual awards consistent with the method described in FIN28.

3. Facilities Consolidation Charge

     During the three months ended April 30, 2002, the Company recorded a $17.8 million charge associated with costs of consolidation of its facilities. This charge included $10.8 million in lease abandonment charges relating to the consolidation of the Company’s three facilities in the Silicon Valley into one location. The lease abandonment charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The facilities consolidation charge also includes $6.0 million consisting of the write-down of certain property and leasehold improvements associated with the abandoned facilities. Additionally, the Company incurred charges of $1.0 million through April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities. The facilities consolidation charge is an estimate as of July 31, 2002 and may change as the Company obtains subleases for the abandoned facilities and sublease income is known. At July 31, 2002, cash payments of $1.8 million had been made in connection with this charge, and $15.5 million had been accrued and is payable through 2010.

     A summary of the facilities consolidation charge is as follows (in thousands):

				Remaining
	Total	Cash	Non-Cash	Liability at
	Charge	Payments	Charges	July 31, 2002

Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$10,847	$(972)	$—	$9,875
Property and leasehold improvements	5,999	—	(383)	5,616
Duplicate facility lease costs and other	953	(871)	(82)	—

	$17,799	$(1,843)	$(465)	$15,491

4. Net Revenue

     The following table presents net revenues for groups of similar products (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

Net Revenue:	2002	2001	2002	2001

Storage products	$68,198	$36,868	$131,966	$65,457
Communications products	51,496	31,781	86,528	67,422

	$119,694	$68,649	$218,494	$132,879

5. Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of, and certain provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company adopted SFAS 144 on February 1, 2002, and the adoption did not have a significant impact on its financial position and results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sales-leaseback transactions and sublease accounting. The Company is required to adopt the provisions of SFAS 145 effective February 2, 2003. The Company does not expect the adoption of SFAS 145 to have a significant impact on its financial position and results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. The Company is required to adopt the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 will be a change on a prospective basis of the timing of when restructuring charges are recorded from a commitment date approach to when a liability is recorded.

6. Legal Proceedings

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. To date, there have been no significant developments in the consolidated litigation. It is expected that a small number of cases will be designated as “test cases” for purposes of initial challenges to the pleadings, which are not expected to be briefed, argued and decided before early 2003. The Company believes that the claims asserted against it and its officers are without merit and intends to defend these claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of the lawsuit naming the Company and its officers will have a material adverse impact on its business or financial condition.

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

Overview

     We design, develop and market integrated circuits utilizing proprietary communications mixed-signal and digital signal processing technology for communications-related markets. Our products provide the critical interface between analog signals and the digital information used in computing and communications systems and enable our customers to store and transmit digital information reliably and at high speeds. We were founded in 1995, and our business has grown rapidly since inception. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. in a stock-for-stock transaction for the aggregate consideration of approximately $2.5 billion. Galileo develops high-performance internetworking and switching products for the broadband communications market. The acquisition was accounted for using the purchase method of accounting, and the operating results of Galileo have been included in our consolidated financial statements from the date of acquisition. In June 2002, the Company acquired 100% of the shares of SysKonnect through a share purchase agreement. SysKonnect develops and markets client-server products for the Gigabit and 10 Gigabit markets. The acquisition has been accounted for using the purchase method of accounting, and the operating results of SysKonnect have been included in the Company’s consolidated financial statements from the date of acquisition.

     In the communications market, we offer transceiver products, switching products, communications controller products and wireless local area network products. Our primary customers for our communications products are leading manufacturers of high speed networking equipment.

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

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the six months ended July 31, 2002, approximately 68% of our net revenue was derived from sales to five significant customers, each of whom individually accounted for 10% or more of our net revenue during this period. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 87% of our net revenue for the six months ended July 31, 2002. Because many manufacturers and manufacturing subcontractors of communications and storage devices are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2002, as filed with the Securities Exchange Commission. There have been no material changes in any of the Company’s accounting policies since January 31, 2002.

Results of Operations

     The following table sets forth information derived from our condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	46.8	45.8	45.7	46.3
Research and development	28.1	31.8	29.4	31.5
Selling and marketing	10.3	14.7	10.7	14.8
General and administrative	3.0	5.4	3.3	5.1
Amortization of stock-based compensation	1.8	6.0	2.1	6.2
Amortization of goodwill and acquired intangible assets	17.8	152.2	19.5	157.3
Facilities consolidation charge	—	—	8.1	—

Total operating costs and expenses	107.8	255.9	118.8	261.2

Operating loss	(7.8)	(155.9)	(18.8)	(161.2)
Interest and other income, net	1.6	3.6	1.9	4.1

Loss before income taxes	(6.2)	(152.3)	(16.9)	(157.1)
Provision for income taxes	(1.6)	(0.9)	(1.5)	(1.1)

Net loss	(7.8)%	(153.2)%	(18.4)%	(158.2)%

Three and Six Months Ended July 31, 2002 and 2001

     Net Revenue. Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue was $119.7 million for the three months ended July 31, 2002 compared to $68.6 million for the three months ended July 31, 2001. Net revenue was $218.5 for the six months ended July 31, 2002 compared to $132.9 million for the six months ended July 31, 2001. The increases in net revenue reflect a significant increase in volume shipments of our storage and Gigabit Ethernet products during the three months and six months ended July 31, 2002, primarily due to increased acceptance of our SOC storage products which began shipping in volume in the second half of fiscal 2002 and continued adoption of the Gigabit Ethernet products as a replacement for Fast Ethernet products. Revenue from storage products totaled $68.2 million in the second quarter of fiscal 2003 compared to $36.9 million in the second quarter of fiscal 2002 and totaled $132.0 million in the first six months of fiscal 2003 compared to $65.5 million in the first six months of fiscal 2002. Revenue from communications products was $51.5 million in the second quarter of fiscal 2003 compared to $31.8 million in the second quarter of fiscal 2002 and totaled $86.5 million for the first six months of fiscal 2003 and $67.4 million for the first six months of fiscal 2002. Revenue derived from development contracts increased in absolute dollars during the second quarter and first six months of fiscal 2003 compared to the second quarter and first six months of fiscal 2002, but represented less than 10% of net revenues for each period. We expect that revenue from storage products for fiscal 2003 will increase from the level of revenue from storage products we reported in fiscal 2002 due in part to increases in shipments of our storage SOCs, which have been widely adopted by the mobile computer sector and which we expect to be adopted by the desktop computer sector during this fiscal year. In addition, we expect growth in revenue from communications products in fiscal 2003 compared to fiscal 2002 primarily due to increases in shipments of our Gigabit Ethernet products, which we expect will continue to be adopted as the replacement for Fast Ethernet products.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin, which is calculated as net revenue less cost of goods sold, as a percentage of net revenue, decreased to 53.2% in the three months ended July 31, 2002 from 54.2% in the three months ended July 31, 2001. Gross margin increased to 54.3% in the six months ended July 31, 2002 from 53.7% in the six months ended July 31, 2001. The decrease in gross margin in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 was primarily due to a product mix change which included production ramps of large volume lower margin desktop computer products and increased pricing pressures from our customers as well as from our competitors. The increase in gross margin in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily due to higher margins on our storage products which resulted in a shift in product mix to newer, higher-margin products, and to a lesser extent an increase in the amount of development revenue recognized in first six months of fiscal 2003 compared to the first six months of fiscal 2002. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, increased pricing pressures from our customers and competitors, and changes in the amount of development revenue recognized. We expect that our gross margin as a percentage of net revenue will decrease during fiscal 2003 due to the anticipated production ramps of large volume design wins in lower margin businesses such as the desktop computer sector and continued pricing pressure from our customers in the end markets.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. Research and development expense was $33.6 million, or 28.1% of net revenue, for the three months ended July 31, 2002 compared to $21.8 million, or 31.8% of net revenue, for the three months ended July 31, 2001. Research and development expense was $64.2 million, or 29.4% of net revenue, for the six months ended July 31, 2002 compared to $41.9 million, or 31.5% of net revenue for the six months ended July 31, 2001. The increase in research and development expense in absolute dollars in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 was primarily due to the hiring of additional development personnel, including personnel related to our acquisition of SysKonnect, which resulted in an increase in salary and related costs of $5.1 million, increased costs of $3.1 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $2.4 million arising from purchases of property, equipment and technology licenses, and other allocated expenses of $1.1 million related to our expanding operations. The increase in research and development expense in absolute dollars in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily due to the hiring of additional development personnel, including personnel related to our acquisition of SysKonnect, which resulted in an increase in salary and related costs of $10.0 million, increased costs of $4.7 million for prototype and related product tape-out costs for new product initiatives, increased depreciation expense of $2.8 million arising from purchases of property, equipment and technology licenses and other allocated expenses of $3.3 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars in future periods as we develop new products, expand into new markets and technologies, and hire additional personnel.

     Selling and Marketing. Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $12.3 million, or 10.3% of net revenue, for the three months ended July 31, 2002 compared to $10.1 million, or 14.7% of net revenue, for the three months ended July 31, 2001. Selling and marketing expense was $23.3 million, or 10.7% of net revenue, for the six months ended July 31, 2002 compared to $19.6 million, or 14.8% of net revenue, for the six months ended July 31, 2001. The increase in selling and marketing expense in absolute dollars in the second quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to the hiring of additional sales and marketing personnel which resulted in an increase in salary and related costs of $1.5 million, increased travel costs of $0.3 million, and increased facility and other allocated expenses of $0.2 million related to our expanding operations. The increase in selling and marketing expense in absolute dollars in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily due to the hiring of additional sales and marketing personnel which resulted in an increase of salary and related costs of $3.0 million and increased facility and allocated expenses of $0.7 million related to our expanding operations, partially offset by a reduction in commission expense of $0.9 million. The reduction in commission expense was due to the transition of all of our storage customers to a direct selling basis as of the end of the first quarter of fiscal 2003 instead of using outside sales representatives. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. General and administrative expense was $3.5 million, or 3.0% of net revenue, for the three months ended July 31, 2002 compared to $3.7 million, or 5.4% of net revenue, for the three months ended July 31, 2001. General and administrative expense was $7.2, or 3.3% of net revenue, for the six months ended July 31, 2002 compared to $6.7 million, or 5.1% of net revenue, for the six months of July 31, 2001. The increase in general and administrative expense in absolute dollars in the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily related to increased legal and other professional fees of $0.8 million due to our expanding operations and attorney fees associated with our on-going legal proceedings. We expect that general and administrative expense will remain relatively constant in absolute dollars in future quarters this year compared to the second quarter of fiscal 2003 as we continue to focus on cost saving measures.

     Amortization of Stock-Based Compensation. We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock, in connection with the assumption of stock options as a result of our acquisition of Galileo, and in connection with the grant of stock options as a result of our acquisition of SysKonnect. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. Amortization of stock-based compensation was $2.2 million, or 1.8% of net revenue, for the three months ended July 31, 2002 compared to $4.1 million, or 6.0% of net revenue, for the three months ended July 31, 2001. Amortization of stock-based compensation was $4.5, or 2.1% for net revenue, for the six months ended July 31, 2002 compared to $8.2 million, or 6.2% of net revenue, for the six months ended July 31, 2001. The decrease in amortization expense in both absolute dollars and percentage of net revenue in the second quarter and first six months of fiscal 2003 compared to the second quarter and first six months of fiscal 2002 primarily resulted from a reduced balance of deferred stock-based compensation being amortized in the second quarter and first six months of fiscal 2003 compared to the second quarter and first six months of fiscal 2002 prior to recording additional deferred stock-based compensation and amortization expense in connection with the acquisition of SysKonnect.

     Amortization of Goodwill and Acquired Intangible Assets. In connection with the acquisition of Galileo in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Goodwill was being amortized over its estimated economic life of five years through January 31, 2002, and acquired intangible assets are being amortized over their estimated economic lives of five to ten years. Goodwill and acquired intangible asset amortization expense was $21.3 million, or 17.8% of net revenue, for the three months ended July 31, 2002 compared to $104.5 million, or 152.2% of net revenue, for the three months ended July 31, 2001. Goodwill and acquired intangible asset amortization expense was $42.6 million, or 19.5% of net revenue, for the six months ended July 31, 2002 compared to $209.0 million, or 157.3% of net revenue, for the six months ended July 31, 2001.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, a goodwill impairment test within six months of adoption and annual impairment tests thereafter. We adopted SFAS 142 in February 2002. As required by SFAS 142, we ceased amortizing goodwill of $1.3 billion beginning February 1, 2002 and have reclassified the carrying value at January 31, 2002 of the acquired workforce of $10.4 million into goodwill because this intangible asset did not arise from contractual or other legal rights and cannot be separated from the acquired entity and sold, transferred, licensed, rented or exchanged. Also as part of the adoption of SFAS 142, we reassessed the useful lives of our two remaining acquisition-related intangible assets, developed technology and trade name, and determined that the useful life of the Galileo trade name should be five years from the date of acquisition instead of its previously estimated useful life of ten years. This change in useful life, which was based on our expected future use of the Galileo trade name in our selling and marketing activities as well as our expected contribution to future cash flows, will increase our trade name amortization expense to $7.5 million per year in fiscal 2003 compared to the $3.3 million it recorded in fiscal 2002. The impairment test required upon adoption of SFAS 142 was completed during the six months ended July 31, 2002 and did not identify any impairment of goodwill. We plan to perform an annual impairment review during the fourth quarter of each year, beginning in fiscal 2003, or more frequently if we believe indicators of impairment exist.

     Facilities Consolidation Charge. During the three months ended April 30, 2002, we recorded a $17.8 million charge associated with costs of consolidation of our facilities. This charge included $10.8 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into one location. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities consolidation charge also includes $6.0 million consisting of the write-down of certain property and leasehold improvements associated with the abandoned facilities. We also incurred charges of $1.0 million through April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of our current and abandoned facilities. The facilities consolidation charge is an estimate as of July 31, 2002 and may change as we obtain subleases for the abandoned facilities and sublease income is known. At July 31, 2002, cash payments of $1.8 million had been made in connection with this charge, and $15.5 million was accrued and is payable through 2010.

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash, cash equivalent and short-term investment balances, offset by interest paid on capital lease obligations. Interest and other income, net was $1.9 million for the three months ended July 31, 2002 compared to $2.5 million for the three months ended July 31, 2001. Interest and other income, net was $4.0 million for the six months ended July 31, 2002 compared to $5.4 million for the six months ended July 31, 2001. The decrease in interest and other income, net in the second quarter and first six months of fiscal 2003 compared to the second quarter and first six months of fiscal 2002 was primarily due to an overall decline in interest rates on comparable invested cash balances and an increase in interest expense on capital lease obligations, partially offset by realized gains of $1.0 in the first six months of fiscal 2003.

     Provision for Income Taxes. Our effective tax rate was (26)% and (9)% for the three and six months ended July 31, 2002 respectively, compared to (1)% for the three and six months ended July 31, 2001. Our effective rates for the second quarter and first six months of fiscal 2003 and 2002 were affected by stock-based compensation expense as well as non-deductible expenses relating to our acquisition of Galileo in the fourth quarter of fiscal 2001, which was recorded using the purchase method of accounting. Excluding the effect of stock-based compensation expense, non-deductible acquisition-related expenses and costs associated with facilities consolidation, our adjusted effective tax rate for the second quarter and first six months of fiscal 2003 was 12%, compared to 15% for the second quarter and first six months of fiscal 2002. Our adjusted effective tax rate has decreased to 12% in the second quarter and first six months of fiscal 2003 from 15% in the second quarter and first six months of fiscal 2002 as a result of a relative increase in pretax profits in jurisdictions with lower tax rates.

Liquidity and Capital Resources

     Our principal source of liquidity as of July 31, 2002 consisted of $250.4 million of cash, cash equivalents and short-term investments. We raised net proceeds of $94.0 million through our initial public offering in June 2000. In addition, we received $70.0 million of cash and cash equivalents and $39.9 million of short-term investments, before acquisition costs, as a result of our acquisition of Galileo in January 2001. We also received $1.1 million of cash and cash equivalents, before acquisition costs, as a result of our acquisition of SysKonnect in June 2002.

     Net cash provided by operating activities was $11.9 million for the six months ended July 31, 2002 and $18.2 million for the six months ended July 31, 2001. The cash inflow from operations in the first six months of fiscal 2003 was primarily a result of our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses), increases in accounts payable and accrued facility consolidation charge, partially offset by an increase in accounts receivable and inventory. The cash inflow from operations in the first six months of fiscal 2002 was primarily due to our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses), a decrease in inventory, and increases in accounts payable and accrued employee compensation, partially offset by increases in prepaid expenses and other assets and a decrease in accrued liabilities. Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis with net 30 to 60 day payment terms. If our sales levels were to increase, it is likely that our levels of accounts receivable would also increase. Our levels of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products, as well as the initial production ramp for significant design wins. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

     Net cash used in investing activities was $31.3 million for the six months ended July 31, 2002 and $37.6 million for the six months ended July 31, 2001. The net cash used in investing activities in the first six months of fiscal 2003 was due to purchases of property and equipment of $16.5 million, purchases of investments of $10.0 million, and purchases of short-term investments of $34.6 million, partially offset by the proceeds from maturities of short-term investments of $28.9 million. The net cash used in investing activities in the first six months of fiscal 2002 was primarily due to the payment of $29.3 million of accrued acquisition costs relating to our acquisition of Galileo, purchases of property and equipment of $9.7 million, and purchases of short-term investments of $9.0 million, partially offset by the proceeds from maturities of short-term investments of $13.0 million.

     Net cash provided by financing activities was $13.5 million for the six months ended July 31, 2002 and $9.5 million for the six months ended July 31, 2001. In the first six months of fiscal 2003 and 2002, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans and our employee stock purchase plan, partially offset by principal payments on capital lease obligations.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of July 31, 2002, our foundries had incurred approximately $35.2 million of manufacturing expenses on our outstanding purchase orders.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. We are currently attempting to secure subtenants for the remainder of our lease terms for these two facilities. Since we have been unable to sublease these two facilities, we will continue to be required to pay the full amount of our contracted lease payments while the facilities are vacant or if they are subleased at a future date at lesser rates. In the first quarter of fiscal 2003, we recorded a $17.8 million charge associated with costs of consolidation of our facilities. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The facilities consolidation charge is an estimate as of July 31, 2002 and may change as we obtain subleases for the abandoned facilities and sublease income is known. At July 31, 2002, cash payments of $1.8 million had been made in connection with this charge, and $15.5 million was accrued and is payable through 2010.

     We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements and commitments for at least the next 12 months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalent and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. Although we are not a party to any definitive agreement regarding an acquisition or other strategic arrangement, we may thereafter enter into an acquisition or other strategic arrangement that could require us to seek additional debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

     The following table summarizes our contractual obligations as of July 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Less than	1 - 3	After 3
	1 Year	Years	Years	Total

	(remaining
	six months)
Contractual obligations:
Operating leases	$4,839	$18,935	$15,508	$39,282
Capital lease obligations	1,508	9,831	—	11,339
Purchase commitments to foundries	35,175	—	—	35,175

Total contractual cash obligations	$41,522	$28,766	$15,508	$85,796

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS 13 for certain sales-leaseback transactions and sublease accounting. The Company is required to adopt the provisions of SFAS 145 effective February 2, 2003. We do not expect the adoption of SFAS 145 to have a significant impact on our financial position and results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. We are required to adopt the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 will be a change on a prospective basis of the timing of when restructuring charges are recorded from a commitment date approach to when a liability is recorded.

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

We have experienced a slowdown in the worldwide economy, which has negatively affected our revenues and results of operations. If economic conditions worsen, our revenues and results of operations in fiscal 2003 and beyond will be materially and adversely affected.

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

     Sales to customers in the hard disk drive industry represented approximately 60% of our net revenue in the first six months of fiscal 2003 and represented approximately 57% and 85% of our net revenue in fiscal 2002 and 2001, respectively. The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

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

     For the six months ended July 31, 2002, approximately 68% of our net revenue was derived from sales to five customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Samsung accounted for 15%, Toshiba accounted for 14%, Hitachi accounted for 13%, Intel accounted for 13%, and Seagate accounted for 13%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

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

     Our future success will depend on our ability, in a timely and cost-effective manner, to develop new products for the broadband communications market and to introduce enhancements to our products for the storage market. We must also achieve market acceptance by completing volumes sales of these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. In particular, we have a limited history in developing products for the broadband communications market and may encounter technical difficulties in developing wireless LAN or other products for this market that could prevent or delay their successful introduction. Unanticipated problems in developing broadband communications products could also divert substantial engineering resources, which may impair our ability to develop new products and enhancements for the storage market, and could substantially increase our costs. Even if the new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of these products in a timely manner.

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

Our acquisition of Galileo, SysKonnect, and any future acquisitions could harm our operating results and share price.

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

     We acquired SysKonnect on June 19, 2002. We accounted for this acquisition using the purchase method of accounting, and the results of SysKonnect’s operations are included in our consolidated financial statements from the date of acquisition. The acquisition of SysKonnect did not result in any goodwill as the fair value of net tangible assets acquired approximated the value of the consideration. Deferred stock-based compensation of approximately $5.5 million was recorded and is being amortized over the remaining option vesting periods of no more than four years. There can be no assurance than any future acquisitions will not result in goodwill being recorded.

     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the last year, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. If the economic downtrend continues or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.6 billion as of July 31, 2002. An impairment review could result in a write-down of all or a portion of these assets to their fair values. The impairment test required upon the adoption of SFAS 142 was completed during the six months ended July 31, 2002 and did not identify any impairment of goodwill. We plan to perform an annual impairment review during the fourth quarter of each year, beginning in fiscal 2003, or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We are a relatively small company with limited resources compared to some of our current and potential competitors, and we may not be able to compete effectively and increase or maintain revenue and market share.

     We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenues may not increase or may decline. In addition, most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. Moreover, our competitors may foresee the course of market developments more accurately than we may. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we may, which would allow them to respond more quickly than we might to new or emerging technologies or changes in customer requirements. In addition, new competitors or alliances among existing competitors could emerge. We expect to face competition in the future from our current competitors, other manufacturers and designers of integrated circuits, and innovative start-up integrated circuit design companies. Many of our customers are also large, established integrated circuit suppliers. Our sales to and support of such customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.

     In the broadband communications market, we face competition from a number of additional competitors who have a longer history serving that market than we have. Many of these competitors have more-established reputations in that market and longer-standing relationships with the customers to whom we sell our products, which could prevent us from competing successfully. Competition could increase pressure on us to lower our prices and lower our margins.

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

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. We believe that our future success is highly dependent on the contributions of Dr. Sehat Sutardja, our co-founder, President and Chief Executive Officer; Weili Dai, our co-founder and Executive Vice President; and Dr. Pantas Sutardja, our co-founder, Vice President and Chief Technology Officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

     We are currently in the process of implementing a new Enterprise Resource Planning, or ERP, system. An ERP system implementation is a very complex, costly and time-consuming process. Any unforeseen delays or difficulties in the system implementation, or after we begin transacting on the new system, may divert the attention of management and other employees and disrupt our ongoing business and could have a material adverse impact on our financial condition and results of operations. Our failure to implement this ERP system will impair our ability to effectively manage the logistics of our business.

If we are not successful in subleasing our unused office space, we will be required to pay the full amount of our contracted lease payments while the facilities are vacant or if they are subleased at a future date at lesser rates.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. We are currently attempting to secure subtenants for the remainder of our lease terms for these two facilities. Since we have been unable to sublease these two facilities, we will continue to be required to pay the full amount of our contracted lease payments while the facilities are vacant or if they are subleased at a future date at lesser rates. In the first quarter of fiscal 2003, we recorded a $17.8 million charge associated with costs of consolidating our facilities. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The facilities consolidation charge is an estimate as of July 31, 2002 and may change as we obtain subleases for the abandoned facilities and sublease income is known.

Negative publicity about companies incorporated in Bermuda may lead to new tax legislation that could increase our tax burden and may affect our relationship with our clients.

     In recent months there has been an increasing focus on “corporate inversions,” which involve a United States based corporation reincorporating in a foreign jurisdiction. While we have since our inception been incorporated in Bermuda due to the international nature of our business, the negative publicity surrounding corporate inversions may lead to new tax legislation that could affect all Bermuda corporations and could increase our tax burden. Any such tax legislation, as well as the general negative publicity surrounding Bermuda corporations, may have a negative affect on our business and on our relationships with our customers.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

     A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 87% of our net revenue in the first six months of fiscal 2003, and represented 83% and 92% of our net revenue in fiscal 2002 and 2001, respectively.

     We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to international risks, including:

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses;

•	compliance with foreign laws;

•	difficulties in staffing and managing foreign operations;

•	trade restrictions or higher tariffs;

•	transportation delays;

•	difficulties of managing distributors, especially because we expect to continue to increase our sales through international distributors;

•	political and economic instability, including wars, terrorism, other hostilities and political unrest, boycotts, curtailment of trade and other business restrictions; and

•	inadequate local infrastructure.

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

We rely on third-party distributors and manufacturers’ representatives to distribute and sell our products and the failure of these distributors and manufacturers’ representatives to perform as expected could reduce our future sales.

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

     Availability of foundry capacity has in the recent past been reduced due to strong demand. In order to secure sufficient foundry capacity when demand is high, we may enter into various arrangements with suppliers that could be costly and harm our operating results, including:

•	option payments or other prepayments to a foundry;

•	nonrefundable deposits with or loans to foundries in exchange for capacity commitments;

•	contracts that commit us to purchase specified quantities of integrated circuits over extended periods;

•	issuance of our equity securities to a foundry;

•	investment in a foundry; and

•	other contractual relationships with foundries.

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

     We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and other third-parties, and control access to and distribution of our documentation and other proprietary information. We have been issued several United States patents and have a number of pending United States patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

     As of August 31, 2002, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 41% of the outstanding shares our common stock. Additionally, Dr. Sehat Sutardja and Weili Dai are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. All three are directors and together they held approximately 30% of our outstanding common stock as of August 31, 2002. As a result, if the directors and officers as a group or any of Sehat Sutardja, Weili Dai, and Pantas Sutardja act together, they will significantly influence, and will likely control, the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. To date, there have been no significant developments in the consolidated litigation. It is expected that a small number of cases will be designated as “test cases” for purposes of initial challenges to the pleadings, which are not expected to be briefed, argued and decided before early 2003. We believe that the claims asserted against Marvell and our officers are without merit and intend to defend these claims vigorously. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit naming Marvell and our officers will have a material adverse impact on our business or financial condition. However, these claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

     A substantial number of our shares remain available for sale pursuant to Rule 144. Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of August 31, 2002, we had 120,049,129 shares outstanding and none of these shares are subject to any lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline, while variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; State, county and municipal debt securities; and foreign government securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of July 31, 2002 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Expected Fiscal Year Maturity Date

	2003	2004	2005	2006	Total	Fair Value

Variable Rate	$7,607	$3,345	$—	$—	$10,952	$10,829
Average Interest Rate	1.95%	2.25%	—	—	2.04%
Fixed Rate	$24,911	$41,622	$38,501	$35,272	$140,305	$142,032
Average Interest Rate	3.60%	3.70%	3.65%	4.37%	3.84%

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

Item 4. Controls and Procedures

     In the quarter ended July 31, 2002, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective actions with regards to significant deficiencies and material weaknesses. We periodically review our internal control for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

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

These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. To date, there have been no significant developments in the consolidated litigation. It is expected that a small number of cases will be designated as “test cases” for purposes of initial challenges to the pleadings, which are not expected to be briefed, argued and decided before early 2003. We believe that the claims asserted against Marvell and our officers are without merit and intend to defend these claims vigorously. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit naming Marvell and our officers will have a material adverse impact on our business or financial condition. However, these claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     At our 2002 Annual General Meeting of Shareholders held on June 21, 2002, the following proposals were adopted by the margins indicated.

1.	To elect three directors constituting Class 2 of our Board of Directors, each to hold office for a three-year term and until their successor is duly elected and qualified.

	Votes	Votes	Votes	Broker
	For	Against	Abstained	Nonvotes

Diosdado P. Banatao	111,089,702	—	242,179	—
Kuo Wei (Herbert) Chang	111,298,702	—	33,179	—
Ronald D. Verdoorn	111,298,713	—	33,268	—

Other directors whose term of office as a director continued after the Annual General Meeting were Sehat Sutardja, Weili Dai, Pantas Sutardja, John M Cioffi, Paul R. Gray and Manuel Alba.

2.	To re-appoint PricewaterhouseCoopers LLP as our independent auditors for our 2003 fiscal year ending February 1, 2003 and to authorize the Board to fix the auditors remuneration.

Votes For	Votes Against	Votes Abstained	Broker Nonvotes

111,165,882	152,162	13,837	—

Item 5. Other Information

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was signed into law. In accordance with Section 10A(i)(2) of the Securities Act of 1934, and added by Section 202 of the Act, the Company plans to disclose the non-audit services to be performed by our external auditors, PricewaterhouseCoopers LLP, which our audit committee has approved, in our quarterly report for the period ending October 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

10.16	Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc. and Western Digital Technologies, Inc.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

(b)  Reports on Form 8-K:

On May 23, 2002, we filed a current report on Form 8-K in connection with the issuance of a press release dated May 23, 2002 announcing our financial results for the first quarter of fiscal 2003.

On June 24, 2002, we filed a current report of Form 8-K in connection with the issuance of a press release dated June 21, 2002 announcing the acquisition of all of the shares of SysKonnect GmbH.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

September 16, 2002	By:	/s/ GEORGE A. HERVEY

Date		George A. Hervey Vice President and Chief Financial Officer

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Dr. Sehat Sutardja, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marvell Technology Group Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 16, 2002	By:	/s/ SEHAT SUTARDJA

Date		Dr. Sehat Sutardja, Ph.D. Co-Chairman of the Board, President and Chief Executive Officer

I, George A. Hervey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marvell Technology Group Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 16, 2002	By:	/s/ GEORGE A. HERVEY

Date		George A. Hervey Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.16	Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc. and Western Digital Technologies, Inc.*
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	Portions redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.