Form 10-Q
period 2002-11-02
MARVELL TECHNOLOGY GROUP LTD
filed 2002-12-17
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2002

or

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

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at November 2, 2002

Common stock, $0.002 par value	120,135,358

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except par value)

ASSETS

	October 31,	January 31,
	2002	2002

Current assets:
Cash and cash equivalents	$119,603	$114,483
Short-term investments	136,794	135,761
Accounts receivable, net of allowances of $1,676 and $1,232	72,152	42,150
Inventory	48,684	23,600
Prepaid expenses and other current assets	10,984	14,135
Deferred income taxes	9,287	9,287

Total current assets	397,504	339,416
Property and equipment, net	68,296	52,924
Goodwill and acquired intangible assets	1,616,771	1,680,740
Other noncurrent assets	30,828	17,975

Total assets	$2,113,399	$2,091,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,613	$30,990
Accrued liabilities	14,182	14,083
Accrued employee compensation	12,021	11,755
Accrued facility consolidation charge	16,346	—
Income taxes payable	21,489	17,744
Deferred income	12,443	8,907
Current portion of capital lease obligations	3,756	1,039

Total current liabilities	126,850	84,518
Capital lease obligations	14,397	10,017
Other long-term liabilities	5,847	6,793

Total liabilities	147,094	101,328

Contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.002 par value; 242,000 shares authorized; 120,135 and 118,577 shares issued and outstanding	240	238
Additional paid-in capital	2,668,993	2,646,757
Deferred stock-based compensation	(8,887)	(10,099)
Accumulated other comprehensive income	2,014	946
Accumulated deficit	(696,055)	(648,115)

Total shareholders’ equity	1,966,305	1,989,727

Total liabilities and shareholders’ equity	$2,113,399	$2,091,055

See accompanying notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Net revenue	$135,944	$73,100	$354,438	$205,979
Operating costs and expenses:
Cost of goods sold (1)	62,925	33,491	162,738	95,071
Research and development (1)	38,817	24,072	103,025	65,981
Selling and marketing (1)	12,298	9,980	35,631	29,628
General and administrative (1)	3,582	3,329	10,747	10,048
Amortization of stock-based compensation	2,187	4,051	6,661	12,259
Amortization of goodwill and acquired intangible assets	21,323	104,508	63,969	313,524
Facilities consolidation charge	1,763	—	19,562	—

Total operating costs and expenses	142,895	179,431	402,333	526,511

Operating loss	(6,951)	(106,331)	(47,895)	(320,532)
Interest and other income, net	1,670	1,817	5,715	7,243

Loss before income taxes	(5,281)	(104,514)	(42,180)	(313,289)
Provision for income taxes	2,399	607	5,760	1,995

Net loss	$(7,680)	$(105,121)	$(47,940)	$(315,284)

Net loss per share:
Basic and diluted	$(0.06)	$(0.92)	$(0.40)	$(2.77)

Weighted average shares:
Basic and diluted	119,577	114,787	118,851	113,673

(1)	Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$125	$80	$288	$243
Research and development	1,357	2,653	4,272	8,028
Selling and marketing	514	716	1,373	2,167
General and administrative	191	602	728	1,821

	$2,187	$4,051	$6,661	$12,259

See accompanying notes to condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(47,940)	$(315,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,551	11,971
Amortization of stock-based compensation	6,661	12,259
Amortization of goodwill and acquired intangible assets	63,969	313,524
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,602)	(8,290)
Inventory	(23,229)	5,945
Prepaid expenses and other assets	(2,193)	(6,314)
Accounts payable	15,232	(276)
Accrued liabilities and other	(763)	(684)
Accrued employee compensation	1,944	5,895
Accrued facility consolidation charge	16,346	—
Income taxes payable	4,343	1,457
Deferred income	3,536	(1,422)

Net cash provided by operating activities	23,855	18,781

Cash flows from investing activities:
Purchases of short-term investments	(42,016)	(38,283)
Sales and maturities of short-term investments	41,454	19,025
Purchases of investments	(10,000)	(667)
Cash received from acquisitions	1,098	—
Acquisition costs	—	(29,403)
Purchases of property and equipment	(22,943)	(14,806)
Purchases of technology licenses	—	(2,666)
Other	—	(1,850)

Net cash used in investing activities	(32,407)	(68,650)

Cash flows from financing activities:
Proceeds from the issuance of common stock	14,975	11,691
Repurchases of common stock	(5)	(112)
Principal payments on capital lease obligations	(1,299)	(37)

Net cash provided by financing activities	13,671	11,542

Net increase in cash and cash equivalents	5,119	(38,327)
Cash and cash equivalents at beginning of period	114,483	184,128

Cash and cash equivalents at end of period	$119,603	$145,801

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

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2002, the results of its operations for the three and nine months ended October 31, 2002 and 2001, and its cash flows for the nine months ended October 31, 2002 and 2001. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Available-for-sale investments

     The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of October 31, 2002	Cost	Gains	Losses	Value

Corporate debt securities	$109,687	$1,526	$(222)	$110,991
U.S., state, county and municipal debt securities	38,404	329	—	38,733
Foreign government securities	9,736	154	(38)	9,852
Equity securities	1,200	407	—	1,607

	159,027	2,416	(260)	161,183
Less amounts classified as cash equivalents	(24,389)	—	—	(24,389)

Short-term investments	$134,638	$2,416	$(260)	$136,794

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of January 31, 2002	Cost	Gains	Losses	Value

Corporate debt securities	$100,232	$461	$(738)	$99,955
State, county and municipal debt securities	25,870	10	(97)	25,783
Foreign government securities	13,163	—	(92)	13,071
Equity securities	2,400	2,157	—	4,557

	141,665	2,628	(927)	143,366
Less amounts classified as cash equivalents	(7,605)	—	—	(7,605)

Short-term investments	$134,060	$2,628	$(927)	$135,761

Inventory

     Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	October 31,	January 31,
	2002	2002

Work-in-process	$40,933	$16,727
Finished goods	7,751	6,873

	$48,684	$23,600

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

     The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the three and nine months ended October 31, 2001:

	Three months ended		Nine months ended
	October 31,		October 31,

	2002	2001	2002	2001

Net loss — as reported	$(7,680)	$(105,121)	$(47,940)	$(315,284)
Adjustments:
Amortization of goodwill	—	83,707	—	251,121
Amortization of acquired workforce previously classified as a purchased intangible asset	—	522	—	1,566
Change in amortization life of trade name	—	(831)	—	(2,493)

Net adjustments	—	83,398	—	250,194

Net loss — as adjusted	$(7,680)	$(21,723)	$(47,940)	$(65,090)

Basic and diluted net loss per share — as reported	$(0.06)	$(0.92)	$(0.40)	$(2.77)
Amortization of goodwill	—	0.73	—	2.21
Amortization of acquired workforce previously classified as a purchased intangible asset	—	0.01	—	0.01
Change in amortization life of trade name	—	(0.01)	—	(0.02)

Basis and diluted net loss per share — as adjusted	$(0.06)	$(0.19)	$(0.40)	$(0.57)

     The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of October 31, 2002		As of January 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Purchased technology	$388,955	$(137,632)	$388,955	$(79,288)
Trade name	33,241	(9,013)	33,241	(3,388)
Assembled workforce	—	—	12,532	(2,128)

Total identified intangible assets	422,196	(146,645)	434,728	(84,804)

Goodwill	1,686,674	(345,454)	1,674,142	(343,326)

Total intangible assets	$2,108,870	$(492,099)	$2,108,870	$(428,130)

     The aggregate amortization expense of identified intangible assets was $21.3 million and $20.8 million in the third quarter of fiscal years 2003 and 2002, respectively. The aggregate amortization expense of identified intangible assets was $64.0 million and $62.4 million for the nine months ended October 31, 2002 and 2001, respectively. The estimated total annual amortization expenses of acquired intangible assets is $85.3 million for fiscal years 2003, 2004, and 2005, respectively and $83.6 million for fiscal year 2006.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Numerator:
Net loss	$(7,680)	$(105,121)	$(47,940)	$(315,284)

Denominator:
Weighted average shares of common stock outstanding	120,081	116,562	119,611	115,950
Less: unvested common shares subject to repurchase	(504)	(1,775)	(760)	(2,277)
Weighted average shares — basic	119,577	114,787	118,851	113,673

Effect of dilutive securities-
Unvested common shares subject to repurchase	—	—	—	—
Common stock options	—	—	—	—

Weighted average shares — diluted	119,577	114,787	118,851	113,673

Basic and diluted net loss per share	$(0.06)	$(0.92)	$(0.40)	$(2.77)

     Options to purchase 26,466,971 common shares at a weighted average exercise price of $16.54 per share have been excluded from the computation of diluted net loss per share for the three months and nine months ended October 31, 2002 as their effect would have been anti-dilutive. Options to purchase 22,710,895 common shares at a weighted average exercise price of $13.54 per share have been excluded from the computation of diluted net loss per share for the three and nine months ended October 31, 2001 as their effect would have been anti-dilutive. Additionally, 504,235 and 760,564 common shares subject to repurchase by the Company have been excluded from the computations of diluted net loss per share for the three and nine months ended October 31, 2002, respectively, and 1,775,174 and 2,276,747 common shares subject to repurchase by the Company have been excluded from the computations of diluted net loss per share for the three and nine months ended October 31, 2001, respectively.

Comprehensive loss

     The components of comprehensive loss, net of tax, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Net loss	$(7,680)	$(105,121)	$(47,940)	$(315,284)
Other comprehensive income:
Unrealized gains on available-for-sale investments	300	217	1,068	1,492

Total comprehensive loss	$(7,380)	$(104,904)	$(46,872)	$(313,792)

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

     During the three months ended April 30, 2002, the Company recorded a $17.8 million charge associated with costs of consolidation of its facilities. This charge included $10.8 million in lease abandonment charges relating to the consolidation of the Company’s three facilities in the Silicon Valley into one location. The lease abandonment charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The facilities consolidation charge also includes $6.0 million consisting of the write-down of certain property and leasehold improvements associated with the abandoned facilities. Additionally, the Company incurred charges of $1.0 million through April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities. During the three months ended October 31, 2002, the Company recorded an additional $1.8 million charge associated with the consolidation of its facilities due to a decline in the real estate market in Silicon Valley. The charge represents additional lease abandonment charges related to a change in estimated future sublease income for the abandoned facilities. The facilities consolidation charge is an estimate as of October 31, 2002 and may change as the Company obtains subleases for the abandoned facilities and sublease income is known. At October 31, 2002, cash payments of $2.5 million had been made in connection with this charge, and $16.3 million had been accrued and is payable through 2010.

     A summary of the facilities consolidation charge is as follows (in thousands):

				Remaining
	Total	Cash	Non-Cash	Liability at
	Charge	Payments	Charges	October 31, 2002

Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$12,610	$(1,591)	$—	$11,019
Property and leasehold improvements	5,999	—	(672)	5,327
Duplicate facility lease costs and other	953	(871)	(82)	—

	$19,562	$(2,462)	$(754)	$16,346

4.	Net Revenue

     The following table presents net revenues for groups of similar products (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

Net Revenue:	2002	2001	2002	2001

Storage products	$72,680	$45,675	$204,645	$111,132
Communications products	63,264	27,425	149,793	94,847

	$135,944	$73,100	$354,438	$205,979

5.	Recent Accounting Pronouncements

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

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the nine months ended October 31, 2002, approximately 67% of our net revenue was derived from sales to five significant customers, each of whom individually accounted for 10% or more of our net revenue during this period. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 88% of our net revenue for the nine months ended October 31, 2002. Because many manufacturers and manufacturing subcontractors of communications and storage devices are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

Results of Operations

     The following table sets forth information derived from our condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	46.3	45.8	45.9	46.2
Research and development	28.6	32.9	29.1	32.0
Selling and marketing	9.0	13.7	10.1	14.4
General and administrative	2.6	4.6	3.0	4.9
Amortization of stock-based compensation	1.6	5.5	1.9	5.9
Amortization of goodwill and acquired intangible assets	15.7	143.0	18.0	152.2
Facilities consolidation charge	1.3	—	5.5	—

Total operating costs and expenses	105.1	245.5	113.5	255.6

Operating loss	(5.1)	(145.5)	(13.5)	(155.6)
Interest and other income, net	1.2	2.5	1.6	3.5

Loss before income taxes	(3.9)	(143.0)	(11.9)	(152.1)
Provision for income taxes	(1.7)	(0.8)	(1.6)	(1.0)

Net loss	(5.6)%	(143.8)%	(13.5)%	(153.1)%

Three and Nine Months Ended October 31, 2002 and 2001

     Net Revenue. Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue was $135.9 million for the three months ended October 31, 2002 compared to $73.1 million for the three months ended October 31, 2001. Net revenue was $354.4 million for the nine months ended October 31, 2002 compared to $206.0 million for the nine months ended October 31, 2001. The increases in net revenue reflect a significant increase in volume shipments of our storage and Gigabit Ethernet products during the three months and nine months ended October 31, 2002, primarily due to increased acceptance of our SOC storage products which began shipping in volume in the second half of fiscal 2002 and continued adoption of the Gigabit Ethernet products as a replacement for Fast Ethernet products. Revenue from storage products totaled $72.7 million in the third quarter of fiscal 2003 compared to $45.7 million in the third quarter of fiscal 2002 and totaled $204.6 million in the first nine months of fiscal 2003 compared to $111.1 million in the first nine months of fiscal 2002. Revenue from communications products was $63.3 million in the third quarter of fiscal 2003 compared to $27.4 million in the third quarter of fiscal 2002 and totaled $149.8 million for the first nine months of fiscal 2003 and $94.9 million for the first nine months of fiscal 2002. Revenue derived from development contracts increased in absolute dollars during the third quarter and first nine months of fiscal 2003 compared to the third quarter and first nine months of fiscal 2002, but represented less than 10% of net revenues for each period. We expect that revenue from storage products for fiscal 2003 will increase from the level of revenue from storage products we reported in fiscal 2002 due in part to increases in shipments of our storage SOCs, which have been widely adopted by the mobile computer sector and which we expect to be adopted by the desktop computer sector during this fiscal year. In addition, we expect growth in revenue from communications products in fiscal 2003 compared to fiscal 2002 primarily due to increases in shipments of our Gigabit Ethernet products, which we expect will continue to be adopted as the replacement for Fast Ethernet products.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin, which is calculated as net revenue less cost of goods sold, as a percentage of net revenue, decreased to 53.7% in the three months ended October 31, 2002 from 54.2% in the three months ended October 31, 2001. Gross margin increased to 54.1% in the nine months ended October 31, 2002 from 53.8% in the nine months ended October 31, 2001. The decrease in gross margin in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 was primarily due to a product mix change which included production ramps of large volume lower margin desktop computer products offset by an increase in the amount of development revenue recognized in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The increase in gross margin in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 was primarily due to higher margins on our storage products which resulted in a shift in product mix to newer, higher-margin products, and to a lesser extent an increase in the amount of development revenue recognized in first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, increased pricing pressures from our customers and competitors, and changes in the amount of development revenue recognized. We expect that our gross margin as a percentage of net revenue will decrease in future quarters due to the anticipated production ramps of large volume design wins in lower margin businesses such as the desktop computer sector and continued pricing pressure from our customers in the end markets.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. Research and development expense was $38.8 million, or 28.6% of net revenue, for the three months ended October 31, 2002 compared to $24.1 million, or 32.9% of net revenue, for the three months ended October 31, 2001. Research and development expense was $103.0 million, or 29.1% of net revenue, for the nine months ended October 31, 2002 compared to $66.0 million, or 32.0% of net revenue for the nine months ended October 31, 2001. The increase in research and development expense in absolute dollars in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 was primarily due to the hiring of additional development personnel, including personnel related to our acquisition of SysKonnect, which resulted in an increase in salary and related costs of $5.1 million, increased costs of $3.8 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $3.3 million arising from purchases of property, equipment and technology licenses, and other allocated expenses of $2.0 million related to our expanding operations. The increase in research and development expense in absolute dollars in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 was primarily due to the hiring of additional development personnel, including personnel related to our acquisition of SysKonnect, which resulted in an increase in salary and related costs of $14.3 million, increased costs of $8.5 million for prototype and related product tape-out costs for new product initiatives, increased depreciation expense of $7.3 million arising from purchases of property, equipment and technology licenses and other allocated expenses of $5.1 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars in future periods as we develop new products, expand into new markets and technologies, and hire additional personnel.

     Selling and Marketing. Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $12.3 million, or 9.0% of net revenue, for the three months ended October 31, 2002 compared to $10.0 million, or 13.7% of net revenue, for the three months ended October 31, 2001. Selling and marketing expense was $35.6 million, or 10.1% of net revenue, for the nine months ended October 31, 2002 compared to $29.6 million, or 14.4% of net revenue, for the nine months ended October 31, 2001. The increase in selling and marketing expense in absolute dollars in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 was primarily due to the hiring of additional sales and marketing personnel which resulted in an increase in salary and related costs of $1.4 million, increased trade show and related travel costs of $0.4 million, and increased facility and other allocated expenses of $0.2 million related to our expanding operations. The increase in selling and marketing expense in absolute dollars in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 was primarily due to the hiring of additional sales and marketing personnel which resulted in an increase of salary and related costs of $6.0 million and increased facility and allocated expenses of $0.9 million related to our expanding operations, partially offset by a reduction in commission expense of $1.3 million. The reduction in commission expense was due to the transition of all of our storage customers to a direct selling basis as of the end of the first quarter of fiscal 2003 instead of using outside sales representatives. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. General and administrative expense was $3.6 million, or 2.6% of net revenue, for the three months ended October 31, 2002 compared to $3.3 million, or 4.6% of net revenue, for the three months ended October 31, 2001. General and administrative expense was $10.7, or 3.0% of net revenue, for the nine months ended October 31, 2002 compared to $10.0 million, or 4.9% of net revenue, for the nine months of October 31, 2001. The increase in general and administrative expense in absolute dollars in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 was primarily due to the hiring of additional administrative personnel which resulted in an increase in salary and related costs of $0.3 million. The increase in general and administrative expense in absolute dollars in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 was primarily related to increased legal and other professional fees of $0.6 million due to our expanding operations and attorney fees associated with our on-going legal proceedings. We expect that general and administrative expense will remain relatively constant in absolute dollars in the fourth quarter compared to the third quarter of fiscal 2003 as we continue to focus on cost containment measures.

     Amortization of Stock-Based Compensation. We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock, in connection with the assumption of stock options as a result of our acquisition of Galileo, and in connection with the grant of stock options as a result of our acquisition of SysKonnect. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. Amortization of stock-based compensation was $2.2 million, or 1.6% of net revenue, for the three months ended October 31, 2002 compared to $4.1 million, or 5.5% of net revenue, for the three months ended October 31, 2001. Amortization of stock-based compensation was $6.7 million, or 1.9% for net revenue, for the nine months ended October 31, 2002 compared to $12.3 million, or 5.9% of net revenue, for the nine months ended October 31, 2001. The decrease in amortization expense in both absolute dollars and percentage of net revenue in the third quarter and first nine months of fiscal 2003 compared to the third quarter and first nine months of fiscal 2002 primarily resulted from a reduced balance of deferred stock-based compensation being amortized in the third quarter and first nine months of fiscal 2003 compared to the third quarter and first nine months of fiscal 2002.

     Amortization of Goodwill and Acquired Intangible Assets. In connection with the acquisition of Galileo in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Goodwill was being amortized over its estimated economic life of five years through January 31, 2002, and acquired intangible assets are being amortized over their estimated economic lives of five to ten years. Goodwill and acquired intangible asset amortization expense was $21.3 million, or 15.7% of net revenue, for the three months ended October 31, 2002 compared to $104.5 million, or 143.0% of net revenue, for the three months ended October 31, 2001. Goodwill and acquired intangible asset amortization expense was $64.0 million, or 18.0% of net revenue, for the nine months ended October 31, 2002 compared to $313.5 million, or 152.2% of net revenue, for the nine months ended October 31, 2001.

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

     Facilities Consolidation Charge. During the three months ended April 30, 2002, we recorded a $17.8 million charge associated with costs of consolidation of our facilities. This charge included $10.8 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into one location. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities consolidation charge also includes $6.0 million consisting of the write-down of certain property and leasehold improvements associated with the abandoned facilities. We also incurred charges of $1.0 million through April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of our current and abandoned facilities. During the three months ended October 31, 2002, we recorded an additional $1.8 million charge associated with the consolidation of our facilities due to a decline in the real estate market in Silicon Valley. The charge represents additional lease abandonment charges related to a change in estimated future sublease income for the abandoned facilities. The facilities consolidation charge is an estimate as of October 31, 2002 and may change as we obtain subleases for the abandoned facilities and sublease income is known. At October 31, 2002, cash payments of $2.5 million had been made in connection with this charge, and $16.3 million had been accrued and is payable through 2010.

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash, cash equivalent and short-term investment balances, offset by interest paid on capital lease obligations. Interest and other income, net was $1.7 million for the three months ended October 31, 2002 compared to $1.8 million for the three months ended October 31, 2001. Interest and other income, net was $5.7 million for the nine months ended October 31, 2002 compared to $7.2 million for the nine months ended October 31, 2001. The decrease in interest and other income, net in the third quarter and first nine months of fiscal 2003 compared to the third quarter and first nine months of fiscal 2002 was primarily due to an overall decline in interest rates on comparable invested cash balances and an increase in interest expense on capital lease obligations, partially offset by realized gains of $1.1 million in the first nine months of fiscal 2003.

     Provision for Income Taxes. Our effective tax rate was (45.4)% and (13.7)% for the three and nine months ended October 31, 2002 respectively, compared to (0.6)% for the three and nine months ended October 31, 2001. Our effective rates for the third quarter and first nine months of fiscal 2003 and 2002 were affected by stock-based compensation expense as well as non-deductible expenses relating to our acquisition of Galileo in the fourth quarter of fiscal 2001, which was recorded using the purchase method of accounting. Excluding the effect of stock-based compensation expense, non-deductible acquisition-related expenses and costs associated with facilities consolidation, our adjusted effective tax rate for the third quarter and first nine months of fiscal 2003 was 12%, compared to 15% for the third quarter and first nine months of fiscal 2002. Our adjusted effective tax rate has decreased to 12% in the third quarter and first nine months of fiscal 2003 from 15% in the third quarter and first nine months of fiscal 2002 as a result of a relative increase in pretax profits in jurisdictions with lower tax rates.

Liquidity and Capital Resources

     Our principal source of liquidity as of October 31, 2002 consisted of $256.4 million of cash, cash equivalents and short-term investments. We raised net proceeds of $94.0 million through our initial public offering in June 2000. In addition, we received $70.0 million of cash and cash equivalents and $39.9 million of short-term investments, before acquisition costs, as a result of our acquisition of Galileo in January 2001. We also received $1.1 million of cash and cash equivalents, before acquisition costs, as a result of our acquisition of SysKonnect in June 2002.

     Net cash provided by operating activities was $23.9 million for the nine months ended October 31, 2002 and $18.8 million for the nine months ended October 31, 2001. The cash inflow from operations in the first nine months of fiscal 2003 was primarily a result of our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses), increases in accounts payable and accrued facility consolidation charge, partially offset by an increase in accounts receivable and inventory. The cash inflow from operations in the first nine months of fiscal 2002 was primarily due to our generation of income during the period (excluding the non-cash impact of depreciation and amortization expenses), a decrease in inventory and an increase in accrued employee compensation, partially offset by increases in accounts receivable, prepaid expenses and other assets. Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis with net 30 to 60 day payment terms. If our sales levels were to increase, it is likely that our levels of accounts receivable would also increase. Our levels of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products, as well as the initial production ramp for significant design wins. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

     Net cash used in investing activities was $32.4 million for the nine months ended October 31, 2002 and $68.7 million for the nine months ended October 31, 2001. The net cash used in investing activities in the first nine months of fiscal 2003 was due to purchases of property and equipment of $22.9 million, purchases of investments of $10.0 million, and purchases of short-term investments of

$42.0 million, partially offset by the proceeds from maturities of short-term investments of $41.5 million. The net cash used in investing activities in the first nine months of fiscal 2002 was primarily due to the payment of $29.4 million of accrued acquisition costs relating to our acquisition of Galileo, purchases of property and equipment of $14.8 million, and purchases of short-term investments of $38.3 million, partially offset by the proceeds from maturities of short-term investments of $19.0 million.

     Net cash provided by financing activities was $13.7 million for the nine months ended October 31, 2002 and $11.5 million for the nine months ended October 31, 2001. In the first nine months of fiscal 2003 and 2002, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans and our employee stock purchase plan, partially offset by principal payments on capital lease obligations.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of October 31, 2002, our foundries had incurred approximately $17.4 million of manufacturing expenses on our outstanding purchase orders.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. We are currently attempting to secure subtenants for the remainder of our lease terms for these two facilities. Since we have been unable to sublease these two facilities, we will continue to be required to pay the full amount of our contracted lease payments while the facilities are vacant or if they are subleased at a future date at lesser rates. In the first quarter of fiscal 2003, we recorded a $17.8 million charge associated with costs of consolidation of our facilities. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. During the three months ended October 31, 2002, we recorded an additional $1.8 million charge associated with the consolidation of our facilities due to a decline in the real estate market in Silicon Valley. The charge represents additional lease abandonment charges related to a change in estimated future sublease income for the abandoned facilities. The facilities consolidation charge is an estimate as of October 31, 2002 and may change as we obtain subleases for the abandoned facilities and sublease income is known. At October 31, 2002, cash payments of $2.5 million had been made in connection with this charge, and $16.3 million was accrued and is payable through 2010.

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

     The following table summarizes our contractual obligations as of October 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Less than	1 - 3	After 3
	1 Year	Years	Years	Total

	(remaining
	three months)
Contractual obligations:
Operating leases	$1,677	$19,359	$15,508	$36,544
Capital lease obligations	841	11,231	7,778	19,850
Purchase commitments to foundries	17,431	—	—	17,431

Total contractual cash obligations	$19,949	$30,590	$23,286	$73,825

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

     Sales to customers in the hard disk drive industry represented approximately 58% of our net revenue in the first nine months of fiscal 2003 and represented approximately 57% and 85% of our net revenue in fiscal 2002 and 2001, respectively. The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

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

     For the nine months ended October 31, 2002, approximately 67% of our net revenue was derived from sales to five customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Intel accounted for 16%, Samsung accounted for 16%, Hitachi accounted for 12%, Seagate accounted for 12%, and Toshiba accounted for 11%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

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

     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the last year, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. If the economic downtrend continues or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.6 billion as of October 31, 2002. An impairment review could result in a write-down of all or a portion of these assets to their fair values. The impairment test required upon the adoption of SFAS 142 was completed during the six months ended July 31, 2002 and did not identify any impairment of goodwill. We plan to perform an annual impairment review during the fourth quarter of each year, beginning in fiscal 2003, or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

Our future success depends in significant part on strategic relationships with customers. If we cannot maintain these relationships or if these customers develop their own solutions or adopt a competitor’s solutions instead of buying our products, our operating results would be adversely affected.

     In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in the development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our business, financial condition, and results of operations could be materially and adversely affected.

We rely on independent foundries and subcontractors for the manufacture, assembly and testing of our integrated circuit products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

     We do not have our own manufacturing or assembly facilities and have very limited testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on Taiwan Semiconductor Manufacturing Company (“TSMC”) to produce substantially all of our integrated circuit products. We also currently rely on TSMC and other third-party assembly and test subcontractors to assemble, package and test our products. If these vendors do not provide us with high quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. Other significant risks associated with relying on these third-party vendors include:

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

The complexity of our products could result in unforeseen delays or expenses in undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.

     Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. Historically, we have been able to design workarounds to fix these defects and bugs with minimal to no disruption to our business or our customers’ business. Going forward, if any of our products contain defects or bugs, or have reliability, quality, or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially and adversely affected.

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

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. We are currently attempting to secure subtenants for the remainder of our lease terms for these two facilities. Since we have been unable to sublease these two facilities, we will continue to be required to pay the full amount of our contracted lease payments while the facilities are vacant or if they are subleased at a future date at lesser rates. In the first nine months of fiscal 2003, we recorded a total of $19.6 million of charges associated with costs of consolidating our facilities. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The facilities consolidation charge is an estimate as of October 31, 2002 and may change as we obtain subleases for the abandoned facilities and sublease income is known.

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

     A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 88% of our net revenue in the first nine months of fiscal 2003, and represented 83% and 92% of our net revenue in fiscal 2002 and 2001, respectively.

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

     The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that our gross margin as a percentage of net revenue will decrease during fiscal 2003 and possibly in future periods due to (i) the anticipated production ramps of large volume design wins in lower margin businesses such as the desktop computer sector, and (ii) an increase in sales of SOCs, which typically have lower margins than standalone read channel devices. In addition, if our sales of storage products into the desktop computer market were to increase as a percentage of total storage revenues, our margins would also likely decrease because gross margins on sales into this market are generally lower than for sales into the enterprise and mobile computer markets, where we currently generate the substantial majority of our storage product revenues.

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

     We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed, which could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and other third parties, and control access to and distribution of our documentation and other proprietary information. We have been issued several United States patents and have a number of pending United States patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

     As of November 30, 2002, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 41% of the outstanding shares of our common stock. Additionally, Dr. Sehat Sutardja and Weili Dai are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. All three are directors and together they held approximately 30% of our outstanding common stock as of November 30, 2002. As a result, if the directors and officers as a group or any of Sehat Sutardja, Weili Dai, and Pantas Sutardja act together, they will significantly influence, and will likely control, the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

     A substantial number of our shares remain available for sale pursuant to Rule 144. Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of November 30, 2002, we had 120,573,594 shares outstanding and none of these shares are subject to any lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline, while variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; State, county and municipal debt securities; and foreign government securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of October 31, 2002 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Expected Fiscal Year Maturity Date

	2003	2004	2005	2006	Total	Fair Value

Variable Rate	$14,952	$—	$—	$—	$14,952	$14,914
Average Interest Rate	2.04%	—	—	—	2.04%
Fixed Rate	$27,459	$40,506	$40,748	$34,162	$142,875	$144,662
Average Interest Rate	2.04%	3.65%	3.71%	4.23%	3.50%

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

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

     Within 90 days prior to the date of the report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

10.17	Amendment Number 3 to that certain Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc.*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	Portions redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K:

On August 23, 2002, we filed a current report on Form 8-K in connection with the issuance of a press release dated August 22, 2002 announcing our financial results for the second quarter of fiscal 2003.

On October 11, 2002, we filed a current report of Form 8-K in connection with the issuance of a press release dated October 11, 2002 announcing our introduction of the Yukon Gigabit Ethernet controller and the amendment of an existing Intel agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

December 16, 2002 Date	By:	/s/ GEORGE A. HERVEY George A. Hervey Vice President and Chief Financial Officer

CERTIFICATIONS

I, Dr. Sehat Sutardja, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marvell Technology Group Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated financial subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002 Date	By:	/s/ SEHAT SUTARDJA Dr. Sehat Sutardja, Ph.D. Co-Chairman of the Board, President and Chief Executive Officer

I, George A. Hervey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marvell Technology Group Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

b)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated financial subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

d)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function):

e)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002 Date	By:	/s/ GEORGE A. HERVEY George A. Hervey Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.17	Amendment Number 3 to that certain Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc.*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	Portions redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.