Form 10-Q
period 2003-05-03
MARVELL TECHNOLOGY GROUP LTD
filed 2003-06-16
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

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

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at June 9, 2003

Common stock, $0.002 par value	122,919,860

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 30,	January 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$159,287	$125,316
Short-term investments	139,638	139,912
Accounts receivable, net of allowances of $2,054 and $2,039	90,068	86,175
Inventory	46,771	39,712
Prepaid expenses and other current assets	12,927	11,801
Deferred income taxes	8,178	8,178

Total current assets	456,869	411,094
Property and equipment, net	72,128	69,246
Goodwill	1,338,768	1,338,768
Acquired intangible assets	212,427	231,875
Other noncurrent assets	49,204	49,313

Total assets	$2,129,396	$2,100,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,276	$47,672
Accrued liabilities	14,861	15,491
Accrued employee compensation	15,168	11,464
Income taxes payable	5,100	2,247
Deferred income	11,265	12,481
Current portion of capital lease obligations	6,346	5,019

Total current liabilities	115,016	94,374
Capital lease obligations	14,356	13,755
Other long-term liabilities	41,926	42,029

Total liabilities	171,298	150,158

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.002 par value; 242,000 shares authorized; 122,037 and 121,260 shares issued and outstanding	244	243
Additional paid-in capital	2,676,795	2,674,095
Deferred stock-based compensation	(4,920)	(5,899)
Accumulated other comprehensive income	1,911	1,988
Accumulated deficit	(715,932)	(720,289)

Total shareholders’ equity	1,958,098	1,950,138

Total liabilities and shareholders’ equity	$2,129,396	$2,100,296

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	April 30,

	2003	2002

Net revenue	$168,283	$98,800
Operating costs and expenses:
Cost of goods sold (1)	76,113	43,780
Research and development (1)	46,639	30,609
Selling and marketing (1)	15,463	11,012
General and administrative (1)	3,580	3,642
Amortization of stock-based compensation	658	2,282
Amortization of acquired intangible assets	19,448	21,323
Facilities consolidation charge	—	17,799

Total operating costs and expenses	161,901	130,447

Operating income (loss)	6,382	(31,647)
Interest and other income, net	1,311	2,139

Income (loss) before income taxes	7,693	(29,508)
Provision for income taxes	3,336	1,426

Net income (loss)	$4,357	$(30,934)

Net income (loss) per share:
Basic	$0.04	$(0.26)

Diluted	$0.03	$(0.26)

Weighted average shares:
Basic	121,336	118,089

Diluted	129,573	118,089

(1)	Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$39	$45
Research and development	263	1,494
Selling and marketing	77	403
General and administrative	279	340

	$658	$2,282

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$4,357	$(30,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,837	3,860
Amortization of stock-based compensation	658	2,282
Amortization of goodwill and acquired intangible assets	19,448	21,323
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,893)	(14,237)
Inventory	(7,059)	1,483
Prepaid expenses and other assets	(1,328)	1,240
Accounts payable	14,604	5,895
Accrued liabilities and other	228	(2,047)
Accrued employee compensation	3,704	(877)
Accrued facility consolidation charge	(961)	16,623
Income taxes payable	2,865	2,367
Deferred income	(1,216)	2,843

Net cash provided by operating activities	39,244	9,821

Cash flows from investing activities:
Purchases of short-term investments	(4,172)	(20,473)
Sales and maturities of short-term investments	4,357	12,487
Purchases of property and equipment	(6,983)	(10,772)
Purchases of technology licenses	(450)	—

Net cash used in investing activities	(7,248)	(18,758)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of repurchases	3,022	8,927
Principal payments on capital lease obligations	(1,047)	(219)

Net cash provided by financing activities	1,975	8,708

Net increase in cash and cash equivalents	33,971	(229)
Cash and cash equivalents at beginning of period	125,316	114,483

Cash and cash equivalents at end of period	$159,287	$114,254

See accompanying notes to unaudited condensed consolidated financial statements.

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

Basis of presentation

     The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2004 will be comprised of 52 weeks. For presentation purposes only, the financial statements and notes refer to January 31 as the Company’s year-end and April 30, July 31 and October 31 as the Company’s quarter-ends.

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2003, the results of its operations for the three and months ended April 30, 2003 and 2002, and its cash flows for the three months ended April 30, 2003 and 2002. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Available-for-sale investments

     The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of April 30, 2003	Cost	Gains	Losses	Value

Corporate debt securities	$105,268	$1,835	$(18)	$107,085
Federal, State, county and municipal debt securities	50,821	230	—	51,051
Equity securities	800	—	(135)	665

	156,889	2,065	(153)	158,801
Less amounts classified as cash equivalents	(19,163)	—	—	(19,163)

Short-term investments	$137,726	$2,065	$(153)	$139,638

     The contractual maturities of available-for-sale debt securities classified as short-term investments at April 30, 2003 are presented in the following table (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$39,006	$39,217
Due between one and four years	97,920	99,755

	$136,926	$138,972

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of January 31, 2003	Cost	Gains	Losses	Value

Corporate debt securities	$105,404	$1,744	$(76)	$107,072
Federal, State, county and municipal debt securities	44,812	297	—	45,109
Equity securities	800	36	—	836

	151,016	2,077	(76)	153,017
Less amounts classified as cash equivalents	(13,105)	—	—	(13,105)

Short-term investments	$137,911	$2,077	$(76)	$139,912

Inventory

     Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	April 30,	January 31,
	2003	2003

Work-in-process	$28,158	$21,176
Finished goods	18,613	18,536

	$46,771	$39,712

Goodwill and purchased intangible assets

     The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of April 30, 2003			As of January 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Total identified intangible assets	$388,955	$(176,528)	$212,427	$388,955	$(157,080)	$231,875
Goodwill	1,686,674	(347,906)	1,338,768	1,686,674	(347,906)	1,338,768

Total intangible assets	$2,075,629	$(524,434)	$1,551,195	$2,075,629	$(504,986)	$1,570,643

     Identified intangible assets consist of purchased technology, which is amortized on a straight-line basis over its estimated useful life of five years. The aggregate amortization expense of identified intangible assets was $19.4 million and $21.3 million in the first quarter of fiscal years 2004 and 2003, respectively. The estimated total future annual amortization expenses of acquired intangible assets is $77.8 million for both fiscal years 2004 and 2005, respectively and $76.3 million for fiscal year 2006.

Balance sheet components (in thousands)

	April 30,	January 31,
	2003	2003

Other noncurrent assets:
Equity investments	$18,967	$19,178
Other	30,237	30,135

	$49,204	$49,313

	April 30,	January 31,
	2003	2003

Other long-term liabilities:
Long-term facilities consolidation charge	$10,691	$11,652
Income taxes long-term	22,835	22,835
Other	8,400	7,542

	$41,926	$42,029

Warranty reserve

     The Company’s products are generally subject to warranty and it provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that it will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. Changes in the Company’s warranty reserve during the first quarter of fiscal 2004 is as follows (in thousands):

April 30,
2003

Warranty reserve (included in accrued liabilities):
Beginning balance	$526
Charges to cost of goods sold	291
Payments and other charges	(241)

Ending balance	$576

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

	Three Months Ended
	April 30,

	2003	2002

Numerator:
Net income (loss)	$4,357	$(30,934)

Denominator:
Weighted average shares of common stock outstanding	121,583	119,040
Less: unvested common shares subject to repurchase	(247)	(951)

Weighted average shares — basic	121,336	118,089

Effect of dilutive securities-
Unvested common shares subject to repurchase	247	—
Common stock options	7,990	—

Weighted average shares — diluted	129,573	118,089

Basic net income (loss) per share	$0.04	$(0.26)

Diluted net income (loss) per share	$0.03	$(0.26)

     Options to purchase 9,543,849 common shares at a weighted average exercise price of $29.36 have been excluded from the computation of diluted net income per share for the three months ended April 30, 2003 as their exercise prices were greater than the average market price of the common shares for the period. Additionally, 950,660 common shares subject to repurchase by the Company and 13,410,429 common stock equivalents at a weighted average exercise price of $14.52 have been excluded from the computation of diluted net loss per share for the three months ended April 30, 2002 as their effect would have been anti-dilutive due to the net loss.

Comprehensive income (loss)

     The components of comprehensive income (loss), net of tax, are presented in the following table (in thousands):

	Three Months Ended
	April 30,

	2003	2002

Net income (loss)	$4,357	$(30,934)
Other comprehensive income:
Unrealized gains on available-for-sale investments, net of tax	(77)	(558)

Total comprehensive income (loss)	$4,280	$(31,492)

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

     In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are pro forma statements of operations data of the Company giving effect to the valuation of stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25.

	Three Months Ended April 30,

	2003	2002

Net income (loss):
As reported	$4,357	$(30,934)
Adjustments:
Stock-based employee compensation expense included in reported net loss, net of tax effects	658	2,282
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(16,730)	(18,547)

Pro forma	$(11,715)	$(47,199)

Basic and net income (loss) per share:
As reported	$0.04	$(0.26)
Pro forma	$(0.10)	$(0.40)
Diluted net income (loss) per share:
As reported	$0.03	$(0.26)
Pro forma	$(0.10)	$(0.40)

2. Acquisitions

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

     On February 6, 2003, the Company entered into a definitive agreement to acquire RADLAN Computer Communications Ltd., a leading provider of embedded networking software. Under terms of the agreement, the Company will issue a combination of cash, shares, warrants and common stock options to purchase the Company’s common stock in exchange for the remaining outstanding shares of RADLAN capital stock and employee stock options. It is estimated that this exchange and the closing of the merger transaction will occur during the second quarter of fiscal 2004. Upon the closing, the Company will issue a total of 1.6 million shares of common stock and options to purchase the Company’s common stock. In addition, the Company will also issue warrants to purchase 0.5 million shares of it's common stock at an exercise price of $18.41 per share. Subsequent to this exchange with the RADLAN shareholders and employees, the Company will also issue either an additional 1.2 million shares of common stock or $22.5 million to RADLAN shareholders, depending upon the share price of Marvell’s common stock upon a date as defined in the merger agreement. It is estimated that this second distribution will occur within 90 days of the closing of the merger transaction. Additionally, 1.0 million shares of the Company’s common stock will be reserved for the future issuance over a two-year period to both RADLAN shareholders and employees upon the resolution of certain contingencies involving achievement of milestones as defined in the merger agreement.

3. Facilities Consolidation Charge

     During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities. These charges included $12.6 million in lease abandonment charges resulting from the consolidation of the Company’s three facilities in the Silicon Valley into one location. The lease abandonment charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The facilities consolidation charge also includes $6.0 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities. Additionally, the Company incurred charges of $1.0 million during the quarter ended April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities. The facilities consolidation charge is an estimate as of April 30, 2003 and may change as the Company obtains subleases for the abandoned facilities and sublease income is known. At April 30, 2003, cash payments of $3.8 million had been made in connection with this charge. Approximately $14.4 million is accrued for the facilities consolidation charge as of April 30, 2003 of which $3.7 million is the current portion included in accrued liabilities while the long-term portion totaling $10.7 million is payable through 2010, and is included in other long-term liabilities.

     A summary of the facilities consolidation charge during the three months ended April 30, 2003 is as follows (in thousands):

	Balance at			Remaining
	January 31,	Cash	Non-Cash	Liability at
	2003	Payments	Charges	April 30, 2003

Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$10,331	$(673)	$—	$9,658
Property and leasehold improvements	5,039	—	(288)	4,751

	$15,370	$(673)	$(288)	$14,409

4. Net Revenue

     The following table presents net revenue for groups of similar products (in thousands):

	Three Months Ended
	April 30,

	2003	2002

Net Revenue:
Storage products	$90,938	$63,768
Communications products	77,345	35,032

	$168,283	$98,800

5. Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a significant impact on the Company’s financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. The Company is required to adopt the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company’s financial position or results of operations. However, it may in certain circumstances change the timing of recognition of restructuring costs.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. The Company has adopted the annual disclosure provisions of SFAS 148 in its financial reports for the year ended January 31, 2003 and adopted the interim disclosure provisions for its financial reports for the quarter ending April 30, 2003. As adoption of this standard involves disclosures only, there has been no material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46 on its financial position or results of operations. It is reasonably possible that the Company is a primary beneficiary of or holds a significant variable interest in a variable interest entity. The Company has a 46% equity interest in a company that conducts research and development primarily on its behalf. The Company’s maximum exposure to loss as a result of its investment with the potential variable interest entity is its investment of $3.2 million, as the Company is not obligated to provide any additional financing.

6. Commitments and Contingencies

     Purchase Commitments

     The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but requires repayment of all expenses incurred through the date of cancellation. As of April 30, 2003, foundries had incurred approximately $40.0 million of manufacturing expenses on the Company’s outstanding purchase orders.

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

     On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court asserting claims against Company personnel and the Company for improperly obtaining and using information and technologies during the course of the negotiations with Company personnel regarding the potential acquisition of Jasmine by the Company. The lawsuit claims that Company officers improperly obtained and used such information and technologies after the Company signed a non-

disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and it are without merit and intends to defend all claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business or financial condition.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, but are not limited to, statements regarding our expectations as to growth in revenue from storage products and communications products and reasons for such expectations, our expectations as to research and development, sales and marketing and general and administrative expense, potential fluctuations in our gross margin, the impact, if any, of legal proceedings, customer concentration and expected revenue concentration from Asia, liquidity and expected impact of our contractual obligations. Forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled “Additional Factors That May Affect Future Results,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q are identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-Q. You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our 2003 Annual Report on Form 10-K, that attempt to advise you of the risks and factors that may affect our business.

Overview

     We are a leading global semiconductor provider of complete broadband communications and storage solutions. Our diverse product portfolio includes switching, transceiver, wireless PC connectivity, gateways, communications controller, and storage solutions that power the entire communications infrastructure, including enterprise, metro, home, and storage networking. We were founded in 1995. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL developed high-performance internetworking and switching products for the broadband communications market. The acquisition was accounted for using the purchase method of accounting, and the operating results of MSIL have been included in our consolidated financial statements from the date of acquisition.

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

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the three months ended April 30, 2003, approximately 38% of our net revenue was derived from sales to two significant customers, each of whom individually accounted for 10% or more of our net revenue during this period. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 88% of our net revenue for the three months ended April 30, 2003. Because many manufacturers and manufacturing subcontractors of communications and storage devices are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

     On February 6, 2003, we entered into a definitive agreement to acquire RADLAN Computer Communications Ltd., a leading provider of embedded networking software. Under terms of the agreement, we will issue a combination of cash, shares, warrants and common stock options to purchase our common stock in exchange for the remaining outstanding shares of RADLAN capital stock and employee stock options. It is estimated that this exchange and the closing of the merger transaction will occur during our second quarter of fiscal 2004. Upon the closing, we will issue a total of 1.6 million shares of common stock and options to purchase our common stock. In addition, we will also issue warrants to purchase 0.5 million shares of our common stock at an exercise price of $18.41 per share. Subsequent to this exchange with the RADLAN shareholders and employees, we will also issue either an additional 1.2 million shares of common stock or $22.5 million to RADLAN shareholders, depending upon the share price of Marvell’s common stock upon a date as defined in the merger agreement. It is estimated that this second distribution will occur within ninety days of the closing of the merger transaction. Additionally, 1.0 million shares of our common stock will be reserved for the future issuance over a two-year period to both RADLAN shareholders and employees upon the resolution of certain contingencies involving achievement of milestones as defined in the merger agreement.

     Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2004 will be comprised of 52 weeks. For presentation purposes, our financial statements and notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to January 31 as our year-end and April 30, July 31 and October 31 as our quarter-ends.

Critical Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2003, as filed with the Securities Exchange Commission. There have been no material changes in any of our accounting policies since January 31, 2003.

Results of Operations

     The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	April 30,

	2003	2002

Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	45.2	44.3
Research and development	27.7	31.0
Selling and marketing	9.2	11.1
General and administrative	2.1	3.7
Amortization of stock-based compensation	0.4	2.3
Amortization of acquired intangible assets	11.6	21.6
Facilities consolidation charge	—	18.0

Total operating costs and expenses	96.2	132.0

Operating income (loss)	3.8	(32.0)
Interest and other income, net	0.8	2.2

Income (loss) before income taxes	4.6	(29.8)
Provision (benefit) for income taxes	2.0	(1.4)

Net income (loss)	2.6%	(31.2)%

Three Months Ended April 30, 2003 and 2002

     Net Revenue. Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue was $168.3 million for the three months ended April 30, 2003 compared to $98.8 million for the three months ended April 30, 2002. The increases in net revenue reflect a significant increase in volume shipments of our storage and Gigabit Ethernet products during the three months ended April 30, 2003, primarily due to increased acceptance of our SOC storage products and continued adoption of Gigabit Ethernet products as a replacement for Fast Ethernet products. Revenue from storage products totaled $90.9 million in the first quarter of fiscal 2004 compared to $63.8 million in the first quarter of fiscal 2003. Revenue from communications products was $77.3 million in the first quarter of fiscal 2004 compared to $35.0 million in the third quarter of fiscal 2003. Revenue derived from development contracts increased in absolute dollars during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, but represented less than 10% of net revenue for each period. We expect that revenue from storage products for fiscal 2004 will increase from the level of revenue from storage products we reported in fiscal 2003 due primarily to increases in shipments of our storage SOCs, which have been widely adopted by the mobile computer sector and which we expect will continue to be adopted by the desktop computer sector during this fiscal year. In addition, we expect growth in revenue from communications products in fiscal 2004 compared to fiscal 2003 primarily due to increases in shipments of our Gigabit Ethernet products, which we expect will continue to be adopted as the replacement for Fast Ethernet products as well as new revenue opportunities for our wireless products.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin, which is calculated as net revenue less cost of goods sold, as a percentage of net revenue, decreased to 54.8% in the three months ended April 30, 2003 from 55.7% in the three months ended April 30, 2002. The decrease in gross margin in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was primarily due to a product mix change which included production ramps of large volume lower margin desktop computer products partially offset by an increase in the amount of development revenue recognized in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, increased pricing pressures from our customers and competitors, and changes in the amount of development revenue recognized.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. Research and development expense was $46.6 million, or 27.7% of net revenue, for the three months ended April 30, 2003 compared to $30.6 million, or 31.0% of net revenue, for the three months ended April 30, 2002. The increase in research and development expense in absolute dollars in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was primarily due to the hiring of additional development personnel, including personnel related to our acquisition of SysKonnect, which resulted in an increase in salary and related costs of $6.2 million, increased costs of $4.5 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $2.6 million arising from purchases of property, equipment and technology licenses, and other allocated expenses of $1.1 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars in future periods as we develop new products, migrate to lower process geometries, expand into new markets and technologies, and hire additional personnel.

     Selling and Marketing. Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $15.5 million, or 9.2% of net revenue, for the three months ended April 30, 2003 compared to $11.0 million, or 11.1% of net revenue, for the three months ended April 30, 2002. The increase in selling and marketing expense in absolute dollars in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to the hiring of additional sales and marketing personnel, including personnel related to our acquisition of SysKonnect, which resulted in an increase in salary and related costs of $2.2 million and increased other costs of $1.6 million related to expanding our sales and marketing related activities as we broaden our customer and product base. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts, in emerging product markets such as wireless and consumer applications.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. General and administrative expense was $3.6 million, or 2.1% of net revenue, for the three months ended April 30, 2003 compared to $3.6 million, or 3.7% of net revenue, for the three months ended April 30, 2002. General administrative expenses in the first quarter of fiscal 2004 remained unchanged compared to the first quarter of fiscal 2003 as increases in salary and related costs of $0.9 million were offset by lower professional fees of $0.8 million. We expect that general and administrative expense will increase in absolute dollars in future periods due to additional personnel to support expansion of our operations and increased professional fees.

     Amortization of Stock-Based Compensation. We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock, in connection with the assumption of stock options as a result of our acquisition of MSIL, and in connection with the grant of stock options as a result of our acquisition of SysKonnect. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. Amortization of stock-based compensation was $0.7 million, or 0.4% of net revenue, for the three months ended April 30, 2003 compared to $2.3 million, or 2.3% of net revenue, for the three months ended April 30, 2002. The decrease in amortization expense in both absolute dollars and percentage of net revenue in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 primarily resulted from a reduced balance of deferred stock-based compensation being amortized in the first quarter of fiscal 2004 compared to the first quarter and of fiscal 2003.

     Amortization of Acquired Intangible Assets. In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Acquired intangible assets were being amortized over its estimated economic life of five to seven years. In January 2003, we decided to no longer use the Galileo trade name in selling and marketing activities going forward. As a result, we wrote-off the remaining $22.4 million net book value of the trade name in the fourth quarter of fiscal 2003. Acquired intangible asset amortization expense was $19.4 million, or 11.6% of net revenue, for the three months ended April 30, 2003 compared to $21.3 million, or 21.6% of net revenue, for the three months ended April 30, 2002. The decrease in acquired intangible asset amortization expense in both absolute dollars and as a percentage of net revenue in the first quarter of fiscal 2004 compared to first quarter of fiscal 2003 was primarily due to the absence of trade name amortization in the first quarter of fiscal 2004 as a result of the write-off of the trade name in fiscal 2003.

     Facilities Consolidation Charge. During the three months ended April 30, 2002, we recorded a $17.8 million charge associated with costs of consolidation of our facilities. This charge included $10.8 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into one location. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities consolidation charge also includes $6.0 million consisting of the write-down of certain property and leasehold improvements associated with the abandoned facilities. We also incurred charges of $1.0 million through April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of our current and abandoned facilities. During the three months ended October 31, 2002, we recorded an additional $1.8 million charge associated with the consolidation of our facilities due to a decline in the real estate market in Silicon Valley. The facilities consolidation charge is an estimate as of April 30, 2003 and may change as we obtain subleases for the abandoned facilities and sublease income is known. At April 30, 2003, cash payments of $3.8 million had been made in connection with this charge, and $14.4 million had been accrued and is payable through 2010.

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash, cash equivalent and short-term investment balances, offset by interest paid on capital lease obligations. Interest and other income, net was $1.3 million for the three months ended April 30, 2003 compared to $2.1 million for the three months ended April 30, 2002. The decrease in interest and other income, net in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was primarily due to realized gains of $0.7 million in the first quarter of fiscal 2003 compared with no realized gains in the first quarter of fiscal 2004, an increase in interest expense on capital lease obligations, and a loss of $0.2 million on an equity method investment during the first three months of fiscal 2004.

     Provision for Income Taxes. Our effective tax rate was 43.4% for the three months ended April 30, 2003 compared to (4.8)% for the three months ended April 30, 2002, respectively. Our effective rates for the first quarters of fiscal 2004 and 2003 were affected by stock-based compensation expense as well as non-deductible expenses relating to our acquisition of MSIL in the fourth quarter of fiscal 2001, which was recorded using purchase accounting.

Liquidity and Capital Resources

     Our principal source of liquidity as of April 30, 2003 consisted of $298.9 million of cash, cash equivalents and short-term investments. We raised net proceeds of $94.0 million through our initial public offering in June 2000. In addition, we received $70.0 million of cash and cash equivalents and $39.9 million of short-term investments, before acquisition costs, as a result of our acquisition of MSIL in January 2001.

     Net Cash Provided by Operating Activities

     Net cash provided by operating activities was $39.2 million for the three months ended April 30, 2003 compared to $9.8 million for the three months ended April 30, 2002. The cash inflow from operations in the first three months of fiscal 2004 was primarily a result of our generation of income during the period (excluding the impact of non-cash charges) and changes in working capital. Non-cash charges in the first quarter of fiscal 2004 included $19.4 million related to amortization of acquired intangible assets, $7.8 million of depreciation and amortization expense, and $0.7 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first quarter of fiscal 2004 included an increase of $14.6 million in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during the first quarter of fiscal 2004, an increase of $3.7 million in accrued employee compensation primarily as the result of increased employee stock purchase contributions, and an increase of $2.9 million in income tax payable resulting from net income in the first quarter of fiscal 2004 as compared to a net loss for the first quarter of fiscal 2003. Significant working capital changes offsetting positive cash flow in the first quarter of fiscal 2004 included a $7.1 million increase in inventory primarily as a result of increased volumes of sales and associated purchases of inventory required to meet demand. Accounts receivable increased by $3.9 million primarily due to higher net revenue in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

     During the first three months of fiscal 2003, net cash provided by operating activities was $9.8 million for the three months ended April 30, 2002. The cash inflow from operations in the first three months of fiscal 2003 was primarily a result of generation of income during the period (excluding the impact of non-cash charges) and changes in working capital. Non-cash charges in the first quarter of fiscal 2003 included $21.3 million related to amortization of acquired intangible assets, $3.9 million of depreciation and amortization expense, and $2.3 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first quarter of fiscal 2003 included an increase of $16.6 million relating to an accrued facilities consolidation charge recorded as a result of the consolidation of our facilities, an increase of $5.9 million in accounts payable resulting primarily from increased inventory purchases, and an increase in deferred income of $2.8 million due to an increase in inventory levels at our distributors. Partially offsetting these positive cash flows in the first quarter of fiscal 2003 was an increase of $14.2 million in accounts receivable primarily due to increases in our total net revenue in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.

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

     Net Cash Used in Investing Activities

     Net cash used in investing activities was $7.2 million for the three months ended April 30, 2003 and $18.8 million for the three months ended April 30, 2002. The net cash used in investing activities in the first three months of fiscal 2004 was due to purchases of property and equipment of $7.0 million and purchases of short-term investments of $4.2 million, partially offset by the proceeds from the sales and maturities of short-term investments of $4.4 million. The net cash used in investing activities in the first three months of fiscal 2003 was due to purchases of property and equipment of $10.8 million and purchases of short-term investments of $20.5 million, partially offset by the proceeds from the sales and maturities of short-term investments of $12.5 million.

     Net Cash Provided by Financing Activities

     Net cash provided by financing activities was $2.0 million for the three months ended April 30, 2003 and $8.7 million for the three months ended April 30, 2002. In the first three months of fiscal 2004 and 2003, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of April 30, 2003, our foundries had incurred approximately $40.0 million of manufacturing expenses on our outstanding purchase orders.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. We are currently attempting to secure subtenants for the remainder of our lease terms for these two facilities. Since we have been unable to sublease these two facilities, we will continue to be required to pay the full amount of our contracted lease payments while the facilities are vacant or if they are subleased at a future date at lesser rates. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The charge represents additional lease abandonment charges related to a change in estimated future sublease income for the abandoned facilities. The facilities consolidation charge is an estimate as of April 30, 2003 and may change as we obtain subleases for the abandoned facilities and sublease income is known. At April 30, 2003, cash payments of $3.8 million had been made in connection with this charge. Approximately $14.4 million is accrued for the facilities consolidation charge as of April 30, 2003 of which $3.7 million is the current portion while the long-term portion totaling $10.7 million is payable through 2010.

     On February 6, 2003, we entered into a definitive agreement to acquire RADLAN Computer Communications Ltd., a leading provider of embedded networking software. Under terms of the agreement, we will issue a combination of cash, shares, warrants and common stock options to purchase our common stock in exchange for the remaining outstanding shares of RADLAN capital stock and employee stock options. It is estimated that this exchange and the closing of the merger transaction will occur during our second quarter of fiscal 2004. Upon the closing, we will issue a total of 1.6 million shares of common stock and options to purchase our common stock. In addition, we will also issue warrants to purchase 0.5 million shares of our common stock at an exercise price of $18.41 per share. Subsequent to this exchange with the RADLAN shareholders and employees, we will also issue either an additional 1.2 million shares of common stock or $22.5 million to RADLAN shareholders, depending upon the share price of Marvell’s common stock upon a date as defined in the merger agreement. It is estimated that this second distribution will occur within ninety days of the closing of the merger transaction. Additionally, 1.0 million shares of our common stock will be reserved for the future issuance over a two-year period to both RADLAN shareholders and employees upon the resolution of certain contingencies involving achievement of milestones as defined in the merger agreement.

     We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements and commitments for at least the next twelve months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalent and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional debt or equity financing, which in turn may be dilutive to our current shareholders. Additional funds may not be available on terms favorable to us or at all.

     The following table summarizes our contractual obligations as of April 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

						There-
	2004	2005	2006	2007	2008	after	Total

	(remaining
	nine months)
Contractual obligations:
Operating leases	$6,632	$9,357	$8,325	$2,683	$1,951	$5,755	$34,703
Capital lease obligations	5,237	7,596	6,880	2,538	—	—	22,251
Purchase commitments to foundries	39,973	—	—	—	—	—	39,973

Total contractual cash obligations	$51,842	$16,953	$15,205	$5,221	$1,951	$5,755	$96,927

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a significant impact on our financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when a liability is incurred rather than when an exit or disposal plan is approved. We are required to adopt the provisions of SFAS 146 for any exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on our financial position or results of operations. However, we may in certain circumstances change the timing of recognition of restructuring costs.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire our stock. We have adopted the annual disclosure provisions of SFAS 148 in our financial reports for the year ended January 31, 2003 and will adopt the interim disclosure provisions for our financial reports for the quarter ending April 30, 2003. As adoption of this standard involves disclosures only, there has been no material impact on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the impact of the adoption of FIN 46 on our financial position or results of operations. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. We have a 46% equity interest in a company that conducts research and development primarily on our behalf. Our maximum exposure to loss as a result of our investment with the potential variable interest entity is our investment of $3.2 million, as we are not obligated to provide any additional financing.

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

     Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, the situation in Iraq and recent international conflicts, and terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. We cannot predict the timing, strength and duration of any economic recovery in the semiconductor industry and in particular, the broadband communications markets. In addition, the events of September 11, 2001, the continuing international conflicts and terrorist acts and the possibility of an extended presence in Iraq can be expected to place further pressure on economic conditions in the United States and worldwide. Also, the recent outbreak of severe acute respiratory syndrome, or SARS, could have a further adverse effect upon an already weakened world economy. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If these conditions continue or worsen, our business, financial condition and results of operations will likely suffer.

We are dependent upon the hard disk drive industry, which is highly cyclical and experiences rapid technological change.

     Sales to customers in the hard disk drive industry represented approximately 54% of our net revenue in the first quarter of fiscal 2004 and represented 56% and 57% of our net revenue in fiscal 2003 and 2002, respectively. The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

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

     Marvell Semiconductor Israel Ltd. (MSIL) is both incorporated under the laws of and has its principal offices in the State of Israel. In addition, MSIL maintains its research and development operations in Israel. Thus, MSIL is directly influenced by the political, economic and military conditions affecting Israel. Major hostilities involving or within Israel could disrupt MSIL’s research and development and other business operations. For example, continued hostilities between Israel and the Palestinian authority in recent months have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the on-going situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact MSIL’s business operations and financial results.

We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.

     In the first quarter of fiscal 2004, approximately 38% of our net revenue was derived from sales to two customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Intel accounted for 20% and Samsung accounted for 18%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

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

     On February 6, 2003, we entered into a definitive agreement to acquire RADLAN Computer Communications Ltd., a leading provider of embedded networking software. Under terms of the agreement, we will issue a combination of cash, shares, warrants and stock options to purchase our common stock for the remaining outstanding shares of RADLAN capital stock and employee stock options. It is estimated that this exchange and the closing of the merger transaction will occur in our second quarter of fiscal 2004.

     Any acquisitions, including our pending acquisition of RADLAN could materially harm our operating results as a result of possible concurrent issuances of dilutive equity securities. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill and other intangible assets, which could result in significant impairment charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the last year, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. If the economic downtrend continues or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.6 billion as of April 30, 2003. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

     We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on TSMC to produce substantially all of our integrated circuit products. We also currently rely on TSMC and other third-party assembly and test subcontractors to assemble, package and test our products. The recent outbreak of SARS in Asia could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. Other significant risks associated with relying on these third-party vendors include:

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

     As of May 31, 2003, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 35% of the outstanding shares our common stock. Additionally, Sehat Sutardja and Weili Dai are husband and wife and Sehat Sutardja and Pantas Sutardja are brothers. All three are directors and together they held approximately 29% of our outstanding common stock as of May 31, 2003. As a result, if the directors and officers as a group or any of Sehat Sutardja, Weili Dai, and Pantas Sutardja act together, they will significantly influence, and will likely control, the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. We are currently attempting to secure subtenants for the remainder of our lease terms for these two facilities. Since we have been unable to sublease these two facilities, we will continue to be required to pay the full amount of our contracted lease payments while the facilities are vacant or if they are subleased at a future date at lesser rates. In fiscal 2003, we recorded a total of $19.6 million of charges associated with costs of consolidating our facilities. These charges include the remaining lease commitments of these facilities of $15.7 million reduced by the estimated sublease income of $9.5 million throughout the duration of the lease term. The facilities consolidation charge is an estimate as of April 30, 2003 and may change as we obtain subleases for the abandoned facilities and sublease income is known.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

     A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 88% of our net revenue in the first quarter of fiscal 2004, and represented 87% and 83% of our net revenue in fiscal 2003 and 2002, respectively.

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

     Additionally, our operations may be impacted by a number of SARS-related factors, including, but not limited to, disruptions of our third party manufacturers that are primarily located in Asia, reduced sales in our international retail channels and increased supply chain costs. If the number of SARS cases continues to rise or spreads to other areas, our international sales and operations could be harmed.

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

     Substantially all of our products are manufactured by Taiwan Semiconductor Manufacturing Company, which is located in Taiwan. Currently our only alternative manufacturing sources are located in Taiwan, China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan and the Philippines. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. In March 2002, another major earthquake occurred in Taiwan. Although our foundries and subcontractors did not suffer any significant damage as a result of this most recent earthquake, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

     A substantial number of our shares remain available for sale pursuant to Rule 144. Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of May 31, 2003, we had 122,798,667 shares outstanding and none of these shares are subject to any lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline, while variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; Federal, State, county and municipal debt securities; and foreign government securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of April 30, 2003 (in thousands). This table does not include money market funds because those funds are not subject to market risk

	Expected Fiscal Year Maturity Date

	2004	2005	2006	2007	Total	Fair Value

Variable Rate	$18,111	$—	$—	$—	$18,111	$18,111
Average Interest Rate	1.31%	—	—	—	1.31%
Fixed Rate	$35,681	$54,648	$42,349	$5,301	$137,979	$140,025
Average Interest Rate	3.62%	3.29%	3.60%	3.13%	3.47%

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $19.0 million at April 30, 2003, are included in other non-current assets in the accompanying balance sheets and all but one of the investments are accounted for using the cost method as our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. Since we own approximately 46% of one privately-held company, we are accounting for the investment using the equity method. We record our percentage of the net income (loss) to interest and other income (net). To date, amounts recorded to interest and other income (net) have not been significant. Since our initial investment, one of these equity investments in a privately-held company has become marketable upon the investee completing an initial public offering. Such an investment is subject to significant fluctuations in fair market value due to the volatility of the stock market. This investment is recorded at market value and is classified as a short-term investment in the accompanying balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     (b)  Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b) Reports on Form 8-K:

On February 6, 2003, we filed a current report on Form 8-K under Item 5 in connection with the issuance of a press release dated February 6, 2003 announcing our acquisition of RADLAN Computer Communications Ltd, which press release was included as an exhibit under Item 7.

On February 28, 2003, we furnished a current report on Form 8-K under Item 9 in connection with the issuance of a press release dated February 27, 2003 announcing our financial results for the fourth quarter of fiscal 2003 and our fiscal year ended February 1, 2003. The press release was included as an exhibit under Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

June 16, 2003	By:	/s/ GEORGE A. HERVEY
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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 16, 2003	By:	/s/ SEHAT SUTARDJA

Dr. Sehat Sutardja, Ph.D. Co-Chairman of the Board, President and Chief Executive Officer

I, George A. Hervey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Marvell Technology Group Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 16, 2003	By:	/s/ GEORGE A. HERVEY

George A. Hervey Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer