Form 10-Q
period 2003-08-02
MARVELL TECHNOLOGY GROUP LTD
filed 2003-09-15
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2003

or

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

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at August 31, 2003

Common stock, $0.002 par value	126,802,575

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	July 31,	January 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$208,733	$125,316
Short-term investments	135,247	139,912
Accounts receivable, net of allowances of $2,301 and $2,039	102,925	86,175
Inventories	60,377	39,712
Prepaid expenses and other current assets	14,048	11,801
Deferred income taxes	8,178	8,178

Total current assets	529,508	411,094
Property and equipment, net	71,549	69,246
Goodwill	1,414,535	1,338,768
Acquired intangible assets	198,566	231,875
Other noncurrent assets	40,366	49,313

Total assets	$2,254,524	$2,100,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,924	$47,672
Accrued liabilities	40,507	15,491
Accrued employee compensation	23,761	11,464
Income taxes payable	7,467	2,247
Deferred income	12,373	12,481
Current portion of capital lease obligations	6,850	5,019

Total current liabilities	168,882	94,374
Capital lease obligations	12,491	13,755
Other long-term liabilities	43,596	42,029

Total liabilities	224,969	150,158

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.002 par value; 242,000 shares authorized; 125,704 and 121,260 shares issued and outstanding	251	243
Additional paid-in capital	2,744,205	2,674,095
Deferred stock-based compensation	(9,313)	(5,899)
Accumulated other comprehensive income	922	1,988
Accumulated deficit	(706,510)	(720,289)

Total shareholders’ equity	2,029,555	1,950,138

Total liabilities and shareholders’ equity	$2,254,524	$2,100,296

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net revenue	$192,854	$119,694	$361,137	$218,494
Operating costs and expenses:
Cost of goods sold (1)	88,944	56,033	165,057	99,813
Research and development (1)	52,252	33,599	98,891	64,208
Selling and marketing (1)	14,783	12,321	30,246	23,333
General and administrative (1)	4,351	3,523	7,931	7,165
Amortization of stock-based compensation	1,020	2,192	1,678	4,474
Amortization of acquired intangible assets	19,560	21,323	39,008	42,646
Facilities consolidation charge	—	—	—	17,799

Total operating costs and expenses	180,910	128,991	342,811	259,438

Operating income (loss)	11,944	(9,297)	18,326	(40,944)
Interest and other income, net	1,569	1,906	2,880	4,045

Income (loss) before income taxes	13,513	(7,391)	21,206	(36,899)
Provision for income taxes	4,091	1,935	7,427	3,361

Net income (loss)	$9,422	$(9,326)	$13,779	$(40,260)

Net income (loss) per share:
Basic	$0.08	$(0.08)	$0.11	$(0.34)

Diluted	$0.07	$(0.08)	$0.10	$(0.34)

Weighted average shares:
Basic	123,667	118,886	122,502	118,487

Diluted	136,804	118,886	133,188	118,487

(1)	Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$50	$118	$89	$163
Research and development	465	1,421	728	2,915
Selling and marketing	172	456	249	859
General and administrative	333	197	612	537

	$1,020	$2,192	$1,678	$4,474

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$13,779	$(40,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,303	8,772
Amortization of stock-based compensation	1,678	4,474
Amortization of acquired intangible assets	39,008	42,646
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,716)	(26,668)
Inventories	(20,665)	(24,025)
Prepaid expenses and other assets	(3,812)	(3,648)
Accounts payable	28,650	31,673
Accrued liabilities and other	3,283	(2,168)
Accrued employee compensation	10,759	(1,215)
Accrued facility consolidation charge	(2,124)	15,491
Income taxes payable	5,232	2,175
Deferred income	(108)	4,656

Net cash provided by operating activities	77,267	11,903

Cash flows from investing activities:
Purchases of short-term investments	(44,742)	(34,587)
Sales and maturities of short-term investments	48,329	28,941
Purchases of investments and loan advanced	(10,000)	(10,000)
Cash received from acquisitions, net of acquisition costs	1,220	1,098
Purchases of property and equipment	(13,920)	(16,484)
Purchases of technology licenses	(2,917)	—

Net cash used in investing activities	(22,030)	(31,032)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of repurchases	30,608	14,274
Principal payments on capital lease obligations	(2,408)	(757)

Net cash provided by financing activities	28,200	13,517

Net increase in cash and cash equivalents	83,417	(5,612)
Cash and cash equivalents at beginning of period	125,316	114,483

Cash and cash equivalents at end of period	$208,733	$108,871

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and its Significant Accounting Policies

The Company

     Marvell Technology Group Ltd. (the “Company”), a Bermuda company, was incorporated on January 11, 1995. The Company is a leading global semiconductor provider of complete broadband communications and storage solutions. The Company’s diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateway, communications controller, and storage solutions that power the entire communications infrastructure, including enterprise, metro, home, and storage networking. On January 21, 2001, the Company acquired Galileo Technology Ltd. (“Galileo”), an Israeli corporation. In January 2003, Galileo’s name was changed to Marvell Semiconductor Israel Ltd. (“MSIL”). MSIL develops high-performance communications internetworking and switching products for the broadband communications market. On June 19, 2002, the Company acquired SysKonnect GmbH (“SysKonnect”), a German corporation. SysKonnect develops and markets client-server products. On June 27, 2003 the Company acquired RADLAN Computer Communications Ltd. (“RADLAN”), an Israeli corporation. RADLAN is a leading provider of embedded networking software.

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

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2003, the results of its operations for the three and six months ended July 31, 2003 and 2002, and its cash flows for the six months ended July 31, 2003 and 2002. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Revenue recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, a portion of the Company’s sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return is deferred until the distributors sell the product to end customers. Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

     The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates.

     The Company also enters into development agreements with some of its customers. Development revenue is recognized under the percentage-of-completion method, with the associated costs included in research and development expense. The Company estimates the percentage-of-completion of its development contracts based on an analysis of actual progress toward completion.

     Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

Available-for-sale investments

     The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of July 31, 2003	Cost	Gains	Losses	Value

Corporate debt securities	$110,655	$1,366	$(415)	$111,606
Federal, State, county and municipal debt securities	73,147	121	(150)	73,118

	183,802	1,487	(565)	184,724
Less amounts classified as cash equivalents	(49,477)	—	—	(49,477)

Short-term investments	$134,325	$1,487	$(565)	$135,247

     The contractual maturities of available-for-sale debt securities classified as short-term investments at July 31, 2003 are presented in the following table (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$92,702	$93,177
Due between one and four years	91,100	91,547

	$183,802	$184,724

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of January 31, 2003	Cost	Gains	Losses	Value

Corporate debt securities	$105,404	$1,744	$(76)	$107,072
Federal, State, county and municipal debt securities	44,812	297	—	45,109
Equity securities	800	36	—	836

	151,016	2,077	(76)	153,017
Less amounts classified as cash equivalents	(13,105)	—	—	(13,105)

Short-term investments	$137,911	$2,077	$(76)	$139,912

Inventories

     Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	July 31,	January 31,
	2003	2003

Work-in-process	$34,028	$21,176
Finished goods	26,349	18,536

	$60,377	$39,712

Goodwill and purchased intangible assets

     The changes in the carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of July 31, 2003			As of January 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$394,354	$(196,079)	$198,275	$388,955	$(157,080)	$231,875
Trade name	100	(5)	95	—	—	—
Customer contracts and related relationships	200	(4)	196	—	—	—

Total identified intangible assets	394,654	(196,088)	198,566	388,955	(157,080)	231,875
Goodwill	1,762,441	(347,906)	1,414,535	1,686,674	(347,906)	1,338,768

Total intangible assets	$2,157,095	$(543,994)	$1,613,101	$2,075,629	$(504,986)	$1,570,643

     The changes in the carrying amount of the goodwill for the six month period ended July 31, 2003 are as follows (in thousands):

July 31,
2003

Balances as of January 31, 2003	$1,338,768
Acquisition	75,767

Balances as of July 31, 2003	$1,414,535

     Identified intangible assets consist of purchased technology, trade name, and customer contracts and related relationships. Purchased technology and customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of five years. Trade name is amortized on a straight-line basis over its estimated useful life of two years. The aggregate amortization expense of identified intangible assets was $19.6 million and $21.3 million in the second quarter of fiscal years 2004 and 2003, respectively. The aggregate amortization expense of identified intangible assets was $39.0 million and $42.6 million for the six months ended July 31, 2003 and 2002, respectively. The estimated total future annual amortization expenses of acquired intangible assets is $39.5 million for the remaining six months of fiscal year 2004, $79.0 million for fiscal year 2005, $77.4 million for fiscal year 2006, $1.1 million for fiscal years 2007 and 2008, respectively, and $0.5 million for fiscal year 2009.

Balance sheet components (in thousands)

	July 31,	January 31,
	2003	2003

Other noncurrent assets:
Equity investments	$10,249	$19,178
Other	30,117	30,135

	$40,366	$49,313

	July 31,	January 31,
	2003	2003

Other long-term liabilities:
Long-term facilities consolidation charge	$9,447	$11,652
Income taxes long-term	22,835	22,835
Other	11,314	7,542

	$43,596	$42,029

Warranty accrual

     The Company’s products are generally subject to warranty and it provides as a component of cost of goods sold for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that it will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. Changes in the Company’s warranty accrual during the following periods are as follows (in thousands):

	Six Months	Year
	Ended	Ended
	July 31,	January 31,
	2003	2003

Warranty accrual (included in accrued liabilities):
Beginning balance	$526	$474
Charges to cost of goods sold	710	593
Payments and other charges	(659)	(541)

Ending balance	$577	$526

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Numerator:
Net income (loss)	$9,422	$(9,326)	$13,779	$(40,260)

Denominator:
Weighted average shares of common stock outstanding	123,824	119,713	122,704	119,376
Less: unvested common shares subject to repurchase	(157)	(827)	(202)	(889)

Weighted average shares — basic	123,667	118,886	122,502	118,487
Effect of dilutive securities-
Unvested common shares subject to repurchase	157	—	202	—
Warrants	96	—	49	—
Contingently issuable shares	681	—	340	—
Common stock options	12,203	—	10,095	—

Weighted average shares — diluted	136,804	118,886	133,188	118,487

Basic net income (loss) per share	$0.08	$(0.08)	$0.11	$(0.34)

Diluted net income (loss) per share	$0.07	$(0.08)	$0.10	$(0.34)

     Options to purchase 1,455,188 common shares at a weighted average exercise price of $43.32 have been excluded from the computation of diluted net income per share for the three months ended July 31, 2003 and options to purchase 6,183,881 common shares at a weighted average exercise price of $33.30 have been excluded from the computation of diluted net income per share for the six months ended July 31, 2003, as their exercise prices were greater than the average market price of the common shares for the period. In addition, 511,628 contingent shares relating to the RADLAN acquisition have been excluded from the computation of diluted net income per share for the three and six months ended July 31, 2003 because the contingencies have not been met. Additionally, 826,798 common shares subject to repurchase by the Company and options to purchase 24,808,100 common stock equivalents at a weighted average exercise price of $16.95 per share have been excluded from the computation of diluted net loss per share for the three months ended July 31, 2002, and 888,729 common shares subject to repurchase and options to purchase 24,824,080 common stock equivalents at a weighted average exercise price of $16.97 per share have been excluded from the computation of diluted net loss per share for the six months ended July 31, 2002, as their effect would have been anti-dilutive due to the net loss.

Comprehensive income (loss)

     The components of comprehensive income (loss), net of tax, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net income (loss)	$9,422	$(9,326)	$13,779	$(40,260)
Other comprehensive income (loss):
Unrealized gains (loss) on available-for-sale investments, net of tax	(989)	1,326	(1,066)	768

Total comprehensive income (loss)	$8,433	$(8,000)	$12,713	$(39,492)

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

	Three Months Ended July 31,		Six Months Ended July 31,

	2003	2002	2003	2002

Net income (loss):
As reported	$9,422	$(9,326)	$13,779	$(40,260)
Adjustments:
Stock-based employee compensation expense included in reported net loss, net of tax effects	1,020	2,192	1,678	4,474
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(20,159)	(20,351)	(37,791)	(38,899)

Pro forma	$(9,717)	$(27,485)	$(22,335)	$(74,685)

Basic net income (loss) per share:
As reported	$0.08	$(0.08)	$0.11	$(0.34)
Pro forma	$(0.08)	$(0.23)	$(0.18)	$(0.63)
Diluted net income (loss) per share:
As reported	$0.07	$(0.08)	$0.10	$(0.34)
Pro forma	$(0.08)	$(0.23)	$(0.18)	$(0.63)

2. Acquisitions

     On June 19, 2002, the Company acquired 100% of the shares of SysKonnect through a share purchase agreement. SysKonnect develops and markets client-server products. The acquisition has been accounted for using the purchase method of accounting, and the operating results of SysKonnect have been included in the Company’s consolidated financial statements from the date of acquisition. The total purchase price of the acquisition was approximately $9.5 million. The purchase price consisted of the issuance of restricted shares and options granted to SysKonnect shareholders to purchase a total of 300,000 shares of the Company’s common stock (fair value of $7.3 million), settlement of a loan receivable of $1.9 million, and acquisition related expenses of approximately $0.3 million.

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

     On June 27, 2003, the Company completed the acquisition of RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software. RADLAN is now a wholly owned subsidiary of the Company. As a result of the acquisition, RADLAN will provide embedded networking software for network infrastructure equipment to the Company and the Company will be able to provide complete hardware and software solutions to its customers while improving its ability to address the enterprise, access, wireless and storage area networking markets. These factors contributed to a purchase price that was in excess of the fair value of the RADLAN net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction.

     The total estimated purchase price of approximately $66.6 million consisted of $24.0 million of shares of common stock and options to purchase common stock issued upon closing, $22.5 million of cash or 1.2 million shares of common stock, depending upon the share price of the Company’s common stock upon a future date defined in the merger agreement, $7.5 million of warrants to purchase 543,000 shares of the Company’s common stock at an exercise price of $18.41 per share, $2.9 million of vested options assumed, the Company’s existing investment in preferred stock of RADLAN of $8.5 million, and direct transaction costs of approximately $1.2 million. The value of the common stock and stock options was determined based on the average market price of the Company’s common stock over a 5-day period around February 6, 2003 (the announcement date), or $18.26 per share. The value of the warrants was determined using the Black-Scholes options pricing model with inputs of 100% for volatility, 5-year expected life, risk-free interest rate of 3% and a market value of $18.26 as described above.

     If in the future the Company issues 1.2 million shares of common stock instead of paying $22.5 million in cash, the shares will be valued on the date of issue. Any difference between the value of the common stock issued and $22.5 million will be recorded as additional goodwill.

     In addition, the Company will issue up to an additional 1.0 million shares of common stock to RADLAN shareholders upon resolution of certain contingencies and achievement of certain milestones over the next two years as defined in the merger agreement. The shares, if issued, will represent additional purchase price and will be accounted for as additional goodwill.

     The Company has done a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows (in thousands):

Amortizable intangible assets:
Purchased technology	$5,400
Trade name	100
Customer contracts and relationships	200

Total amortizable intangible assets	5,700
Goodwill	75,767
Previously licensed technology	(2,500)
Net liabilities assumed	(12,349)

Total purchase price	$66,618

     Upon finalization of the allocation of the purchase price, adjustments affecting the statements of operations and balance sheet may occur.

     Amortizable intangible assets consists of purchased technology, trade name, and customer related intangibles with useful lives of two to five years. Approximately $75.8 million has been allocated to goodwill, which represents the excess purchase price over the fair value of the net intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

     The results of operations of RADLAN have been included in the Company’s condensed consolidated statement of operations since the completion of the acquisition on June 27, 2003. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of RADLAN occurred on February 1, 2002 (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net revenues	$193,142	$121,001	$361,525	$220,821
Net income (loss)	$3,075	$(11,129)	$1,745	$(44,609)
Basic net income (loss) per share	$0.02	$(0.09)	$0.01	$(0.37)
Diluted net (loss) per share	$0.02	$(0.09)	$0.01	$(0.37)

     Upon closing of the acquisition of RADLAN, the Company effectively granted 165,000 shares of restricted common stock to the employees of RADLAN. The restricted stock was valued on the date of issuance at $5.5 million and vests over a period of five years. Accordingly, the Company recorded deferred stock-based compensation of $5.5 million that will be amortized on an accelerated basis over the vesting period consistent with the method described in FIN28.

3. Facilities Consolidation Charge

     During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities. These charges included $12.6 million in lease abandonment charges resulting from the consolidation of the Company’s three facilities in the Silicon Valley into one location. The lease abandonment charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The facilities consolidation charge also includes $6.0 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities. Additionally, the Company incurred charges of $1.0 million during the quarter ended April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities. During the quarter ended July 31, 2003, the Company subleased the abandoned facilities. Actual sublease income approximated the estimated sublease income. At July 31, 2003, cash payments of $4.7 million, net of sublease income, had been made in connection with this charge. Approximately $13.2 million is accrued for the facilities consolidation charge as of July 31, 2003 of which $3.8 million is the current portion included in accrued liabilities while the long-term portion totaling $9.4 million is payable through 2010, and is included in other long-term liabilities.

     A summary of the facilities consolidation charge during the six months ended July 31, 2003 is as follows (in thousands):

	Balance at			Remaining
	January 31,	Net Cash	Non-Cash	Liability at
	January 31, 2003	Payments	Non-Cash Charges	July 31, 2003

Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$10,331	$(1,524)	$—	$8,807
Property and leasehold improvements	5,039	—	(601)	4,438

	$15,370	$(1,524)	$(601)	$13,245

4. Net Revenue

     The following table presents net revenue for groups of similar products (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Storage products	$105,658	$68,198	$196,485	$131,966
Communications products	87,196	51,496	164,652	86,528

	$192,854	$119,694	$361,137	$218,494

5. Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46 on its financial position or results of operations. It is reasonably possible that the Company is a primary beneficiary of or holds a significant variable interest in a variable interest entity. The Company has a 46% equity interest in a company that conducts research and development primarily on the Company’s behalf. The Company’s maximum exposure to loss as a result of its investment with the potential variable interest entity is its investment of $3.0 million, as the Company is not obligated to provide any additional financing.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

6. Commitments and Contingencies

     Purchase Commitments

     The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation. As of July 31, 2003, foundries had incurred approximately $72.4 million of manufacturing expenses on the Company’s outstanding purchase orders.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, but are not limited to, statements regarding our expectations as to growth in revenue from storage products and communications products and reasons for such expectations, sources of revenue, our expectations as to research and development, sales and marketing and general and administrative expense, potential fluctuations in our gross margin, the impact, if any, of legal proceedings, customer concentration and expected revenue concentration from Asia, working capital needs, accounts receivable, inventory, the rate of new orders, adequacy of capital resources, funding of capital requirements, factors impacting our capital requirements, liquidity, expected impact of our contractual obligations, the impact of the adoption of accounting pronouncements, future acquisitions, strategic alliances or joint ventures, sources of competition, future design features and uses of our current and future products, strategic relationships with customers, the need for new and upgraded operational and financial systems, procedures and controls, reasons for decreases in gross profits, and payment of income tax in foreign jurisdictions. Forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled “Additional Factors That May Affect Future Results,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q are identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-Q. You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our 2003 Annual Report on Form 10-K, that attempt to advise you of the risks and factors that may affect our business.

Overview

     We are a leading global semiconductor provider of complete broadband communications and storage solutions. Our diverse product portfolio includes switching, transceiver, wireless PC connectivity, gateways, communications controller, and storage solutions that power the entire communications infrastructure, including enterprise, metro, home, and storage networking. We were founded in 1995. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL developed high-performance internetworking and switching products for the broadband communications market. The acquisition was accounted for using the purchase method of accounting, and the operating results of MSIL have been included in our consolidated financial statements from the date of acquisition. In June 2003, we acquired RADLAN Computer Communications Ltd., or RADLAN, in a transaction for aggregate consideration of approximately $66.6 million consisting of a combination of cash, warrants, common stock and options. RADLAN is a leading provider of embedded networking software. The acquisition was accounted for using the purchase method of accounting, and the operating results of RADLAN have been included in our consolidated financial statements from the date of acquisition.

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

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the six months ended July 31, 2003, approximately 46% of our net revenue was derived from sales to three significant customers, each of whom individually accounted for 10% or more of our net revenue during this period. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 89% of our net revenue for the six months ended July 31, 2003. Because many manufacturers and manufacturing subcontractors of communications and storage devices are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

Results of Operations

     The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold*	46.1	46.8	45.7	45.7
Research and development*	27.1	28.1	27.4	29.4
Selling and marketing*	7.7	10.3	8.3	10.7
General and administrative*	2.3	3.0	2.2	3.3
Amortization of stock-based compensation	0.5	1.8	0.5	2.1
Amortization of acquired intangible assets	10.1	17.8	10.8	19.5
Facilities consolidation charge	—	—	—	8.1

Total operating costs and expenses	93.8	107.8	94.9	118.8

Operating income (loss)	6.2	(7.8)	5.1	(18.8)
Interest and other income, net	0.8	1.6	0.8	1.9

Income (loss) before income taxes	7.0	(6.2)	5.9	(16.9)
Provision (benefit) for income taxes	2.1	(1.6)	2.1	(1.5)

Net income (loss)	4.9%	(7.8)%	3.8%	(18.4)%

*	Excludes stock-based compensation

Three and Six Months Ended July 31, 2003 and 2002

     Net Revenue. Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue was $192.9 million for the three months ended July 31, 2003 compared to $119.7 million for the three months ended July 31, 2002. Net revenue was $361.1 million for the six months ended July 31, 2003 compared to $218.5 million for the six months ended July 31, 2002. The increases in net revenue reflect a significant increase in volume shipments of our storage and Gigabit Ethernet products during the three months and six months ended July 31, 2003, primarily due to increased acceptance of our SOC storage products, particularly in the mobile computer market, continued adoption of Gigabit Ethernet products as a replacement for Fast Ethernet products, and initial production volume shipments of our wireless LAN products. Revenue from storage products totaled $105.7 million in the second quarter of fiscal 2004 compared to $68.2 million in the second quarter of fiscal 2003 and totaled $196.5 million in the first six months of fiscal 2004 compared to $132.0 million in the first six months of fiscal year 2003. Revenue from communications products was $87.2 million in the second quarter of fiscal 2004 compared to $51.5 million in the second quarter of fiscal 2003 and totaled $164.6 million in the first six months of fiscal 2004 compared to $86.5 million in the first six months of fiscal 2003. Revenue derived from development contracts decreased in absolute dollars during the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, and represented less than 10% of net revenue for each period. We expect that revenue from storage products for fiscal 2004 will increase from the level of revenue from storage products we reported in fiscal 2003 due primarily to increases in shipments of our storage SOCs, which have been widely adopted by the mobile computer sector and which we expect will continue to be adopted by the desktop computer sector during this fiscal year. In addition, we expect growth in revenue from communications products in fiscal 2004 compared to fiscal 2003 primarily due to increases in shipments of our Gigabit Ethernet products, which we expect will continue to be adopted as the replacement for Fast Ethernet products as well as new revenue opportunities for our wireless LAN products.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin, which is calculated as net revenue less cost of goods sold, as a percentage of net revenue, increased to 53.9% in the three months ended July 31, 2003 from 53.2% in the three months ended July 31, 2002. Gross margin remained unchanged at 54.3% for the six months ended July 31, 2003 and July 31, 2002. The increase in gross margin in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 was primarily due to a product mix change which included lower product costs on production ramps of large volume desktop computer products and storage SOCs. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may also fluctuate in future periods due to, among other things, increased pricing pressures from our customers and competitors, and changes in the amount of development revenue recognized.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. Research and development expense was $52.3 million, or 27.1% of net revenue, for the three months ended July 31, 2003 compared to $33.6 million, or 28.1% of net revenue, for the three months ended July 31, 2002. Research and development expense was $98.9 million, or 27.4% of net revenue, for the six months ended July 31, 2003 compared to $64.2 million, or 29.4% of net revenue, for the six months ended July 31, 2002. The increase in research and development expense in absolute dollars in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 was primarily due to the hiring of additional development personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in an increase in salary and related costs of $7.3 million, increased costs of $4.5 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $2.0 million arising from purchases of property, equipment and technology licenses, increased costs of $1.0 million for evaluation boards and engineering supplies and other allocated expenses of $2.1 million related to our expanding operations. The increase in absolute dollars in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 was primarily due to the hiring of additional development personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in an increase in salary and related costs of $13.4 million, increased costs of $9.1 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $4.6 million arising from purchases of property, equipment and technology licenses, increased costs of $1.8 million for evaluation boards and engineering supplies and other allocated expenses of $3.2 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars in future periods as we develop new products, migrate to lower process geometries, expand into new markets and technologies, and hire additional personnel.

     Selling and Marketing. Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $14.8 million, or 7.7% of net revenue, for the three months ended July 31, 2003 compared to $12.3 million, or 10.3% of net revenue, for the three months ended July 31, 2002. Selling and marketing expense was $30.2 million, or 8.3% of net revenue, for the six months ended July 31, 2003 compared to $23.3 million, or 10.7% of net revenue, for the six months ended July 31, 2002. The increase in selling and marketing expense in absolute dollars in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 was primarily due to the hiring of additional sales and marketing personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in an increase in salary and related costs of $2.0 million and increased facility and allocated costs of $0.7 million related to our expanding operations. The increase in selling and marketing expense in absolute dollars in the six months ended July 31, 2003 compared to the six months ended July 31, 2002 was primarily due to the hiring of additional sales and marketing personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in an increase in salary and related costs of $4.1 million, increased other costs of $1.7 million related to expanding our sales and marketing related activities as we broaden our customer and product base and increased facility and allocated costs of $1.0 million related to our expanding operations. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts in emerging product markets such as wireless and consumer applications.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. General and administrative expense was $4.4 million, or 2.3% of net revenue, for the three months ended July 31, 2003 compared to $3.5 million, or 3.0% of net revenue, for the three months ended July 31, 2002. General and administrative expense was $7.9 million, or 2.2% of net revenue, for the six months ended July 31, 2003 compared to $7.2 million, or 3.3% of net revenue for the six months ended July 31, 2002. The increase in absolute dollars in general administrative expense in the second quarter of fiscal 2004 compared the second quarter of fiscal 2003 is primarily due to the hiring of additional general and administrative personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in an increase in salary and related costs of $0.5 million. The increase in absolute dollars in general and administrative expense in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 was primarily related to the hiring of additional general and administrative personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in an increase in salary and related costs of $1.2 million partially offset by a decrease in professional fees of $0.8 million. We expect that general and administrative expense will increase in absolute dollars in future periods due to additional personnel to support expansion of our operations and increased professional fees.

     Amortization of Stock-Based Compensation. We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock, in connection with the assumption of stock options as a result of our acquisition of MSIL, in connection with the grant of stock options as a result of our acquisition of SysKonnect and in connection with the effective grant of restricted stock to RADLAN employees upon the close of the acquisition. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. Amortization of stock-based compensation was $1.0 million, or 0.5% of net revenue, for the three months ended July 31, 2003 compared to $2.2 million, or 1.8% of net revenue, for the three months ended July 31, 2002. Amortization of stock-based compensation was $1.7 million, or 0.5% of net revenue, for the six months ended July 31, 2003 compared to $4.5 million, or 2.1% of net revenue for the six months ended July 31, 2002. The decrease in amortization expense in both absolute dollars and percentage of net revenue in the second quarter and first six months of fiscal 2004 compared to the second quarter and first six months of fiscal 2003 primarily resulted from a reduced balance of deferred stock-based compensation being amortized in the second quarter and first six months of fiscal 2004 compared to the second quarter and first six months of fiscal 2003.

     Amortization of Acquired Intangible Assets. In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Acquired intangible assets were being amortized over its estimated economic life of five to seven years. In January 2003, we decided to no longer use the Galileo trade name in selling and marketing activities going forward. As a result, we wrote-off the remaining $22.4 million net book value of the trade name in the fourth quarter of fiscal 2003. In connection with the acquisition of RADLAN, we recorded $75.8 million of goodwill and $5.7 million of acquired intangible assets. The acquired intangibles from the RADLAN acquisition will be amortized over its estimated economic lives of two to five years. Acquired intangible asset amortization expense was $19.6 million, or 10.1% of net revenue, for the three months ended July 31, 2003 compared to $21.3 million, or 17.8% of net revenue, for the three months ended July 31, 2002. Acquired intangible asset amortization was $39.0 million, or 10.8% of net revenue, for the six months ended July 31, 2003 compared to $42.6 million, or 19.5% of net revenue, for the six months ended July 31, 2002. The decrease in acquired intangible asset amortization expense in both absolute dollars and as a percentage of net revenue in the second quarter of fiscal 2004 and six months ended July 31, 2003 compared to second quarter of fiscal 2003 and six months ended July 31, 2002 was primarily due to the write-off of the Galileo trade name in the fourth quarter of fiscal 2003 which resulted in lower amortization for the second quarter of fiscal 2004 and six months ended July 31, 2003 compared to second quarter of fiscal 2003 and six months ended July 31, 2002.

     Facilities Consolidation Charge. During the first quarter of fiscal 2003, we recorded a $17.8 million charge associated with costs of consolidation of our facilities. This charge included $10.8 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into one location. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities consolidation charge also includes $6.0 million consisting of the write-down of certain property and leasehold improvements associated with the abandoned facilities. We also incurred charges of $1.0 million as a result of duplicate lease and other costs associated with the dual occupation of our current and abandoned facilities. We recorded an additional $1.8 million charge in fiscal 2003 associated with the consolidation of our facilities due to a decline in the real estate market in Silicon Valley. During the quarter ended July 31, 2003, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income. At July 31, 2003, cash payments of $4.7 million, net of sublease income had been made in connection with this charge, and $13.2 million had been accrued and is payable through 2010.

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. Interest and other income, net was $1.6 million for the three months ended July 31, 2003 compared to $1.9 million for the three months ended July 31, 2002. Interest and other income, net was $2.9 million for the six months ended July 31, 2003 compared to $4.0 million for the six months ended July 31, 2002. The decrease in interest and other income, net in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 was primarily due to a loss of $0.2 million on an equity method investment and an overall decline in interest rates on comparable invested cash balances in the second quarter of fiscal 2004. The decrease in interest and other income, net for the six months of fiscal 2004 compared to the first six months of fiscal 2003 is primarily due to a loss of $0.4 million on an equity method investment and an overall decline in interest rates on comparable invested cash balances in the first six months of fiscal 2004.

     Provision for Income Taxes. Our effective tax rate was 30.3% and 35.0% for the three and six months ended July 31, 2003, respectively, compared to (26.2)% and (9.1)% for the three and six months ended July 31, 2002, respectively. Our effective rates for the second quarters and first six months of fiscal 2004 and 2003 were affected by stock-based compensation expense as well as non-deductible expenses relating to our acquisitions of MSIL in the fourth quarter of fiscal 2001 and RADLAN in the second quarter of fiscal 2004, which were both recorded using purchase accounting.

Liquidity and Capital Resources

     Our principal source of liquidity as of July 31, 2003 consisted of $344.0 million of cash, cash equivalents and short-term investments. We raised net proceeds of $94.0 million through our initial public offering in June 2000. In addition, we received $70.0 million of cash and cash equivalents and $39.9 million of short-term investments, before acquisition costs, as a result of our acquisition of MSIL in January 2001.

     Net Cash Provided by Operating Activities

     Net cash provided by operating activities was $77.3 million for the six months ended July 31, 2003 compared to $11.9 million for the six months ended July 31, 2002. The cash inflow from operations in the first six months of fiscal 2004 was primarily a result of our generation of income during the period (excluding the impact of non-cash charges) and changes in working capital. Non-cash charges in the first six months of fiscal 2004 included $39.0 million related to amortization of acquired intangible assets, $18.3 million of depreciation and amortization expense, and $1.7 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first six months of fiscal 2004 included an increase of $28.7 million in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during the first six months of fiscal 2004, an increase of $10.8 million in accrued employee compensation primarily as the result of increased withholding taxes from the exercise of stock options by employees, and an increase of $5.2 million in income tax payable resulting from net income in the first six months of fiscal 2004 as compared to a net loss for the first six months of fiscal 2003. Significant working capital changes offsetting positive cash flow in the first six months of fiscal 2004 included a $20.7 million increase in inventory primarily as a result of increased volumes of sales and associated purchases of inventory required to meet demand. Accounts receivable increased by $16.7 million primarily due to higher net revenue in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. Prepaids and other assets decreased by $3.8 million due primarily to higher amortization of prepaid and other assets in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003.

     Net cash provided by operating activities was $11.9 million for the six months ended July 31, 2002. The cash inflow from operations in the first six months of fiscal 2003 was primarily a result of generation of income during the period (excluding the impact of non-cash charges) and changes in working capital. Non-cash charges in the first six months of fiscal 2003 included $42.6 million related to amortization of acquired intangible assets, $8.8 million of depreciation and amortization expense, and $4.5 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first six months of fiscal 2003 included an increase of $15.5 million relating to an accrued facilities consolidation charge recorded as a result of the consolidation of our facilities, an increase of $31.7 million in accounts payable resulting primarily from increased inventory purchases, and an increase in deferred income of $4.7 million due to an increase in inventory levels at our distributors. Partially offsetting these positive cash flows in the first six months of fiscal 2003 was an increase of $26.7 million in accounts receivable primarily due to increases in our total net revenue in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002. In addition, inventory increased $24.0 million due to the increased volume of sales and related purchases of inventory in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002.

     Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis with net thirty to sixty day payment terms. If our sales levels continue to increase as they have in all fiscal years, it is likely that our levels of accounts receivable will also increase. Our levels of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products, as well as the initial production ramp for significant design wins. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

     Net Cash Used in Investing Activities

     Net cash used in investing activities was $22.0 million for the six months ended July 31, 2003 and $31.0 million for the six months ended July 31, 2002. The net cash used in investing activities in the first six months of fiscal 2004 was due to purchases of property and equipment of $13.9 million, purchases of short-term investments of $44.7 million, and loan advances of $10.0 million, partially offset by the proceeds from the sales and maturities of short-term investments of $48.3 million. The net cash used in investing activities in the first six months of fiscal 2003 was due to purchases of property and equipment of $16.5 million, purchases of short-term investments of $34.6 million, and purchases of investments of $10.0 million, partially offset by the proceeds from the sales and maturities of short-term investments of $28.9 million.

     Net Cash Provided by Financing Activities

     Net cash provided by financing activities was $28.2 million for the six months ended July 31, 2003 and $13.5 million for the six months ended July 31, 2002. In the first six months of fiscal 2004 and 2003, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of July 31, 2003, our foundries had incurred approximately $72.4 million of manufacturing expenses on our outstanding purchase orders.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. During the quarter ended July 31, 2003, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitments, resulting in negative cash flow over the remaining term of the subleases of approximately $8.2 million. At July 31, 2003, cash payments of $4.7 million, net of sublease income had been made in connection with this charge. Approximately $13.2 million is accrued for the facilities consolidation charge as of July 31, 2003 of which $3.8 million is the current portion while the long-term portion totaling $9.4 million is payable through 2010.

     On June 27, 2003, we completed the acquisition of RADLAN Computer Communications Ltd. Pursuant to the terms of the share purchase agreement, we will issue a combination of cash, shares, warrants and common stock options to purchase our common stock in exchange for the remaining outstanding shares of RADLAN capital stock and employee stock options. Upon the closing, we issued a total of 1.2 million shares of common stock and 157,000 options to purchase shares of our common stock. In addition, we issued warrants to purchase 543,000 shares of our common stock at an exercise price of $18.41 per share. Subsequent to this exchange with the RADLAN shareholders and employees, we will also issue either an additional 1.2 million shares of common stock or $22.5 million to RADLAN shareholders, depending upon the share price of Marvell’s common stock upon a future date as defined in the merger agreement. Additionally, 1.0 million shares of our common stock is reserved for the future issuance over a two-year period to RADLAN shareholders upon the resolution of certain contingencies involving the achievement of milestones as defined in the merger agreement.

     We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements and commitments for at least the next twelve months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of securing adequate facilities and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalent and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional debt or equity financing, which in turn may be dilutive to our current shareholders. Additional funds may not be available on terms favorable to us or at all.

     The following table summarizes our contractual obligations as of July 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

						There-
	2004	2005	2006	2007	2008	after	Total

	(remaining
	six months)
Contractual obligations:
Operating leases	$4,310	$9,677	$8,749	$2,933	$2,054	$4,222	$31,945
Capital lease obligations	3,646	7,596	6,880	2,538	—	—	20,660
Purchase commitments to foundries	72,356	—	—	—	—	—	72,356

Total contractual cash obligations	$80,312	$17,273	$15,629	$5,471	$2,054	$4,222	$124,961

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June

15, 2003. We are currently evaluating the impact of the adoption of FIN 46 on our financial position or results of operations. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. We have a 46% equity interest in a company that conducts research and development primarily on our behalf. Our maximum exposure to loss as a result of our investment with the potential variable interest entity is our investment of $3.0 million, as we are not obligated to provide any additional financing.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

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

     Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, the situation in Iraq and recent international conflicts, and terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. We cannot predict the timing, strength and duration of any economic recovery in the semiconductor industry and in particular, the broadband communications markets. In addition, the events of September 11, 2001, the continuing international conflicts and terrorist acts and the possibility of an extended presence in Iraq can be expected to place further pressure on economic conditions in the United States and worldwide. Also, a resurgence or perceived resurgence of severe acute respiratory syndrome, or SARS or a similar outbreak, could have a further adverse effect upon an already weakened world economy. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. If these conditions continue or worsen, our business, financial condition and results of operations will likely suffer.

A significant portion of our business is dependent upon the hard disk drive industry, which is highly cyclical and experiences rapid technological change.

     Sales to customers in the hard disk drive industry represented approximately 54% of our net revenue in the first six months of fiscal 2004 and represented 56% and 57% of our net revenue in fiscal 2003 and 2002, respectively. The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

     Rapid technological changes in the hard disk drive industry often result in significant and rapid shifts in market share among the industry’s participants. If the hard disk drive manufacturers using our products do not retain or increase market share, our sales may decrease.

Our Marvell Semiconductor Israel Ltd. And RADLAN Computer Communications Ltd. subsidiaries are incorporated under the laws of, and its principal offices are located in, the State of Israel and therefore its business operations may be harmed by adverse political, economic and military conditions affecting Israel.

     Each of Marvell Semiconductor Israel Ltd., or MSIL, and RADLAN Computer Communications Ltd., or RADLAN, are incorporated under the laws of and has its principal offices in the State of Israel. In addition, MSIL and RADLAN maintain their research and development operations in Israel. Thus, MSIL and RADLAN are directly influenced by the political, economic and military conditions affecting Israel. Major hostilities involving or within Israel could disrupt MSIL and RADLAN’s research and development and other business operations. For example, continued hostilities between Israel and the Palestinian authority in recent months have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the on-going situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of each of MSIL and RADLAN.

We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.

     In the first six months of fiscal 2004, approximately 46% of our net revenue was derived from sales to three customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Intel accounted for 20%, Samsung accounted for 16%, and Toshiba accounted for 10%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

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

Past acquisitions and any future acquisitions or transactions may not be successful.

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

Our recent acquisition of RADLAN and any future acquisitions could harm our operating results and share price.

     On June 27, 2003, we acquired RADLAN Computer Communications Ltd., a leading provider of embedded networking software. Pursuant to the terms of the share purchase agreement, we will issue a combination of cash, shares, warrants and stock options to purchase our common stock for the remaining outstanding shares of RADLAN capital stock and employee stock options.

     Any acquisitions, including our recent acquisition of RADLAN, could materially harm our operating results as a result of possible concurrent issuances of dilutive equity securities. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill and other intangible assets, which could result in significant impairment charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the last year, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. If the economic downtrend continues, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.6 billion as of July 31, 2003. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We are a relatively small company with limited resources compared to some of our current and potential competitors, and we may not be able to compete effectively and increase or maintain revenue and market share.

     We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenues may not increase or may decline. In addition, most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. As a result, these competitors may have greater credibility with our existing and potential customers. Moreover, our competitors may foresee the course of market developments more accurately than us. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than us, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, new competitors or alliances among existing competitors could emerge. We expect to face competition in the future from our current competitors, other manufacturers and designers of integrated circuits, and innovative start-up integrated circuit design companies. Many of our customers are also large, established integrated circuit suppliers. Our sales to and support of such customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.

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

     We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on TSMC to produce substantially all of our integrated circuit products. We also currently rely on TSMC and other third-party assembly and test subcontractors to assemble, package and test our products. The resurgence of SARS and any similar future outbreaks in Asia could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. Other significant risks associated with relying on these third-party vendors include:

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

     As of August 31, 2003, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 31% of the outstanding shares our common stock. Additionally, Sehat Sutardja and Weili Dai are husband and wife and Sehat Sutardja and Pantas Sutardja are brothers. All three are directors and together they held approximately 27% of our outstanding common stock as of August 31, 2003. As a result, if the directors and officers as a group or any of Sehat Sutardja, Weili Dai, and Pantas Sutardja act together, they will significantly influence, and will likely control, the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

     In May 2003, we completed the implementation of a new Enterprise Resource Planning, or ERP, system. An ERP system implementation is a very complex, costly and time-consuming process. Any unforeseen delays or difficulties after we begin transacting on the new system or in performing financial closes on the new systems, may divert the attention of management and other employees and disrupt our ongoing business and could have a material adverse impact on our financial condition and results of operations.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

     A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 89% of our net revenue in the first six months of fiscal 2004, and represented 87% and 83% of our net revenue in fiscal 2003 and 2002, respectively.

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

     Additionally, our operations may be impacted in the following ways by a resurgence of SARS, including, but not limited to, disruptions of our third party manufacturers that are primarily located in Asia, reduced sales in our international retail channels and increased supply chain costs. If future outbreaks of SARS or similar diseases rise or spreads to other areas, our international sales and operations could be harmed.

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

     Substantially all of our products are manufactured by Taiwan Semiconductor Manufacturing Company, or TSMC, which is located in Taiwan. Currently our only alternative manufacturing sources are located in Taiwan, China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan and the Philippines. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. In March 2002 and June 2003, major earthquakes occurred in Taiwan. Although our foundries and subcontractors did not suffer any significant damage as a result of this most recent earthquake, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

     We have made a significant investment in the development and production of our Gigabit Ethernet products, including our physical layer devices and switched Ethernet products. However, the Gigabit Ethernet technology is relatively new compared to the more established 10 and 100 Megabit per second Fast Ethernet technologies. If the Gigabit Ethernet technology does not achieve widespread market acceptance, our revenue and operating results may be harmed. We have also made a significant investment in the development of wireless LAN products based on the IEEE 802.11b and 802.11g standards. Wireless LAN technologies are relatively new and many competing standards, such as IEEE 802.11a and Bluetooth™, exist. If the 802.11b and 802.11g standards do not achieve widespread market acceptance, our revenue and operating results may be harmed.

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

     A substantial number of our shares remain available for sale pursuant to Rule 144. Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of August 31, 2003, we had 126,802,575 shares outstanding and none of these shares are subject to any lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline, while variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; Federal, State, county and municipal debt securities; and foreign government securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of July 31, 2003 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Expected Fiscal Year Maturity Date

	2004	2005	2006	2007	Total	Fair Value

Variable Rate	$41,023	$—	$—	$—	$41,023	$41,023
Average Interest Rate	1.12%	—	—	—	1.12%
Fixed Rate	$32,689	$42,675	$46,230	$21,185	$142,779	$143,701
Average Interest Rate	2.70%	3.36%	2.97%	2.13%	2.90%

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $10.2 million at July 31, 2003, are included in other non-current assets in the accompanying balance sheets and all but one of the investments are accounted for using the cost method as our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. Since we own approximately 46% of one privately-held company, we are accounting for the investment using the equity method. We record our percentage of the net income (loss) to interest and other income (net). To date, we have recorded a loss on our equity investment of approximately $0.4 million to interest and other income (net). We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     (b)  Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     At our 2003 Annual General Meeting of Shareholders held on June 27, 2003, the following proposals were adopted by the margins indicated.

1.	To elect three directors constituting Class 3 of our Board of Directors, each to hold office for a three-year term and until their successor is duly elected and qualified.

	Votes	Votes	Votes	Broker
	For	Against	Abstained	Nonvotes

Dr. Sehat Sutardja	97,195,844	—	10,251,155	—
Weili Dai	97,195,844	—	10,251,155	—
Dr. Pantas Sutardja	97,195,844	—	10,251,155	—

Other directors whose term of office as a director continued after the Annual General Meeting were Diosdado P. Banatao, Manuel Alba, Kuo Wei (Herbert) Chang, John M Cioffi, Paul R. Gray and Ronald D. Verdoorn.

2.	To re-appoint PricewaterhouseCoopers LLP as our independent auditors for our 2004 fiscal year ending January 31, 2004 and to authorize the Board to fix the auditors remuneration.

Votes	Votes	Votes	Broker
For	Against	Abstained	Nonvotes

106,830,011	616,980	—	—

3.	To approve an amendment to the Company’s 2000 Employee Stock Purchase Plan.

Votes	Votes	Votes	Broker
For	Against	Abstained	Nonvotes

56,289,833	33,128,421	9,229	—

4.	To approve the Company’s Amended and Restated 1995 Stock Option Plan.

Votes	Votes	Votes	Broker
For	Against	Abstained	Nonvotes

48,635,828	40,685,173	106,482	—

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

10.19	Amended 2000 Employee Stock Purchase Plan

10.20	Amended and Restated 1995 Stock Option Plan

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	The certifications filed as Exhibits 32.1 and 32.2 and hereto are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K:

On May 22, 2003, we furnished a current report on Form 8-K under Item 9 in connection with the issuance of a press release dated May 22, 2003 announcing our financial results for the first quarter of fiscal 2004. The press release was furnished as an exhibit under Item 7.

On May 27, 2003, we furnished a current report on Form 8-K under Item 9 in connection with the conference call script dated May 22, 2003 to discuss our financial results for the first quarter of fiscal 2004. The conference call script was furnished as an exhibit under Item 7.

On June 27, 2003, we filed a current report on Form 8-K under Item 5 in connection with the issuance of a press release announcing the closing of our acquisition of RADLAN Computer Communications Ltd. The press release was filed as an exhibit under Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

September 15, 2003 Date	By:	/s/ GEORGE A. HERVEY George A. Hervey Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.19	Amended 2000 Employee Stock Purchase Plan

10.20	Amended and Restated 1995 Stock Option Plan

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	The certifications filed as Exhibits 32.1 and 32.2 and hereto are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.