Form 10-Q
period 2003-11-01
MARVELL TECHNOLOGY GROUP LTD
filed 2003-12-15
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2003

or

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

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at November 30, 2003

Common stock, $0.002 par value	130,097,788

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
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 31,	January 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$245,063	$125,316
Short-term investments	155,245	139,912
Accounts receivable, net of allowances of $2,731 and $2,039	119,855	86,175
Inventories	76,959	39,712
Prepaid expenses and other current assets	9,403	11,801
Deferred income taxes	8,178	8,178

Total current assets	614,703	411,094
Property and equipment, net	81,298	64,207
Goodwill	1,437,565	1,338,768
Acquired intangible assets	178,826	231,875
Other noncurrent assets	38,789	49,313

Total assets	$2,351,181	$2,095,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,459	$47,672
Accrued liabilities	12,111	14,417
Accrued employee compensation	25,852	11,464
Income taxes payable	10,685	2,247
Deferred income	18,617	12,481
Current portion of capital lease obligations	9,063	5,019

Total current liabilities	164,787	93,300
Capital lease obligations	14,636	13,755
Long-term income taxes payable	22,835	22,835
Other long-term liabilities	17,684	15,229

Total liabilities	219,942	145,119

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.002 par value; 242,000 shares authorized; 129,790 and 121,260 shares issued and outstanding	260	243
Additional paid-in capital	2,832,463	2,674,095
Deferred stock-based compensation	(7,632)	(5,899)
Accumulated other comprehensive income	702	1,988
Accumulated deficit	(694,554)	(720,289)

Total shareholders’ equity	2,131,239	1,950,138

Total liabilities and shareholders’ equity	$2,351,181	$2,095,257

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Net revenue	$215,331	$135,944	$576,468	$354,438
Operating costs and expenses:
Cost of goods sold (1)	100,837	62,925	265,894	162,738
Research and development (1)	55,147	38,817	154,038	103,025
Selling and marketing (1)	15,738	12,298	45,984	35,631
General and administrative (1)	5,420	3,582	13,351	10,747
Amortization of stock-based compensation	1,528	2,187	3,206	6,661
Amortization of acquired intangible assets and other	21,641	21,323	60,649	63,969
Facilities consolidation charge	—	1,763	—	19,562

Total operating costs and expenses	200,311	142,895	543,122	402,333

Operating income (loss)	15,020	(6,951)	33,346	(47,895)
Interest and other income, net	1,726	1,670	4,606	5,715

Income (loss) before income taxes	16,746	(5,281)	37,952	(42,180)
Provision for income taxes	4,790	2,399	12,217	5,760

Net income (loss)	$11,956	$(7,680)	$25,735	$(47,940)

Net income (loss) per share:
Basic	$0.09	$(0.06)	$0.21	$(0.40)

Diluted	$0.08	$(0.06)	$0.19	$(0.40)

Weighted average shares:
Basic	127,456	119,577	124,153	118,851

Diluted	142,417	119,577	136,265	118,851

(1) Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$44	$125	$133	$288
Research and development	790	1,357	1,518	4,272
Selling and marketing	297	514	546	1,373
General and administrative	397	191	1,009	728

	$1,528	$2,187	$3,206	$6,661

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$25,735	$(47,940)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,150	14,551
Amortization of stock-based compensation	3,206	6,661
Amortization of acquired intangible assets and other	60,649	63,969
Facilities consolidation charge	—	5,999
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(33,646)	(28,602)
Inventories	(37,247)	(23,229)
Prepaid expenses and other assets	1,740	(2,192)
Accounts payable	39,185	15,232
Accrued liabilities and other	(580)	(763)
Accrued employee compensation	12,850	1,944
Accrued facility consolidation charge	(2,195)	11,307
Income taxes payable	8,450	4,343
Deferred income	6,136	3,536

Net cash provided by operating activities	109,433	24,816

Cash flows from investing activities:
Purchases of short-term investments	(95,417)	(42,016)
Sales and maturities of short-term investments	78,786	41,454
Purchases of investments and loan advanced	(10,220)	(10,000)
Cash received from acquisitions, net of acquisition costs	1,220	1,098
Purchases of property and equipment	(28,542)	(23,903)
Purchases of technology licenses	(2,917)	—

Net cash used in investing activities	(57,090)	(33,367)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of repurchases	71,598	14,970
Principal payments on capital lease obligations	(4,194)	(1,299)

Net cash provided by financing activities	67,404	13,671

Net increase in cash and cash equivalents	119,747	5,120
Cash and cash equivalents at beginning of period	125,316	114,483

Cash and cash equivalents at end of period	$245,063	$119,603

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

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2003, the results of its operations for the three and nine months ended October 31, 2003 and 2002, and its cash flows for the nine months ended October 31, 2003 and 2002. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Available-for-sale investments

     The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of October 31, 2003	Cost	Gains	Losses	Value

Corporate debt securities	$150,600	$1,081	$(375)	$151,306
U.S. Federal, State, county and municipal debt securities	64,513	126	(130)	64,509

	215,113	1,207	(505)	215,815
Less amounts classified as cash equivalents	(60,570)	—	—	(60,570)

Short-term investments	$154,543	$1,207	$(505)	$155,245

     The contractual maturities of available-for-sale debt securities classified as short-term investments at October 31, 2003 are presented in the following table (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$40,023	$40,494
Due between one and four years	114,520	114,751

	$154,543	$155,245

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
As of January 31, 2003	Cost	Gains	Losses	Value

Corporate debt securities	$105,404	$1,744	$(76)	$107,072
U.S. Federal, State, county and municipal debt securities	44,812	297	—	45,109
Equity securities	800	36	—	836

	151,016	2,077	(76)	153,017
Less amounts classified as cash equivalents	(13,105)	—	—	(13,105)

Short-term investments	$137,911	$2,077	$(76)	$139,912

Inventories

     Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	October 31,	January 31,
	2003	2003

Work-in-process	$47,436	$21,176
Finished goods	29,523	18,536

	$76,959	$39,712

Goodwill and purchased intangible assets

     The carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of October 31, 2003			As of January 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$394,354	$(215,797)	$178,557	$388,955	$(157,080)	$231,875
Trade name	100	(17)	83	—	—	—
Customer contracts and related relationships	200	(14)	186	—	—	—

Total identified intangible assets	394,654	(215,828)	178,826	388,955	(157,080)	231,875
Goodwill	1,785,471	(347,906)	1,437,565	1,686,674	(347,906)	1,338,768

Total intangible assets	$2,180,125	$(563,734)	$1,616,391	$2,075,629	$(504,986)	$1,570,643

     The changes in the carrying amount of the goodwill for the nine-month period ended October 31, 2003 are as follows (in thousands):

October 31,
2003

Balances as of January 31, 2003	$1,338,768
Acquisition	98,797

Balances as of October 31, 2003	$1,437,565

     Identified intangible assets consist of purchased technology, trade name, and customer contracts and related relationships. Purchased technology and customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of five years. Trade name is amortized on a straight-line basis over its estimated useful life of two years. The aggregate amortization expense of identified intangible assets and other was $21.6 million and $21.3 million in the third quarter of fiscal years 2004 and 2003, respectively. The aggregate amortization expense of identified intangible assets was $60.6 million and $64.0 million for the nine months ended October 31, 2003 and 2002, respectively. The estimated total future annual amortization expense of acquired intangible assets is $19.7 million for the remaining three months of fiscal year 2004, $79.0 million for fiscal year 2005, $77.4 million for fiscal year 2006, $1.1 million for fiscal years 2007 and 2008, respectively, and $0.5 million for fiscal year 2009.

Balance sheet components (in thousands)

	October 31,	January 31,
	2003	2003

Other noncurrent assets:
Equity investments	$9,974	$19,178
Other	28,815	30,135

	$38,789	$49,313

	October 31,	January 31,
	2003	2003

Other long-term liabilities:
Long-term facilities consolidation charge	$5,655	$7,687
Other	12,029	7,542

	$17,684	$15,229

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

	Nine
	Months	Year
	Ended	Ended
	October 31,	January 31,
	2003	2003

Warranty accrual (included in accrued liabilities):
Beginning balance	$526	$474
Charges to cost of goods sold	960	593
Payments and other charges	(757)	(541)

Ending balance	$729	$526

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Numerator:
Net income (loss)	$11,956	$(7,680)	$25,735	$(47,940)

Denominator:
Weighted average shares of common stock outstanding	127,557	120,081	124,321	119,611
Less: unvested common shares subject to repurchase	(101)	(504)	(168)	(760)

Weighted average shares — basic	127,456	119,577	124,153	118,851
Effect of dilutive securities-
Unvested common shares subject to repurchase	101	—	168	—
Warrants	293	—	130	—
Contingently issuable shares	1,329	—	670	—
Common stock options	13,238	—	11,144	—

Weighted average shares — diluted	142,417	119,577	136,265	118,851

Basic net income (loss) per share	$0.09	$(0.06)	$0.21	$(0.40)

Diluted net income (loss) per share	$0.08	$(0.06)	$0.19	$(0.40)

     Options to purchase 476,636 common shares at a weighted average exercise price of $54.28 have been excluded from the computation of diluted net income per share for the three months ended October 31, 2003 and options to purchase 2,494,245 common shares at a weighted average exercise price of $38.84 have been excluded from the computation of diluted net income per share for the nine months ended October 31, 2003, as their exercise prices were greater than the average market price of the common shares for the period. In addition, 511,628 contingent shares relating to the RADLAN acquisition have been excluded from the computation of diluted net income per share for the three and nine months ended October 31, 2003 because the contingencies have not been met.

     Options to purchase 26,466,971 shares at a weighted average exercise price of $16.54 per share have been excluded from the computation of diluted net loss per share for the three and nine months ended October 31, 2002, as their effect would have been anti-dilutive due to the net loss. Additionally, 504,235 common shares subject to repurchase by the Company have been excluded from the computation of diluted net loss per share for the three months ended October 31, 2002, and 760,564 common shares subject to repurchase have been excluded from the computation of diluted net loss per share for the nine months ended October 31, 2002, as their effect would have been anti-dilutive due to the net loss.

Comprehensive income (loss)

     The components of comprehensive income (loss), net of tax, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Net income (loss)	$11,956	$(7,680)	$25,735	$(47,940)
Other comprehensive income (loss):
Unrealized gains (loss) on available-for-sale investments, net of tax	(220)	300	(1,286)	1,068

Total comprehensive income (loss)	$11,736	$(7,380)	$24,449	$(46,872)

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

	Three Months Ended October 31,		Nine Months Ended October 31,

	2003	2002	2003	2002

Net income (loss):
As reported	$11,956	$(7,680)	$25,735	$(47,940)
Adjustments:
Stock-based employee compensation expense included in reported net loss, net of tax effects	1,528	2,187	3,205	6,661
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(21,596)	(21,671)	(58,655)	(60,683)

Pro forma	$(8,112)	$(27,164)	$(29,715)	$(101,962)

Basic net income (loss) per share:
As reported	$0.09	$(0.06)	$0.21	$(0.40)
Pro forma	$(0.06)	$(0.23)	$(0.24)	$(0.86)
Diluted net income (loss) per share:
As reported	$0.08	$(0.06)	$0.19	$(0.40)
Pro forma	$(0.06)	$(0.23)	$(0.24)	$(0.86)

Reclassifications

     Certain amounts in the 2003 unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

     The initial total estimated purchase price was approximately $64.7 million and consisted of 1.3 million shares issued upon closing (valued at $24.0 million), $22.5 million of cash payable upon a future date defined in the merger agreement, 543,000 warrants to purchase shares of the Company’s common stock at an exercise price of $18.41 per share (valued at $7.5 million), 157,000 vested options assumed (valued at $2.9 million), the Company’s existing investment in preferred stock of RADLAN of $6.6 million after taking a charge of $1.9 million to retroactively recognize pre-acquisition losses due to the Company’s prior investment in Radlan, and direct transaction costs of approximately $1.2 million. The value of the common stock and stock options was determined based on the average market price of the Company’s common stock over a 5-day period around February 6, 2003 (the announcement date), or $18.26 per share. The value of the warrants was determined using the Black-Scholes options pricing model with inputs of 100% for volatility, 5-year expected life, risk-free interest rate of 3% and a market value of $18.26 as described above.

     On the date that the $22.5 million of cash became payable, 1.2 million shares of the Company’s common stock were worth more than $22.5 million and therefore in accordance with the share purchase agreement, instead of paying $22.5 million in cash, 1.2 million shares of common stock was issued. Accordingly, the Company recorded a $24.9 million adjustment to increase goodwill in the quarter ended October 31, 2003. The $24.9 million adjustment was calculated based on the 1.2 million shares issued times the $40.79 closing price of the Company’s stock on October 6, 2003, less the $22.5 million that was previously accrued upon the close of the transaction on June 27, 2003.

     In addition, the Company will issue up to an additional 1.0 million shares of common stock to RADLAN shareholders upon resolution of certain contingencies and achievement of certain milestones over the next two years. Half of these additional shares will be issued if during the first year after closing a software license agreement with an original equipment manufacturer customer is signed and the development of certain software is completed. The issuance of the other half of the additional shares is dependent upon the Company’s revenues from certain products for the year ended January 31, 2005, or fiscal 2005, compared to the year ended January 31, 2004, or fiscal 2004. The shares, if issued, will represent additional purchase price and will be accounted for as additional goodwill.

     The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows (in thousands):

Amortizable intangible assets:
Purchased technology	$5,400
Trade name	100
Customer contracts and relationships	200

Total amortizable intangible assets	5,700
Goodwill	98,797
Current assets	2,325
Previously licensed technology	(2,500)
Property, plant and equipment	1,995
Other non current assets	1,526
Current liabilities	(16,095)
Other long-term liabilities	(2,136)

Total purchase price	$89,612

     Amortizable intangible assets consist of purchased technology, trade name, and customer related intangibles with useful lives of two to five years. Approximately $98.8 million has been allocated to goodwill, which represents the excess purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

     The results of operations of RADLAN have been included in the Company’s condensed consolidated statement of operations since the completion of the acquisition on June 27, 2003. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of RADLAN occurred at the beginning of the periods presented (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Net revenues	$215,331	$137,857	$576,856	$357,225
Net income (loss)	$13,856	$(9,637)	$15,601	$(54,246)
Basic net income (loss) per share	$0.11	$(0.08)	$0.12	$(0.45)
Diluted net (loss) per share	$0.10	$(0.08)	$0.11	$(0.45)

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

3. Facilities Consolidation Charge

     During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities. These charges included $12.6 million in lease abandonment charges relating to the consolidation of its three facilities in California into one location. The lease abandonment charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The Company incurred charges of $1.0 million during the quarter ended April 30, 2002, as a result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities. The facilities consolidation charge also includes $6.0 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities, which reduced the carrying amount of the impaired assets. During the quarter ended July 31, 2003, the Company subleased the abandoned facilities. Actual sublease income approximated the estimated sublease income. As of October 31, 2003, cash payments of $5.0 million, net of sublease income, had been made in connection with this charge. Approximately $8.1 million is accrued for the facilities consolidation charge as of October 31, 2003, of which $2.4 million is the current portion included in accrued liabilities while the long-term portion totaling $5.7 million is payable through 2010, and is included in other long-term liabilities.

     A summary of the facilities consolidation charge during the nine months ended October 31, 2003 is as follows (in thousands):

	Balance at			Remaining
	January 31,	Net Cash	Non-Cash	Liability at
	2003	Payments	Charges	October 31, 2003

Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$10,331	$(2,195)	$—	$8,136

4. Net Revenue

     The following table presents net revenue for groups of similar products (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Storage products	$117,830	$72,680	$311,979	$204,645
Communications products	97,501	63,264	264,489	149,793

	$215,331	$135,944	$576,468	$354,438

5. Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities (VIEs) created or acquired after January 31, 2003. However, the FASB has deferred the effective date for VIEs created before February 1, 2003 to the first interim or annual period ending after December 15, 2003. Early adoption of the provisions of FIN 46 prior to the deferred effective date was permitted. The Company is currently evaluating the impact of the adoption of FIN 46 on its financial position or results of operations. It is reasonably possible that the Company is a primary beneficiary of or holds a significant variable interest in a variable interest entity. The Company has a 46% equity interest in a company that conducts research and development primarily on the Company’s behalf. The Company’s maximum exposure to loss as a result of its investment with the potential variable interest entity is its investment of $2.7 million and loans of $220,000, as the Company is not obligated to provide any additional financing.

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

6. Commitments and Contingencies

     Purchase Commitments

     The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation. As of October 31, 2003, foundries had incurred approximately $53.0 million of manufacturing expenses on the Company’s outstanding purchase orders.

     Contingencies

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. A Consolidated Amended Class Action Complaint against the Company and its two officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial Court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and the Company as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed without prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured as part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs' success against non-settling parties. The Company's board of directors has approved the proposed settlement, which will result in the plaintiffs' dismissing the case against the Company and granting releases that extend to all of its officers and directors. The proposed settlement is subject to definitive documentation and court approval. The Company believes that the claims asserted are without merit and intends to defend these claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of the lawsuit will have a material adverse impact on its business, results of operations or financial condition.

     On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court asserting claims against Company personnel and the Company for improperly obtaining and using information and technologies during the course of the negotiations with Company personnel regarding the potential acquisition of certain Jasmine assets by the Company. The lawsuit claims that Company officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and it are without merit and intends to defend all claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business, results of operations or financial condition.

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

7. Subsequent Event

     On November 17, 2003, the Company completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million. It is currently intended that the site will be the future location of the Company’s U.S. headquarters.

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

Overview

     We are a leading global semiconductor provider of complete broadband communications and storage solutions. Our diverse product portfolio includes switching, transceiver, wireless PC connectivity, gateways, communications controller, and storage solutions that power the entire communications infrastructure, including enterprise, metro, home, and storage networking. We were founded in 1995. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. The acquisition was accounted for using the purchase method of accounting, and the operating results of MSIL have been included in our consolidated financial statements from the date of acquisition. In June 2003, we acquired RADLAN Computer Communications Ltd., or RADLAN, in a transaction for aggregate consideration of approximately $64.7 million consisting of a combination of cash, warrants, common stock and options. RADLAN is a leading provider of embedded networking software. The acquisition was accounted for using the purchase method of accounting, and the operating results of RADLAN have been included in our consolidated financial statements from the date of acquisition.

     In the communications market, we offer transceiver products, switching products, internetworking products and wireless local area network products. Our primary customers for our communications products are manufacturers of high speed networking equipment.

     In the storage market, our products include read channel devices, System-on-Chips, or SOCs and preamplifiers. Our customers for our storage products are manufacturers of hard disk drives for the enterprise, desktop and mobile computer markets and the emerging consumer applications market. The storage market is highly competitive and is dominated by a small number of large companies. These companies have historically experienced marginal profit levels from sales of their storage products and are under enormous pricing pressure from their customers, which they typically pass through to their integrated circuit suppliers.

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the nine months ended October 31, 2003, approximately 34% of our net revenue was derived from sales to two significant customers, each of whom individually accounted for 10% or more of our net revenue during this period. Also for the nine months ended October 31, 2003, one distributor accounted for 10% of our net revenue during this period. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 89% of our net revenue for the nine months ended October 31, 2003. Because many manufacturers and manufacturing subcontractors of communications and storage devices are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

Results of Operations

     The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold*	46.8	46.3	46.1	45.9
Research and development*	25.6	28.6	26.7	29.1
Selling and marketing*	7.3	9.0	8.0	10.1
General and administrative*	2.5	2.6	2.3	3.0
Amortization of stock-based compensation	0.7	1.6	0.6	1.9
Amortization of acquired intangible assets	10.1	15.7	10.5	18.0
Facilities consolidation charge	—	1.3	—	5.5

Total operating costs and expenses	93.0	105.1	94.2	113.5

Operating income (loss)	7.0	(5.1)	5.8	(13.5)
Interest and other income, net	0.8	1.2	0.8	1.6

Income (loss) before income taxes	7.8	(3.9)	6.6	(11.9)
Provision (benefit) for income taxes	2.2	(1.7)	2.1	(1.6)

Net income (loss)	5.6%	(5.6)%	4.5%	(13.5)%

* Excludes stock-based compensation

Three and Nine Months Ended October 31, 2003 and 2002

     Net Revenue. Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue was $215.3 million for the three months ended October 31, 2003 compared to $135.9 million for the three months ended October 31, 2002. Net revenue was $576.5 million for the nine months ended October 31, 2003 compared to $354.4 million for the nine months ended October 31, 2002. The increases in net revenue reflect a significant increase in volume shipments of our storage and Gigabit Ethernet products during the three months and nine months ended October 31, 2003, primarily due to increased acceptance of our SOC storage products, particularly in the mobile computer market, continued adoption of Gigabit Ethernet products as a replacement for Fast Ethernet products, and initial volume shipments of our wireless LAN products. Revenue from storage products totaled $117.8 million in the third quarter of fiscal 2004 compared to $72.7 million in the third quarter of fiscal 2003 and totaled $312.0 million in the first nine months of fiscal 2004 compared to $204.6 million in the first nine months of fiscal year 2003. Revenue from communications products was $97.5 million in the third quarter of fiscal 2004 compared to $63.3 million in the third quarter of fiscal 2003 and totaled $264.5 million in the first nine months of fiscal 2004 compared to $149.8 million in the first nine months of fiscal 2003. Revenue derived from development contracts decreased in absolute dollars during the third quarter of fiscal 2004 and for the nine months ended October 31, 2003 compared to the third quarter of fiscal 2003 and nine months ended October 31, 2002, and represented less than 10% of net revenue for each period. We expect that revenue from storage products in the fourth quarter of fiscal 2004 will increase from the level of revenue from storage products we reported in the fourth quarter of fiscal 2003 due primarily to increases in shipments of our storage SOCs, which have been widely adopted by the mobile computer sector and which we expect will continue to be adopted by the desktop computer sector. In addition, we expect growth in revenue from communications products in the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003 primarily due to increases in shipments of our Gigabit Ethernet products, which we expect will continue to be adopted as the replacement for Fast Ethernet products as well as new revenue opportunities for our wireless LAN products.

     Cost of Goods Sold. Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin, which is calculated as net revenue less cost of goods sold, as a percentage of net revenue, decreased to 53.2% in the three months ended October 31, 2003 from 53.7% in the three months ended October 31, 2002. Gross margin decreased to 53.9% for the nine months ended October 31, 2003 from 54.1% for the nine months ended October 31, 2002. The decrease in gross margin in the third quarter of fiscal 2004 and first nine months of fiscal 2004 compared to the third quarter of fiscal 2003 and for the first nine months of fiscal 2003 was primarily due to a product mix change which included lower margins on wireless products and production ramps of large volume desktop computer products and storage SOCs. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix. Our margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, increased pricing pressures from our customers and competitors, and changes in the amount of development revenue recognized.

     Research and Development. Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. Research and development expense was $55.1 million, or 25.6% of net revenue, for the three months ended October 31, 2003 compared to $38.8 million, or 28.6% of net revenue, for the three months ended October 31, 2002. Research and development expense was $154.0 million, or 26.7% of net revenue, for the nine months ended October 31, 2003 compared to $103.0 million, or 29.1% of net revenue, for the nine months ended October 31, 2002. The increase in research and development expense in absolute dollars in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 was primarily due to the hiring of additional development personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in an increase in salary and related costs of $9.0 million, increased costs of $2.3 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $1.6 million arising from purchases of property, equipment and technology licenses, increased costs of $0.4 million for evaluation boards and engineering supplies and other allocated expenses of $1.9 million related to our expanding operations. The increase in absolute dollars in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 was primarily due to the hiring of additional development personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in an increase in salary and related costs of $23.9 million, increased costs of $11.4 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $6.0 million arising from purchases of property, equipment and technology licenses, increased costs of $2.2 million for evaluation boards and engineering supplies and other allocated expenses of $5.1 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars in future periods as we develop new products, migrate to lower process geometries, expand into new markets and technologies, and hire additional personnel.

     Selling and Marketing. Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense was $15.7 million, or 7.3% of net revenue, for the three months ended October 31, 2003 compared to $12.3 million, or 9.0% of net revenue, for the three months ended October 31, 2002. Selling and marketing expense was $46.0 million, or 8.0% of net revenue, for the nine months ended October 31, 2003 compared to $35.6 million, or 10.1% of net revenue, for the nine months ended October 31, 2002. The increase in selling and marketing expense in absolute dollars in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 was primarily due to the hiring of additional sales and marketing personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in an increase in salary and related costs of $1.9 million and increased other costs of $1.1 million related to expanding our sales and marketing related activities as we broaden our customer and product base. The increase in selling and marketing expense in absolute dollars in the nine months ended October 31, 2003 compared to the nine months ended October 31, 2002 was primarily due to the hiring of additional sales and marketing personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in an increase in salary and related costs of $6.1 million, increased other costs of $2.3 million related to expanding our sales and marketing related activities as we broaden our customer and product base and increased facility and allocated costs of $0.8 million related to our expanding operations. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts in emerging product markets such as wireless and consumer applications.

     General and Administrative. General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. General and administrative expense was $5.4 million, or 2.5% of net revenue, for the three months ended October 31, 2003 compared to $3.6 million, or 2.6% of net revenue, for the three months ended October 31, 2002. General and administrative expense was $13.4 million, or 2.3% of net revenue, for the nine months ended October 31, 2003 compared to $10.7 million, or 3.0% of net revenue for the nine months ended October 31, 2002. The increase in absolute dollars in general administrative expense in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 was primarily related to increased legal and professional fees of $1.0 million due to our expanding operations and attorney fees associated with our on-going legal proceedings. Also contributing to the increase in absolute dollars in general and administrative expense in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 is the hiring of additional general and administrative personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in increased salary and related expenses of $0.3 million. The increase in absolute dollars in general and administrative expense in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 was primarily related to the hiring of additional general and administrative personnel, including personnel related to our acquisitions of SysKonnect and RADLAN, which resulted in increased salary and related expenses of $1.7 million. We expect that general and administrative expense will increase in absolute dollars in future periods due to additional personnel to support expansion of our operations as well as increased legal and professional fees.

     Amortization of Stock-Based Compensation. We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock, in connection with the assumption of stock options as a result of our acquisition of MSIL, in connection with the grant of stock options as a result of our acquisition of SysKonnect and in connection with the effective grant of restricted stock to RADLAN employees upon the close of the acquisition. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. Amortization of stock-based compensation was $1.5 million, or 0.7% of net revenue, for the three months ended October 31, 2003 compared to $2.2 million, or 1.6% of net revenue, for the three months ended October 31, 2002. Amortization of stock-based compensation was $3.2 million, or 0.6% of net revenue, for the nine months ended October 31, 2003 compared to $6.7 million, or 1.9% of net revenue for the nine months ended October 31, 2002. The decrease in amortization expense in both absolute dollars and percentage of net revenue in the third quarter and first nine months of fiscal 2004 compared to the third quarter and first nine months of fiscal 2003 primarily resulted from a reduced balance of deferred stock-based compensation being amortized in the third quarter and first nine months of fiscal 2004 compared to the third quarter and first nine months of fiscal 2003.

     Amortization of Acquired Intangible Assets and Other. In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Acquired intangible assets were being amortized over its estimated economic life of five to seven years. In January 2003, we decided to no longer use the Galileo trade name in selling and marketing activities going forward. As a result, we wrote-off the remaining $22.4 million net book value of the trade name in the fourth quarter of fiscal 2003. In connection with the acquisition of RADLAN, we recorded $98.8 million of goodwill, $5.7 million of acquired intangible assets and a charge of $1.9 million related to the recognition of pre-acquisition losses due to our prior investments in RADLAN. The acquired intangibles from the RADLAN acquisition will be amortized over its estimated economic lives of two to five years. Acquired intangible asset amortization expense was $21.6 million, or 10.1% of net revenue, for the three months ended October 31, 2003, essentially unchanged from the $21.3 million, or 15.7% of net revenue, for the three months ended October 31, 2002. Acquired intangible asset amortization was $60.6 million, or 10.5% of net revenue, for the nine months ended October 31, 2003 compared to $64.0 million, or 18.0% of net revenue, for the nine months ended October 31, 2002. The decrease in acquired intangible asset amortization expense in both absolute dollars and as a percentage of net revenue for the nine months ended October 31, 2003 compared to the nine months ended October 31, 2002 was primarily due to the write-off of the Galileo trade name in the fourth quarter of fiscal 2003 which resulted in lower amortization for the third quarter of fiscal 2004 and nine months ended October 31, 2003 compared to third quarter of fiscal 2003 and nine months ended October 31, 2002.

     Facilities Consolidation Charge. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in the California into one location. This charge included the remaining lease commitments of these facilities reduced by the estimated sublease income for the duration of the lease term. Prior to the consolidation of these facilities, we were leasing three separate facilities in California within ten miles of each other. We had expanded into two additional facilities because our headcount growth exceeded the capacity of our main California facility and we assumed an additional lease through the acquisition of MSIL. The main factors that led to the consolidation of these three facilities were that the lease on our main California facility expired in February 2002, a decline in market lease rates in Silicon Valley from the prior years and a focus on improving employee productivity by minimizing travel between facilities. During fiscal 2003, we consolidated our operations in California into one 213,000 square foot building that is leased until March 16, 2006.

     The facilities consolidation charge also included $6.0 million consisting of the write-down of certain property and leasehold improvements associated with the abandoned facilities. The full carrying value of the property and leasehold improvements were written down as the assets were abandoned along with the leased facilities. We also incurred charges of $1.0 million through April 30, 2002 as the result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities.

     We believe the consolidation of our California facilities will improve employee productivity by decreasing time and costs that were spent traveling between facilities and increasing the frequency of employee meetings between departments that were previously geographically dispersed.

     During the quarter ended July 31, 2003, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income. At October 31, 2003, cash payments of $5.0 million, net of sublease income had been made in connection with this charge, and $8.1 million had been accrued and is payable through 2010.

     Interest and Other Income, Net. Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. Interest and other income, net was $1.7 million for the three months ended October 31, 2003 and 2002, respectively. Interest and other income, net was $4.6 million for the nine months ended October 31, 2003 compared to $5.7 million for the nine months ended October 31, 2002. The decrease in interest and other income, net for the nine months of fiscal 2004 compared to the first nine months of fiscal 2003 is primarily due to a loss of $0.7 million on an equity method investment and an overall decline in interest rates on comparable invested cash balances in the first nine months of fiscal 2004.

     Provision for Income Taxes. Our effective tax rate was 28.6% and 32.2% for the three and nine months ended October 31, 2003, respectively, compared to (45.4)% and (13.7)% for the three and nine months ended October 31, 2002, respectively. Our effective rates for the third quarters and first nine months of fiscal 2004 and 2003 were affected by stock-based compensation expense as well as non-deductible expenses relating to our acquisitions of MSIL in the fourth quarter of fiscal 2001 and RADLAN in the second quarter of fiscal 2004, which were both recorded using purchase accounting.

     On August 26, 2003, the Internal Revenue Service (IRS) began an income tax audit of Marvell Semiconductor, Inc. (MSI), a subsidiary of Marvell Technology Group, Ltd., for fiscal years ended January 31, 2001, 2002 and 2003. We believe the ultimate resolution of IRS audit will not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

     Our principal source of liquidity as of October 31, 2003 consisted of $400.3 million of cash, cash equivalents and short-term investments. We raised net proceeds of $94.0 million through our initial public offering in June 2000. In addition, we received $70.0 million of cash and cash equivalents and $39.9 million of short-term investments, before acquisition costs, as a result of our acquisition of MSIL in January 2001.

     Net Cash Provided by Operating Activities

     Net cash provided by operating activities was $109.4 million for the nine months ended October 31, 2003 compared to $24.8 million for the nine months ended October 31, 2002. The cash inflow from operations in the first nine months of fiscal 2004 was primarily a result of our generation of income during the period (excluding the impact of non-cash charges) and changes in working capital. Non-cash charges in the first nine months of fiscal 2004 included $60.6 million related to amortization of acquired intangible assets, $25.2 million of depreciation and amortization expense, and $3.2 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first nine months of fiscal 2004 included an increase of $39.2 million in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during the first nine months of fiscal 2004, an increase of $12.9 million in accrued employee compensation primarily as the result of increased withholding taxes from the exercise of stock options by employees, and an increase of $8.5 million in income tax payable resulting from higher taxable income in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003. Significant working capital changes offsetting positive cash flow in the first nine months of fiscal 2004 included a $37.2 million increase in inventory primarily as a result of increased volumes of sales and associated purchases of inventory required to meet demand. Accounts receivable increased by $33.6 million primarily due to higher net revenue in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003.

     Net cash provided by operating activities was $24.8 million for the nine months ended October 31, 2002. The cash inflow from operations in the first nine months of fiscal 2003 was primarily a result of generation of income during the period (excluding the impact of non-cash charges) and changes in working capital. Non-cash charges in the first nine months of fiscal 2003 included $64.0 million related to amortization of acquired intangible assets, $14.6 million of depreciation and amortization expense, $6.7 million of amortization of stock-based compensation, and $6.0 million for a facilities consolidation charge. Significant working capital changes contributing to positive cash inflow in the first nine months of fiscal 2003 included an increase of $11.3 million relating to an accrued facilities consolidation charge recorded as a result of the consolidation of our facilities, an increase of $15.2 million in accounts payable resulting primarily from increased inventory purchases, and an increase in deferred income of $3.5 million due to an increase in inventory levels at our distributors. Partially offsetting these positive cash flows in the first nine months of fiscal 2003 was an increase of $28.6 million in accounts receivable primarily due to increases in our total net revenue in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. In addition, inventory increased $23.2 million due to the increased volume of sales and related purchases of inventory in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002.

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

     Net Cash Used in Investing Activities

     Net cash used in investing activities was $57.1 million for the nine months ended October 31, 2003 and $33.4 million for the nine months ended October 31, 2002. The net cash used in investing activities in the first nine months of fiscal 2004 was due to purchases of property and equipment of $28.5 million, purchases of short-term investments of $95.4 million, and loan advances of $10.2 million, partially offset by the proceeds from the sales and maturities of short-term investments of $78.8 million. The net cash used in investing activities in the first nine months of fiscal 2003 was due to purchases of property and equipment of $23.9 million, purchases of short-term investments of $42.0 million, partially offset by the proceeds from the sales and maturities of short-term investments of $41.5 million.

     Net Cash Provided by Financing Activities

     Net cash provided by financing activities was $67.4 million for the nine months ended October 31, 2003 and $13.7 million for the nine months ended October 31, 2002. In the first nine months of fiscal 2004 and 2003, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of October 31, 2003, our foundries had incurred approximately $53.0 million of manufacturing expenses on our outstanding purchase orders.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in the California into one location. This charge included the remaining lease commitments of these facilities reduced by the estimated sublease income for the duration of the lease term. Prior to the consolidation of these facilities, we were leasing three separate facilities in California within ten miles of each other. We had expanded into two additional facilities because our headcount growth exceeded the capacity of our main California facility and we assumed an additional lease through the acquisition of MSIL. The main factors that led to the consolidation of these three facilities were that the lease on our main California facility expired in February 2002, a decline in market lease rates in Silicon Valley from the prior years and a focus on improving employee productivity by minimizing travel between facilities. During fiscal 2003, we consolidated our operations in California into one 213,000 square foot building that is leased until March 16, 2006. During the quarter ended July 31, 2003, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitments, resulting in negative cash flow over the remaining term of the subleases of approximately $7.6 million. At October 31, 2003, cash payments of $5.0 million, net of sublease income had been made in connection with this charge. Approximately $8.1 million is accrued for the facilities consolidation charge as of October 31, 2003 of which $2.4 million is the current portion while the long-term portion totaling $5.7 million is payable through 2010.

     On June 27, 2003, we completed the acquisition of RADLAN Computer Communications Ltd. Upon the closing, we issued a total of 1.3 million shares of common stock (valued at $24.0 million) and assumed 157,000 of vested options (valued at $2.9 million). In addition, we issued warrants to purchase 543,000 shares of our common stock at an exercise price of $18.41 per share (valued at $7.5 million). On October 6, 2003, we issued an additional 1.2 million shares valued at $47.4 million to RADLAN shareholders. Additionally, 1.0 million shares of our common stock is reserved for future issuance over a two-year period to RADLAN shareholders upon the resolution of certain contingencies involving the achievement of certain milestones as defined in the share purchase agreement.

     On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. It is currently intended that the site will be the future location of our U.S. headquarters. As a result of the purchase of the buildings, we expect to make significant commitments and incur costs to improve the buildings over the next twelve to eighteen months. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to research and development, sales and marketing and general and administrative expenses.

     We currently intend to fund our short and long-term capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements and commitments for at least the next twelve months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of performing improvements to facilities and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalent and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional debt or equity financing, which in turn may be dilutive to our current shareholders. Additional funds may not be available on terms favorable to us or at all.

     The following table summarizes our contractual obligations as of October 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

						There-
	2004	2005	2006	2007	2008	after	Total

	(remaining
	three months)
Contractual obligations:
Operating leases	$2,370	$10,416	$9,504	$3,737	$2,885	$5,328	$34,240
Capital lease obligations	2,503	9,662	8,946	2,538	—	—	23,649
Purchase commitments to foundries	53,048	—	—	—	—	—	53,048

Total contractual cash obligations	$57,921	$20,078	$18,450	$6,275	$2,885	$5,328	$110,937

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities, or VIEs, created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, the FASB has deferred the effective date for VIEs created before February 1, 2003 to the first interim or annual period ending after December 15, 2003. Early adoption of the provisions of FIN 46 prior to the deferred effective date was permitted. We are currently evaluating the impact of the adoption of FIN 46 on our financial position or results of operations. It is reasonably possible that we are the primary beneficiary of or hold a significant variable interest in a variable interest entity. We have a 46% equity interest in a company that conducts research and development primarily on our behalf. Our maximum exposure to loss as a result of our investment with the potential variable interest entity is our investment of $2.7 million and loans of $220,000, as we are not obligated to provide any additional financing.

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

     Sales to customers in the hard disk drive industry represented approximately 54% of our net revenue in the first nine months of fiscal 2004 and represented 56% and 57% of our net revenue in fiscal 2003 and 2002, respectively. The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

     Rapid technological changes in the hard disk drive industry often result in significant and rapid shifts in market share among the industry’s participants. If the hard disk drive manufacturers using our products do not retain or increase market share, our sales may decrease.

Our Marvell Semiconductor Israel Ltd. And RADLAN Computer Communications Ltd. subsidiaries are incorporated under the laws of, and their principal offices are located in, the State of Israel and therefore their business operations may be harmed by adverse political, economic and military conditions affecting Israel.

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

     In the first nine months of fiscal 2004, approximately 34% of our net revenue was derived from sales to two customers, each of whom individually accounted for approximately 10% or more of our net revenue during this period. Of these customers, Intel accounted for approximately 19% and Samsung accounted for approximately 15%. Additionally, Wintech, a distributor, accounted for approximately 10% of net revenue during the first nine months of fiscal 2004. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

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

     Any acquisitions could materially harm our operating results as a result of possible concurrent issuances of dilutive equity securities. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill and other intangible assets, which could result in significant impairment charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the last year, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. If the economic downtrend continues, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.6 billion as of October 31, 2003. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We are subject to the risks of owning real property.

     On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million. It is currently intended that the site will be the future location of our U.S. headquarters. The real property includes land and buildings, primarily related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;

•	the potential disruption of our business and operations arising from or connected with a relocation due to moving to the facility;

•	increased cash commitments for improvements to the buildings or the property or both;

•	increased operating expenses for the buildings or the property or both; and

•	possible disputes with tenants or other third parties related to the buildings or the property or both.

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

     We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on TSMC to produce a significant amount of our integrated circuit products. We also currently rely on TSMC and other third-party assembly and test subcontractors to assemble, package and test our products. The resurgence of SARS and any similar future outbreaks in Asia could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. Other significant risks associated with relying on these third-party vendors include:

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

     As of November 30, 2003, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 30% of the outstanding shares our common stock. Additionally, Dr. Sehat Sutardja and Weili Dai are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. All three are directors and together they held approximately 25% of our outstanding common stock as of November 30, 2003. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai, and Dr. Pantas Sutardja act together, they will significantly influence, and will likely control, the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

     In May 2003, we completed the implementation of a new Enterprise Resource Planning, or ERP, system. We are currently in the process of implementing and integrating certain modules of the ERP system for subsidiaries that we recently acquired. In addition, we also plan to implement new modules of the ERP system in the future. An ERP system implementation is a very complex, costly and time-consuming process. Any unforeseen delays or difficulties after we begin transacting on the new system or in performing financial closes on, or upgrades to the new systems, may divert the attention of management and other employees and disrupt our ongoing business and could have a material adverse impact on our financial condition and results of operations.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

     A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 89% of our net revenue in the first nine months of fiscal 2004, and represented 87% and 83% of our net revenue in fiscal 2003 and 2002, respectively.

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

Our third-party foundries and subcontractors are concentrated in Taiwan and elsewhere in the Pan-Pacific region, an area subject to significant earthquake risks. Any disruption to the operations of these foundries and subcontractors resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our products.

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

     The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that our gross profits on our storage products are likely to decrease over the next fiscal year below levels we have historically experienced due to (i) pricing pressures from our customers, (ii) an increase in sales of SOCs, which typically have lower margins than standalone read channel devices, and (iii) an increase in sales of products into consumer application markets, which are highly competitive and cost sensitive. In addition, if our sales of storage products into the desktop computer market were to increase as a percentage of total storage revenues, our margins would also likely decrease because gross margins on sales into this market are generally lower than for sales into the enterprise and mobile computer markets, where we currently generate the substantial majority of our storage product revenues.

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

     Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the integrated circuit industry, where a number of companies aggressively bring numerous infringement claims to protect their patent portfolios. From time to time we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused the proprietary rights of other parties. These claims could result in litigation, which, in turn, could subject us to significant liability for damages. These lawsuits, regardless of their success, are time-consuming and expensive to resolve and divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	pay substantial damages to the party claiming infringement that could adversely impact our liquidity or operating results;

•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

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

     On August 26, 2003, the Internal Revenue Service (IRS) began an income tax audit of Marvell Semiconductor, Inc. (MSI), a subsidiary of Marvell Technology Group, Ltd., for fiscal years ended January 31, 2001, 2002 and 2003. We believe the ultimate resolution of IRS audit will not have a material impact on our consolidated financial statements.

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

     The Israeli government has granted Approved Enterprise Status to our wholly-owned subsidiaries in Israel, which provides a tax holiday on undistributed income derived from operations within certain “development regions” in Israel. In order to maintain our qualification, we must continue to meet specified conditions, including the making of investments in fixed assets in Israel. As our tax holidays expire, we expect that we will start paying income tax on our operations within these development regions.

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

     A substantial number of our shares remain available for sale pursuant to Rule 144. Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of November 30, 2003, we had 130,097,788 shares outstanding and none of these shares are subject to any lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline, while variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; Federal, State, county and municipal debt securities; and foreign government securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of October 31, 2003 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Expected Fiscal Year Maturity Date

	2004	2005	2006	2007	2008	Total	Fair Value

Variable Rate	$26,517	$—	$—	$—	$—	$26,517	$26,517
Average Interest Rate	1.15%	—	—	—	—	1.15%
Fixed Rate	$50,813	$30,362	$42,779	$59,601	$5,041	$188,596	$189,298
Average Interest Rate	1.64%	3.22%	2.59%	2.49%	3.65%	2.33%

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $10.0 million at October 31, 2003, are included in other non-current assets in the accompanying balance sheets and all but one of the investments are accounted for using the cost method as our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. Since we own approximately 46% of one privately-held company, we are accounting for the investment using the equity method. We record our percentage of the net income (loss) to interest and other income (net). To date, we have recorded a loss on our equity investment of approximately $0.7 million to interest and other income (net). We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured as part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. The proposed settlement is subject to definitive documentation and court approval. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit will have a material adverse impact on our business, results of operations or financial condition. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling, if the settlement proposal is not concluded, could include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, results of operations or financial condition for the period in which the ruling occurs, or future periods. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

10.21	Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated August 18, 2003

10.22	First Amendment to Purchase and Sale Agreement dated October 15, 2003

10.23	Second Amendment to Purchase and Sale Agreement dated October 22, 2003

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)  Reports on Form 8-K:

On August 21, 2003, we filed a current report on Form 8-K furnishing under Item 7 and Item 12 our press release dated August 21, 2003 announcing our financial results for the second quarter of fiscal 2004.

On August 28, 2003, we filed a current report on Form 8-K under Item 5 announcing certain information relating to our financial results for the second quarter of fiscal 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

December 15, 2003	By:	/s/ GEORGE A. HERVEY

Date		George A. Hervey
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.21	Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated August 18, 2003

10.22	First Amendment to Purchase and Sale Agreement dated October 15, 2003

10.23	Second Amendment to Purchase and Sale Agreement dated October 22, 2003

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.