Form 10-K
period 2004-01-31
MARVELL TECHNOLOGY GROUP LTD
filed 2004-04-13
CIK 1058057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to

Commission file number 0-30877

Marvell Technology Group Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	77-0481679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda

(Address of principal executive offices)

(441) 296-6395

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.002 par value per share

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

          The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,581,465,362 based upon the closing price of such common stock on the Nasdaq National Market on August 1, 2003 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common stock known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

      As of March 31, 2004, there were 132,230,561 shares of common stock of the Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2004 Annual General Meeting of Shareholders are incorporated by reference into Part III hereof.

MARVELL TECHNOLOGY GROUP LTD.

PART I

Item 1.	Business

      The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “allows,” “can” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to industry trends, our expectation of additional growth in fiscal 2005 due to various reasons, including expected increases in shipments of storage SOCs and our WLAN products from new design wins, and our Gigabit Ethernet products for switching equipment, and our belief that our analog, mixed signal and digital signal processing technology can be leveraged into other large volume and diverse markets; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products enabling the storage, transmission and management of large volumes of data at high speeds; the anticipated benefits of consolidating our facilities and the sufficiency of our facilities; the anticipated features and benefits of our technology solutions, our strategy and components of our strategy, including our intention to expand our market position by developing new signal processing technologies, to leverage our technology for broadband communications applications, to continue to extend our leadership position for storage market applications, and to strengthen and expand our relationship with customers using a variety of techniques; the anticipated needs of our customers, our intention to continue to use widely available CMOS processes to manufacture our products, and our intention to expand our system-level approach to design in order to improve our time-to-market and production of our products; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our expectation regarding the amount of sales we conduct directly and through distributors; continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development, and expected results, cash flows, and expenses including those related to sales and marketing, research and development and general and administrative; expected revenue and sources of revenue and make-up of revenue; expected impact, if any, of legal proceedings; the adequacy of liquidity and capital resources; growth in business and operations; and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic downturns in either domestic or foreign markets; our dependence upon the hard disk drive industry and integrated circuit industry, both of which are highly cyclical; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; and the outcome of pending or future litigation. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, as well as the risks discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

      We are a leading global semiconductor provider of high-performance analog, mixed-signal and digital signal processing integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. Our core technologies were initially focused on the storage market, where we provide high-performance products to storage companies such as Fujitsu, Hitachi, Maxtor, Samsung, Seagate, Toshiba and Western Digital. We subsequently applied our technology to the high-speed, or broadband, communications market, where we provide industry-leading physical layer transceivers, switched Ethernet and wireless solutions, which provide the interface between communications systems and data transmission media, to manufacturers of high-speed networking and wireless equipment including Asustek, Cisco, 3Com Corporation, Foundry Networks, Dell Computer, Intel and NETGEAR. We recently announced our introduction of integrated circuits that provide power management broadly to electronic devices.

      Marvell Technology Group Ltd. was incorporated in Bermuda in January 1995. Our registered address in Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number there is (441) 296-6395. The address of our United States subsidiary is Marvell Semiconductor, Inc., 700 First Avenue, Sunnyvale, California 94089, and our telephone number there is (408) 222-2500. We also have offices in Israel, Singapore, Germany, China, Japan, Korea, Taiwan, and the United Kingdom. Our fiscal year ends on the Saturday nearest January 31. For presentation purposes, we refer to January 31 as our fiscal year-end for all periods.

Available Information

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

      When the data is transmitted wirelessly through the open air, an added level of complex signal processing algorithms and techniques are required to maximize interference immunity, performance range and to enable a high level of data security. Additionally, the wireless solutions need to employ sophisticated radio frequency, or RF, technologies utilizing radio communications. As most wireless applications are utilized by mobile devices, low power consumption and small size are also critical requirements for such devices.

      To meet the demands of increasingly higher data transfer rates within computing systems and across communications networks, the data must be more reliably and intelligently transmitted across the systems. This has resulted in a transition from repeater to switch connections. Switches route data through the communications system with bandwidth dedicated to each end-user and have the potential to intelligently manage the data transmission. Unlike a switch, a repeater, which also transmits data across the system, provides less intelligence and shares the bandwidth among end-users resulting in less reliable and predictable transmission. Additionally, there is an increased demand on today’s switches as previously separate voice communications systems, video communications systems and data communications systems are converged into single systems that handle voice, video and data seamlessly.

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

Storage of Data

      A substantial portion of all business and personal information is recorded on magnetic disk drives in data servers, workstations, personal computers and other consumer devices. As end-user data requirements increase, disk drive suppliers must consistently offer drives with faster data transfer rates and higher capacities. Disk capacity is measured by areal density, which is the amount of data stored on one square inch of disk space. Current high-performance disk drive systems offer data transfer rates of approximately 1.2 to 1.4 gigabits per second and capacities greater than 200 gigabytes. In comparison, high-performance disk drive systems in 1998 offered data transfer rates of approximately 200 to 250 megabits per second and capacities of up to 50 gigabytes. Also, the transmission of data from the disk drive to the motherboard is transitioning to Serial ATA technology from Parallel ATA technology. Serial ATA technology will allow data to be transmitted at higher speeds but will require a change in the silicon components on both the disk drive and the motherboard.

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

Transmission of Data

      In recent years there has been a rapid increase in the volume of data transmitted across and within computer networks, the public telephone infrastructure and the Internet. Communications infrastructures are constantly evolving to support this increase in data transmission demand. In computer networks that span relatively large geographical areas, known as wide area networks, or WANs, this increase in data transmission demand has driven the deployment of high capacity fiber-optic transmission systems and new broadband access technologies, such as cable modems and digital subscriber lines. In computer networks that span relatively small geographical areas, known as local area networks, or LANs, this increase in data transmission demand has resulted in a transition from the 10 Megabit per second Ethernet technology to the 100 Megabit per second Fast Ethernet technology and 1,000 Megabit per second Gigabit Ethernet technology. In addition, 10 Gigabit Ethernet, or 10G, which provides data transfer rates of 10,000 Megabits per second, is now being used in server and backbone connections.

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

      Additionally, with the adoption of Institute of the Electrical and Electronics Engineers’ (IEEE) 802.11 industry standards for wireless transmission of data, many wireless applications have been developed. Many new emerging applications are beginning to adopt 802.11 wireless technologies. We believe that 802.11 technologies will be broadly deployed in many diverse electronic devices as reliable, low cost and low power 802.11 radios and processors begin to be provided.

Management of Data

      Today’s communication networks are being re-architected to efficiently support voice, video and data. Instead of equipping and managing disparate systems — one for voice, one for video, one for data — the convergence of these systems creates a single, more efficient system. In the rush to provide converged networking advantages to their customers, today’s broadband communications companies face significant issues, including the fact that voice networks are inefficient for transferring data and data-optimized networks were not designed to carry voice or video. To efficiently support voice, video and data, each point in the network must be re-architected to allow these different types of data to move through a single converged network with reliability and quality. Data must be managed and routed intelligently through the system in such converged networks. Sophisticated data management techniques differentiate voice, video and data in order to seamlessly transmit voice and video transmissions without interruption. Additionally, the management of data allows for service providers to guarantee Quality of Service, to bill for services, to establish service level agreements, to provide redundancy for high reliability, and to effectively bridge Ethernet to other technologies like Packet-Over-Synchronous optical network (SONET), or PoS and asynchronous transfer mode, or ATM.

Management of Power

      There are a number of trends related to the design and use of electronic equipment that are creating some critical issues in the management of power within such equipment. Semiconductor manufacturers continue to invest heavily in the development of integrated circuits that are manufactured in smaller and smaller geometries. Additionally, these smaller devices are being manufactured with higher levels of functional integration and designed to perform at record speeds. Electronic equipment that utilizes such integrated circuits are faced with an exponential increase in electrical current consumption. Traditional power management solutions are forced to utilize larger passive components to keep up with the increasing electrical current. The use of larger passive components to handle the increase in electrical current is inhibiting the further development of smaller form factor electronic products and also increasing the cost of power management solutions.

      Another challenge faced by portable products today is that battery technology has not scaled as rapidly as semiconductor technology due to limited advancements in chemical technology. This divergence is also placing greater demands on sophisticated power management solutions. Sophisticated power management solutions that are able to drive higher efficiency which can extend battery life and enhance the thermal profile of today’s portable electronic devices are in great demand.

The Opportunity for New Integrated Circuit Solutions

      We believe the rapidly growing demand for products that enable the storage, transmission and management of large volumes of data at high speeds is creating the need for a new generation of integrated circuit solutions:

•	Disk drive read channel chips and SOC devices that are capable of handling increasingly higher data transmission rates with sophisticated error correction features.

•	Physical layer devices that are capable of supporting increasingly higher data transmission rates over existing media infrastructures.

•	Switches that have the intelligence to process and provide routing management functions and carry information in multiple forms including voice, video and data.

•	System controllers that improve CPU subsystem performance, enabling the quick and efficient movement of data.

•	WAN communication controllers that bridge the LAN with the Internet infrastructure.

•	Wireless LAN chipsets that enable reliable, high-speed data transmission for wireless connectivity.

•	Serial connectivity chips that connect disk drives with motherboards at increased data transfer rates using Serial ATA technology.

•	Power management solutions that are able to efficiently scale with the increasing electrical current required in today’s electronic equipment while also driving extended battery live and enhanced thermal profile.

      Additionally, we believe that our high-performance analog, mixed-signal and digital signal processing technology can also be leveraged into many other large volume and diverse markets that will have the added benefit of increasing our customer and market diversification.

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

Our Solution

      Our integrated circuits incorporate precise analog, mixed-signal technologies and complex digital signal processing algorithms. Our products are designed to allow our customers to store and move digital data reliably at high data transfer rates while using existing media infrastructures or wirelessly through the open air. Our products are also used for transmitting and recovering digitally converted analog signals to and from various types of broadband communications media.

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

      To address the need for wireless connectivity, we have developed a family of wireless integrated circuit chipsets in accordance with standards set by the Institute of Electrical and Electronics Engineers’ (IEEE) 802.11 standards. Our highly integrated two chip LibertasTM solutions include an RF transceiver and a baseband/Media Access Controller, or MAC, processor. The RF transceiver sends and receives data using advanced radio technology coupled with an integrated power amplifier to boost or reduce RF signals. The baseband/MAC processor employs sophisticated digital signal processing techniques to process and manage the data as well as provide data security. These two chips are used to wirelessly connect computers as well as many consumer devices such as personal digital assistants, or PDAs, cell phones, speakers and video game consoles. By integrating our Fast Ethernet physical layer technology, the chipset can also be used in access points that connect the wireless devices to the wired communications systems. Additionally, the chipset can be designed with our multi-port integrated switches to cost-effectively develop wireless gateway routers for the home or small office.

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

      We also introduced integrated circuits that perform the management of power within electronic devices. Our power management solutions utilize a digital signal processing based approach as compared to what has been traditionally performed with analog solutions. We believe that our approach to power management is capable of handling higher levels of electrical current with the use of smaller and fewer passive components. Our approach also results in higher efficiency that increases battery life and also decreases the system’s heat dissipation which minimizes the usage of fans or other means of cooling the equipment.

      Key features of our technology solutions include:

•	Mixed-Signal Broadband Analog Front-End Technology. One of the most critical components of many communications-related mixed-signal integrated circuits is the analog front-end. The analog front-end is the analog-to-digital and digital-to-analog converter that serves as the interface between the digital signal processor and the physical transmission medium. We are able to design these broadband analog front-ends due to a number of innovations, including proprietary self-calibration techniques that compensate for the inherent variations of these processes. Our analog circuits are designed to be highly reusable across many of our products.

•	Custom Digital Signal Processors. We have designed high-performance, low power usage digital signal processors for a broad range of applications. These processors are customized to execute our suite of advanced digital signal processing algorithms in real time at high speeds. For example, our latest generation read channel device performs several hundred billion operations per second.

•	Proprietary Digital Signal Processing Algorithms. Our advanced digital signal processing algorithms enable data transmission at high speeds across a wide range of physical media with low data error rates. These digital signal processing algorithms improve performance in the presence of media imperfections such as substandard media, noise, signal-level degradation over distance, adjacent line and multi-path interference and signal echo. We have developed a broad suite of communications algorithms targeted at both storage and broadband communications applications.

•	Reusable Building Blocks for Integrated System-On-Chip Design. We have developed a proprietary set of manufacturing process design rules that we believe are scalable over several generations of manufacturing process geometries. We have also collected a significant library of circuit building blocks that can be reused with modification in successive generations of products. These design methodologies allow us to reduce time-to-market for new products.

•	Internet Protocol Knowledge. Internet Protocol technologies have been widely selected as the core technologies for converged networks. We have developed intimate knowledge in IP technologies. This has allowed us to develop integrated circuits that use IP technologies to deliver a comprehensive solution for networks where it is critical to effectively carry multiple types of media, to guarantee Quality of Service, to bill for services and establish service level agreements, to provide redundancy for high reliability and to effectively bridge to other technologies like PoS and ATM.

      Key benefits for our customers are:

•	High Performance. For storage applications, our products achieve high data transfer rates and areal densities. For computer and communications systems, our products can achieve the required low error rates when used with lower quality media and attain superior signal transmission distance when used with standard media.

•	Low Power. Our custom digital signal processors can use fewer transistors to perform data transfer functions than the standard designs used by some of our competitors, thereby reducing overall system power usage. We also implement our designs in advanced processes that can further reduce power requirements. These designs allow our customers to reduce costly heat reduction components in their products. Additionally, as many of our devices are targeted at consumer handheld devices, our low power consumption can greatly extend the battery life in such applications.

•	Cost-Effective. We are able to lower our manufacturing costs by using advanced manufacturing processes and our custom digital signal processing technology. These processes and technologies allow

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

•	High Integration Capability. The combination of our manufacturing processes, small silicon chip size and low power requirements allows us to increase the number of functions in a single integrated circuit. These capabilities position us to integrate elements of our customers’ designs, currently implemented in discrete integrated circuits, into our products. Integration reduces the overall number of components in a system, thereby reducing overall system cost.

•	Accelerated Time-to-Market. We help our customers rapidly introduce higher performance and lower cost products. Many features of our integrated circuits are software-configurable, allowing our customers to customize circuit operation for their specific applications. In addition, although our customers have traditionally internally developed the key application-specific integrated circuits, or ASICs, for their network systems or have used programmable logic, such as field programmable gate-arrays, they have recently begun to outsource this product. We can develop these products more rapidly and at a lower cost while achieving higher performance than our customers can develop them internally because of the larger size of our potential market and the resources we dedicate to such functions. In product areas where reconfiguration or flexibility is important, we also offer software configurable control circuits and modules. Additionally, many of our new products are supported by evaluation boards and reference designs to accelerate our customer’s development activities. Evaluation boards facilitate the adoption of our semiconductor devices by closely resembling actual end-products or subsystems within them. For our customers of switched Ethernet products we also offer complete production kits. Production kits are total system solutions that come complete with all hardware, software, manufacturing, and documentation required for our customers to launch a new product into mass production with accelerated time to market.

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

Our Strategy

      Our objective is to be a leading provider of high-performance analog, mixed-signal and digital signal processing integrated circuits. Key elements of this strategy include the following:

Expand Market Position by Developing New Signal Processing Technologies

      We have built expertise in core areas of technology, including analog, mixed-signal circuit design methodologies, broadband signal processing algorithms, custom digital signal processors and system-level expertise. We intend to continue to invest considerable resources in developing new and enhanced algorithms and improved analog, mixed-signal and digital signal processing technologies. We expect that our investment will allow us to develop products that can achieve data transmission speeds approaching the fundamental limits of particular physical media infrastructures. Our core signal processing technologies can be applied to a wide range of applications used in the personal computer, or PC, business infrastructure, and consumer markets. Additionally, we intend to develop and introduce new products that utilize off-the-shelf general purpose mixed signal and analog solutions for a broad range of markets currently served by conventional pure analog solutions. These general purpose standard components will expand our reach into both vertical and horizontal markets and have the added benefit of customer and market diversification.

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

      We have combined our physical layer transmission solutions with our high-performance switching and internetworking products. By utilizing our system architecture expertise we have integrated multiple product functions to address the demands of today’s communications equipment. Our complete product offering is targeted at the business enterprise markets where networks are being converged to handle voice, video, and data across LANs and WANs.

Extend Leadership Position for Storage Market Applications

      Storage applications present a large volume opportunity for our analog, mixed-signal and digital signal processing technologies. We believe our technology effectively addresses the increasing data access rates and higher data integrity and reliability requirements of storage systems. We have achieved significant market share in enterprise and mobile computing disk drives. These disk drives demand the highest performance read channel products.

      We intend to extend our leadership position with enterprise and mobile disk drives by continuing to develop and introduce products enabling higher data transfer rates and areal densities. In addition, we intend to extend our market position in disk drives for the desktop personal computers segment as well as disk drives used in emerging consumer electronics.

      We believe that, for us, storage applications are one of the technology and logistics drivers for the rapid and cost-effective development of many of our products and, therefore, it is important that we continue to develop new high-performance products and product enhancements for storage applications. Applying our analog, mixed-signal and digital signal processing technology to develop products for high-performance disk drives, and testing and improving the products for these applications adds to our library of proprietary technology and allows us to more rapidly apply this technology to develop products for other applications and markets. In addition, the demanding logistics of product delivery to the storage market has required us to establish systems that enable efficient and timely delivery systems to support other targeted markets.

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

Capitalize on Widely Available Manufacturing Processes and Fabless Operating Model

      We intend to continue to use widely available processes to manufacture our advanced analog, mixed-signal and digital signal processing products. We believe this will better enable us to reliably manufacture our products in volume, thereby decreasing our time-to-market and costs, while also facilitating the development of highly integrated products. We have developed our own embedded memory technology for complex System-on-Chip designs. We are also in the process of developing products that integrate our core mixed-

signal and digital signal processors with other internal solutions, and we are developing and are in production with various products integrating our customers’ silicon components and on-chip memory with our own technology.

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

      In designing a product, we also conduct system-level simulations in which the software model of a new device interacts with models of the devices with which it will interface in a typical system in order to test system-level operability. These simulations are often conducted with key customers that provide extensive feedback to our design team. As a result, we have successfully designed products highly functional on first silicon. Additionally, with our acquisition of RADLAN Computer Communications Ltd., a leading provider of embedded networking software, we are now able to combine our system-level designs with RADLAN’s embedded networking software to provide our customers with production-ready designs and kits.

Markets

      We target computers, communications-related equipment and consumer applications that require integrated circuit devices for high-speed data storage, transmission, and management. We also target a broad range of electronic products that can utilize our power management solutions. Additionally, we are developing new products that are targeted for new markets that we currently do not serve. Our current product offerings are primarily targeted at three main markets: business enterprise, consumer and emerging markets.

Business Enterprise Market

      We provide solutions tailored to specific needs of the enterprise networking, business enterprise computer, business storage and carrier access, small office/home office and residential networking segments of the business enterprise market.

      Enterprise Networking. LANs are comprised of different types of equipment interconnected by copper, fiber and/or coaxial cables over a computer networking protocol called Ethernet. As the volume of data transmitted over these networks continues to increase, communication bottlenecks are appearing and new technologies such as Gigabit Ethernet are being employed to replace the older 10 Megabit and 100 Megabit per second technologies. Many desktop connections have recently migrated to Gigabit Ethernet technology, and we believe that the 1,000 Megabit per second Gigabit Ethernet standard has become the predominant technology for servers and backbone infrastructures that support LANs. We further believe that as the desktop connections continue to migrate to the Gigabit Ethernet standard that the server and backbone connections will eventually migrate to the new 10,000 Megabit per second standard, known as 10 Gigabit Ethernet.

      Additionally, as businesses seek faster access to increasing amounts of information through LANs, Metropolitan Area Networks, or MANs, and WANs, such as the Internet, these networks are constrained in their ability to process and transmit information quickly. As a result, business enterprise equipment and systems are undergoing a transformation to allow for increased data transmission speed and the sophistication to intelligently route and process voice, video and data. Previously processed by disparate systems — one for voice, one for video, one for data — these systems are being converged to create a single, more efficient system. Additionally, vendors of business enterprise equipment are increasingly faced with time-to-market pressures and resource constraints, which have augmented the vendors’ transition from internally developed solutions to third-party semiconductor devices. In addition to the vendors’ transition to third party semiconductor devices, many vendors are also looking for third party support for their software needs.

      Enterprise switching equipment is also decreasing in physical size while increasing the number of switched connections, or ports. The smaller, high port count equipment helps lower the overall system cost on a per port basis while requiring less space. Such systems demand highly integrated, low power consumption physical transceiver and switched Ethernet controller integrated circuits.

      We offer a variety of transceivers, Ethernet switches and system controllers for the specific requirements of the enterprise networking market. We also offer embedded networking software for such equipment.

      Business Enterprise Computer. Business enterprises purchase desktop, laptop and server computers to improve their productivity. We believe there is a transition underway in the way these computers connect to communications networks. Wired connections to the communications networks are transitioning to Gigabit Ethernet connections and mobile computers are quickly adopting WLAN connectivity. We provide Gigabit Ethernet and WLAN connectivity integrated circuits tailored specifically for all three business PC market segments — enterprise, mobile, and desktop.

      Desktop computers are becoming increasingly price sensitive. As a result, disk drive manufacturers focused on this segment require integrated circuit components that facilitate design for high volume, low cost manufacturing. Our complimentary metal oxide semiconductor or CMOS-based design is well-suited for high volume, low cost manufacturing, scalable performance and integration. Due to our ability to deliver high data transfer rates while meeting the cost requirements of the desktop computer segment, we offer cost-conscious manufacturers of desktop computer storage products with a migration path for building the high-performance drives of the future.

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

      Integrated circuits used in PC’s are increasingly manufactured in smaller advanced geometries. Additionally, these smaller devices are being manufactured with higher levels of functional integration and designed to perform at record speeds. This results in increased electrical current consumption. Conventional analog solutions require the use of larger passive components to operate effectively in this environment thus increasing the cost of the solution. Due to the use of advanced digital signal processing, our power management solution is able to perform equivalent functions with the use of fewer and smaller passive components thus lowering the total system cost and form factor of the PC. Additionally, we believe our power management solutions offer very high efficiency, which allows for improved battery life in laptops and decreased system heat dissipation thus eliminating or significantly reducing the need for cooling mechanisms such as fans.

      Business Storage. Demand for storage in the PC market is increasing rapidly due to the introduction of new data-intensive computing and communications applications, such as web-based commerce, streaming audio and video, enterprise-wide information systems and telecommuting. Also, the connection between the computer’s disk drive to the motherboard is transitioning from a slower parallel connection (Parallel ATA) to a faster, more cost-effective serial connection (Serial ATA). We provide solutions tailored to the specific storage requirements of the enterprise, desktop and mobile computer segments.

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

      Additionally, enterprise computers frequently use multiple disk drives such as RAID configurations. The market is increasingly adopting Serial ATA as a new connection technology between the disk drive and the motherboard. We provide Serial ATA integrated circuits for both disk drive electronics as well as for the connection on the motherboard. Our Serial ATA integrated circuits for the motherboard allow the Serial ATA connection of multiple disk drives to the motherboard.

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

      Carrier Access. The convergence of circuit switched and IP packet based technologies is requiring systems to reliably and intelligently route and process voice, video and data. Carrier access equipment is transitioning from legacy telephony equipment that simply bridges traffic to equipment that performs many higher level functions, including voice over IP, or VoIP, Virtual Private Networks, or VPNs, IP Multicast, Multi-Protocol Label Switching, or MPLS, and Network Address Translation, or NAT. Additionally, service providers are constantly exploring new opportunities to generate revenues across their networks. Integrated circuits within carrier access equipment are being required to support a wide variety of mechanisms to transact service level agreements, provisioning and advanced billing, all while guaranteeing reliability, security and redundancy. Also, the increased sophistication and speed of carrier access equipment is placing greater demands on system and communication controllers to drive CPU subsystem performance. Our internetworking, switching and high-speed transceiver products have been specifically developed to meet the requirements of these new systems. Additionally, as such equipment becomes more and more complex, many networking vendors require software support to drive such higher-level functions. RADLAN’s software has been optimized to drive the performance of our semiconductor devices in delivering such higher-level functions.

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

      The use of wireless networking technologies within the SOHO/residential networking market is growing rapidly due to strong demand for increased convenience in mobile PC applications. Our WLAN solutions based upon the IEEE 802.11 standard allow consumers and businesses to have high-speed wireless access to their LANs in homes and offices. Applications that will benefit from the advancement of 802.11 technologies include mobile and desktop personal computers, PDAs, Internet appliances, wireless IP phones and handheld devices with roaming Internet access.

Consumer Electronics Market

      There is an expanding proliferation of consumer electronic devices such as PDAs, cellular handsets, digital cameras, digital video recorders, digital audio entertainment centers and gaming consoles. The ever-increasing sophistication of these devices and faster processing power has resulted in a growing trend for these devices to adopt disk drive storage electronics and WLAN connectivity. Additionally, because many consumer electronic products are powered by battery and are manufactured in small, lightweight form factors, our power management solutions are also targeted specifically at these applications.

      Emerging Consumer Storage Electronics. Many consumer electronic devices are now requiring large storage capacities. The demand for larger storage is being driven by increased functionality and sophistication of consumer electronics as well as improved connectivity to outside communication networks. Many new, small form-factor disk drives have been developed for the consumer electronics market. Such drives are typically in small form-factors such as 1.8 inches and below and offer capacity of up to 40 gigabytes of data. We offer read channels, system-on-chips, pre-amplifiers and motor controllers that have been specifically designed for the demands of such small form-factor hard disk drives. Our products offer very low power, high levels of integration and small size.

      WLAN Connectivity. With the increased adoption of WLAN connectivity for laptop PCs, many consumer electronic devices such as cellular handsets, digital cameras, PDAs and gaming consoles are also beginning to adopt WLAN solutions. Such consumer electronic devices have specialized requirements to effectively adopt WLAN. We offer WLAN solutions that specifically address these requirements, such as integrated processors, low power consumption and a very small size.

      Power Management Solutions. Our power management solutions address a number of key design issues faced by consumer electronics manufacturers. Many consumer electronic devices are battery powered. Our power management solutions have very high efficiency which allows the consumer electronic devices to consume less power and prolong battery life. Also, as most consumer electronic devices are portable and handheld, our power management solutions require the use of smaller and fewer external components thus helping to decrease the size of consumer electronic devices.

Emerging Markets

      We are focused on continuing to develop new products that leverage our high-performance analog, mixed-signal and digital signal processing technologies. We intend to introduce such new products that utilize off-the-shelf general purpose mixed signal and analog solutions for a broad range of new markets. Although some of these markets will be new for us, they may be well established, existing markets such as the industrial and automotive markets.

Products

      We offer our customers a wide range of integrated circuit solutions using proprietary Communications Mixed-Signal Processing, or CMSP, and digital signal processing technologies. We are applying our analog, mixed-signal, digital signal processing, and complex digital design technologies in a variety of applications. Our broad product portfolio consists of storage, switching, transceivers, wireless, PC connectivity, gateways, communications controllers and power management products.

Storage Products

      We offer a broad range of storage products for hard disk drive electronics and storage interconnect technology.

      Read Channel. A read channel is an integrated circuit that provides the interface between the analog signals stored on magnetic disk drives and the digital signals that computers can understand and manipulate. The performance of the read channel normally drives the performance of the overall storage system. We utilize advanced mixed-signal and digital signal processing technologies in our array of partial response maximum likelihood, or PRML read channel products. Our technology incorporates an efficient data-encoding scheme in addition to advanced digital filtering and data-detection techniques. Our read channel products are designed to allow customers to achieve high areal density in addition to fast data transfer rates for their hard disk drives. Our read channels utilize custom digital and analog blocks running at a very high frequency while achieving low power consumption.

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

      We offer a comprehensive line of preamplifier integrated circuits for enterprise, desktop and mobile storage systems. Our preamplifier products are designed to provide high-performance, cost-effective solutions for these market segments and are designed for use with magnetoresistance, or MR, giant magnetoresistance, or GMR, and tunneling magnetoresistance, or TMR read/write heads.

      Motor Controller. The motor controller integrated circuit is a driver that controls the amount of electrical current to the motors within the disk drive used to move the head stack and control drive speed. Our devices are extremely power efficient and consume low power in both active and power save modes. The devices are extremely flexible in being able to handle current control for battery-operated devices as well as for demanding, high-performance disk drives.

      Serial ATA. Serial ATA, or SATA, is the next generation internal storage interconnect designed to replace the existing ATA interface. SATA is the evolution of the ATA interface from a parallel bus to a serial bus architecture. The SATA interface is optimized for internal primary storage and provides the capability for future enhancements. SATA technology can offer extensive performance gains and manufacturing efficiencies to the mainstream PC storage user. With a transfer rate of 1.5 Gigabits per second (Gbps) and scalable to 3.0 Gbps and 6.0 Gbps, SATA technology also enables the application of a cost-effective, storage interface to enterprise storage applications which, until now, have required more expensive interface technologies such as Fibre Channel and Small Computer System Interface.

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

      PresteraTM Switching Architecture. The PresteraTM architecture, our sixth generation of switching solutions, is designed to enable system manufacturers to build families of products that address high-density Gigabit solutions for the enterprise and Small and Medium Size Businesses (SMB) as well as terabit densities for MANs. Using this switching architecture, manufacturers can introduce high-performance, feature-rich and cost-effective products that not only meet today’s market needs but also provide a scalable platform for future requirements. The Prestera-MX multi-layer switching family of products are fully integrated 10 Gigabit, Gigabit and 100 megabit per second wire-speed configurable devices targeted at metropolitan edge and access systems in service provider networks. The Prestera-MX devices target MAN switching applications, including Layer 2/3 switching, Layer 2 to Layer 5 traffic classification for millions of flows, wire-speed ACLs, traffic policing and shaping, longest prefix match, NAT and MPLS functions. The Prestera-EX family of packet processors is designed to deliver multi-layer enterprise switching to drive Gigabit to the desktop with exceptional price and performance ratios and industry-leading features. The Prestera-EX family is designed to provide a complete line of Fast Ethernet, Gigabit Ethernet and 10G switching solutions with 100% software compatibility. The Prestera-DX family of packet processors offers new levels of integration and performance targeted at desktop Gigabit Ethernet switches in small-to-midsize business, or SMB networks. Addressing the cost-sensitive unmanaged and lightly managed desktop switching market, the processors enable system vendors to design affordable, plug-and-play, high-density, standalone switches. Also, the Prestera-FX family of fabric processors and crossbar switch fabrics offers exceptional expandability and scalability for Prestera packet processors. The fabric processors are single-chip traffic managers with an integrated crossbar and Serializer/ Deserializer (SERDES) for low cost, high-performance scaling for stackable and chassis systems in data centers, multi-tenant buildings and enterprise wiring closets. These products accelerate the proliferation of Gigabit switching in LAN and MAN environments.

      Link StreetTM SOHO Multi-Port Integrated Switches. Our integrated 10/100 Link StreetTM Fast Ethernet and Gigabit switch product family, which support 3 through 10 port configurations, provide solutions for the SOHO market, where cost, ease-of-use, and flexibility are of paramount importance. Our current product offerings include a product family of multi-port Ethernet LAN Switches, targeting the SOHO LAN switching market. These integrated products can reduce design complexities and time-to-market barriers typically associated with switch development. The SOHO switches with integrated transceivers incorporate the advanced features such as smart power management, which dramatically reduces power consumption by more than 50% and Virtual Cable TesterTM (VCT) technology, which performs cable diagnostics to reduce overall network support costs. These enhanced features make these switches ideal for applications such as standalone switches, media converters, IP phones, firewall appliances, wireless and wired gateway routers, and wireless access points.

      GalNet®-2. Our GalNet®-2 family comprises more than twenty products, from Fast Ethernet and Gigabit Ethernet switch controllers, to G.Link crossbars and bridges — all offering what we believe to be a comprehensive switched Ethernet solution. Applications for GalNet-2 devices span the range from SOHO products and rack systems supporting full-wire-speed performance, stacking and state-of-the-art features, to mini-chassis and full-chassis systems designed to provide enterprise users with full converged networking support. Systems using the GalNet-2 device use our proprietary G.Link bus to interconnect switch controllers and crossbar switch fabrics. A very flexible bus, G.Link supports development of very high-performance systems via its high bandwidth and our G.Link crossbar switches. Crossbars are used to route messaging and data between distributed switch controllers and, if present, the management CPU complex. Our G.Link crossbar switches range from 4 to 12 G.Link ports to support the development of a wide variety of system architectures. Crossbars may also be interconnected in meshes to support larger numbers of G.Link ports. GalNet-2 crossbars are also used with GalNet-2+ and GalNet-3 switched Ethernet controllers, for advanced Layer  and Layer 3/4/5 system applications. GalNet-2 switched Ethernet controllers are available supporting a wide range of features and configurations. These switches are combined with others to build systems with up to 256 Fast Ethernet ports, 32 Gigabit Ethernet ports or combinations utilizing up to thirty-two switch controllers and CPUs. A major benefit of the GalNet-2 devices is software compatibility among switch controllers. Shorter time-to-market is supported via the leveraging of previously developed code in new system applications, often with little or no modification.

      GalNet-2+. Utilizing the same architecture as our GalNet-2, our GalNet-2+ devices add integrated memory and support for advanced Quality of Service, or QoS, via support for packet prioritization. The GalNet-2+ Ethernet controllers support the native QoS requirements of Windows 2000, which is providing an important catalyst for the development of multimedia applications. The GalNet-2+ devices integrate both the packet and control memories into the switch controller, providing a high level of integration, low chip-count and features. The GalNet-2+ switches are combined using GalNet-2 crossbars to enable the development of high-performance end products, such as 1U rack-mount stacking switches and modular systems with up to 256 Fast Ethernet ports or 32 Gigabit Ethernet ports.

      GalNet-3. Our GalNet-3 family of converged voice/video/data network switch processors provides full-featured Layer 2/3/4/5 switch processors supporting the development of high-performance enterprise and edge routers, MAN switches and other communications applications requiring state-of-the-art multimedia support and performance. The GalNet-3 products support advanced functions such as 5-quintuple flow classification, bandwidth reservation, rate policing and flow statistics gathering. These features enable system developers to design sophisticated applications, such as IP PBXs supporting monitoring and compliance to service level agreements negotiated with Internet service providers. The GalNet-3 switches support communications over Ethernet, Fast Ethernet, Gigabit Ethernet and OC-12c PoS. In addition to ATM connection support, PoS allow designers to develop converged systems connecting LANs to MANs and WANs.

Transceiver Products

      We have a line of low power, high-performance physical layer transceiver solutions for demanding networking applications. We provide these transceivers to the enterprise networking and storage networking markets.

      Alaska® Gigabit Ethernet Transceivers. We believe our Alaska® family of Gigabit Ethernet transceivers is the ideal solution for enterprise networking systems where high performance and low power dissipation are absolutely necessary. Each product contains optional built in 1.25 Gigabit SERDES function, which allows the device to work seamlessly over either copper or fiber-optic cabling. The devices also support value-added features such as VCT technology, which is used to diagnose the attached cable plant. This technology can allow end-users to quickly and remotely analyze the quality and attributes of the cable, thereby avoiding unnecessary equipment returns and on-site service calls. The advanced built-in diagnostics help pinpoint the cause of network malfunctions without deploying field support personnel or bringing down the network, significantly reducing installation time and cable debug efforts and requirements. The design for these products incorporates sophisticated digital signal processing algorithms and power management techniques to achieve low power dissipation. Target applications include Network Interface Cards, LOMs, routers and next-generation switches.

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

      Fast Ethernet Transceivers. We believe that our physical layer products for the Fast Ethernet offers the industry’s lowest power dissipation, smallest form factor, highest performance, and most advanced feature set. The latest members of the Fast Ethernet PHY family offer very low power consumption of just 130 mWatts per port, enabling network systems manufacturers to decrease system cost by reducing both power supply and fan requirements. Additionally, the devices support unique value-add features such as VCT technology used to diagnose the attached cable plant.

Wireless Products

      LibertasTM Wireless LAN Products. The Libertas family of chipsets represents our wireless Institute of Electrical and Electronics Engineers, or IEEE, 802.11 all-CMOS solution for the SOHO/residential, enterprise networking, and consumer electronics markets. Our 802.11g(b) solution offers breakthrough performance and integration for WLAN users who demand 54 Mbps and above wireless connectivity. It combines the flexibility of an ARM processor for ensuring compatibility to the IEEE 802.11g standard with dedicated hardware, acceleration engines to support Advance Encryption Standard (AES) wireless security and QoS. The 802.11g(b) solution is all CMOS and thus allows superior levels of integration and manufacturing robustness. The highly integrated 802.11g(b) chipset solutions provide the industry’s only two-chip client, two-chip access point and three-chip home gateway solutions available to the market today. Our 802.11b only solutions have been optimized to provide the highest level of performance and reliability that is essential for mass deployment of “worry-free” WLAN operation in the workplace, home or in public ‘hot spot’ environments at 11Mbps. These optimizations include range enhancements, battery life improvements, interference immunity features, and a dedicated HW security engine to support AES, which is part of the latest IEEE security standard.

PC Connectivity Products

      PC Connectivity Products. Our PC connectivity products consist of the YukonTM Gigabit Ethernet controllers, which were designed for volume deployment of Gigabit PC connections. The Yukon family of single-chip desktop and server network connectivity solutions offers unprecedented integration of our market-leading Alaska Gigabit PHY and MAC technology with a comprehensive software suite. The Yukon devices are offered in an ultra-small form factor with low-power requirements, and are ideally suited for client and server network interface cards, or NIC, and LOM applications for both traditional peripheral connect interface, or PCI, bus and PCI-Express architectures. The Yukon products provide a wide variety of innovative manageability features such as VCT technology, which reduces network installation and support costs, and is optimized for 32-bit PCI clients. With the lowest pin count for such a device, the Yukon product minimizes board space, simplifies signal routing and reduces the number of required printed circuit board, or PCB layers, resulting in the one of the most cost-effective motherboard and low profile NIC implementations on the market.

Gateway Products

      LinkStreetTM Gateway Products. Our Link StreetTM family of highly integrated gateway router devices provide a superior level of functionality, performance, and security for business, SOHO and residential gateway solutions. The Link Street SOHO gateways provide a full-wire-speed 100 Mbps integrated gateway router solution by integrating a high-performance reduced instruction set computer central processing unit, or RISC CPU, core plus a multi-port Fast Ethernet switch and Fast Ethernet PHYs into a single mixed-signal integrated chip solution. The Link Street solutions are based on advanced technologies and include comprehensive hardware reference designs and Software Development Kits (SDKs) for wired and wireless gateways. By providing the ability to combine Fast Ethernet and wireless IEEE 802.11 networks, the Link Street gateway routers deliver an integrated, cost-effective chipset solution that networks individual PCs and enables Internet sharing. The latest firewall capabilities are designed to allow the Link Street gateways to isolate and protect WAN/ LAN networks from virus intrusion. Features like built-in VCT diagnostics deliver maximum up-time, while faster file transfer protocol, or FTP, downloads and packet routing deliver superior performance. We believe the extensive network reach and the ability to easily expand networks make the Link Street gateway routers ideal for home office and small business networks.

Communications Controller Products

      We have a broad offering of high performing and highly integrated system and communication controllers. These devices can be combined with leading embedded RISC microprocessors to form complete MIPSTM and PowerPCTM CPU-based communication systems. Our controllers are used in a broad range of applications including routers, switches, digital subscriber line access multiplexers, access concentrators, wireless base stations, VoIP gateways, and storage area networks.

      DiscoveryTM System Controllers. We provide high-performance Discovery system controllers for MIPSTM and PowerPCTM CPU-based communication systems. Our controllers are used in systems developed by leading OEMs for the Internet infrastructure. These include switches, LAN to WAN edge routers, enterprise routers, access concentrators and telecom equipment. Our highly-integrated system controllers can be combined with the leading embedded RISC microprocessors to form complete CPU subsystems. Our system controllers contain all of the key control blocks needed to build high-performance 32-bit and 64-bit CPU subsystems, including a DRAM controller, a peripheral device controller, direct memory access engines, timers, PCI interfaces, and interrupt controllers. These system controllers provide system designers with the ability to match their CPU performance to the targeted overall system price/performance. An additional advantage to OEMs using our system controllers over internally developed solutions is that new products are generally software-compatible with older generations, thereby supporting fast development time by re-using software which might otherwise need to be re-developed.

      HorizonTM WAN Communication Controllers. We believe our HorizonTM family of advanced communications controllers provides all of the required network interfaces that bridge the LAN with the Internet infrastructure and combines most of the common functions found in multi-service access routers into a single chip. These devices target the core of next-generation multi-service edge routers and remote access equipment that merge the functions of LAN-to-WAN routers, VoIP gateways, network security equipment and remote access concentrators. The Horizon family has been designed to enable end-to-end QoS for applications that run at the edge of a network with the integration of hardware support for Differentiated Services and 802.1p and 802.1q support. Our Horizon system controllers provide new packet processing capabilities for systems that require the convergence of voice, video and data at the edge of the network. The integrated NetGXTM coprocessor can handle compute-intensive tasks such as flow-classification based on layer 3-5 packet information, encryption and authentication for security purposes and virtually any other packet processing function typically handled by the host CPU. The NetGX coprocessor can free compute power so that the CPU can run multi-service applications such as managing virtual private networks, firewalls and integrated voice services.

Power Management Products

      DSP SwitcherTM Integrated Regulators. Marvell® DSP SwitcherTM integrated regulators form the core of what we believe is the industry’s smallest and highest-performance step-down power supply. Unequaled efficiency, precision and transient response are accompanied by smallest solution size to provide system designers with enhanced form factor and battery life in portable equipment. Integration of power MOSFETs (metal-oxide semiconductor field-effect transistor), internal frequency compensation and single resistor output programming reduce design effort and increase system reliability.

      DSP SwitcherTM Integrated Regulator Modules. Marvell® DSP SwitcherTM integrated regulator modules provide plug-and-play implementations of Marvell switching regulator integrated circuits in convenient, modular form factors. The same benefits in performance – efficiency, precision, transient response and small size — are preserved while providing a fully assembled, tested and guaranteed power supply. Virtually no design effort is needed to integrate Marvell switching regulator modules into a system. Marvell offers single in-line package, dual in-line package, or surface mount technology form factors that can be combined with a single programming resistor to set the desired output voltage. A full range of output voltages are supported with one part number.

Customers, Sales and Marketing

      Our direct sales force targets markets that have high intensity communications processing requirements. Our customers for our storage products are manufacturers of hard disk drives for the enterprise, desktop and mobile computing markets and the emerging consumer applications market. Our target customers for our communications physical layer transceivers, switches and controllers are manufacturers of high-speed networking equipment and PCs. Our target customers for our WLAN products include manufacturers of WLAN solutions for SOHO and residential gateway solutions as well as manufacturers of a variety of new emerging consumer applications such as cellular handsets, gaming devices, PDAs, and emerging home entertainment multimedia client devices. Our target customers for our power management solutions are very broad and includes manufacturers of many diverse electronic devices. A small number of customers have historically accounted for a substantial portion of our revenue. Customers representing 10% or more of our net revenue in fiscal 2004, 2003 and 2002 are set forth below:

Customer(2)	2004	2003	2002

Intel	18%	18%	*
Samsung	14%	17%	17%
Toshiba	*	10%	13%
Hitachi	*	11%	*
Seagate	*	11%	13%
Accton(1)	*	*	12%

(1)	The majority of sales to Accton represented designs won by us at companies such as Enterasys Networks, 3Com and Alcatel which are designed and manufactured in Taiwan under Original Design and Manufacturing (ODM) contracts.

(2)	In addition, Wintech Microelectronics, our distributor in the Far East, accounted for 11% of our net revenues in fiscal 2004 and 10% of our net revenues in fiscal 2003.

*	Less than 10% of net revenue

      We complement and support our direct sales force with manufacturers’ representatives for our products in North America, Europe and Asia. In addition, we have distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use stocking representatives outside of the United States for some of our products. We anticipate that the total amount of sales through distributors will increase in future periods; however, we expect a significant percentage of our sales will continue to come from direct sales to key customers. As of January 31, 2004, our sales and marketing organization consisted of 293 employees, 20 manufacturers’ representatives and 6 distributors.

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

      Our marketing team works in conjunction with our sales force and is organized around our product applications and markets. Due to the complexity of our products, we introduce new products to major customers with a global tour by a marketing, sales and engineering team. We believe that individual meetings are the most effective and rapid means of communicating the capabilities, benefits and extremely technical specifications of each new product.

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

Research and Development

      We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of high-performance analog, mixed-signal and digital signal processing integrated circuits. We devote a significant portion of our resources to expanding our core technology library with designs that enable high-performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand-alone integrated circuits into our products to reduce our customers’ overall system costs.

      We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, CMOS technology and system-level architectures. As of January 31, 2004, we had 1,101 employees in engineering and process development. We have invested, and expect that we will continue to invest, significant funds for research and development. Our research and development expense was approximately $213.7 million in fiscal 2004, $145.7 million in fiscal 2003 and $93.4 million in fiscal 2002.

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

Integrated Circuit Fabrication

      Our integrated circuits are fabricated using widely available CMOS processes, which provide greater flexibility to engage independent foundries to manufacture integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products. We currently outsource a substantial percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, with the remaining manufacturing outsourced to other foundries in Asia. We work closely with TSMC and our other foundries to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

Assembly and Test

      Most of our products are shipped from our third-party foundries to third-party sort, assembly and test facilities where they are assembled into finished integrated circuit packages and tested. We outsource all product packaging and substantially all testing requirements for these products to several assembly and test subcontractors, including ST Assembly Test Services and Global Testing Corporation in Singapore, Siliconware Precision Industries in Taiwan and ASE Electronics in Taiwan and Malaysia. We also perform some in-house testing of new production and pre-production materials prior to transferring the volume packaging and testing offshore to our third-party assembly and test subcontractors. The remainder of our products are manufactured on a turnkey basis, in which we purchase fully assembled and tested products from our foundries. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our integrated circuits for ease of testability, further reducing production costs.

Quality Assurance

      We build quality into our products starting with the design and development process. Our designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to manufacture. We pre-qualify each of our subcontractors and conduct regular in-

depth quality audits. We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of our independent foundries and assembly and test subcontractors have been awarded ISO 9000 certification.

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

      As of January 31, 2004, we have been issued seventy United States patents on various aspects of our technology, with expiration dates ranging from 2010 to 2022, and we have filed a number of additional United States patent applications. However, there can be no assurance that patents will ever be issued for these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others. Additionally, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. We may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

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

Competition

      The markets for our products are intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and pricing pressures imposed by high-volume customers. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our markets.

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

      Our current products face competition from a number of sources. We believe that our principal competitors for our read channels and storage SOCs are Agere Systems and STMicroelectronics. Our primary competitors for preamplifiers and motor controllers are Agere Systems and Texas Instruments. For transceivers products, we compete primarily with Agere Systems, Broadcom, Intel, National Semiconductor, and Vitesse Semiconductor. Our switching products compete primarily against Broadcom, Intel and Vitesse. In the market for system controllers, our competitors include Tundra and PLX Technology, and our WAN communications controllers compete directly with products from companies such as Motorola and PMC-Sierra. In the wireless LAN market, our competitors include Agere Systems, Atheros, Broadcom, Conexant, Intel, and Texas Instruments. For our power management products we compete with a number of traditional analog companies such as Analog Devices, Intersil Corporation, Linear Technology, Maxim Integrated Products Incorporated, and International Rectifier. In addition, we expect increased competition in the future from other emerging and established companies.

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

Employees

      As of January 31, 2004, we had a total of 1,674 employees, of which 1,101 were in research and development, 293 in sales and marketing, 139 in operations and 141 in general administration. Our employees are not represented by any collective bargaining agreements, and we have not experienced any work stoppage. We consider our relations with our employees to be good.

Item 2.	Properties

      As of March 31, 2004, our primary facility, housing research and design functions as well as elements of sales, marketing, administration and operations, is located in Sunnyvale, California. This facility consists of approximately 213,000 square feet and has a lease term expiring in March 2006. In addition to this property, we lease approximately 101,000 square feet in Israel for research and design, administration and operations, and approximately 39,000 square feet in Singapore for operations, sales, marketing and administration. We also lease smaller facilities in Bermuda, China, Germany, Japan, Korea, Taiwan, the United Kingdom and the United States, which are occupied by administrative offices, sales offices, design centers and field application engineers.

      On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California. The location is currently intended to be the future location of our U.S. headquarters. The facility consists of approximately 876,000 square feet. One of the buildings is currently leased to a tenant, and we are attempting to obtain a tenant for another building. The remaining four buildings will be renovated and used for research and design functions, operations, sales, marketing and administration.

      Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

      We also lease two additional buildings in California, totaling approximately 72,000 square feet, which are currently subleased to subtenants as of March 31, 2004. For further discussion of these two facilities and their effect on our financial condition and results of operations, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data.”

Item 3.	Legal Proceedings

      On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. The proposed settlement is subject to definitive documentation and court approval. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit will have a material adverse impact on our business, results of operations or financial condition. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling, if the settlement proposal is not concluded, could include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial condition or cash flows for the period in which the ruling occurs, or future periods. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

      On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court asserting claims against our personnel and us for improperly obtaining and using information and technologies during the course of the negotiations with our personnel regarding the potential acquisition of certain Jasmine assets by Marvell. The lawsuit claims that our officers improperly obtained and used such information and technologies after we signed a non-disclosure agreement with Jasmine. We believe the claims asserted against our officers and us are without merit and we intend to defend all claims vigorously. We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

      On March 11, 2004, Trinity Technologies, Inc. (“Trinity”) filed a lawsuit against our subsidiary, Marvell Semiconductor, Inc., (“MSI”) in the Superior Court of California, alleging breach of contract, implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain sales representative agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as costs and attorneys’ fees. We believe the claims are without merit and intend to defend against all claims vigorously. We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

      No matters were submitted to a vote of security holders during the quarter ended January 31, 2004.

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

	Fiscal Year 2004		Fiscal Year 2003

	High	Low	High	Low

First Quarter	$24.84	$17.52	$43.95	$30.69
Second Quarter	$40.00	$23.85	$41.24	$15.23
Third Quarter	$45.75	$31.63	$22.21	$11.51
Fourth Quarter	$46.63	$35.45	$24.33	$17.06

      As of March 31, 2004, the approximate number of record holders of our common stock was 268.

Dividends

      We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

Item 6.	Selected Financial Data

      The following selected financial data should be read together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data” contained elsewhere in this Form 10-K.

	Years Ended January 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$819,762	$505,285	$288,795	$143,894	$81,375
Operating costs and expenses:
Cost of goods sold(1)	382,206	233,039	130,807	67,047	33,773
Research and development(2)	213,740	145,722	93,422	35,152	14,452
Selling and marketing(3)	62,350	48,491	40,170	21,686	10,436
General and administrative(4)	19,004	14,303	13,191	6,185	3,443
Amortization of stock-based compensation	4,943	7,491	15,022	8,259	2,175
Amortization and write-off of goodwill and acquired intangible assets and other(5)	80,390	107,645	418,032	8,031	—
Acquired in-process research and development(5)	—	—	—	234,874	—
Facilities consolidation charge(6)	—	19,562	—	—	—

Total operating costs and expenses	762,633	576,253	710,644	381,234	64,279

	Years Ended January 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Operating income (loss)	57,129	(70,968)	(421,849)	(237,340)	17,096
Interest and other income, net	6,223	7,318	9,994	4,559	330

Income (loss) before income taxes	63,352	(63,650)	(411,855)	(232,781)	17,426
Provision for income taxes	17,842	8,524	3,299	2,339	4,356

Net income (loss)	$45,510	$(72,174)	$(415,154)	$(235,120)	$13,070

Basic net income (loss) per share	$0.36	$(0.61)	$(3.63)	$(3.55)	$0.32
Diluted net income (loss) per share	$0.33	$(0.61)	$(3.63)	$(3.55)	$0.16
Weighted average shares — basic	125,777	119,240	114,353	66,259	41,094
Weighted average shares — diluted	138,241	119,240	114,353	66,259	81,545
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$386,271	$265,228	$250,244	$224,063	$16,600
Working capital	449,371	317,794	254,898	215,787	22,611
Total assets	2,435,465	2,095,257	2,091,055	2,447,486	46,500
Capital lease obligations, net of current portion	19,944	13,755	10,017	—	36
Mandatorily redeemable convertible preferred stock	—	—	—	—	22,353
Total shareholders’ equity	2,190,841	1,950,138	1,989,727	2,356,666	7,940

(1)	Excludes amortization of stock-based compensation of $182, $339, $298, $416, and $11 in fiscal 2004, 2003, 2002, 2001 and 2000.

(2)	Excludes amortization of stock-based compensation of $2,555, $4,732, $9,837, $3,367 and $1,373 in fiscal 2004, 2003, 2002, 2001 and 2000.

(3)	Excludes amortization of stock-based compensation of $833, $1,605, $2,655, $3,997 and $211 in fiscal 2004, 2003, 2002, 2001 and 2000.

(4)	Excludes amortization of stock-based compensation of $1,373, $815, $2,232, $479 and $580 in fiscal 2004, 2003, 2002, 2001 and 2000.

(5)	In the fourth quarter of fiscal 2001, we acquired Galileo Technology Ltd. in a transaction recorded as a purchase. In connection with this acquisition, we recorded an in-process research and development charge of $234.9 million and recorded goodwill and intangible assets of $2.1 billion, which, prior to the adoption of SFAS 142 in February 2002, were all being amortized over their estimated economic lives by charges to the statement of operations.

(6)	During fiscal 2003, we recorded a facilities consolidation charge of $19.6 million related to the abandonment of two leased facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading global semiconductor provider of high-performance analog, mixed-signal and digital signal processing integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless PC connectivity, gateways, communications controller, and storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. We were founded in 1995. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. The acquisition was accounted for using the purchase method of accounting, and the operating results of MSIL have been included in our consolidated financial statements from the date of acquisition. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $109.2 million.

      We offer our customers a wide range of high-performance analog, mixed-signal and digital signal processing integrated circuits. Our customers for our read channel devices, storage SOCs, preamplifiers, motor controllers and Serial ATA products are manufacturers of hard disk drives for the enterprise, desktop and mobile computing markets and the emerging consumer applications market. We sell our communications physical layer transceivers, switches and controllers to manufacturers of high-speed networking equipment and PCs. Our target customers for our WLAN products include manufacturers of WLAN solutions for SOHO and residential gateway solutions as well as manufacturers of a variety of new emerging consumer applications such as cellular handsets, gaming devices, PDAs, and emerging home entertainment multimedia client devices. Our target customers for our power management solutions are very broad and includes manufacturers of many diverse electronic devices.

      Historically, a relatively small number of customers have accounted for a significant portion of our revenue. In fiscal 2004, approximately 55% of our net revenue was derived from sales to our five largest customers, two of which accounted for 10% or more of our net revenue during this period. In fiscal 2003, approximately 67% of our net revenue was derived from sales to five significant customers, each of whom individually accounted for 10% or more of our net revenue during this period, and in fiscal 2002, approximately 55% of our net revenue was derived from sales to four significant customers. Also, in fiscal 2004 and 2003, one distributor accounted for 11% and 10% of our total revenues, respectively. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 90%, 87% and 83% of our net revenue for the years ended January 31, 2004, 2003 and 2002, respectively. Because many manufacturers and manufacturing subcontractors for our served markets are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

      Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2004 and 2003 were comprised of 52 weeks. Fiscal year 2002 was comprised of 53 weeks. For presentation purposes, our financial statements and notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to January 31 as our year-end.

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

      Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of our sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return is deferred until the distributors sell the product to end-customers. Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than our normal payment terms is deferred and is recognized as revenue as the payments become due. At January 31, 2004, revenue of $21.2 million with an associated gross profit of $13.0 million was deferred. At January 31, 2003, revenue of $16.0 million with an associated gross profit of $12.5 million was deferred.

      Our provision for estimated price protection, sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If actual price protection granted to distributors or product returns exceeds our estimates, additional reductions of revenue would result. Our total allowance for sales returns was $1.6 million and $1.4 million as of January 31, 2004 and 2003, respectively. Actual future returns could be different than the returns allowance established.

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

      Significant management judgment is required in determining deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $24.7 million against our net deferred tax assets as of January 31, 2004, due to uncertainties related to our ability to realize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

      As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate. We recorded a tax provision of $17.8 million in the fiscal year ended January 31, 2004.

      In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations.

      On August 26, 2003, the Internal Revenue Service (IRS) began an income tax audit for the fiscal years ended January 31, 2001, 2002 and 2003. We believe the ultimate resolution of the IRS audit will not have a material adverse impact on our consolidated financial statements.

      Accounts Receivable Reserves. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We continuously monitor payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial condition of any one of these customers could have a material adverse impact on the realization of our accounts receivable and our results of operations.

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

      Valuation of Long-lived Assets, Intangible Assets and Goodwill. We assess the impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to perform annual assessments of goodwill impairment. Factors we consider important which could trigger an impairment review include (i) significant underperformance relative to expected historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (iii) significant negative industry or economic trends, (iv) a significant decline in our stock price for a sustained period and (v) a significant change in our market capitalization relative to our net book value. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the asset and its estimated fair value. The annual impairment test required under SFAS 142 was completed and did not identify any impairment of goodwill. We will continue to perform an annual impairment review during the fourth quarter of each year, or more frequently if we believe indicators of impairment exist.

      Litigation Costs. From time to time, we are involved in legal actions arising in the ordinary course of business. There can be no assurance these actions or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future, which may adversely impact gross margins. We are aggressively defending these litigation matters and believe no material adverse outcome will result. However, given uncertainties associated with any litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations, financial position and cash flows.

      Valuation of Equity Investments. We hold minority interests in companies. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments at January 31, 2004 is $7.2 million.

Results of Operations

      The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue.

	Years Ended January 31,

	2004	2003	2002

Net revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	46.6	46.1	45.3
Research and development	26.1	28.8	32.3
Selling and marketing	7.6	9.6	13.9
General and administrative	2.3	2.8	4.6
Amortization of stock-based compensation	0.6	1.5	5.2
Amortization and write-off of goodwill and acquired intangible assets and other	9.8	21.3	144.8
Facilities consolidation charge	—	3.9	—

Total operating costs and expenses	93.0	114.0	246.1

Operating income (loss)	7.0	(14.0)	(146.1)
Interest and other income, net	0.8	1.4	3.4

Income (loss) before income taxes	7.8	(12.6)	(142.7)
Provision for income taxes	2.2	1.7	1.1

Net income (loss)	5.6%	(14.3)%	(143.8)%

Years Ended January 31, 2004 and 2003

                  Net Revenue

	Years Ended January 31,
			% Change
	2004	2003	in 2004

Net revenue	$819,762	$505,285	62.2%

      Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increases in net revenue reflect a significant increase in volume shipments of our storage and Gigabit Ethernet products during the fiscal year ended January 31, 2004, primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers, increased market share gains in the desktop segment with our read channel and storage SOC products, the continued adoption of our Gigabit Ethernet products as a replacement for Fast

Ethernet products, and volume shipments of WLAN products. Revenue from storage products was $450.0 million in fiscal 2004 compared to $284.8 million in fiscal 2003. Revenue from communications products was $369.7 million in fiscal 2004 compared to $220.5 million in fiscal 2003. Revenue derived from development contracts increased in fiscal 2004, but represented less than 10% of net revenues for each year and decreased as a percentage of net revenues in fiscal 2004 compared to fiscal 2003.

      We expect that revenue for fiscal 2005 will increase from the level of revenue we reported in fiscal 2004 due to increases in shipments and volume production of our storage SOCs into desktop design wins and increased adoption of our storage products into emerging consumer storage electronics. Also, we expect additional growth in fiscal 2005 compared to fiscal 2004 due to increases in shipments of our WLAN products from new design wins and our Gigabit Ethernet products for switching equipment.

      A portion of our revenue is concentrated with a relatively small number of customers, particularly for storage applications, where sales to customers in the hard disk drive industry represented approximately 55% and 56% of our net revenue in fiscal 2004 and 2003, respectively. For the fiscal year ended January 31, 2004, two customers each represented more than 10% of our total revenues for a combined total of 32% of our total revenues. For the year ended, January 31, 2003, five customers each represented more than 10% of our total revenues for a combined total of 67% of our total revenues. In addition, one distributor accounted for approximately 11% and 10% of our net revenues in fiscal 2004 and 2003, respectively.

      Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 90% and 87% in fiscal 2004 and 2003, respectively. The rest of our sales are to customers located in the United States and other geographic regions.

                  Cost of Goods Sold

	Years Ended January 31,
			% Change
	2004	2003	in 2004

Cost of goods sold	$382,206	$233,039	64.0%
% of net revenue	46.6%	46.1%
Gross margin	53.4%	53.9%

      Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin is calculated as net revenue less cost of goods sold as a percentage of revenue. The decrease in gross margin in fiscal 2004 compared to fiscal 2003 was primarily due to a product mix change, which included production ramps of our storage SOCs and WLAN products in fiscal 2004 compared to fiscal 2003. Also contributing to the lower gross margins in fiscal 2004 were additional costs incurred to qualify other foundries to ensure alternative manufacturing sources. Partially offsetting the decreases in gross margins were lower period costs in fiscal 2004 compared to fiscal 2003 as a result of a $2.0 million reduction in inventory obsolescence reserve charges and decreased material costs due to cost cutting initiatives implemented at our contract manufacturers. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, increased pricing pressures from our customers and competitors, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

                  Research and Development

	Years Ended January 31,
			% Change
	2004	2003	in 2004

Research and development	$213,740	$145,722	46.7%
% of net revenue	26.1%	28.8%

      Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in fiscal 2004 compared to fiscal 2003 was primarily due to the hiring of additional development personnel and personnel related to our acquisition of RADLAN in June of fiscal 2004 and the costs associated with a full year of operations from the SysKonnect acquisition in June of fiscal 2003, which all resulted in an increase in salary and related costs of $31.0 million. Additionally, we incurred costs of $11.4 million for prototype and related product tape-out costs and $2.8 million of evaluation boards and engineering supplies arising from an increase in new product initiatives many of which were at more costly lower process geometries. Our expenses also increased due to higher depreciation and amortization expense of $7.8 million arising from purchases of property, equipment and technology licenses for use in research and development activities, increased computer aided design software, or CAD, maintenance expenses of $1.8 million to support increased purchases of CAD software and facility and allocated expenses of $6.8 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies such as emerging and power management products, and hire additional personnel.

                  Selling and Marketing

	Years Ended
	January 31,
			% Change
	2004	2003	in 2004

Selling and marketing	$62,350	$48,491	28.6%
% of net revenue	7.6%	9.6%

      Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in fiscal 2004 compared to fiscal 2003 was primarily due to the hiring of additional sales and marketing personnel and personnel related to our acquisition of RADLAN in June of fiscal 2004 and costs associated with a full year of operations from the SysKonnect acquisition in June of fiscal 2003, which all resulted in an increase in salary and related costs of $7.8 million. Additionally, we incurred other costs of $3.4 million related to expanding our sales and marketing activities as we broadened our customer and product base, and increased facility and other allocated expenses of $1.1 million related to our expanding operations. In fiscal 2004, we expanded our sales and marketing organizations by focusing efforts on emerging geographies and markets by opening sales offices in order to increase market awareness of our products and to better serve our existing customers worldwide. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts into emerging product markets such as power management.

                  General and Administrative

	Years Ended
	January 31,
			% Change
	2004	2003	in 2004

General and administrative	$19,004	$14,303	32.9%
% of net revenue	2.3%	2.8%

      General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. The increase in general and administrative expense in absolute dollars in fiscal 2004 compared to fiscal 2003 was primarily due to the hiring of additional administrative personnel and personnel related to our acquisition of RADLAN in June of fiscal 2004 and costs associated with a full year of operations from the SysKonnect acquisition in June of fiscal 2003, all of which resulted in an increase in salary and related costs of

$2.9 million. Our expenses also increased due to higher professional fees of $1.6 million due to our expanding operations and attorney fees associated with our ongoing legal proceedings. We expect that general and administrative expense will increase in absolute dollars in future periods due to additional personnel to support expansion of our operations, increased legal fees due to our ongoing legal proceedings and increased costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

                  Amortization of Stock-Based Compensation

	Years Ended
	January 31,
			% Change
	2004	2003	in 2004

Amortization of stock-based compensation	$4,943	$7,491	(34.0)%
% of net revenue	0.6%	1.5%

      We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the grant and assumption of stock options as a result of our acquisitions. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. The decrease in amortization expense in both absolute dollars and percentage of net revenue of fiscal 2004 compared to fiscal 2003 primarily resulted from a lower balance of deferred stock-based compensation being amortized in fiscal 2004 compared to fiscal 2003, partially offset by increased amortization expense from deferred stock-based compensation of $7.6 million recorded in fiscal 2004 as a result of acquisitions completed in fiscal 2004.

                  Amortization and Write-Off of Acquired Intangible Assets and Other

	Years Ended
	January 31,
			% Change
	2004	2003	in 2004

Amortization and write-off of acquired intangible assets and other	$80,390	$107,645	(25.3)%
% of net revenue	9.8%	21.3%

      In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Acquired intangible assets are being amortized over its estimated economic life of five years. In January 2003, we decided to no longer use the Galileo trade name in selling and marketing activities going forward. As a result, we wrote-off the remaining $22.4 million net book value of the trade name in the fourth quarter of fiscal 2003. In connection with the acquisition of RADLAN, we recorded $118.1 million of goodwill, $5.7 million of acquired intangible assets and a charge of $1.9 million related to the recognition of pre-acquisition losses due to our prior investments in RADLAN. The acquired intangible assets from the RADLAN acquisition are being amortized over its estimated economic lives of two to five years. In connection with the acquisition of Asica, we recorded $5.1 million of goodwill and $360,000 of acquired intangible assets. The acquired intangible assets from the Asica acquisition are being amortized over their economic life of five years. The decrease in goodwill and acquired intangible assets amortization expense in absolute dollars and as a percentage of revenue in fiscal 2004 compared to fiscal 2003 was primarily due to the $22.4 million write-off of the trade name in fiscal 2003 as well as amortization of the trade name in fiscal 2003 until it was written-off.

                  Facilities Consolidation Charge

	Years Ended
	January 31,
			% Change
	2004	2003	in 2004

Facilities consolidation charge	$—	$19,562	(100.0)%
% of net revenue	—	3.9%

      During fiscal 2003, we recorded a $19.6 million charge associated with costs of the consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of the three facilities in the Silicon Valley into one location. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Prior to the consolidation of these facilities, we were leasing three separate facilities in California within ten miles of each other. We had expanded into two additional facilities because our headcount growth exceeded the capacity of our main California facility and we assumed an additional lease through the acquisition of MSIL. The main factors that led to the consolidation of these facilities were that the lease on our main California facility expired in February 2002, a decline in the market lease rates in Silicon Valley from the prior years and a focus on improving employee productivity by minimizing travel between facilities. During fiscal 2003, we consolidated our operations in California into one 213,000 square foot building that is leased until March 16, 2006.

      The facilities consolidation charge also includes $6.0 million associated with property and leasehold improvements relating to the abandoned facilities. The full carrying value of the property and leasehold improvements were written down as the assets were abandoned along with the leased facilities. We also incurred charges of $1.0 million through April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of our current and abandoned facilities.

      We believe the consolidation of our California facilities has improved employee productivity by decreasing time and costs that were spent traveling between facilities and increasing the frequency of employee meetings between departments that were previously geographically dispersed. During the quarter ended July 31, 2003, the Company subleased the abandoned facilities. Actual sublease income approximated the estimated sublease income. As of January 31, 2004, cash payments of $6.1 million, net of sublease income, had been made in connection with this charge, and $7.4 million had been accrued and is payable through 2010. The facilities consolidation charge is an estimate as of January 31, 2004.

Interest and Other Income, Net

	Years Ended January 31,
			% Change
	2004	2003	in 2004

Interest and other income, net	$6,223	$7,318	(15.0)%
% of net revenue	0.8%	1.4%

      Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, and gains on the sale of marketable securities, offset by interest paid on capital lease obligations. The decrease in interest and other income, net in fiscal 2004 compared to fiscal 2003 was primarily due to an increase of $457,000 in interest expense on capital lease obligations as a result of new CAD software capital leases entered into in fiscal 2004, and lower realized gains of $1.3 million on the sale of marketable securities in fiscal 2004 compared to $1.6 million of realized gains on the sale of marketable securities in fiscal 2003, partially offset by higher interest income in fiscal 2004 due to higher average cash balances in fiscal 2004 compared to fiscal 2003.

Provision for Income Taxes

      Our effective tax rate was 28.2% for fiscal 2004 compared to (13.4)% for fiscal 2003. For fiscal years 2004 and 2003 the effective rates were both affected by stock-based compensation and non-deductible expenses relating to our acquisitions, which were recorded as a result of using purchase accounting. Additionally, in fiscal years 2004 and 2003, income earned in locations outside the US were taxed at lower income tax rates.

      On August 26, 2003, the Internal Revenue Service (IRS) began an income tax audit for the fiscal years ended January 31, 2001, 2002 and 2003. We believe the ultimate resolution of the IRS audit will not have a material adverse impact on our consolidated financial statements.

Years Ended January 31, 2003 and 2002

Net Revenue

	Years Ended January 31,
			% Change
	2003	2002	in 2004

Net revenue	$505,285	$288,795	75.0%

      Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increases in net revenue reflect a significant increase in volume shipments of our storage and Gigabit Ethernet products during the fiscal year ended January 31, 2003, primarily due to increased acceptance of our SOC storage products which began shipping in volume in the second half of fiscal 2002 and continued adoption of the Gigabit Ethernet products as a replacement for Fast Ethernet products. Revenue from storage products was $284.8 million in fiscal 2003 compared to $164.0 million in fiscal 2002. Revenue from communications products was $220.5 million in fiscal 2003 compared to $124.8 million in fiscal 2002. Revenue derived from development contracts increased in fiscal 2003, but represented less than 10% of net revenues for each year and decreased as a percentage of net revenues in fiscal 2003 compared to fiscal 2002.

Cost of Goods Sold

	Years Ended January 31,
			% Change
	2003	2002	in 2003

Cost of goods sold	$233,039	$130,807	78.2%
% of net revenue	46.1%	45.3%
Gross margin	53.9%	54.7%

      Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and of compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin in fiscal 2003 compared to fiscal 2002 was primarily due to a product mix change which included production ramps of large volume, lower margin desktop computer products in fiscal 2003 compared to fiscal 2002. In addition, higher period costs related to increased inventory reserves of $1.8 million for older, slower-moving products contributed to a decrease in gross margins in fiscal 2003 compared to fiscal 2002.

Research and Development

	Years Ended January 31,
			% Change
	2003	2002	in 2003

Research and development	$145,722	$93,422	56.0%
% of net revenue	28.8%	32.3%

      Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in fiscal 2003 compared to fiscal 2002 was primarily due to the hiring of additional development personnel and personnel related to our acquisition of SysKonnect in June of fiscal 2003, which resulted in an increase in salary and related costs of $18.2 million, increased costs of $14.2 million for prototype and related product tape-out costs arising from an increase in new product initiatives at more costly lower process geometries, increased depreciation, amortization and software maintenance expense of $10.0 million arising from purchases of equipment, technology licenses and CAD software, and other allocated expenses of $7.7 million related to our expanding operations.

Selling and Marketing

	Years Ended January 31,
			% Change
	2003	2002	in 2003

Selling and marketing	$48,491	$40,170	20.7%
% of net revenue	9.6%	13.9%

      Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in fiscal 2003 compared to fiscal 2002 was primarily due to the hiring of additional sales and marketing personnel and personnel related to our acquisition of SysKonnect in June of fiscal 2003, which resulted in an increase in salary and related costs of $6.8 million, increased other costs of $1.6 million related to expanding our sales and marketing activities as we broaden our customer and product base, and increased facility and other allocated expenses of $1.3 million related to our expanding operations, partially offset by a reduction in commission expense of $2.0 million. The reduction in commission expense was due to the transition of all of our storage customers to a direct selling basis as of the end of the first quarter of fiscal 2003 instead of using outside sales representatives.

General and Administrative

	Years Ended January 31,
			% Change
	2003	2002	in 2003

General and administrative	$14,303	$13,191	8.4%
% of net revenue	2.8%	4.6%

      General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. The increase in general and administrative expense in absolute dollars in fiscal 2003 compared to fiscal 2002 was primarily due to the hiring of additional administrative personnel which resulted in an increase in salary and related costs of $0.5 million and other professional fees of $0.5 million due to our expanding operations and attorney fees associated with our ongoing legal proceedings.

Amortization of Stock-Based Compensation

	Years Ended January 31,
			% Change
	2003	2002	in 2003

Amortization of stock-based compensation	$7,491	$15,022	(50.1)%
% of net revenue	1.5%	5.2%

      We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the grant and assumption of stock options as a result of our acquisitions of MSIL and SysKonnect. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. The decrease in amortization expense in both absolute dollars and percentage of net revenue of fiscal 2003 compared to fiscal 2002 primarily resulted from a reduced balance of deferred stock-based compensation being amortized in fiscal 2003 compared to fiscal 2002.

Amortization and Write-Off of Goodwill and Acquired Intangible Assets

	Years Ended January 31,
			% Change
	2003	2002	in 2003

Amortization and write-off of goodwill and acquired intangible assets	$107,645	$418,032	(74.2)%
% of net revenue	21.3%	144.8%

      In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Goodwill was initially amortized over its estimated economic life of five years, and acquired intangible assets are being amortized over their estimated economic lives of five to seven years. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, we ceased amortizing goodwill of $1.3 billion beginning February 1, 2002 and reclassified the carrying value at January 31, 2002 of the acquired workforce of $10.4 million into goodwill because this intangible asset did not arise from contractual or other legal rights and cannot be separated from the acquired entity and sold, transferred, licensed, rented or exchanged. In January 2003, we decided to no longer use the Galileo trade name in selling and marketing activities going forward. As a result, we wrote-off the remaining $22.4 million net book value of the trade name in the fourth quarter of fiscal 2003. The impairment test required upon adoption of SFAS 142 and annual impairment review were completed and did not identify any impairment of goodwill. The decrease in goodwill and acquired intangible assets amortization expense in absolute dollars in fiscal 2003 compared to fiscal 2002 was primarily due to goodwill no longer being required to be amortized in fiscal 2003, partially offset by the $22.4 million write-off of the trade name in fiscal 2003.

Facilities Consolidation Charge

	Years Ended January 31,
			% Change
	2003	2002	in 2004

Facilities consolidation charge	$19,562	$—	100.0%
% of net revenue	3.9%	—

      During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into one location. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Prior to the consolidation of these facilities, we were leasing three separate facilities in California within ten miles of each other. We had expanded into two additional facilities because our headcount growth exceeded the capacity of our main California facility and we assumed an additional lease through the acquisition of MSIL. The main factors that led to the consolidation of these facilities were that the lease on our main California facility expired in February 2002, a decline in the market lease rates in Silicon Valley from the prior years and a focus on improving employee productivity by minimizing travel between facilities. During fiscal 2003, we consolidated our operations in California into one 213,000 square foot building that is leased until March 16, 2006.

      The facilities consolidation charge also includes $6.0 million associated with property and leasehold improvements relating to the abandoned facilities. The full carrying value of the property and leasehold improvements were written down as the assets were abandoned along with the leased facilities. We also incurred charges of $1.0 million through April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of our current and abandoned facilities.

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

Interest and Other Income, Net

	Years Ended January 31,
			% Change
	2003	2002	in 2003

Interest and other income, net	$7,318	$9,994	(26.8)%
% of net revenue	1.4%	3.4%

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

Provision for Income Taxes

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

Liquidity and Capital Resources

      Our principal source of liquidity as of January 31, 2004 consisted of $386.3 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities

      Net cash provided by operating activities was $149.8 million for the fiscal year ended January 31, 2004 compared to $40.8 million for the fiscal year ended January 31, 2003 and $50.0 million for the fiscal year ended January 31, 2002. The cash inflow from operations in fiscal 2004 was primarily the result of our generation of income during the period (excluding the impact of non-cash charges) and changes in working capital. Non-cash charges in fiscal 2004 included $80.4 million related to the amortization and write-off of goodwill and acquired intangible assets and other, $33.7 million of depreciation and amortization expense, and $4.9 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in fiscal 2004 included an increase of $71.9 million in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during fiscal 2004 as well as higher overall spending activity related to our expanding operations and an increase of $8.3 million relating to accrued employee compensation primarily as the result of increased withholding taxes from the exercise of stock options by employees and increased accrued paid time-off due primarily to the increase in number of employees in fiscal 2004 compared to fiscal 2003.

      Significant working capital changes offsetting positive cash flow in fiscal 2004 included a $50.2 million increase in accounts receivable, which was primarily due to increases in our total net revenues in fiscal 2004 as compared to fiscal 2003. Although accounts receivable has increased, the days sales outstanding metric, or DSO, has remained consistent in fiscal 2004 in the range of 48 to 50 days. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal year-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers. Inventory increased by $52.1 million, primarily as a result of increased volumes of sales and associated purchases of inventory required to meet customer demand. The number of days of inventory increased in fiscal 2004 compared to fiscal 2003 as we began to build buffer inventory in the second half of fiscal 2004 in anticipation of longer production lead times and tighter capacity constraints at our foundries.

      During fiscal 2003, net cash provided by operating activities was $40.8 million for the year ended January 31, 2003. The cash inflow from operations in fiscal 2003 was primarily the result of our generation of income during the period (excluding the impact of non-cash charges) and changes in working capital. Non-cash charges in fiscal 2003 included $107.6 million related to the amortization and write-off of goodwill and intangible assets, $22.4 million of depreciation and amortization expense, $7.5 million of amortization of stock-based compensation and $6.0 million related to facilities consolidation. Significant working capital changes contributing to positive cash inflow in fiscal 2003 included an increase of $16.3 million in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during fiscal 2003, an increase of $10.3 million relating to an accrued facilities consolidation charge recorded during fiscal 2003 as a result of the consolidation of our facilities and an increase of $8.1 million in income taxes payable resulting from effective tax rates that were affected by stock-based compensation expense and non-deductible expenses related to our acquisition of MSIL in the fourth quarter of fiscal 2001.

      Significant working capital changes offsetting positive cash flow in fiscal 2003 included a $42.6 million increase in accounts receivable, which was primarily due to increases in our total net revenues in fiscal 2003 as compared to fiscal 2002. Inventory increased by $14.3 million, primarily as a result of increased volumes of sales and associated purchases of inventory required to meet customer demand. Prepaid and other assets increased by $7.3 million primarily due to prepayment of a royalty to a customer.

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

      Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis with net thirty to sixty day payment terms. If our sales levels were to increase as they have in prior fiscal years, it is likely that our levels of accounts receivable would also increase. Our levels of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products, as well as the initial production ramp for significant design wins. Other considerations in determining inventory levels may include the product life cycle stage of our products, foundry lead times and available capacity, and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

Net Cash Used in Investing Activities

      Net cash used in investing activities was $130.7 million for the fiscal year ended January 31, 2004 compared to net cash used in investing activities of $50.3 million for the fiscal year ended January 31, 2003 and net cash used in investing activities of $151.6 million for the fiscal year ended January 31, 2002. The net cash used in investing activities in fiscal 2004 was primarily due to purchases of short-term investments of $130.8 million, purchases of property and equipment of $95.2 million, and loan advances of $10.2 million, partially offset by the proceeds from the sales and maturities of short-term investments of $107.5 million. The significant increase in purchases of property and equipment is primarily due to our purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million. The net cash used in investing activities in fiscal 2003 was primarily due to purchases of short-term investments of $79.3 million, equity investments in other companies of $18.3 million, purchases of property, equipment and technology licenses of $29.2 million, partially offset by the proceeds from the sale and maturities of short-term investments of $75.5 million. The net cash used in investing activities in fiscal 2002 was primarily due to purchases of short-term investments of $118.7 million, the payment of $29.5 million of accrued acquisition costs relating to our acquisition of MSIL, and purchases of property, equipment and technology licenses of $28.6 million, partially offset by the proceeds from maturities of short-term investments of $27.8 million.

Net Cash Provided by Financing Activities

      Net cash provided by financing activities was $80.0 million for the fiscal year ended January 31, 2004 compared to $20.3 million for the fiscal year ended January 31, 2003 and $31.9 million for the fiscal year ended January 31, 2002. In fiscal 2004, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by principal payments on capital lease obligations. The increase in proceeds from the issuance of common stock is due to exercises of stock options by employees as a result of the increase in our stock price. The increase in capital lease obligations is due to additional CAD software licenses, which we have acquired for use in our research and development activities. In fiscal 2003 and 2002, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans and our employee stock purchase plan.

      Our relationships with our foundries allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of January 31, 2004, foundries had incurred approximately $76.5 million of manufacturing expenses on our outstanding purchase orders.

      In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in California into one location. This charge included the remaining lease commitments of these facilities reduced by the estimated sublease income for the duration of the lease term. Prior to the consolidation of these facilities, we were leasing three separate facilities in California within ten miles of each other. We had expanded into two additional facilities because our headcount growth exceeded the capacity of our main California facility and we assumed an additional lease through the acquisition of MSIL. The main factors that led to the consolidation of these three facilities were that the lease on our main California facility expired in February 2002, a decline in market lease rates in Silicon Valley from the prior years and a focus on improving employee productivity by minimizing travel between facilities. During the second quarter of fiscal 2004, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitments, resulting in negative cash flow over the remaining term of the subleases of approximately $7.4 million. At January 31, 2004, cash payments of $6.1 million, net of sublease income had been made in connection with this charge. Approximately $7.4 million is accrued for the facilities consolidation charge as of January 31, 2004 of which $2.3 million is the current portion while the long-term portion totaling $5.1 million is payable through 2010.

      On June 27, 2003, we completed the acquisition of RADLAN Computer Communications Ltd. Upon the closing, we issued a total of 1,317,642 shares of common stock (valued at $24.0 million) and assumed 156,963 of vested options (valued at $2.9 million). In addition, we issued warrants to purchase 543,183 shares of our common stock at an exercise price of $18.41 per share (valued at $7.5 million). On October 6, 2003, we issued an additional 1,162,791 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 511,628 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 511,628 shares of our common stock are reserved for future issuance over a one-year period to former RADLAN shareholders which is dependent upon our revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004.

      On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. It is currently intended that the site will be the future location of our U.S. headquarters. As a result of the purchase of the buildings, we expect to make significant commitments and incur costs to improve the buildings over the next twelve to eighteen months. We are still in the preliminary planning stages of defining the scope of the work to be performed as well as selecting contractors. As such, we have not been able to assess and determine how much we expect to incur in connection with the improvements for the buildings. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to research and development, sales and marketing and general and administrative expenses.

      On November 24, 2003, we completed the acquisition of Asica, Inc. Prior to the acquisition, we owned 46% of the outstanding equity of Asica. Upon closing we issued a total of 90,137 shares of common stock (valued at $3.5 million) to acquire the remaining outstanding equity and assumed 26,021 vested options valued at approximately $883,000.

      We currently intend to fund our short and long-term capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalent and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements and commitments for at least the next twelve months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalent and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional debt or equity financing, which in turn may be dilutive to our current shareholders. Additional funds may not be available on terms favorable to us or at all.

      The following table summarizes our contractual obligations as of January 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

	Less Than	1-3	After
	1 Year	Years	3 Years	Total

Contractual obligations:
Operating leases	$11,393	$14,956	$8,051	$34,400
Capital lease obligations	11,904	16,883	4,004	32,791
Purchase commitments to foundries	76,459	—	—	76,459

Total contractual cash obligations	$99,756	$31,839	$12,055	$143,650

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2004, we are not involved in any unconsolidated SPE transactions.

Inflation

      The impact of inflation on our business has not been material for fiscal 2004, 2003 and 2002.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities, or VIEs, created or acquired after January 31, 2003.

      In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

      Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for VIEs created or acquired prior to February 1, 2003 for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

      Among the scope exceptions, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist. The adoption of FIN 46R for investments acquired prior to February 1, 2003 is not expected to have a material impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

Related Party Transactions

      During fiscal year 2004, we incurred approximately $0.4 million of business travel and airplane operating expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”). The airplane provided by ACM to us is owned by Estopia Air, LLC (“Estopia”), a Delaware limited liability company, owned and controlled by Dr. Sehat Sutardja, our Chairman, President and CEO, and Weili Dai, our Executive Vice President. ACM manages and operates the airplane on behalf of Estopia. The $0.4 million of expenses was the result of our use of the plane for business travel purposes. The pricing was based on values determined to be market prices.

      In October 2001, we entered into a lease agreement with a privately-held design technology firm for certain computer-aided design software. We selected this product after an evaluation of competitive products on the strength of its merits. One of the officers of the design technology firm is the brother of an officer and director of Marvell and is also a shareholder of Marvell. The design technology firm was acquired by Cadence Design Systems in December 2001 and the lease agreement was subsequently amended in June 2002. Total principal, interest and maintenance payments over the 3 1/2-year term of the lease will be $20.7 million. The remaining lease payments as of January 31, 2004 are included in the capital lease commitment table in Note 11 to the Consolidated Financial Statements.

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

      Sales to customers in the hard disk drive industry represented approximately 55% of our net revenue in fiscal 2004 and represented 56% and 57% of our net revenue in fiscal 2003 and 2002, respectively. The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us as our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

      Rapid technological changes in the hard disk drive industry often result in significant and rapid shifts in market share among the industry’s participants. If the hard disk drive manufacturers using our products do not retain or increase market share, our sales may decrease.

Our Marvell Semiconductor Israel Ltd., Marvell T.I. Ltd. and RADLAN Computer Communications Ltd. subsidiaries are incorporated under the laws of, and their principal offices are located in, the State of Israel and therefore their business operations may be harmed by adverse political, economic and military conditions affecting Israel.

      Each of Marvell Semiconductor Israel Ltd., or MSIL, Marvell T.I. Ltd, or MTIL and RADLAN Computer Communications Ltd., or RADLAN, are incorporated under the laws of and has its principal offices in the State of Israel. In addition, MSIL and RADLAN maintain their research and development operations in Israel. Thus, MSIL, MTIL and RADLAN are directly influenced by the political, economic and military conditions affecting Israel. Major hostilities involving or within Israel could disrupt MSIL, MTIL and RADLAN’s operations. For example, continued hostilities between Israel and the Palestinian authority in recent months have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the ongoing situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of each of MSIL, MTIL and RADLAN.

We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.

      In the fiscal 2004, approximately 32% of our net revenue was derived from sales to two customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Intel accounted for approximately 18% and Samsung accounted for approximately 14%. Additionally, Wintech, a distributor, accounted for approximately 11% of our net revenue during fiscal 2004. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

•	substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	our customers may develop their own solutions;

•	our customers may purchase integrated circuits from our competitors; and

•	our customers may discontinue sales in the markets for which they purchase our products.

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

      We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. None of our third-party foundry or assembly and test subcontractors have provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. These foundries may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, foundry customers that are larger and better financed than us or that have long-term agreements with these foundries may cause these foundries to reallocate capacity to those customers, decreasing the capacity available to us. If we need another integrated circuit foundry or assembly and test subcontractor because of increased demand, or we are unable to obtain timely and adequate deliveries from our providers at the required time, we might not be able to develop relationships with other vendors who are able to satisfy our requirements. Even if other integrated circuit foundries or assembly and test subcontractors are available at that time to satisfy our requirements, it would likely take several months to acquire a new provider. Such a change may also require the approval of our customers, which would take time to effect and could cause our customers to cancel orders or fail to place new orders.

      Recently, the worldwide supply of packaging substrates that we use for our products has shrunk due to the fact that two suppliers of these products have exited the market, while demand for the substrates has increased. If our third-party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net sales.

The uncertain and volatile worldwide economy, acts of war, terrorism, international conflicts and related uncertainties may adversely impact our revenues and profitability.

      In the last three years, worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, the situation in Iraq and recent international conflicts, and terrorist and military activity have resulted in a downturn in worldwide economic conditions. We cannot predict the timing, strength and duration of any economic recovery in the semiconductor industry and in particular, the broadband communications markets. In addition, the events of September 11, 2001, the continuing international conflicts and terrorist acts and the possibility of an extended United States presence in Iraq can be expected to place further pressure on economic conditions in the United States and worldwide. Also, a resurgence or perceived resurgence of severe acute respiratory syndrome, or SARS or a similar outbreak, could have a further adverse effect upon an already weakened world economy. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, our business, financial condition and results of operations will likely suffer.

We are subject to the risks of owning real property.

      On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million. It is currently intended that the site will be the future location of our U.S. headquarters. The real property includes land and buildings, primarily related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;

•	the potential disruption of our business and operations arising from or connected with a relocation due to moving to the facility;

•	increased cash commitments for improvements to the buildings or the property or both;

•	increased operating expenses for the buildings or the property or both;

•	possible disputes with tenants or other third parties related to the buildings or the property or both; and

•	the risk of financial loss in excess of amounts covered by insurance such as the loss caused by damage to the buildings as a result of an earthquake.

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

      The rapidly changing nature of the markets in which we sell our products limits our ability to accurately forecast quarterly and annual sales. Additionally, because many of our expenses are fixed in the short term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We are currently expanding our staffing and increasing our expense levels in anticipation of future sales growth. If our sales do not increase as anticipated, significant losses could result due to our higher expense levels.

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

      Availability of foundry capacity has in the recent past been reduced due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we do not have a long-term volume purchase agreement or a guaranteed level of production capacity with any of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use three independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.

      In order to secure sufficient foundry capacity when demand is high and mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with suppliers that could be costly and harm our operating results, including:

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

      Any transactions or relationships will be accompanied by the risks commonly encountered with those matters. Risks that could have a material adverse affect on our business, results of operations or financial condition include, among other things:

•	the difficulty of assimilating the operations and personnel of acquired businesses;

•	the potential disruption of our ongoing business;

•	the distraction of management from our business;

•	the potential inability of management to maximize our financial and strategic position as a result of an acquisition;

•	the potential difficulty maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and clients as a result of any integration of new management personnel;

•	the risk of entering market segments in which we have no or limited direct prior experience and where competitors in such market segments have stronger market segment positions; and

•	the potential loss of key employees of an acquired company.

Our recent acquisitions and any future acquisitions could harm our operating results and share price.

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

      Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the past few years, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.6 billion as of January 31, 2004. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We depend on key personnel with whom we do not have employment agreements to manage our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

      We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. We believe that our future success is highly dependent on the contributions of Dr. Sehat Sutardja, our co-founder, President and Chief Executive Officer; Weili Dai, our co-founder and Executive Vice President; and Dr. Pantas Sutardja, our co-founder and Chief Technology Officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

Our officers and directors own a large percentage of our voting stock, and three existing directors, who are also significant shareholders, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related directors to greatly influence the election of directors and the approval or disapproval of significant corporate actions.

      As of March 31, 2004, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 26% of the outstanding shares our common stock. Additionally, Dr. Sehat Sutardja and Weili Dai are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. All three are directors and together they held approximately 25% of our outstanding common stock as of March 31, 2004. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai, and Dr. Pantas Sutardja act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

      In May 2003, we completed the implementation of a new Enterprise Resource Planning, or ERP, system. In addition, we have recently completed the implementation and integration of certain modules of the ERP system for subsidiaries that we recently acquired. We also plan to implement new modules of the ERP system in the future. Implementation of new modules of an ERP system is a very complex, costly and time-consuming process. Any unforeseen delays or difficulties after we begin transacting on the new system or in performing financial closes on, or upgrades to the new systems, may divert the attention of management and other employees and disrupt our ongoing business and could have a material adverse impact on our financial condition and results of operations.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

      A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 90% of our net revenue in fiscal 2004, and represented 87% and 83% of our net revenue in fiscal 2003 and 2002, respectively.

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

      Additionally, our operations may be impacted in the following ways by a resurgence of SARS, including, but not limited to, disruptions of our third party manufacturers that are primarily located in Asia, reduced sales in our international retail channels and increased supply chain costs. If future outbreaks of SARS or similar diseases arise or spread to other areas, our international sales and operations could be harmed.

      Because substantially all of our sales to date have been denominated in United States dollars, increases in the value of the United States dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, potentially leading to a reduction in sales and profitability for us in that country. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in exchange rates for those foreign currencies.

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

      The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that our gross profits on our products are likely to decrease over the next fiscal year below levels we have historically experienced due to (i) pricing pressures from our customers, (ii) an increase in sales of SOCs, which typically have lower margins than standalone read channel devices, and (iii) an increase in sales of WLAN and other products into consumer application markets, which are highly competitive and cost sensitive. In addition, if our sales of storage products into the desktop computer market were to increase as a percentage of total storage revenues, our margins would also likely decrease because gross margins on sales into this market are generally lower than for sales into the enterprise and mobile computer markets, where we currently generate the substantial majority of our storage product revenues.

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

      The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has recently experienced a significant downturn. These downturns are often connected with, or in anticipation of, maturing product cycles of both integrated circuit companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The current downturn and any future downturns may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in us having excess inventory.

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

We may become involved with costly and lengthy litigation, which could subject us to liability, require us to stop selling our products or force us to redesign our products.

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

      We are also party to other claims and litigation proceedings arising in the normal course of business. The impact on us as a result of such claims and litigation cannot currently be ascertained. There can be no assurance that these matters will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future that may adversely impact gross margins. Any litigation, regardless of the outcome, are time-consuming and expensive to resolve, require us to pay significant monetary damages and divert management time and attention.

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

      The Israeli government has granted Approved Enterprise Status to certain wholly-owned subsidiaries in Israel, which provides a tax holiday on undistributed income derived from operations within certain “development regions” in Israel. In order to maintain our qualification, we must continue to meet specified conditions, including the making of investments in fixed assets in Israel. As our tax holidays expire, we expect that we will start paying income tax on our operations within these development regions.

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

      A substantial number of our shares remain available for sale pursuant to Rule 144. Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of March 31, 2004, we had 132,230,561 shares outstanding and none of these shares are subject to any lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

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

      Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; Federal, State, county and municipal debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of January 31, 2004 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Expected Fiscal Year Maturity Date

	2005	2006	2007	2008	2009	Total	Fair Value

Variable Rate	$50,429	$—	$—	$—	$—	$50,429	$50,429
Average Interest Rate	1.15%	—	—	—	—	1.15%
Fixed Rate	$47,343	$31,669	$74,931	$13,250	$5,087	$172,280	$172,943
Average Interest Rate	2.55%	2.10%	2.58%	3.27%	3.65%	2.46%

      At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of January 31, 2004 would have an immaterial effect on our financial position, results of operations and cash flows.

      Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $7.2 million at January 31, 2004, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method as our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

      Foreign Currency Exchange Risk. Substantially all of our sales and the majority of our expenses to date have been denominated in United States dollars, and, as a result, we have relatively little exposure to foreign currency exchange risk. Occasionally, we will enter into short-term forward exchange contracts to hedge exposures for purchases denominated in foreign currencies such as the Singapore Dollar and the New Israeli Shekel. We do not enter into any other derivative financial instruments for trading or speculative purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

      To the Shareholders and Board of Directors of Marvell Technology Group Ltd.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at January 31, 2004 and January 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, effective February 3, 2002, the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 16, 2004

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS

	January 31,

	2004	2003

	(In thousands,
	except par value)
ASSETS
Current assets:
Cash and cash equivalents	$224,399	$125,316
Short-term investments	161,872	139,912
Accounts receivable, net of allowances of $2,849 and $2,039	136,513	86,175
Inventories	91,785	39,712
Prepaid expenses and other current assets	12,166	11,801
Deferred income taxes	6,547	8,178

Total current assets	633,282	411,094
Property and equipment, net	149,705	64,207
Goodwill	1,455,639	1,338,768
Acquired intangible assets	159,445	231,875
Other noncurrent assets	37,394	49,313

Total assets	$2,435,465	$2,095,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,190	$47,672
Accrued liabilities	15,927	14,417
Accrued employee compensation	20,896	11,464
Income taxes payable	2,155	2,247
Deferred income	12,996	12,481
Current portion of capital lease obligations	10,747	5,019

Total current liabilities	183,911	93,300
Capital lease obligations, net of current portion	19,944	13,755
Long-term income taxes payable	22,835	22,835
Other long-term liabilities	17,934	15,229

Total liabilities	244,624	145,119

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 242,000 shares authorized; 131,746 and 121,260 shares issued and outstanding, respectively	263	243
Additional paid-in capital	2,872,545	2,674,095
Deferred stock-based compensation	(7,945)	(5,899)
Accumulated other comprehensive income	757	1,988
Accumulated deficit	(674,779)	(720,289)

Total shareholders’ equity	2,190,841	1,950,138

Total liabilities and shareholders’ equity	$2,435,465	$2,095,257

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Net revenue	$819,762	$505,285	$288,795
Operating costs and expenses:
Cost of goods sold(1)	382,206	233,039	130,807
Research and development(2)	213,740	145,722	93,422
Selling and marketing(3)	62,350	48,491	40,170
General and administrative(4)	19,004	14,303	13,191
Amortization of stock-based compensation	4,943	7,491	15,022
Amortization and write-off of goodwill and acquired intangible assets and other	80,390	107,645	418,032
Facilities consolidation charge	—	19,562	—

Total operating costs and expenses	762,633	576,253	710,644

Operating income (loss)	57,129	(70,968)	(421,849)
Interest and other income, net	6,223	7,318	9,994

Income (loss) before income taxes	63,352	(63,650)	(411,855)
Provision for income taxes	17,842	8,524	3,299

Net income (loss)	$45,510	$(72,174)	$(415,154)

Net income (loss) per share:
Basic	$0.36	$(0.61)	$(3.63)

Diluted	$0.33	$(0.61)	$(3.63)

Weighted average shares:
Basic	125,777	119,240	114,353

Diluted	138,241	119,240	114,353

(1)	Excludes amortization of stock-based compensation of $182, $339 and $298 in fiscal 2004, 2003 and 2002.

(2)	Excludes amortization of stock-based compensation of $2,555, $4,732 and $9,837 in fiscal 2004, 2003 and 2002.

(3)	Excludes amortization of stock-based compensation of $833, $1,605 and $2,655 in fiscal 2004, 2003 and 2002.

(4)	Excludes amortization of stock-based compensation of $1,373, $815 and $2,232 in fiscal 2004, 2003 and 2002.

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated	Retained
	Common Stock		Additional	Deferred	Other	Earnings
			Paid-in	Stock-based	Comprehensive	(Accumulated
	Shares	Amount	Capital	Compensation	Income	Deficit)	Total

	(In thousands)
Balance at January 31, 2001	115,337	$231	$2,617,490	$(28,113)	$19	$(232,961)	$2,356,666
Common stock options exercised	3,053	6	26,258	—	—	—	26,264
Common stock repurchased	(216)	—	(115)	—	—	—	(115)
Issuance of common stock under the employee stock purchase plan	403	1	6,116	—	—	—	6,117
Reversal of deferred stock-based compensation	—	—	(2,992)	2,992	—	—	—
Amortization of deferred stock-based compensation	—	—	—	15,022	—	—	15,022
Comprehensive loss:
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	927	—	927
Net loss	—	—	—	—	—	(415,154)	(415,154)

Total comprehensive loss							(414,227)

Balance at January 31, 2002	118,577	238	2,646,757	(10,099)	946	(648,115)	1,989,727
Common stock options exercised	2,211	4	13,911	—	—	—	13,915
Common stock repurchased	(5)	—	(5)	—	—	—	(5)
Issuance of common stock under the employee stock purchase plan	456	1	8,324	—	—	—	8,325
Issuance of common stock and options in connection with acquisition	21	—	7,266	(5,449)	—	—	1,817
Reversal of deferred stock-based compensation	—	—	(2,158)	2,158	—	—	—
Amortization of deferred stock-based compensation	—	—	—	7,491	—	—	7,491
Comprehensive loss:
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	1,042	—	1,042
Net loss	—	—	—	—	—	(72,174)	(72,174)

Total comprehensive loss							(71,132)

Balance at January 31, 2003	121,260	243	2,674,095	(5,899)	1,988	(720,289)	1,950,138
Common stock options exercised	6,857	13	75,808	—	—	—	75,821
Common stock repurchased	(2)	—	(4)	—	—	—	(4)
Issuance of common stock under the employee stock purchase plan	537	1	10,718	—	—	—	10,719
Issuance of common stock and options in connection with acquisitions	3,094	6	103,715	—	—	—	103,721
Deferred stock-based compensation	—	—	7,626	(7,626)	—	—	—
Reversal of deferred stock-based compensation	—	—	(637)	637	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,943	—	—	4,943
Tax benefit from employee stock transactions	—	—	1,224	—	—	—	1,224
Comprehensive income:
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(1,231)	—	(1,231)
Net income	—	—	—	—	—	45,510	45,510

Total comprehensive income							44,279

Balance at January 31, 2004	131,746	$263	$2,872,545	$(7,945)	$757	$(674,779)	$2,190,841

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$45,510	$(72,174)	$(415,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,682	22,382	16,661
Amortization of stock-based compensation	4,943	7,491	15,022
Amortization and write-off of goodwill and acquired intangible assets and other	80,390	107,645	418,032
Facilities consolidation charge	—	5,999	—
Tax benefit from employee stock transactions	1,224	—	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	(50,154)	(42,625)	(4,607)
Inventories	(52,073)	(14,258)	7,324
Prepaid expenses and other assets	(1,047)	(7,280)	(7,744)
Accounts payable	71,904	16,291	6,172
Accrued liabilities and other	4,259	(2,278)	5,301
Accrued employee compensation	8,270	1,387	3,953
Accrued facilities consolidation charge	(2,976)	10,331	—
Income taxes payable	2,337	8,065	8,143
Deferred income	515	3,574	2,391
Deferred income tax assets	3,029	(3,732)	(5,477)

Net cash provided by operating activities	149,813	40,818	50,017

Cash flows from investing activities:
Cash received from purchase acquisition	2,122	1,098	—
Purchases of short-term investments	(130,810)	(79,316)	(118,728)
Sales and maturities of short-term investments	107,514	75,480	27,784
Purchases of equity investments and loans advanced	(10,220)	(18,345)	—
Acquisition costs	(1,154)	—	(29,450)
Purchases of property and equipment	(95,241)	(28,780)	(24,620)
Purchases of technology licenses	(2,917)	(400)	(4,017)
Other	—	—	(2,556)

Net cash used in investing activities	(130,706)	(50,263)	(151,587)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of repurchases	86,536	22,235	32,266
Principal payments on capital lease obligations	(6,560)	(1,957)	(341)

Net cash provided by financing activities	79,976	20,278	31,925

Net increase (decrease) in cash and cash equivalents	99,083	10,833	(69,645)
Cash and cash equivalents at beginning of period	125,316	114,483	184,128

Cash and cash equivalents at end of period	$224,399	$125,316	$114,483

Supplemental cash flow information:
Cash paid for interest	$892	$435	$45

Cash paid for income taxes	$11,229	$2,184	$802

Acquisition of property and equipment under capital lease obligations	$18,476	$10,769	$11,360

Acquisition of technology licenses with deferred payments	$—	$800	$3,333

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and its Significant Accounting Policies:

The Company

      Marvell Technology Group Ltd. (the “Company”), a Bermuda company, was incorporated on January 11, 1995. The Company is a leading global semiconductor provider of high-performance analog, mixed-signal and digital signal processing integrated circuits. The Company’s diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateway, communications controller, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. On January 21, 2001, the Company acquired Galileo Technology Ltd. (“Galileo”), an Israeli corporation. Galileo develops high-performance internetworking and switching products for the broadband communications market. In January 2003, Galileo’s name was changed to Marvell Semiconductor Israel Ltd. (MSIL). On June 19, 2002, the Company acquired SysKonnect GmbH (“SysKonnect”), a German corporation. SysKonnect develops and markets client-server products. On June 27, 2003, the Company acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software. On November 24, 2003, the Company acquired Asica, Inc. (Asica). Asica designs and develops digital signal processors used in consumer and other applications.

Basis of Presentation

      The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2004 and 2003 were comprised of 52 weeks, and fiscal year 2002 was comprised of 53 weeks. For presentation purposes, the financial statements and notes refer to January 31 as the Company’s year-end.

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

      Where the Company has investments in which it has the ability to exercise significant influence over operating and financial policies, these investments are accounted for using the equity method. Accordingly, the Company’s share of the income (loss) in these investments is included in other operating income (loss).

Concentration of Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the limited customer base, located primarily in the Far East, are substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company recorded charges for allowance for bad and doubtful accounts of $703,000, $557,000 and $200,000 in fiscal years 2004, 2003 and 2002, respectively. Receivables written off against the allowance aggregated $100,000, $476,000 and $186,000 in 2004, 2003 and 2002, respectively. The allowance for bad and doubtful accounts at January 31, 2004, 2003 and 2002 was $1.3 million, $651,000 and $570,000, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth sales to end users comprising 10% or more of the Company’s net revenue for the periods indicated:

	Years Ended January 31,

Customer	2004	2003	2002

A	18%	18%	*
B	14%	17%	17%
C	*	10%	13%
D	*	11%	*
E	*	11%	13%
F	*	*	12%

*	Less than 10% of net revenue

      The Company’s accounts receivable were concentrated with four customers at January 31, 2004, representing 17%, 16%, 15% and 10% of accounts receivable, and were concentrated with three customers at January 31, 2003, representing 20%, 19% and 10% of accounts receivable.

      In fiscal 2004 and fiscal 2003, one distributor accounted for 11% and 10% of the Company’s net revenue, respectively. This distributor also accounted for 12% and 8% of total accounts receivable as of January 31, 2004 and January 31, 2003, respectively. The Company continuously monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

Concentration of Other Risk

      The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both at home and abroad; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Inventory

      Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company has taken adjustments to write-down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. If actual future demand for the Company’s products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100 “Restructuring and Impairment Charges.” The Company recorded charges for inventory obsolescence of $1.0 million, $3.0 million and $1.3 million, for fiscal years 2004, 2003 and 2002, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment, including capital leases and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years. Buildings are depreciated over an estimated useful life of 30 years. Land is not depreciated. Assets held under capital leases and leasehold improvements are amortized over the shorter of term of the lease or their estimated useful lives.

Goodwill and Acquired Intangible Assets

      Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets on February 3, 2002. SFAS 142 requires, among other things, the discontinuance of amortization of goodwill and other intangible assets with indefinite useful lives, the reclassification of certain existing recognized intangibles into goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other identified intangible assets. At the beginning of fiscal 2003, the Company discontinued the amortization of goodwill, reclassified the carrying value of the acquired workforce of $10.4 million into goodwill and reassessed the useful lives of identified intangible assets. Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of two to five years.

      Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indictors of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. The Company has not been required to perform this second step of the process since its implementation of SFAS 142 because the fair value of the reporting unit has exceeded its net book value at every measurement date.

      See Note 5, “Goodwill and Purchased Intangible Assets,” for detail of the activities in these accounts during fiscal years 2004 and 2003.

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

Foreign Currency Transactions

      The functional currency of the Company’s non-United States operations is the United States dollar. Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency re-measurement are reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal years 2004, 2003 or 2002.

Reclassifications

      Certain items have been reclassified to be consistent with current presentation. The reclassifications have no effect on previously disclosed net losses or shareholders’ equity.

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

      The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company recorded charges for sales returns and allowances on product sales of $400,000, $805,000 and none in fiscal years 2004, 2003 and 2002, respectively. Amounts written off against the sales return and allowance reserve aggregated $193,000, $79,000 and $1,000 in 2004, 2003 and 2002, respectively. The sales return and allowance reserve at January 31, 2004, 2003 and 2002 was $1.6 million, $1.4 million and $662,000, respectively.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During fiscal 2004, the Company recorded $7.6 million of deferred stock-based compensation related to the exchange of stock options with employees of companies acquired during fiscal 2004. During fiscal 2003, the Company recorded $5.4 million of deferred stock-based compensation relating to the grant of stock options to SysKonnect employees as a result of the acquisition of SysKonnect. Such deferred stock-based compensation is being amortized using an accelerated method over the remaining vesting periods of the options. No deferred stock-based compensation was recorded during fiscal 2002. Such deferred stock-based compensation is being amortized using an accelerated method over the remaining vesting periods of the options.

      In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are pro forma statements of operations data of the Company giving effect to the valuation of stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25 (in thousands, except per share amounts):

	Years Ended January 31,

	2004	2003	2002

Net income (loss):
As reported	$45,510	$(72,174)	$(415,154)
Adjustments:
Stock-based employee compensation expense included in reported net loss, net of tax effects	4,943	7,491	15,022
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(87,135)	(78,663)	(67,742)

Pro forma	$(36,682)	$(143,346)	$(467,874)

Basic net income (loss) per share:
As reported	$0.36	$(0.61)	$(3.63)
Pro forma	$(0.29)	$(1.20)	$(4.09)
Diluted net income (loss) per share:
As reported	$0.33	$(0.61)	$(3.63)
Pro forma	$(0.29)	$(1.20)	$(4.09)

      For the purpose of the above SFAS 123 pro forma disclosure, the fair value of each stock option granted prior to the Company’s initial public offering in June 2000 was estimated on the date of grant using the minimum value method, which does not consider stock price volatility, as prescribed by SFAS 123. Stock options granted subsequent to the Company’s initial public offering have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price in arriving at an option valuation. The fair values of the Company’s stock options and employee stock purchase plan rights granted in fiscal 2002, fiscal 2003 and fiscal 2004 were estimated using an

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected volatility of 85%, 89% and 95%, respectively. The following table summarizes the estimated fair value of options granted and additional assumptions used in the SFAS 123 calculations:

	Stock Option Plans			ESPP

	2004	2003	2002	2004	2003	2002

Estimated fair value	$20.89	$14.45	$10.49	$10.17	$8.81	$8.46
Expected term (in years)	4.0	4.4	3.6	1.5	1.0	1.0
Risk-free interest rate	2.7%	3.6%	4.3%	1.3%	1.7%	5.0%
Dividend yield	—	—	—	—	—	—

Comprehensive Income (Loss)

      For the years ended January 31, 2004, 2003 and 2002, comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities, net of tax. For the years ended January 31, 2004, 2003 and 2002, $1.3 million, $1.6 million and $1.2 million respectively of net unrealized gains were reclassified as realized gains and recognized in the accompanying statement of operations upon the sale of the related securities.

      Accumulated other comprehensive income (loss), as presented on the accompanying balance sheets, consists of net unrealized gains and losses on available-for-sale securities, net of tax. As of January 31, 2004, 2003 and 2002, accumulated other comprehensive income is presented net of income taxes of none, $13,000 and $755,000, respectively.

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

	Years Ended January 31,

	2004	2003	2002

Numerator:
Net income (loss)	$45,510	$(72,174)	$(415,154)

Denominator:
Weighted average shares of common stock outstanding	125,923	119,899	116,390
Less: unvested common shares subject to repurchase	(146)	(659)	(2,037)

Weighted average shares — basic	125,777	119,240	114,353
Effect of dilutive securities —
Unvested common shares subject to repurchase	146
Warrants	171	—	—
Contingently issuable shares	662	—	—
Common stock options	11,485	—	—

Weighted average shares — diluted	138,241	—	—

Basic net income (loss) per share	$0.36	$(0.61)	$(3.63)

Diluted net income (loss) per share	$0.33	$(0.61)	$(3.63)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase 2,554,596 common shares at a weighted average exercise price of $40.71 per share have been excluded from the computation of diluted net income per share as their exercise prices were greater than the average market price of the common shares for the period. Options to purchase 24,807,248 common shares at a weighted average exercise price of $17.09 per share and 659,337 common shares subject to repurchase by the Company have been excluded from the computation of diluted net loss per share for the fiscal year ended January 31, 2003 as their effect would have been anti-dilutive.

Warranty

      The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities (VIEs) created or acquired after January 31, 2003.

      In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

      Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for VIEs created or acquired prior to February 1, 2003 for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003.

      Among the scope exceptions, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist. The Company’s adoption of FIN 46R is for investments prior to February 1, 2003 is not expected to have a material impact on its consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

Note 2 — Acquisitions:

      On June 19, 2002, the Company acquired 100% of the shares of SysKonnect through a share purchase agreement. SysKonnect develops and markets client-server products. The acquisition has been accounted for using the purchase method of accounting, and the operating results of SysKonnect have been included in the Company’s consolidated financial statements from the date of acquisition.

      The total purchase price of the acquisition was approximately $9.5 million. The purchase price consisted of restricted shares and options granted to SysKonnect shareholders and employees to purchase a total of 300,000 shares of the Company’s common stock (fair value of $7.3 million), settlement of a loan receivable of $1.9 million, and acquisition related expenses of approximately $235,000.

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

      On June 27, 2003, the Company completed the acquisition of RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software. RADLAN is now a wholly owned subsidiary of the Company. As a result of the acquisition, RADLAN will provide embedded networking software for network infrastructure equipment to the Company and the Company believes it will be able to provide complete hardware and software solutions to its customers while improving its ability to address the enterprise, access, wireless and storage area networking markets. These factors contributed to a purchase price that was in excess of the fair value of the RADLAN net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction.

      The initial total estimated purchase price was approximately $64.7 million and consisted of 1,317,642 shares issued upon closing (valued at $24.0 million), $22.5 million of cash payable upon a future date defined in the share purchase agreement, 543,183 warrants to purchase shares of the Company’s common stock at an exercise price of $18.41 per share (valued at $7.5 million), 156,963 vested options assumed (valued at $2.9 million), the Company’s existing investment in preferred stock of RADLAN of $6.6 million after taking a charge of $1.9 million to retroactively recognize pre-acquisition losses due to the Company’s prior investment in RADLAN, and direct transaction costs of approximately $1.2 million. The value of the common stock and stock options was determined based on the average market price of the Company’s common stock over a 5-day period around February 6, 2003 (the announcement date), or $18.26 per share. The value of the warrants was determined using the Black-Scholes options pricing model with inputs of 100% for volatility, 5-year expected life, risk-free interest rate of 3% and a market value of $18.26 as described above.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On the date that the $22.5 million of cash became payable, 1,162,791 million shares of the Company’s common stock were worth more than $22.5 million and therefore in accordance with the share purchase agreement, instead of paying $22.5 million in cash, 1,162,791 shares of common stock were issued. Accordingly, the Company recorded a $24.9 million adjustment to increase goodwill in the quarter ended October 31, 2003. The $24.9 million adjustment was calculated based on the 1,162,791 shares issued multiplied by the $40.79 closing price of the Company’s stock on October 6, 2003, less the $22.5 million that was previously accrued upon the close of the transaction on June 27, 2003.

      On December 8, 2003, certain milestones were achieved and 511,628 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. The $19.6 million adjustment to increase goodwill was calculated based on the 511,628 shares issued multiplied by the $38.37 closing price of the Company’s stock on December 8, 2003. Additionally, 511,628 shares of the Company’s common stock are reserved for future issuance over a one-year period to former RADLAN shareholders which is dependent upon the Company’s revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. The shares, if issued, will represent additional purchase price and will be accounted for as additional goodwill.

      The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows (in thousands):

Amortizable intangible assets:
Purchased technology	$5,400
Trade name	100
Customer contracts and relationships	200

Total amortizable intangible assets	5,700
Goodwill	118,052
Current assets	2,325
Previously licensed technology	(2,500)
Property, plant and equipment	1,995
Other non current assets	1,526
Current liabilities	(15,719)
Other long-term liabilities	(2,136)

Total purchase price	$109,243

      Amortizable intangible assets consist of purchased technology, trade name, and customer related intangibles with useful lives of two to five years. Approximately $118.1 million has been allocated to goodwill, which represents the excess purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

      The results of operations of RADLAN have been included in the Company’s condensed consolidated statement of operations since the completion of the acquisition on June 27, 2003. The following unaudited pro

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forma information presents a summary of the results of operations of the Company assuming the acquisition of RADLAN occurred at the beginning of the periods presented (in thousands, except for per share amounts):

	Years Ended January 31,

	2004	2003

Net revenues	$820,150	$511,067
Net income (loss)	$35,376	$(82,148)
Basic net income (loss) per share	$0.28	$(0.68)
Diluted net income (loss) per share	$0.25	$(0.68)

      Upon closing of the acquisition of RADLAN, the Company effectively granted 165,000 shares of restricted common stock to the employees of RADLAN. The restricted stock was valued on the date of issuance at $5.5 million and vests over a period of five years. Accordingly, the Company recorded deferred stock-based compensation of $5.5 million that will be amortized on an accelerated basis over the vesting period consistent with the method described in FIN 28.

      On November 24, 2003, the Company acquired the remaining 54% of the shares of Asica through a merger agreement. Prior to the merger, the Company owned 46% of the shares of Asica, which designs and develops digital signal processors used in consumer and other applications. The acquisition has been accounted for using the purchase method of accounting, and the operating results of Asica have been included in the Company’s consolidated financial statements from the date of acquisition.

      The total purchase price of the acquisition was approximately $7.4 million. The purchase price consisted of the issuance of 90,137 shares of the Company’s common stock and restricted common stock (valued at $38.72 per share for a total of $3.5 million) to Asica shareholders, the assumption of 26,021 employee stock options (valued at $33.94 per option for a total of $883,000), the Company’s existing $2.8 million investment in preferred stock of Asica and acquisition related expenses of approximately $240,000. The value of the common and restricted stock was determined based on the average market price of the Company’s common stock over a 3-day period ending on November 24, 2003. The value of the employee stock options assumed was determined using the Black-Scholes option pricing model with inputs of 90% for volatility, 4-year expected life, risk-free interest rate of 3% and a market value of $38.34 (the closing price of the Company’s common stock on November 24, 2003). Of the 90,137 shares of common stock issued to Asica shareholders, 41,648 shares are restricted shares that vest over a four-year period. The unvested shares are subject to forfeiture in the event the shareholder terminates his employment with the Company.

      The aggregate purchase price was allocated as follows (in thousands):

Purchased technology	$360
Goodwill	5,079
Net liabilities assumed	(57)
Deferred tax liability	(144)
Deferred compensation	2,130

Aggregate purchase price	$7,368

      Amortizable intangible assets consist of purchased technology with a useful life of five years. Approximately $5.1 million has been allocated to goodwill, which represents the excess purchase price over the fair value of the net intangible and intangible assets acquired, and is not deductible for tax purposes.

      The amount allocated to deferred stock-based compensation relates to the intrinsic value of the unvested restricted stock and stock options issued. The restricted stock and stock options vest over a period of four

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years. The deferred stock-based compensation is amortized on an accelerated basis over the vesting period of the individual awards consistent with the method described in FIN 28.

Note 3 — Available-for-Sale Securities:

      The amortized cost and fair value of available-for-sale securities at January 31, 2004 and 2003 are presented in the following tables (in thousands):

	January 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$118,813	$488	$(193)	$119,108
U.S. Federal, State, county and municipal debt securities	103,896	407	(39)	104,264

	222,709	895	(232)	223,372
Less amounts classified as cash equivalents	(61,500)	—	—	(61,500)

Short-term investments	$161,209	$895	$(232)	$161,872

      The contractual maturities of available-for-sale debt securities classified as short-term investments at January 31, 2004 are presented in the following table (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$36,273	$36,598
Due between one and four years	124,936	125,274

	$161,209	$161,872

	January 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$105,404	$1,744	$(76)	$107,072
Federal, State, county and municipal debt securities	44,812	297	—	45,109
Equity securities	800	36	—	836

	151,016	2,077	(76)	153,017
Less amounts classified as cash equivalents	(13,105)	—	—	(13,105)

Short-term investments	$137,911	$2,077	$(76)	$139,912

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Supplementary Financial Information (in thousands):

	January 31,

	2004	2003

Inventories:
Work-in-process	$67,815	$21,176
Finished goods	23,970	18,536

	$91,785	$39,712

Property and equipment:
Machinery and equipment	$79,765	$51,109
Computer software	69,116	47,602
Furniture and fixtures	8,157	7,712
Leasehold improvements	8,436	10,813
Buildings	15,039	—
Land	51,500	—

	232,013	117,236
Less: Accumulated depreciation and amortization	(82,308)	(53,029)

	$149,705	$64,207

      Property and equipment included $40,605 and $22,129 of assets under capital lease at January 31, 2004 and 2003, respectively. Accumulated depreciation on these assets was $9,900 and $2,593 at January 31, 2004 and 2003, respectively.

      On November 17, 2003, the Company completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. It is currently intended that the site will be the future location of its U.S. headquarters. The facility consists of approximately 876,000 square feet. One of the buildings is currently leased to a tenant while the Company is attempting to lease another building. The remaining four buildings will be renovated and used for research and design functions, operations, sales, marketing and administration.

	January 31,

	2004	2003

Other noncurrent assets:
Equity investments in private companies	$7,236	$19,178
Other	30,158	30,135

	$37,394	$49,313

	January 31,

	2004	2003

Other long-term liabilities:
Long-term facilities consolidation charge	$5,149	$7,687
Accrued severance	9,189	5,063
Other	3,596	2,479

	$17,934	$15,229

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31,	January 31,
	2004	2003

Warranty accrual (included in accrued liabilities):
Beginning balance	$526	$474
Charges to cost of goods sold	1,160	593
Payments and other charges	(874)	(541)

Ending balance	$812	$526

Note 5 — Goodwill and Purchased Intangible Assets:

      As required by SFAS 142, the Company ceased amortizing goodwill of $1.3 billion beginning February 1, 2002 and has reclassified the carrying value at January 31, 2002 of the acquired workforce of $10.4 million into goodwill because this intangible asset did not arise from contractual or other legal rights and cannot be separated from the acquired entity and sold, transferred, licensed, rented or exchanged. In January 2003, the Company decided to no longer use the Galileo trade name in selling and marketing activities going forward. As a result, the Company wrote-off the remaining $22.4 million net book value of the trade name in the fourth quarter of fiscal 2003. The impairment test required upon the adoption of SFAS 142 and annual impairment review were completed and did not identify any impairment of goodwill. The Company performs an annual impairment review during the fourth quarter of each year or more frequently if indicators of impairment exist. The Company performed its annual assessment of goodwill in fiscal 2003 and 2004, and concluded that there were no additional impairments.

      The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been in effect for the years ended January 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year Ended January 31,

	2004	2003	2002

Net income (loss) — as reported	$45,510	$(72,174)	$(415,154)
Adjustments:
Amortization of goodwill	—	—	334,828
Amortization of acquired workforce previously classified as a purchased intangible asset	—	—	2,088
Change in amortization life of trade name	—	—	(3,324)

Net adjustments	—	—	333,592

Net income (loss) — as adjusted	$45,510	$(72,174)	$(81,562)

Basic net income (loss) per share — as reported	$0.36	$(0.61)	$(3.63)
Diluted net income (loss) per share — as reported	$0.33	$(0.61)	$(3.63)
Amortization of goodwill	—	—	2.93
Amortization of acquired workforce previously classified as a purchased intangible asset	—	—	0.02
Change in amortization life of trade name	—	—	(0.03)

Basis net income (loss) per share — as adjusted	$0.36	$(0.61)	$(0.71)

Diluted net income (loss) per share — as adjusted	$0.33	$(0.61)	$(0.71)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of January 31, 2004			As of January 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$394,715	$(235,516)	$159,199	$388,955	$(157,080)	$231,875
Trade name	100	(30)	70	—	—	—
Customer contracts	200	(24)	176	—	—	—

Total identified intangible assets	395,015	(235,570)	159,445	388,955	(157,080)	231,875
Goodwill	1,803,545	(347,906)	1,455,639	1,686,674	(347,906)	1,338,768

Total intangible assets	$2,198,560	$(583,476)	$1,615,084	$2,075,629	$(504,986)	$1,570,643

      The changes in the carrying amount of goodwill for the fiscal year ended January 31, 2004 are as follows (in thousands):

January 31,
2004

Balances as of January 31, 2003	$1,338,768
Goodwill acquired during the period	123,131
Reductions to existing goodwill	(6,260)

Balances as of January 31, 2004	$1,455,639

      The reduction in existing goodwill in fiscal year 2004 by $6.3 million was due to the utilization of MSIL pre-acquisition net operating losses.

      Identified intangible assets consist of purchased technology, trade name, and customer contracts and related relationships. Purchased technology and customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of five years. Trade name is amortized on a straight-line basis over its estimated useful life of two to five years. The aggregate amortization expense of identified intangible assets was $80.4 million and $83.4 million for the years ended January 31, 2004 and 2003, respectively. The estimated total annual amortization expenses of acquired intangible assets is $79.0 million for fiscal year 2005, $77.5 million for 2006, $1.2 million for both fiscal years 2007 and 2008 and $512,000 for fiscal year 2009.

Note 6 —	Facilities Consolidation Charge:

      During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities. These charges included $12.6 million in lease abandonment charges relating to the consolidation of its three facilities in California into one location. The lease abandonment charge included the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The Company incurred charges of $1.0 million during the quarter ended April 30, 2002, as a result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities. The facilities consolidation charge also included $6.0 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities, which reduced the carrying amount of the impaired assets. During the quarter ended July 31, 2003, the Company subleased the abandoned facilities. Actual sublease income approximated the estimated sublease income. As of January 31, 2004, cash payments of $6.1 million, net of sublease income, had been made in connection with this charge. Approximately $7.4 million is accrued for the facilities consolidation charge as of January 31, 2004, of which

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.3 million is the current portion included in accrued liabilities while the long-term portion totaling $5.1 million is payable through 2010, and is included in other long-term liabilities.

      A summary of the facilities consolidation charge during the fiscal year ended January 31, 2004 is as follows (in thousands):

	Balance at			Remaining
	January 31,	Net Cash	Non-Cash	Liability at
	2003	Payments	Charges	January 31, 2004

Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$10,331	$(2,976)	$—	$7,355

      A summary of the facilities consolidation charge during the fiscal year ended January 31, 2003 is as follows (in thousands):

				Remaining
	Charges	Net Cash	Non-Cash	Liability at
	Recorded	Payments	Charges	January 31, 2003

Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$12,610	$(2,279)	$—	$10,331
Property and leasehold improvement charge	5,999	—	(5,999)	—
Duplicate facility lease costs and other	953	(871)	(82)	—

	$19,562	$(3,150)	$(6,081)	$10,331

Note 7 — Warrants:

      In June 2003, in connection with the Company’s acquisition of RADLAN, the Company issued warrants to purchase 543,183 shares of common stock at an exercise price of $18.41 per share. The Company valued the warrants under the Black-Scholes formula at approximately $7.5 million. The warrant value was recorded as part of the RADLAN purchase accounting. As of January 31, 2004, approximately 1,714 warrants had been exercised for a net issuance of 971 shares of common stock in fiscal 2004. The warrants have a five-year life from the date of issuance.

Note 8 — Shareholders’ Equity:

Common and Preferred Stock

      As of January 31, 2004, the Company is authorized to issue 242,000,000 shares of $0.002 par value common stock and 8,000,000 shares of $0.002 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of January 31, 2004 and 2003, no shares of preferred stock were outstanding.

1995 Stock Option Plan

      In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 60,260,394 shares of common stock reserved for issuance thereunder as of January 31, 2004. The Option Plan allows for an annual increase in shares reserved for issuance equal to the lesser of (i) 10,000,000 shares, (ii) 5.0% of the outstanding shares of capital stock on such date, or (iii) an amount of shares determined by the Board of Directors. The Option Plan allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Option Plan Activity

      The following table summarizes the activity under the Option Plan, the Directors’ Plan and other stock option arrangements:

			Weighted
			Average
	Shares	Options	Exercise
	Available	Outstanding	Price

	(In thousands)
Balance at January 31, 2001	3,515	21,242	$12.82
Additional shares authorized	5,000	—	—
Options granted	(4,961)	4,961	$17.52
Options canceled	1,318	(1,940)	$15.80
Options exercised	—	(3,159)	$8.30

Balance at January 31, 2002	4,872	21,104	$14.33
Additional shares authorized	6,144	—	—
Options granted	(7,615)	7,615	$21.98
Options canceled	1,253	(1,701)	$18.69
Options exercised	—	(2,211)	$6.29

Balance at January 31, 2003	4,654	24,807	$17.09
Additional shares authorized	16,063	—	—
Options granted and assumed	(13,879)	13,879	$30.68
Options canceled	1,064	(1,376)	$23.69
Options exercised	—	(6,857)	$11.05

Balance at January 31, 2004	7,902	30,453	$24.34

      The following table summarizes information relating to stock options outstanding and exercisable under the Option Plan, the Directors’ Plan and other stock option arrangements at January 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life	Price	Exercisable	Price

	(In thousands)			(In thousands)
Range of exercise prices:
$ 0.00 - $13.87	7,096	6.60	$7.70	3,840	$4.80
$13.88 - $21.38	6,739	8.07	$18.35	2,062	$18.66
$21.39 - $31.34	6,635	8.03	$27.99	2,600	$28.45
$31.35 - $37.77	6,303	9.70	$36.51	175	$34.98
$37.78 - $93.88	3,680	9.05	$40.01	736	$45.22

	30,453			9,413

      In connection with the acquisition of MSIL, the Company assumed MSIL’s stock option plans. Upon acquisition, a total of 6,833,032 shares of the Company’s common stock were reserved for issuance under the assumed plans, and the related options are included in the preceding tables. These options will continue to be

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

governed by the terms and conditions of the original option agreements which generally included a four-year vesting schedule and an eight to ten year option term.

      As a result of the Company’s acquisitions of SysKonnect, RADLAN, and Asica, the Company assumed stock options previously granted by SysKonnect, RADLAN and Asica. As of January 31, 2004, a total of 334,383 shares of common stock were reserved for issuance upon exercise of outstanding options assumed from the acquisitions. The related options are included in the preceding tables. The options vest over five years and have ten year terms.

      At January 31, 2004, a total of 78,235 unvested shares remain subject to the Company’s repurchase rights under the Option Plan and other stock option arrangements.

2000 Employee Stock Purchase Plan

      In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 2,500,000 shares of common stock reserved for issuance thereunder as of January 31, 2004. The Purchase Plan allows for an annual increase in shares reserved for issuance equal to the lesser of (i) 2,000,000 shares or (ii) 1.5% of the outstanding shares of capital stock on such date. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 1 and June 1 of each year, with the exception that the first offering period of the Purchase Plan began on June 26, 2001, the date of the Company’s initial public offering. During fiscal 2004, a total of 536,686 shares were issued under the Purchase Plan at a weighted-average price of $19.97 per share. During fiscal 2003, a total of 455,654 shares were issued under the Purchase Plan at a weighted-average price of $18.27 per share, and during fiscal 2002, a total of 402,967 shares were issued under the Purchase Plan at a weighted-average price of $15.18 per share. At January 31, 2004, 1,000,922 shares were available for future issuance under the Purchase Plan.

Note 9 — Benefit Plans:

      The Company sponsors a 401(k) savings and investment plan which allows all employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 20% of eligible earnings subject to a required annual limit. The Company may make discretionary contributions to the 401(k) plan upon approval by the Board of Directors. No Company contributions have been made to the 401(k) plan since inception. As of January 31, 2004, the 401(k) plan offers a diverse selection of 16 investment alternatives, representing all asset classes. Employees may not invest in the Company’s common stock through the 401(k) plan.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The severance pay expenses for the years ended January 31, 2004, 2003 and 2002 were $2.1 million, $1.2 million and $0.9 million, respectively. The severance pay detail is as follows (in thousands):

	Years Ended January 31,

	2004	2003	2002

Accrued severance	$9,189	$5,063	$3,831
Less amount funded	6,896	3,782	2,624

Unfunded portion, net accrued severance pay	$2,293	$1,281	$1,207

Note 10 — Income Taxes:

      The provision for income taxes consists of the following (in thousands):

	Years Ended January 31,

	2004	2003	2002

Current income tax expense:
Federal	$5,074	$1,606	$820
State	6	2	333
Foreign	13,939	10,648	7,671

Total current income tax expense	19,019	12,256	8,824

Deferred income tax expense (benefit):
Federal	(1,442)	(4,479)	(3,672)
State	172	46	(525)
Foreign	93	701	(1,328)

Total deferred income tax expense (benefit)	(1,177)	(3,732)	(5,525)

Total provision for income taxes	$17,842	$8,524	$3,299

      Deferred tax assets (liabilities) consist of the following (in thousands):

	As of January 31,

	2004	2003	2002

Deferred tax assets:
Research and development credits	$23,584	$11,050	$4,816
California investment credits	1,290	158	158
Reserves and accruals	6,390	8,916	6,971
Depreciation and facilities charges	4,176	3,945	52
Net operating losses	3,616	—	—

Gross deferred tax assets	39,056	24,069	11,997
Valuation allowance	(24,716)	(11,050)	(2,710)

Total deferred tax assets	14,340	13,019	9,287
Total deferred tax liabilities	(144)	—	—

Net deferred tax assets	$14,196	$13,019	$9,287

      The non-current portion of the Deferred Tax Assets totaling $7,649 is included with the Other Noncurrent Assets on the 2004 Consolidated Balance Sheet.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Years Ended January 31,

	2004	2003	2002

Provision (benefit) at federal statutory rate	34.0%	(34.0)%	(34.0)%
Non-deductible goodwill	—	—	34.4
Non-deductible stock-based compensation	2.7	4.0	1.3
Difference in U.S. and non-U.S. taxes	(5.6)	44.4	(2.1)
State taxes, net of federal benefit	0.3	0.1	(0.1)
General business credits	(3.3)	(1.2)	(0.1)
Other	0.1	0.1	1.4

Effective tax rate	28.2%	13.4%	0.8%

      The U.S. and non-U.S. components of income (loss) before income taxes are (in thousands):

	Years Ended January 31,

	2004	2003	2002

U.S. operations	$3,309	$(15,287)	$4,100
Non-U.S. operations	60,043	(48,363)	(415,955)

	$63,352	$(63,650)	$(411,855)

      As of January 31, 2004, the Company had net operating loss carryforwards available to offset future taxable income of approximately $7.6 million, $10.6 million and $8.5 million for non-U.S., U.S. Federal and State of California purposes, respectively. The Federal carryforwards will begin to expire in 2019, and the California carryforwards will begin to expire in 2008, if not utilized before these dates. The benefit of these net operating losses will most likely be an adjustment to goodwill and intangible assets when realized, as the losses related to pre-acquisition periods of businesses acquired by the Company. Additionally, the Company has Federal research tax credit carryforwards for U.S. Federal income tax return purposes of approximately $9.2 million that expire through 2024. As of January 31, 2004, the Company has unused California research tax credits of approximately $15.5 million that will carry forward indefinitely until utilized. A valuation allowance has been provided for these tax credit carryovers at January 31, 2004 as it is more likely than not they will not be realized.

      As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company’s business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate.

      The Company has an undertaking from the government of Bermuda that it will not be subject to tax on its income and capital gains in Bermuda until March 28, 2016.

      Effective July 1, 1999, the Company’s Singapore operations have been granted Pioneer Status, which reduces the amount of Singapore taxes the Company is required to pay on certain non-investment income. This tax holiday is conditional upon the Company complying with certain conditions for minimum levels of investment, headcount and the nature of its activities at its Singapore operation. This tax holiday is effective through June 30, 2005. Discussions are currently taking place to have the Pioneer Status extended for an additional term.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 21, 2001, the Company acquired MSIL. MSIL’s Israeli operations have been granted Approved Enterprise Status by the Israeli government under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”). The Approved Enterprise Status provides a tax holiday on undistributed income derived from operations within certain “development regions” in Israel. This tax holiday is conditional upon the Company continuing to meet specified conditions stipulated by the Investment Law. The primary condition is a requirement to make a minimum amount of investments in fixed assets in Israel.

      On August 26, 2003, the Internal Revenue Service (IRS) began an annual audit of the tax years ended January 27, 2001, February 2, 2002 and February 1, 2003. The Company believes the ultimate resolution of the IRS audits will not have a material adverse impact on its consolidated financial statements.

Note 11 — Commitments and Contingencies:

Lease Commitments

      The Company leases its facilities under noncancelable operating leases and leases certain property and equipment under capital leases. Future minimum lease payments under the operating and capital leases as of January 31, 2004 are presented in the following table (in thousands):

			Net
	Operating	Sublease	Operating	Capital
Fiscal Year:	Leases	Income	Leases	Leases

2005	$12,047	$(654)	$11,393	$11,904
2006	11,358	(570)	10,788	10,951
2007	4,686	(518)	4,168	5,932
2008	3,629	(579)	3,050	2,002
2009	2,989	(621)	2,368	2,002
Thereafter	3,967	(1,334)	2,633	—

Total future minimum lease payments	$38,676	$(4,276)	$34,400	32,791

Less: amount representing interest				(2,100)

Present value of future minimum lease payments				30,691
Less: current portion				(10,747)

Long-term lease obligations				$19,944

      Rent expense on the operating leases for the years ended January 31, 2004, 2003 and 2002 was approximately $7.6 million, $6.2 million and $5.1 million, respectively.

      In October 2001, the Company entered into a lease agreement for a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease began on January 1, 2002 and continues through March 16, 2006. During the first quarter of fiscal 2003, the Company consolidated its three existing facilities in California into this new building. The lease on one of the existing facilities expired in February 2002, but the Company has ongoing, non-cancelable leases for the two other facilities. As a result, the Company recorded a facilities consolidation charge and subsequently obtained subleases for the two facilities (see Note 6). The future minimum lease payments for the two unoccupied facilities net of sublease income aggregated $7.4 million and are included in the above lease commitment table.

Purchase Commitments

      The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but requires repayment of all expenses incurred through the date of cancellation. As of

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2004, foundries had incurred approximately $76.5 million of manufacturing expenses on the Company’s outstanding purchase orders.

Contingencies

      On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. A consolidated amended class action complaint against the Company and its two officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial Court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and the Company as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed without prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. The Company’s board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against the Company and granting releases that extend to all of its officers and directors. The proposed settlement is subject to definitive documentation and court approval. The Company believes that the claims asserted are without merit and intends to defend these claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business, results of operations, financial condition or cash flows.

      On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court asserting claims against Company personnel and the Company for improperly obtaining and using information and technologies during the course of the negotiations with Company personnel regarding the potential acquisition of certain Jasmine assets by the Company. The lawsuit claims that Company officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and it are without merit and the Company intends to defend all claims vigorously. The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

      On March 11, 2004, Trinity Technologies, Inc. (“Trinity”) filed a lawsuit against the Company’s subsidiary, Marvell Semiconductor, Inc., (“MSI”) in the Superior Court of California, alleging breach of contract, implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain sales representative agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs and attorneys’ fees. The Company believes the claims are without merit and intends to defend against all claims vigorously. The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

      The Company is also party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, the Company does not believe that these matters will result in the payment of monetary damages, net of any applicable insurance proceeds, that, in the aggregate, would be material in relation to the Company’s consolidated financial position or results of operations. There can be no assurance that these matters will be resolved without costly litigation, in a manner that is not adverse to the Company’s financial position, results of operations or cash flows, or without requiring royalty payments in the future, which may adversely impact gross margins.

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

Note 12 — Segment and Geographic Information:

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one reportable segment — the design, development and sale of integrated circuits.

      The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Years Ended January 31,

Net Revenue:	2004	2003	2002

China	$90,088	$26,478	$2,471
Japan	111,512	49,025	31,111
Korea	101,635	33,337	4,969
Malaysia	193,296	80,008	3,098
Philippines	59,930	79,029	45,230
Singapore	70,900	104,347	79,900
Taiwan	90,237	59,034	56,293
United States	61,285	45,859	37,519
Others	40,879	28,168	28,204

	$819,762	$505,285	$288,795

	As of January 31,

Long-lived Assets:	2004	2003

Bermuda	$17,654	$20,485
Israel	21,547	15,784
United States	114,063	37,906
Others	2,623	2,251

	$155,887	$76,426

      The following table presents net revenues for groups of similar products (in thousands):

	Years Ended January 31,

Net Revenue:	2004	2003	2002

Storage products	$450,021	$284,809	$163,968
Communications products	369,741	220,476	124,827

	$819,762	$505,285	$288,795

Note 13 — Related Party Transactions:

      During fiscal year 2004, the Company incurred approximately $0.4 million of business travel and airplane operating expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”). The airplane provided by ACM to the Company is owned by Estopia Air, LLC (“Estopia”), a Delaware limited liability company, owned and controlled by Dr. Sehat Sutardja, the Company’s Chairman, President and CEO, and Weili Dai, the Company’s Executive Vice President. ACM manages and operates the airplane on behalf of Estopia. The $0.4 million of expenses was the result of the Company’s use of the plane for business travel purposes. The pricing was based on values determined to be market prices.

      In October 2001, the Company entered into a lease agreement with a privately-held design technology firm for certain computer-aided design software. One of the officers of the design technology firm is the brother of an officer and director of the Company and is also a shareholder of the Company. The design technology firm was acquired by Cadence Design Systems in December 2001 and the lease agreement was

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequently amended in June 2002. Total principal, interest and maintenance payments over the 3 1/2-year term of the lease will be $20.7 million. The remaining lease payments as of January 31, 2004 are included in the capital lease commitment table in Note 11 to the Consolidated Financial Statements.

Note 14 — Subsequent Event:

      On February 25, 2004, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares. The stock split is subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2004 Annual General Meeting tentatively scheduled for late May 2004.

      If the shareholders approve the increase in the Company’s authorized share capital and the stock split becomes effective, restated per share data as well as results for the last two fiscal years would be as follows:

	Years Ended
	January 31,

	2004	2003

Basic net income (loss) per share:
As reported	$0.36	$(0.61)
Pro forma	$0.18	$(0.30)
Diluted net income (loss) per share:
As reported	$0.33	$(0.61)
Pro forma	$0.16	$(0.30)

      Quarterly pro forma diluted earnings (loss) per share (unaudited):

	Years Ended January 31,

	2004		2003

	As Reported	Pro Forma	As Reported	Pro Forma

Quarter:
First	$0.03	$0.02	$(0.26)	$(0.13)
Second	$0.07	$0.03	$(0.08)	$(0.04)
Third	$0.08	$0.04	$(0.06)	$(0.03)
Fourth	$0.14	$0.07	$(0.20)	$(0.10)

Supplementary Data (Unaudited)

      The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2004. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future periods due to a variety of reasons, including those discussed in “Additional Factors That May Affect Future Results”.

	Fiscal 2004

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
Net revenue	$168,283	$192,854	$215,331	$243,294
Gross profit	92,170	103,910	114,494	126,982
Net income	4,357	9,422	11,956	19,775
Net income per share:
Basic	$0.04	$0.08	$0.09	$0.15
Diluted	$0.03	$0.07	$0.08	$0.14

	Fiscal 2003

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter(1)	Quarter(2)

	(In thousands, except per share amounts)
Net revenue	$98,800	$119,694	$135,944	$150,847
Gross profit	55,020	63,661	73,019	80,546
Net loss	(30,934)	(9,326)	(7,680)	(24,234)
Net loss per share:
Basic and diluted	$(0.26)	$(0.08)	$(0.06)	$(0.20)

(1)	During the first and third quarter of fiscal 2003, the Company recorded facilities consolidation charges of $17.8 million and $1.8 million, respectively. Refer to Note 6 of the consolidated financial statements.

(2)	During the fourth quarter of fiscal 2003, the Company wrote-off the remaining $22.4 million of Galileo trade name. Refer to Note 5 of the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

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

      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

      (b) Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item with respect to our executive officers is incorporated by reference from the information set forth under the caption “Executive Compensation Committee Interlocks and Insider Participation” in our 2004 Proxy Statement. The remaining information required by Items 401 and 405 of Regulation S-K is incorporated by reference from the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with our 2004 Annual General Meeting of Shareholders (the “2004 Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after January 31, 2004.

      We have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer (our principal executive officer), chief financial officer (our principal financial and accounting officer), controller and any person performing similar functions) and employees. The Code of Ethics is available on our web site www.marvell.com. We will disclose on our web site amendments to, or waivers from, our Code of Ethics applicable to our directors and executive officers, including our Chief Executive officer, our Chief Financial Officer (our principal financial and accounting officer), in accordance with applicable laws and regulations.

      The information required by this item concerning our audit committee financial expert is set forth in the section titled “Report of the Audit Committee” in our 2004 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by Item 402 of Regulation S-K is incorporated by reference from the information set forth under the caption “Executive Compensation” in our 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The information required by Item 201(d) and Item 403 of Regulation S-K is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2004 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

      The following information provides certain information with respect to all of our equity compensation plans in effect as of January 31, 2004.

Number of
	Number of		Securities
	Securities to Be	Weighted	Remaining
	Issued Upon	Average Exercise	Available for
	Exercise of	Price of	Future Issuance
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants, and	Reflected in
Plan Category	Rights(a)	Rights(b)	Column(a)(c)

Equity compensation plans approved by security holders(1)	30,118,438	$24.61	8,903,472 (2)
Equity compensation plans not approved by security holders(3)	334,383	$10.63	—

Total	30,452,821	$24.47	8,903,472

(1)	Includes the 1995 Stock Option Plan, the 1997 Directors’ Stock Option Plan, the 2000 Employee Stock Purchase Plan and shares of Common Stock reserved for issuance under option plans we assumed in connection with our acquisition of Galileo Technology Ltd. No further options will be awarded under the Galileo option plans.

(2)	The number of shares reserved for grant under the 1995 Stock Option Plan (the “1995 Plan”) is subject to an annual increase in shares reserved for issuance equal to the lesser of (a) 10,000,000 shares, (b) 5.0% of the outstanding shares of capital stock on such date, or (c) an amount of shares determined by our board of directors. The number of shares reserved for issuance under the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) includes an annual increase in shares reserved for issuance equal to the lesser of (a) 2,000,000 shares or (b) 1.5% of the outstanding shares of capital stock of the Company.

(3)	Consists of 139,745 shares of Common Stock reserved for issuance under options granted by the Company to former option holders of SysKonnect GmbH in connection with our acquisition of SysKonnect GmbH, 169,668 shares of Common Stock reserved for issuance under options granted by the Company to former option holders of RADLAN Computer Communications Ltd. in connection with our acquisition of RADLAN Computer Communications Ltd. and 24,970 shares of Common Stock reserved for issuance under options granted by the Company to former option holders of Asica, Inc. in connection with our acquisition of Asica, Inc.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 404 of Regulation S-K is incorporated by reference from the information set forth under the caption “Related Party Transactions” in our 2004 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      The information required by Item 9(e) of Schedule 14A is incorporated by reference from the information set forth under the caption “Information Concerning Independent Auditors” in our 2004 Proxy Statement.

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

      3. Exhibits.

      See Item 15(c) below.

      (b) Reports on Form 8-K

      On November 19, 2003, we filed a current report on Form 8-K furnishing under Item 12 our press release announcing certain information relating to our financial results for the third quarter of fiscal 2004. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

      On December 12, 2003, we filed a current report on Form 8-K furnishing under Item 9 announcing the retirement of a board member. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

      (c) Index to Exhibits

Exhibit
No.	Description

3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant’s Definitive Proxy Statement, as filed on May 21, 2001
4.1	Specimen common stock certificate of the registrant, incorporated by reference to Exhibit 4.1 of the registrant’s registration statement on Form S-1/ A (file no. 333-33086), as filed on May 5, 2000
10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000

Exhibit
No.	Description

10.2#	Galileo Technology Ltd. 1997 Employees’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.3#	Galileo Technology Ltd. 1997 GTI Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.4	Investors Rights Agreement dated September 10, 1999, incorporated by reference to Exhibit 10.6 of the registrant’s registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
10.5	Wafer Purchase Agreement by and between Marvell Technology Group Ltd. and Taiwan Semiconductor Manufacturing Corporation dated June 30, 1997, incorporated by reference to Exhibit 10.7 of the registrant’s registration statement on Form S-1/ A (file no. 333-33086), as filed on May 5, 2000
10.6*	Master Development, Purchasing and License Agreement between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.8 of the registrant’s registration statement on Form S-1/A (file no. 333-33086), as filed on June 23, 2000
10.7	Lease Agreement dated June 1, 2000 by and between Marvell Semiconductor, Inc. and 525 Almanor LLC, incorporated by reference to Exhibit 10.9 of the registrant’s quarterly report on Form 10-Q for the period ended July 29, 2000 as filed on September 12, 2000
10.8	Lease Agreement dated June 30, 2000 by and between Galileo Technology Ltd. and Zanker Development Co., incorporated by reference to Exhibit 10.12 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.9*	Technology License Agreement dated April 23, 2001 by and between Marvel International Limited and ARM Limited, incorporated by reference to Exhibit 10.13 of the registrant’s quarterly report on Form 10-Q for the period ended April 28, 2001 as filed on June 12, 2001
10.10*	Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.14 of the registrant’s quarterly report on Form 10-Q for the period ended July 28, 2001 as filed on September 12, 2001
10.11	Lease Agreement dated October 19, 2001 by and between Marvell Semiconductor, Inc. and Yahoo! Inc., incorporated by reference to Exhibit 10.15 of the registrant’s quarterly report on Form 10-Q for the period ended October 27, 2001 as filed on December 7, 2001
10.12*	Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant’s quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002
10.13*	Amendment Number 3 to Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.17 of the registrant’s quarterly report on Form 10-Q for the period ended November 2, 2002 as filed on December 17, 2002
10.14*	Volume Supply Requirements Agreement dated as of December 2, 2002, by and among Marvell Asia Pte Ltd. and Seagate Technology LLC incorporated by reference to Exhibit 10.18 of the registrant’s annual report on Form 10-K for the year ended February 1, 2003 as filed on May 2, 2003
10.15#	Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant’s quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003
10.16#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 of the registrant’s quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003
10.17	Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated August 18, 2003, incorporated by reference to Exhibit 10.21 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003

Exhibit
No.	Description

10.18	First Amendment to Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated October 15, 2003, incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
10.19	Second Amendment to Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated October 22, 2003, incorporated by reference to Exhibit 10.23 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (see page 98 of this report)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1p	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
32.2p	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

#	Denotes an executive or director compensation plan or arrangement.

*	Certain portions of this exhibit have been omitted pursuant to request for confidential treatment granted by the Securities and Exchange Commission.

p	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

      (d) Financial Statements Required by Regulation S-X which are excluded from the annual report to Shareholders by Rule 14a-3(b).

      Not applicable.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, California, on April 13, 2004.

MARVELL TECHNOLOGY GROUP LTD.

By:	/s/ DR. SEHAT SUTARDJA

Dr. Sehat Sutardja, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Sehat Sutardja, Ph.D. and George Hervey, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or substitute, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ SEHAT SUTARDJA Dr. Sehat Sutardja	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 13, 2004

/s/ GEORGE HERVEY George Hervey	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2004

/s/ WEILI DAI Weili Dai	Executive Vice President, Secretary and Director	April 13, 2004

/s/ PANTAS SUTARDJA Dr. Pantas Sutardja	Vice President and Director	April 13, 2004

/s/ MANUEL ALBA Manuel Alba	Director	April 13, 2004

/s/ HERBERT CHANG Herbert Chang	Director	April 13, 2004

/s/ JOHN M. CIOFFI Dr. John M. Cioffi	Director	April 13, 2004

Name and Signature	Title	Date

/s/ PAUL R. GRAY Dr. Paul R. Gray	Director	April 13, 2004

/s/ RON VERDOORN Ron Verdoorn	Director	April 13, 2004

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant’s Definitive Proxy Statement, as filed on May 21, 2001
4.1	Specimen common stock certificate of the registrant, incorporated by reference to Exhibit 4.1 of the registrant’s registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000
10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
10.2#	Galileo Technology Ltd. 1997 Employees’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.3#	Galileo Technology Ltd. 1997 GTI Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.4	Investors Rights Agreement dated September 10, 1999, incorporated by reference to Exhibit 10.6 of the registrant’s registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
10.5	Wafer Purchase Agreement by and between Marvell Technology Group Ltd. and Taiwan Semiconductor Manufacturing Corporation dated June 30, 1997, incorporated by reference to Exhibit 10.7 of the registrant’s registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000
10.6*	Master Development, Purchasing and License Agreement between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.8 of the registrant’s registration statement on Form S-1/A (file no. 333-33086), as filed on June 23, 2000
10.7	Lease Agreement dated June 1, 2000 by and between Marvell Semiconductor, Inc. and 525 Almanor LLC, incorporated by reference to Exhibit 10.9 of the registrant’s quarterly report on Form 10-Q for the period ended July 29, 2000 as filed on September 12, 2000
10.8	Lease Agreement dated June 30, 2000 by and between Galileo Technology Ltd. and Zanker Development Co., incorporated by reference to Exhibit 10.12 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.9*	Technology License Agreement dated April 23, 2001 by and between Marvel International Limited and ARM Limited, incorporated by reference to Exhibit 10.13 of the registrant’s quarterly report on Form 10-Q for the period ended April 28, 2001 as filed on June 12, 2001
10.10*	Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.14 of the registrant’s quarterly report on Form 10-Q for the period ended July 28, 2001 as filed on September 12, 2001
10.11	Lease Agreement dated October 19, 2001 by and between Marvell Semiconductor, Inc. and Yahoo! Inc., incorporated by reference to Exhibit 10.15 of the registrant’s quarterly report on Form 10-Q for the period ended October 27, 2001 as filed on December 7, 2001
10.12*	Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant’s quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002
10.13*	Amendment Number 3 to Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.17 of the registrant’s quarterly report on Form 10-Q for the period ended November 2, 2002 as filed on December 17, 2002

Exhibit
No.	Description

10.14*	Volume Supply Requirements Agreement dated as of December 2, 2002, by and among Marvell Asia Pte Ltd. and Seagate Technology LLC incorporated by reference to Exhibit 10.18 of the registrant’s annual report on Form 10-K for the year ended February 1, 2003 as filed on May 2, 2003
10.15#	Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant’s quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003
10.16#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 of the registrant’s quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003
10.17	Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated August 18, 2003, incorporated by reference to Exhibit 10.21 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
10.18	First Amendment to Purchase and Sale Agreement dated October 15, 2003, incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
10.19	Second Amendment to Purchase and Sale Agreement dated October 22, 2003, incorporated by reference to Exhibit 10.23 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (see page 98 of this report)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1p	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
32.2p	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

#	Denotes an executive or director compensation plan or arrangement.

*	Certain portions of this exhibit have been omitted pursuant to request for confidential treatment granted by the Securities and Exchange Commission.

p	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.