Form 10-Q
period 2004-05-01
MARVELL TECHNOLOGY GROUP LTD
filed 2004-06-10
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____ to ____

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

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at May 31, 2004
Common stock, $0.002 par value	133,115,872

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 30,	January 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$245,875	$224,399
Short-term investments	175,537	161,872
Accounts receivable, net of allowances of $2,852 and $2,849	151,453	136,513
Inventories	108,018	91,785
Prepaid expenses and other current assets	11,856	12,166
Deferred income taxes	6,547	6,547

Total current assets	699,286	633,282
Property and equipment, net	148,295	149,705
Goodwill	1,461,346	1,455,639
Acquired intangible assets	139,687	159,445
Other noncurrent assets	37,028	37,394

Total assets	$2,485,642	$2,435,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,431	$121,190
Accrued liabilities	25,725	15,927
Accrued employee compensation	25,859	20,896
Income taxes payable	6,981	2,155
Deferred income	21,423	12,996
Current portion of capital lease obligations	10,821	10,747

Total current liabilities	197,240	183,911
Capital lease obligations	17,331	19,944
Long-term income taxes payable	22,835	22,835
Other long-term liabilities	18,156	17,934

Total liabilities	255,562	244,624

Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.002 par value; 242,000 shares authorized; 133,032 and 131,747 shares issued and outstanding	266	263
Additional paid-in capital	2,897,403	2,872,545
Deferred stock-based compensation	(6,362)	(7,945)
Accumulated other comprehensive income (loss)	(945)	757
Accumulated deficit	(660,282)	(674,779)

Total shareholders’ equity	2,230,080	2,190,841

Total liabilities and shareholders’ equity	$2,485,642	$2,435,465

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	April 30,
	2004	2003
Net revenue	$269,577	$168,283
Operating costs and expenses:
Cost of goods sold (1)	127,836	76,113
Research and development (1)	63,272	46,639
Selling and marketing (1)	18,701	15,463
General and administrative (1)	6,837	3,580
Amortization of stock-based compensation	1,388	658
Amortization and write-off of acquired intangible assets and other	33,258	19,448

Total operating costs and expenses	251,292	161,901

Operating income	18,285	6,382
Interest and other income, net	1,672	1,311

Income before income taxes	19,957	7,693
Provision for income taxes	5,460	3,336

Net income	$14,497	$4,357

Net income per share:
Basic	$0.11	$0.04

Diluted	$0.10	$0.03

Weighted average shares:
Basic	132,239	121,336

Diluted	146,092	129,573

(1)	Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$31	$39
Research and development	820	263
Selling and marketing	217	77
General and administrative	320	279

	$1,388	$658

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 30,
	2004	2003
Cash flows from operating activities:
Net income	$14,497	$4,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,373	7,650
Amortization of stock-based compensation	1,388	658
Amortization and write-off of acquired intangible assets and other	19,758	19,448
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14,940)	(3,893)
Inventories	(16,233)	(7,059)
Prepaid expenses and other assets	647	(1,328)
Accounts payable	(14,759)	14,604
Accrued liabilities and other	10,663	228
Accrued employee compensation	4,963	3,704
Accrued facility consolidation charge	(606)	(690)
Income taxes payable	4,826	2,865
Deferred income	8,427	(1,216)

Net cash provided by operating activities	28,004	39,328

Cash flows from investing activities:
Purchases of short-term investments	(56,268)	(4,172)
Sales and maturities of short-term investments	40,884	4,357
Purchases of property and equipment	(7,117)	(7,067)
Purchases of technology licenses and other	(837)	(450)

Net cash used in investing activities	(23,338)	(7,332)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of repurchases	19,349	3,022
Principal payments on capital lease obligations	(2,539)	(1,047)

Net cash provided by financing activities	16,810	1,975

Net increase in cash and cash equivalents	21,476	33,971
Cash and cash equivalents at beginning of period	224,399	125,316

Cash and cash equivalents at end of period	$245,875	$159,287

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and its Significant Accounting Policies

The Company

     Marvell Technology Group Ltd. (the “Company”), a Bermuda company, was incorporated on January 11, 1995. The Company is a leading, global semiconductor provider of high-performance analog, mixed-signal and digital signal processing integrated circuits. The Company’s diverse product portfolio includes switching, transceivers, wireless, PC connectivity, gateway, communications controllers, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. On January 21, 2001, the Company acquired Galileo Technology Ltd. (“Galileo”), an Israeli corporation. Galileo develops high-performance internetworking and switching products. In January 2003, Galileo’s name was changed to Marvell Semiconductor Israel Ltd. (MSIL). On June 19, 2002, the Company acquired SysKonnect GmbH (“SysKonnect”), a German corporation. SysKonnect develops and markets client-server products. On June 27, 2003, the Company acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software. On November 24, 2003, the Company acquired Asica, Inc. (Asica). Asica designs and develops digital signal processors and microprocessors for embedded applications.

Basis of presentation

     The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2005 will be comprised of 52 weeks. For presentation purposes only, the financial statements and notes refer to January 31 as the Company’s year-end and April 30, July 31 and October 31 as the Company’s quarter-ends.

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2004, the results of its operations for the three months ended April 30, 2004 and 2003, and its cash flows for the three months ended April 30, 2004 and 2003. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Available-for-sale investments

     The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

	April 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$178,117	$70	$(590)	$177,597
U.S. Federal, State, county and municipal debt securities	113,492	76	(612)	112,956

	291,609	146	(1,202)	290,553
Less amounts classified as cash equivalents	(115,016)	—	—	(115,016)

Short-term investments	$176,593	$146	$(1,202)	$175,537

     The contractual maturities of available-for-sale debt securities classified as short-term investments at April 30, 2004 are presented in the following table (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$33,430	$33,470
Due between one and four years	143,163	142,067

	$176,593	$175,537

     The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2004 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$62,230	$(590)	$—	$—	$62,230	$(590)
U.S. Federal, State, county and municipal debt securities	65,190	(612)	—	—	65,190	(612)

Total temporarily impaired securities	$127,420	$(1,202)	$—	$—	$127,420	$(1,202)

	January 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$118,813	$488	$(193)	$119,108
U.S. Federal, State, county and municipal debt securities	103,896	407	(39)	104,264

	222,709	895	(232)	223,372
Less amounts classified as cash equivalents	(61,500)	—	—	(61,500)

Short-term investments	$161,209	$895	$(232)	$161,872

Inventories

     Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	April 30,	January 31,
	2004	2004
Work-in-process	$70,687	$67,815
Finished goods	37,331	23,970

	$108,018	$91,785

Goodwill and purchased intangible assets

     The carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of April 30, 2004			As of January 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$394,715	$(255,252)	$139,463	$394,715	$(235,516)	$159,199
Trade name	100	(42)	58	100	(30)	70
Customer contracts	200	(34)	166	200	(24)	176

Total identified intangible assets	395,015	(255,328)	139,687	395,015	(235,570)	159,445
Goodwill	1,809,252	(347,906)	1,461,346	1,803,545	(347,906)	1,455,639

Total intangible assets	$2,204,267	$(603,234)	$1,601,033	$2,198,560	$(583,476)	$1,615,084

     The changes in the carrying amount of the goodwill for the three-month period ended April 30, 2004 are as follows (in thousands):

April 30,
2004
Balances as of January 31, 2004	$1,455,639
Goodwill acquired during the period	5,707

Balances as of April 30, 2004	$1,461,346

     The increase in goodwill during the quarter ended April 30, 2004 was due to the former RADLAN shareholders becoming entitled to certain shares to be issued based on the Company’s achievement of revenues from certain products during the first quarter of fiscal 2005 (see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

     Identified intangible assets consist of purchased technology, trade name, and customer contracts and related relationships. Purchased technology and customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of five years. Trade name is amortized on a straight-line basis over its estimated useful life of two years. The aggregate amortization expense of identified intangible assets was $19.8 million and $19.4 million in the first quarter of fiscal years 2005 and 2004, respectively. The estimated total future annual amortization expense of acquired intangible assets is $59.3 million for the remaining nine months of fiscal year 2005, $77.5 million for fiscal year 2006, $1.2 million for fiscal years 2007 and 2008, respectively, and $524,000 for fiscal year 2009.

     In the quarter ended April 30, 2004, the Company entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, the Company agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other.

Balance sheet components (in thousands)

	April 30,	January 31,
	2004	2004
Other noncurrent assets:
Equity investments in private companies	$7,236	$7,236
Other	29,792	30,158

	$37,028	$37,394

	October 31,	January 31,
	2003	2003
Other long-term liabilities:
Long-term facilities consolidation charge	$4,614	$5,149
Accrued severance	9,943	9,189
Other	3,599	3,596

	$18,156	$17,934

Warranty accrual

     The Company’s products are generally subject to warranty and it provides as a component of cost of goods sold for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that it will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. Changes in the Company’s warranty accrual during the first quarters of fiscal 2005 and 2004, respectively are as follows (in thousands):

	April 30,	April 30,
	2004	2003
Warranty accrual (included in accrued liabilities):
Beginning balance	$812	$526
Charges to cost of goods sold	322	291
Payments and other charges	(405)	(241)

Ending balance	$729	$576

Net income per share

     The Company reports both basic net income per share, which is based upon the weighted average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares. The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2004	2003
Numerator:
Net income	$14,497	$4,357

Denominator:
Weighted average shares of common stock outstanding	132,278	121,583
Less: unvested common shares subject to repurchase	(39)	(247)

Weighted average shares — basic	132,239	121,336
Effect of dilutive securities-
Unvested common shares subject to repurchase	39	247
Warrants	319	—
Contingently issuable shares	512	—
Common stock options	12,983	7,990

Weighted average shares — diluted	146,092	129,573

Basic net income per share	$0.11	$0.04

Diluted net income per share	$0.10	$0.03

     Options to purchase 435,161 common shares at a weighted average exercise price of $54.32 have been excluded from the computation of diluted net income per share for the three months ended April 30, 2004 as their exercise prices were greater than the average market price of the common shares for the period. Options to purchase 9,543,849 common shares at a weighted average exercise price of $29.36 have been excluded from the computation of diluted net income per share for the three months ended April, 30, 2003 as their exercise prices were greater than the average market price of common shares for the period.

Comprehensive income

     The components of comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended
	April 30,
	2004	2003
Net income	$14,497	$4,357
Other comprehensive income:
Unrealized loss on available-for-sale investments, net of tax	(1,702)	(77)

Total comprehensive income	$12,795	$4,280

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

	Three Months Ended April 30,
	2004	2003
Net income:
As reported	$14,497	$4,357
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effects	1,388	658
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(37,989)	(17,111)

Pro forma	$(22,104)	$(12,096)

Basic net income (loss) per share:
As reported	$0.11	$0.04
Pro forma	$(0.17)	$(0.10)
Diluted net income (loss) per share:
As reported	$0.10	$0.03
Pro forma	$(0.17)	$(0.10)

Reclassifications

     Certain amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

     Additionally, 511,628 shares of the Company’s common stock are reserved for future issuance over a one-year period to former RADLAN shareholders, which is dependent upon the Company’s revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of April 30, 2004, approximately 29% or 146,645 of the remaining 511,628 shares reserved for future issuance were earned based on the Company’s achievement of revenues from certain products during the first quarter of fiscal 2005. As a result, the Company recorded a $5.7 million adjustment to increase goodwill. The $5.7 million goodwill adjustment was calculated based on the 146,645 shares earned multiplied by the $38.92 closing price of the Company’s stock on April 30, 2004. The remaining 364,983 shares, if issued, will represent additional purchase price and will be accounted for as additional goodwill.

     The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows (in thousands):

Amortizable intangible assets:
Purchased technology	$5,400
Trade name	100
Customer contracts and relationships	200

Total amortizable intangible assets	5,700
Goodwill	123,759
Current assets	2,325
Previously licensed technology	(2,500)
Property, plant and equipment	1,995
Other non current assets	1,526
Current liabilities	(15,719)
Other long-term liabilities	(2,136)

Total purchase price	$114,950

     Amortizable intangible assets consist of purchased technology, trade name, and customer related intangibles with useful lives of two to five years. Approximately $123.8 million has been allocated to goodwill, which represents the excess purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

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

Three Months
Ended April 30,
2003
Net revenues	$168,443
Net loss	$(1,037)
Basic net loss per share	$(0.01)
Diluted net loss per share	$(0.01)

3. Facilities Consolidation Charge

     During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities. These charges included $12.6 million in lease abandonment charges relating to the consolidation of its three facilities in California into one location. The lease abandonment charge included the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The Company incurred charges of $1.0 million during the quarter ended April 30, 2002, as a result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities. The facilities consolidation charge also included $6.0 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities, which reduced the carrying amount of the impaired assets. During the quarter ended July 31, 2003, the Company subleased the abandoned facilities. Actual sublease income approximated the estimated sublease income. As of April 30, 2004, cash payments of $6.7 million, net of sublease income, had been made in connection with this charge. Approximately $6.7 million is accrued for the facilities consolidation charge as of April 30, 2004, of which $2.1 million is the current portion included in accrued liabilities while the long-term portion totaling $4.6 million is payable through 2010, and is included in other long-term liabilities.

     A summary of the facilities consolidation charge during the three months ended April 30, 2004 is as follows (in thousands):

	Balance at			Remaining
	January 31,	Net Cash	Non-Cash	Liability at
	2004	Payments	Charges	April 30, 2004
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$7,355	$(606)	$—	$6,749

4. Recent Accounting Pronouncements

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

     Among the scope exceptions, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist. During the quarter ended April 30, 2004, the Company’s adoption of FIN 46R for investments prior to February 1, 2003 did not have a material impact on its consolidated financial statements.

5. Commitments and Contingencies

     Purchase Commitments

     The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation. As of April 30, 2004, foundries had incurred approximately $72.3 million of manufacturing expenses on the Company’s outstanding purchase orders. As of April 30, 2004, the Company also had approximately $5.1 million of other outstanding non-cancellable purchase orders for capital purchase obligations.

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

     On March 11, 2004, Trinity Technologies, Inc. (“Trinity”) filed a lawsuit against the Company’s subsidiary, Marvell Semiconductor, Inc., (“MSI”) in the Superior Court of California, alleging violation of the California Wholesale Sales Representative Contractual Relations Act of 1990, as well as breach of contract, breach of the implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as costs and attorneys’ fees. The Company believes the claims are without merit and intends to defend against all claims vigorously. The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

     In April 2004, Lonestar Inventions, L.P. (“Lonestar”) filed a complaint against the Company’s subsidiary, MSI, Analog Devices, Inc. and Broadcom Corporation in the United States District Court for the Western District of Texas in Austin alleging that MSI and the other named defendants (i) infringe a single patent relating to circuit technology, and (ii) induce infringement of such patent. The complaint seeks a permanent injunction against MSI as well as the recovery of monetary damages, including treble damages for willful infringement, and attorney’s fees. MSI has answered the complaint by asserting that it does not infringe, the patent is invalid, and the patent is unenforceable. Although the Company believes that it has strong defenses to the claim of Lonestar in the foregoing action, and is defending the claims vigorously, the Company cannot predict the outcome of this litigation. This litigation may be costly, may divert management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

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

6. Related Party Transaction

     During the quarter ended April 30, 2004, the Company incurred approximately $0.2 million of business travel and airplane operating expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”). The airplane provided by ACM to the Company is owned by Estopia Air, LLC (“Estopia”), a Delaware limited liability company, owned and controlled by Dr. Sehat Sutardja, the Company’s Chairman, President and CEO, and Weili Dai, the Company’s Executive Vice President. ACM manages and operates the airplane on behalf of Estopia.

7. Subsequent Event

     On February 25, 2004, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares. The stock split was subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2004 Annual General Meeting. On May 28, 2004, shareholders at the Company’s 2004 Annual General Meeting approved an increase in the authorized share capital by 250 million shares of common stock. Stock certificates representing one additional share for each share held will be delivered on or about June 28, 2004 (payment date) to all shareholders of record at the close of business on June 14, 2004 (record date).

     Restated quarterly pro forma per share data for the three months ended April 30, 2004 and 2003 would be as follows (unaudited):

	Three Months Ended
	April 30,
	2004	2003
Basic net income per share:
As reported	$0.11	$0.04
Pro forma	$0.05	$0.02
Diluted net income per share:
As reported	$0.10	$0.03
Pro forma	$0.05	$0.02

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, but are not limited to, statements regarding our expectations as to growth in revenue from our products and reasons for such expectations, sources of revenue, our expectations as to research and development, sales and marketing and general and administrative expense, potential fluctuations in our gross margin, the impact, if any, of legal proceedings, customer concentration and expected revenue concentration from Asia, working capital needs, accounts receivable, inventory, the rate of new orders, adequacy of capital resources, funding of capital requirements, factors impacting our capital requirements, liquidity, expected impact of our contractual obligations, the impact of the adoption of accounting pronouncements, future acquisitions, strategic alliances or joint ventures, sources of competition, future design features and uses of our current and future products, strategic relationships with customers, the need for new and upgraded operational and financial systems, procedures and controls, reasons for decreases in gross profits, and payment of income tax in foreign jurisdictions. Forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled “Additional Factors That May Affect Future Results,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q are identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-Q. You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our 2004 Annual Report on Form 10-K, that attempt to advise you of the risks and factors that may affect our business.

Overview

     We are a leading global semiconductor provider of high-performance analog, mixed-signal and digital signal processing integrated circuits. Our diverse product portfolio includes switching, transceivers, wireless PC connectivity, gateways, communications controllers, and storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. We were founded in 1995. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products. The acquisition was accounted for using the purchase method of accounting, and the operating results of MSIL have been included in our consolidated financial statements from the date of acquisition. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $115.0 million.

     We offer our customers a wide range of high-performance analog, mixed-signal and digital signal processing integrated circuits. Our products can be utilized in a wide array of enterprise and consumer applications including hard disk drives, high-speed networking equipment, PCs, WLAN solutions for SOHO and residential gateway solutions, WLAN solutions for emerging consumer applications such as cellular handsets, gaming devices, PDAs, and emerging home entertainment multimedia client devices.

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the three months ended April 30, 2004, approximately 51% of our net revenue was derived from sales to four significant customers, each of whom individually accounted for 10% or more of our net revenue during this period. Also for the three months ended April 30, 2004, one distributor accounted for 14% of our net revenue during this period. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 93% of our net revenue for the three months ended April 30, 2004. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

     Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2005 will be comprised of 52 weeks. For presentation purposes, our financial statements and notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to January 31 as our year-end and April 30, July 31 and October 31 as our quarter-ends.

Critical Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2004, as filed with the Securities Exchange Commission. There have been no material changes in any of our accounting policies since January 31, 2004.

Results of Operations

     The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	April 30,
	2004	2003
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold*	47.4	45.2
Research and development*	23.5	27.7
Selling and marketing*	7.0	9.2
General and administrative*	2.5	2.1
Amortization of stock-based compensation	0.5	0.4
Amortization and write-off of acquired intangible assets and other	12.3	11.6

Total operating costs and expenses	93.2	96.2

Operating income	6.8	3.8
Interest and other income, net	0.6	0.8

Income before income taxes	7.4	4.6
Provision (benefit) for income taxes	2.0	2.0

Net income	5.4%	2.6%

*	Excludes stock-based compensation

Three Months Ended April 30, 2004 and 2003

     Net Revenue

	Three Months Ended April 30,
	2004	2003	% Change
Net revenue	$269,577	$168,283	60.2%

     Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increases in net revenue reflect a significant increase in volume shipments of our storage System-on-Chips, or SOCs, Gigabit Ethernet physical layer transceivers and wireless products during the three months ended April

30, 2004, primarily due to increased acceptance of our storage SOC products by hard disk manufacturers, the continued adoption of our Gigabit Ethernet products as a replacement for Fast Ethernet products, and volume shipments of our new 802.11g wireless local area network, or WLAN products. Revenue derived from development contracts increased in absolute dollars during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, but represented less than 10% of net revenue for each period.

     We expect that revenue for fiscal 2005 will increase from the level of revenue we reported in fiscal 2004 due to increased shipments of our storage SOCs into business PCs and into emerging consumer storage electronics. Also, we expect additional growth in fiscal 2005 compared to fiscal 2004 due to increases in shipments of our WLAN products from new design wins and our Gigabit Ethernet products for switching equipment.

     A portion of our revenue is concentrated with a relatively small number of customers. For the quarter ended April 30, 2004, four customers each represented more than 10% of our net revenue for a combined total of 51% of our net revenue. For the quarter ended, April 30, 2003, two customers each represented more than 10% of our net revenue for a combined total of 38% of our net revenue. In addition, one distributor accounted for approximately 14% of our net revenue in the quarter ended April 30, 2004.

     Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 93% and 88% in the first quarters of fiscal 2005 and 2004, respectively. The rest of our sales are to customers located in the United States and other geographic regions.

     Cost of Goods Sold

	Three Months Ended April 30,
	2004	2003	% Change
Cost of goods sold	$127,836	$76,113	68.0%
% of net revenue	47.4%	45.2%
Gross margin	52.6%	54.8%

     Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was primarily due to a product mix change, which included production ramps of our storage SOCs, Gigabit Ethernet PHY transceivers and WLAN products. In addition, higher period costs related to an increase in inventory obsolescence charges of $3.3 million for older, slow-moving products contributed to a decrease in gross margins in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, increased pricing pressures from our customers and competitors, increased period costs, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

     Research and Development

	Three Months Ended April 30,
	2004	2003	% Change
Research and development	$63,272	$46,639	35.7%
% of net revenue	23.5%	27.7%

     Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was primarily due to the hiring of additional development personnel, including personnel costs associated with a full quarter of operations from our acquisitions of RADLAN in June of fiscal 2004 and Asica in November of fiscal 2004, all of which resulted in an increase in salary and related costs of $9.4 million. Additionally, we incurred increased costs of $1.2 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $1.9 million arising from purchases of property, equipment and technology licenses and other allocated expenses of $1.5 million related to our expanding operations. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.

     Selling and Marketing

	Three Months Ended April 30,
	2004	2003	% Change
Selling and marketing	$18,701	$15,463	20.9%
% of net revenue	7.0%	9.2%

     Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was primarily due to the hiring of additional sales and marketing personnel, including personnel costs associated with a full quarter of operations from our acquisition of RADLAN in June of fiscal 2004, all of which resulted in an increase in salary and related costs of $2.4 million. Additionally, we incurred other costs of $0.8 million related to expanding our sales and marketing activities as we broaden our customer and product base. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts in emerging product markets such as power management.

     General and Administrative

	Three Months Ended April 30,
	2004	2003	% Change
General and administrative	$6,837	$3,580	91.0%
% of net revenue	2.5%	2.1%

     General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. The increase in absolute dollars in general administrative expense in the first quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily due to the hiring of additional administrative personnel and personnel costs associated with a full quarter of operations from the RADLAN acquisition in June of fiscal 2004, all of which resulted in an increase in salary and related costs of $0.9 million. Our expenses also increased by $2.3 million due to higher professional fees as a result of our expanding operations, attorney fees associated with our on-going legal proceedings and costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002. We expect that general and administrative expense will increase in absolute dollars in future periods due to additional personnel to support expansion of our operations, increased legal fees due to ongoing legal proceedings and increased costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

     Amortization of Stock-Based Compensation

	Three Months Ended April 30,
	2004	2003	% Change
Amortization of stock-based compensation	$1,388	$658	110.9%
% of net revenue	0.5%	0.4%

     We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the assumption and grant of stock options as a result of our acquisitions. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. The increase in amortization expense in both absolute dollars and percentage of net revenue in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily resulted from a higher balance of deferred stock-based compensation due to additional deferred stock-based compensation recorded from our acquisitions in fiscal 2004 being amortized in the first quarter of fiscal 2005.

Amortization and Write-off of Acquired Intangible Assets and Other

	Three Months Ended April 30,
	2004	2003	% Change
Amortization of acquired intangible assets and other	$33,258	$19,448	71.0%
% of net revenue	12.3%	11.6%

     In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $434.7 million of acquired intangible assets. In connection with the acquisition of RADLAN, we recorded $5.7 million of acquired intangible assets. The acquired intangible assets from the RADLAN acquisition are being amortized over its estimated economic lives of two to five years. In connection with the acquisition of Asica, we recorded $360,000 of acquired intangible assets. The acquired intangible assets from the Asica acquisition are being amortized over their economic life of five years. During the first quarter of fiscal 2005, we entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other. The remainder of the increase in amortization and write-off of acquired intangible assets and other expense in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was due to additional amortization of purchased intangibles in the first quarter of fiscal 2005 from the RADLAN acquisition in June of 2003 and the Asica acquisition in November of 2003.

Interest and Other Income, net

	Three Months Ended April 30,
	2004	2003	% Change
Interest and other income, net	$1,672	$1,311	27.5%
% of net revenue	0.6%	0.8%

     Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. The increase in interest and other income, net for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 is primarily due to realized gains of $0.3 million on the sale of marketable securities in the first quarter of fiscal 2005 compared with no realized gains in the first quarter of fiscal 2004. Also contributing to the increase in interest and other income, net in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was a loss of $0.2 million on an equity method investment during the first three months of fiscal 2004. This was partially offset by $0.1 million increase in interest expense for the first quarter of fiscal 2005.

Provision for Income Taxes

	Three Months Ended April 30,
	2004	2003	% Change
Provision for income taxes	$5,460	$3,336	63.7%
% of net revenue	2.0%	2.0%

     Our effective tax rate was 27.4% for the three months ended April 30, 2004 compared to 43.4% for the three months ended April 30, 2003. For the three months ended April 30, 2004 and 2003, the effective tax rates are affected by stock-based compensation and non-deductible expenses relating to our acquisitions, which were recorded using purchase accounting. Excluding the effect of stock-based compensation expense, non-deductible acquisition-related expenses and other write-off related expenses, our adjusted effective tax rate for the first quarter of fiscal 2005 was 10%, compared to 12% for the first quarter of fiscal 2004. Our adjusted effective tax rate decreased to 10% in the first quarter of fiscal 2005 from 12% in the first quarter of fiscal 2004 as a result of a relative increase in pretax profits in jurisdictions with lower tax rates.

     On August 26, 2003, the Internal Revenue Service (IRS) began an income tax audit of Marvell Semiconductor, Inc. (MSI), a subsidiary of Marvell Technology Group, Ltd., for fiscal years ended January 31, 2001, 2002 and 2003. We believe the ultimate resolution of the IRS audit will not have a material adverse impact on our consolidated financial statements.

Liquidity and Capital Resources

     Our principal source of liquidity as of April 30, 2004 consisted of $421.4 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

     Net Cash Provided by Operating Activities

     Net cash provided by operating activities was $28.0 million for the three months ended April 30, 2004 compared to $39.3 million for the three months ended April 30, 2003. The cash inflow from operations in the first three months of fiscal 2005 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first three months of fiscal 2005 included $19.8 million related to amortization of acquired intangible assets and other, $9.4 million of depreciation and amortization expense and $1.4 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first three months of fiscal 2005 included an increase of $10.6 million in accrued liabilities and other primarily related to an accrual for a technology license, $8.4 million in deferred income primarily as the result of increased shipments of products to our distributors to support increased sales levels, an increase of $5.0 million in accrued employee compensation primarily as the result of increased contributions to the employee stock purchase plan and higher benefit related obligations as a result of the increase in number of employees, and an increase of $4.8 million in income tax payable resulting from taxable income in the first three months of fiscal 2005.

     Significant working capital changes offsetting positive cash flow in the first three months of fiscal 2005 included an $14.8 million decrease in accounts payable due primarily to payments made on outstanding balances at the beginning of the quarter. Inventory increased by $16.2 million primarily as a result of increased volumes of sales and associated purchases of inventory required to meet customer demand. The number of days of inventory increased in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 as we have built buffer inventory in response to longer production lead times and tighter capacity constraints at our foundries. Accounts receivable increased by $14.9 million primarily due to higher total net revenue in the first three months of fiscal 2005 as compared to the first three months of fiscal 2004. Although accounts receivable has increased, the days sales outstanding metric, or DSO, has remained consistent in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 in the range of 48 to 51 days. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal year-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.

     During the first three months of fiscal 2004, net cash provided by operating activities was $39.3 million for the three months ended April 30, 2003. The cash inflow from operations in the first three months of fiscal 2004 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first quarter of fiscal 2004 included $19.4 million related to amortization of acquired intangible assets, $7.7 million of depreciation and amortization expense, and $0.7 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first quarter of fiscal 2004 included an increase of $14.6 million in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during the first quarter of fiscal 2004, an increase of $3.7 million in accrued employee compensation primarily as the result of increased employee stock purchase contributions, and an increase of $2.9 million in income tax payable resulting from higher taxable income in the first quarter of fiscal 2004. Significant working capital changes offsetting positive cash flow in the first quarter of fiscal 2004 included a $7.1 million increase in inventory primarily as a result of increased volumes of sales and associated purchases of inventory required to meet demand. Accounts receivable increased by $3.9 million primarily due to higher net revenue in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.

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

     Net Cash Used in Investing Activities

     Net cash used in investing activities was $23.3 million for the three months ended April 30, 2004 and $7.3 million for the three months ended April 30, 2003. The net cash used in investing activities in the first three months of fiscal 2005 was due to purchases of property and equipment of $7.1 million, and purchases of short-term investments of $56.3 million, partially offset by the proceeds from the sales and maturities of short-term investments of $40.9 million. The net cash used in investing activities in the first three months of fiscal 2004 was due to purchases of property and equipment of $7.1 million, purchases of short-term investments of $4.2 million, partially offset by the proceeds from the sales and maturities of short-term investments of $4.4 million.

     Net Cash Provided by Financing Activities

     Net cash provided by financing activities was $16.8 million for the three months ended April 30, 2004 and $2.0 million for the three months ended April 30, 2003. In the first three months of fiscal 2005 and 2004, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of April 30, 2004, our foundries had incurred approximately $72.3 million of manufacturing expenses on our outstanding purchase orders.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in California into one location. This charge included the remaining lease commitments of these facilities reduced by the estimated sublease income for the duration of the lease term. Prior to the consolidation of these facilities, we were leasing three separate facilities in California within ten miles of each other. We had expanded into two additional facilities because our headcount growth exceeded the capacity of our main California facility and we assumed an additional lease through the acquisition of MSIL. The main factors that led to the consolidation of these three facilities were that the lease on our main California facility expired in February 2002, a decline in market lease rates in Silicon Valley from the prior years and a focus on improving employee productivity by minimizing travel between facilities. During the second quarter of fiscal 2004, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitments, resulting in negative cash flow over the remaining term of the subleases of approximately $6.7 million. At April 30, 2004, cash payments of $6.7 million, net of sublease income had been made in connection with this charge. Approximately $6.7 million is accrued for the facilities consolidation charge as of April 30, 2004 of which $2.1 million is the current portion while the long-term portion totaling $4.6 million is payable through 2010.

     On June 27, 2003, we completed the acquisition of RADLAN Computer Communications Ltd. Upon the closing, we issued a total of 1,317,642 shares of common stock (valued at $24.0 million) and assumed 156,963 of vested options (valued at $2.9 million). In addition, we issued warrants to purchase 543,183 shares of our common stock at an exercise price of $18.41 per share (valued at $7.5 million). On October 6, 2003, we issued an additional 1,162,791 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 511,628 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 511,628 shares of our common stock are reserved for future issuance over a one-year period to former RADLAN shareholders, which is dependent upon our revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of April 30, 2004, approximately 29%, or 146,645 of the remaining 511,628 shares reserved for future issuance to former RADLAN shareholders were earned based on the Company’s achievement of revenues from certain products during the first quarter of fiscal 2005.

     On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. It is currently intended that the site will be the future location of our U.S. subsidiary. As a result of the purchase of the buildings, we expect to make significant commitments and incur costs to improve the buildings over the next twelve to eighteen months. We are still in the preliminary planning stages of defining the scope of the work to be performed as well as selecting contractors. However, we have prepared preliminary estimates of the amount of improvements that we plan to spend to build out and improve the buildings. We currently expect to spend approximately $40-$50 million for building improvements over the next twelve to eighteen months. The amount that we plan to spend and commit for building improvements is an estimate and may change as the scope of the work is defined and plans are finalized. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to research and development, sales and marketing and general and administrative expenses.

     On November 24, 2003, we completed the acquisition of Asica, Inc. Prior to the acquisition, we owned 46% of the outstanding equity of Asica. Upon closing we issued a total of 90,137 shares of common stock (valued at $3.5 million) to acquire the remaining outstanding equity and assumed 26,021 vested options valued at approximately $0.9 million.

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

     The following table summarizes our contractual obligations as of April 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
						There-
	2005	2006	2007	2008	2009	after	Total
	(remaining
	nine months)
Contractual obligations:
Operating leases	$9,250	$10,799	$4,178	$3,052	$2,368	$2,643	$32,290
Capital lease obligations	8,941	11,056	5,932	2,002	2,002	—	29,933
Purchase commitments to foundries	72,305	—	—	—	—	—	72,305
Capital purchase obligations	5,055	—	—	—	—	—	5,055

Total contractual cash obligations	$95,551	$21,855	$10,110	$5,054	$4,370	$2,643	$139,583

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

     Among the scope exceptions, companies are not required to apply FIN 46R to an entity that meets the criteria to be considered a “business” as defined in the Interpretation unless one or more of four named conditions exist. During the quarter ended April 30, 2004, the adoption of FIN 46R for investments acquired prior to February 1, 2003 did not have a material impact on our consolidated financial statements.

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

     In the first quarter of fiscal 2005, approximately 51% of our net revenue was derived from sales to four customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Samsung accounted for approximately 15%, Western Digital accounted for approximately 13%, Intel accounted for approximately 12% and Toshiba accounted for approximately 11%. Additionally, Wintech, a distributor, accounted for approximately 14% of our net revenue during the first quarter of fiscal 2005. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

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

     Our future success will depend on our ability, in a timely and cost-effective manner, to develop new products and enhancements to our existing products. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Even if the new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of these products in a timely manner.

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

     On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million. It is currently intended that the site will be the future location of our U.S. subsidiary. The real property includes land and buildings, primarily related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

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

     In the WLAN market, we face competition from a number of additional competitors who have a longer history of serving that market. Many of these competitors have more-established reputations in that market and longer-standing relationships with the customers to whom we sell our products, which could prevent us from competing successfully. Competition could increase pressure on us to lower our prices and lower our margins, which, in turn, would harm our operating results.

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

     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the past few years, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.6 billion as of April 30, 2004. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We depend on key personnel with whom we do not have employment agreements to manage our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products. We believe that our future success is highly dependent on the contributions of Sehat Sutardja Ph.D., our co-founder, President and Chief Executive Officer; Weili Dai, our co-founder and Executive Vice President; and Pantas Sutardja Ph.D., our co-founder and Chief Technology Officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

     There is currently a shortage of qualified technical personnel with significant experience in the design, development, manufacture, marketing and sales of integrated circuits. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacture of products based on analog technology, and competition for these engineers is intense. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth.

Our officers and directors own a large percentage of our voting stock, and three existing directors, who are also significant shareholders, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related directors to greatly influence the election of directors and the approval or disapproval of significant corporate actions.

     As of May 31, 2004, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 25% of the outstanding shares our common stock. Additionally, Sehat Sutardja Ph.D. and Weili Dai are husband and wife and Sehat Sutardja Ph.D. and Pantas Sutardja Ph.D. are brothers. All three are directors and together they held approximately 25% of our outstanding common stock as of May 31, 2004. As a result, if the directors and officers as a group or any of Sehat Sutardja Ph.D., Weili Dai, and Pantas Sutardja Ph.D. act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

     In May 2003, we completed the implementation of a new Enterprise Resource Planning, or ERP, system. In addition, we have recently completed the implementation and integration of certain modules of the ERP system for subsidiaries that we recently acquired. We also plan to implement new modules of the ERP system in the future. Implementation of new modules of an ERP system is a very complex, costly and time-consuming process. Any unforeseen delays or difficulties after we begin transacting on the modified system or in performing financial closes on, or upgrades to the systems, may divert the attention of management and other employees and disrupt our ongoing business and could have a material adverse impact on our financial condition and results of operations.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

     A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 93% of our net revenue in fiscal 2005, and represented 90% and 87% of our net revenue in fiscal 2004 and 2003, respectively.

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

     We sell many of our products to customers through distributors and manufacturers’ representatives. Our relationships with some of our distributors and manufacturers’ representatives have been established within the last two years, and we are unable to predict the extent to which our distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our manufacturers’ representatives and distributors also market and sell competing products. Our representatives and distributors may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current distributors or manufacturers’ representatives or recruit additional or replacement distributors or manufacturers’ representatives, our sales and operating results will be harmed. The loss of one or more of our distributors or manufacturers’ representatives could harm our sales and results of operations. We generally realize a higher gross margin on direct sales and from sales through manufacturers’ representatives than on sales through distributors. Accordingly, if our distributors were to account for an increased portion of our net sales, our gross margins may decline.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross profits.

     The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that our gross profits on our products are likely to decrease over the next fiscal year below levels we have historically experienced due to (i) pricing pressures from our customers, (ii) an increase in sales of storage SOCs, which typically have lower margins than standalone read channel devices, and (iii) an increase in sales of WLAN and other products into consumer application markets, which are highly competitive and cost sensitive.

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

We have a lengthy and expensive product sales cycle that does not assure product sales, and that if unsuccessful, may harm our operating results.

     The sales cycle for many of our SOC and read channel products is long and requires us to invest significant resources with each potential customer without any assurance of sales to that customer. Our sales cycle typically begins with a three to six month evaluation and test period, also known as qualification, during which our products undergo rigorous reliability testing by our customers.

     Qualification is typically followed by an extended development period by our customers and an additional three to six month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist customers in implementing our products into the customers’ products. We incur significant research and development and selling, general and administrative expenses as part of this process, and this process may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in its storage product, the customer generally uses solely that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product, we will be unable to sell our integrated circuit to a customer until that customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, the customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier.

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

     The Israeli government has granted Approved Enterprise Status to a wholly-owned subsidiary in Israel, which provides a tax holiday on undistributed income derived from operations within certain “development regions” in Israel. In order to maintain our qualification, we must continue to meet specified conditions, including the making of investments in fixed assets in Israel. As our tax holidays expire, we expect that we will start paying income tax on our operations within these development regions.

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

     A substantial number of our shares remain available for sale pursuant to Rule 144. Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of May 31, 2004, we had 133,115,872 shares outstanding and none of these shares are subject to any lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; Federal, State, county and municipal debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of April 30, 2004 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Expected Fiscal Year Maturity Date
	2005	2006	2007	2008	2009	Total	Fair Value
Variable Rate	$110,946	$—	$—	$—	$—	$110,946	$110,946
Average Interest Rate	1.14%	—	—	—	—	1.14%
Fixed Rate	$37,500	$20,923	$79,005	$33,190	$10,045	$180,663	$179,607
Average Interest Rate	2.77%	1.77%	2.40%	2.97%	3.38%	2.56%

     At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of April 30, 2004 would have an immaterial effect on our financial position, results of operations and cash flows.

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $7.2 million at April 30, 2004, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method as our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

     On March 11, 2004, Trinity Technologies, Inc. (“Trinity”) filed a lawsuit against our subsidiary, Marvell Semiconductor, Inc., (“MSI”) in the Superior Court of California, alleging violation of the California Wholesale Sales Representative Contractual Relations Act of 1990, as well as breach of contract, breach of the implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as costs and attorneys’ fees. We believe the claims are without merit and intend to defend against all claims vigorously. We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

     In April 2004, Lonestar Inventions, L.P. (“Lonestar”) filed a complaint against our subsidiary, MSI, Analog Devices, Inc. and Broadcom Corporation in the United States District Court for the Western District of Texas in Austin alleging that MSI and the other named defendants (i) infringe a single patent relating to circuit technology, and (ii) induce infringement of such patent. The complaint seeks a permanent injunction against MSI as well as the recovery of monetary damages, including treble damages for willful infringement, and attorney’s fees. MSI has answered the complaint by asserting that it does not infringe, the patent is invalid, and the patent is unenforceable. Although we believe that we have strong defenses to the claim of Lonestar in the foregoing action, and are defending the claims vigorously, we cannot predict the outcome of this litigation. This litigation may be costly, may divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer

31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K:

On February 26, 2004, we filed a current report on Form 8-K furnishing under Item 12 announcing certain information relating to our financial results for the fourth quarter of fiscal 2004. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

On April 19, 2004, we filed a current report on Form 8-K furnishing under Item 9 announcing the appointment of Douglas King to our Board of Directors. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.
Date June 10, 2004	By:	/s/ GEORGE A. HERVEY
George A. Hervey
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.