Form 10-Q
period 2004-07-31
MARVELL TECHNOLOGY GROUP LTD
filed 2004-09-09
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at August 31, 2004

Common stock, $0.002 par value	269,917,737

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	July 31,	January 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$298,141	$224,399
Short-term investments	184,277	161,872
Accounts receivable, net of allowances of $3,063 and $2,849	161,107	136,513
Inventories	97,107	91,785
Prepaid expenses and other current assets	11,144	12,166
Deferred income taxes	6,547	6,547

Total current assets	758,323	633,282
Property and equipment, net	148,498	149,705
Goodwill	1,468,807	1,455,639
Acquired intangible assets	119,929	159,445
Other noncurrent assets	49,890	37,394

Total assets	$2,545,447	$2,435,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,658	$121,190
Accrued liabilities	23,947	15,927
Accrued employee compensation	27,923	20,896
Income taxes payable	6,180	2,155
Deferred income	14,618	12,996
Current portion of capital lease obligations	11,795	10,747

Total current liabilities	182,121	183,911
Capital lease obligations	15,973	19,944
Long-term income taxes payable	29,464	22,835
Other long-term liabilities	18,138	17,934

Total liabilities	245,696	244,624

Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.002 par value; 492,000 shares authorized; 269,941 and 263,492 shares issued and outstanding	540	527
Additional paid-in capital	2,937,409	2,872,281
Deferred stock-based compensation	(4,976)	(7,945)
Accumulated other comprehensive income (loss)	(1,564)	757
Accumulated deficit	(631,658)	(674,779)

Total shareholders’ equity	2,299,751	2,190,841

Total liabilities and shareholders’ equity	$2,545,447	$2,435,465

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Net revenue	$297,154	$192,854	$566,731	$361,137
Operating costs and expenses:
Cost of goods sold (1)	140,905	88,944	268,741	165,057
Research and development (1)	64,036	52,252	127,308	98,891
Selling and marketing (1)	19,884	14,783	38,585	30,246
General and administrative (1)	7,662	4,351	14,499	7,931
Amortization of stock-based compensation	1,272	1,020	2,660	1,678
Amortization and write-off of acquired intangible assets and other	29,759	19,560	63,017	39,008

Total operating costs and expenses	263,518	180,910	514,810	342,811

Operating income	33,636	11,944	51,921	18,326
Interest and other income, net	1,616	1,569	3,288	2,880

Income before income taxes	35,252	13,513	55,209	21,206
Provision for income taxes	6,628	4,091	12,088	7,427

Net income	$28,624	$9,422	$43,121	$13,779

Net income per share:
Basic	$0.11	$0.04	$0.16	$0.06

Diluted	$0.10	$0.03	$0.15	$0.05

Weighted average shares:
Basic	267,940	247,334	266,209	245,004

Diluted	295,769	273,608	293,977	266,377

(1) Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$29	$50	$60	$89
Research and development	765	465	1,585	728
Selling and marketing	206	172	423	249
General and administrative	272	333	592	612

	$1,272	$1,020	$2,660	$1,678

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 31,
	2004	2003
Cash flows from operating activities:
Net income	$43,121	$13,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,390	15,811
Amortization of stock-based compensation	2,660	1,678
Amortization and write-off of acquired intangible assets and other	39,516	39,008
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(24,594)	(16,716)
Inventories	(5,322)	(20,665)
Prepaid expenses and other assets	2,318	(4,694)
Accounts payable	(23,532)	28,651
Accrued liabilities and other	9,478	4,146
Accrued employee compensation	7,027	10,759
Accrued facility consolidation charge	(1,185)	(1,524)
Income taxes payable	10,654	5,232
Deferred income	1,622	(108)

Net cash provided by operating activities	81,153	75,357

Cash flows from investing activities:
Purchases of short-term investments	(80,571)	(44,742)
Sales and maturities of short-term investments	55,884	48,329
Purchases of investments and loans advanced	—	(10,000)
Purchases of property and equipment	(13,739)	(12,030)
Purchases of technology licenses and other	(15,869)	(1,697)

Net cash used in investing activities	(54,295)	(20,140)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of repurchases	52,282	30,608
Principal payments on capital lease obligations	(5,398)	(2,408)

Net cash provided by financing activities	46,884	28,200

Net increase in cash and cash equivalents	73,742	83,417
Cash and cash equivalents at beginning of period	224,399	125,316

Cash and cash equivalents at end of period	$298,141	$208,733

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and its Significant Accounting Policies

The Company

     Marvell Technology Group Ltd. (the “Company”), a Bermuda company, was incorporated on January 11, 1995. The Company is a leading global semiconductor provider of high-performance analog, mixed-signal and digital signal processing integrated circuits. The Company’s diverse product portfolio includes switching, transceivers, wireless, PC connectivity, gateways, communications controllers, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. On January 21, 2001, the Company acquired Galileo Technology Ltd. (“Galileo”), an Israeli corporation. Galileo develops high-performance internetworking and switching products. In January 2003, Galileo’s name was changed to Marvell Semiconductor Israel Ltd. (MSIL). On June 19, 2002, the Company acquired SysKonnect GmbH (“SysKonnect”), a German corporation. SysKonnect develops and markets client-server products. On June 27, 2003, the Company acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software. On November 24, 2003, the Company acquired Asica, Inc. (Asica). Asica designs and develops digital signal processors and microprocessors for embedded applications.

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

     On February 25, 2004, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares. The stock split was subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2004 Annual General Meeting. On May 28, 2004, shareholders at the Company’s 2004 Annual General Meeting approved an increase in the authorized share capital by 250 million shares of common stock. Stock certificates representing one additional share for each share held were delivered on June 28, 2004 (payment date) to all shareholders of record at the close of business on June 14, 2004 (record date). All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2004, the results of its operations for the three and six months ended July 31, 2004 and 2003, and its cash flows for the six months ended July 31, 2004 and 2003. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Revenue recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, a portion of the Company’s sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with price protection and rights of return on products is deferred until the distributors sell the product to end customers. Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

     The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates.

     The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportionate performance method, with the associated costs included in research and development expense. The Company estimates the percentage-of-completion of its development contracts based on an analysis of progress toward completion.

     Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

Available-for-sale investments

     The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

	July 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$194,666	$21	$(895)	$193,792
U.S. Federal, State, county and municipal debt securities	144,341	43	(787)	143,597

	339,007	64	(1,682)	337,389
Less amounts classified as cash equivalents	(153,112)	—	—	(153,112)

Short-term investments	$185,895	$64	$(1,682)	$184,277

     The contractual maturities of available-for-sale debt securities classified as short-term investments at July 31, 2004 are presented in the following table (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$8,328	$8,308
Due between one and four years	177,567	175,969

	$185,895	$184,277

     Included in the Company’s available-for-sale investments are fixed income securities. As market yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company does not believe any unrealized losses represent an other-than temporary impairment based its evaluation of available evidence. The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2004 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$43,341	$(593)	$27,108	$(302)	$70,449	$(895)
U.S. Federal, State, county and municipal debt securities	72,818	(669)	14,379	(118)	87,197	(787)

Total temporarily impaired securities	$116,159	$(1,262)	$41,487	$(420)	$157,646	$(1,682)

	January 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$118,813	$488	$(193)	$119,108
U.S. Federal, State, county and municipal debt securities	103,896	407	(39)	104,264

	222,709	895	(232)	223,372
Less amounts classified as cash equivalents	(61,500)	—	—	(61,500)

Short-term investments	$161,209	$895	$(232)	$161,872

Inventories

     Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	July 31,	January 31,
	2004	2004
Work-in-process	$59,178	$67,815
Finished goods	37,929	23,970

	$97,107	$91,785

Goodwill and purchased intangible assets

     The carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of July 31, 2004			As of January 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$394,715	$(274,987)	$119,728	$394,715	$(235,516)	$159,199
Trade name	100	(55)	45	100	(30)	70
Customer contracts	200	(44)	156	200	(24)	176

Total identified intangible assets	395,015	(275,086)	119,929	395,015	(235,570)	159,445
Goodwill	1,816,713	(347,906)	1,468,807	1,803,545	(347,906)	1,455,639

Total intangible assets	$2,211,728	$(622,992)	$1,588,736	$2,198,560	$(583,476)	$1,615,084

     The changes in the carrying amount of the goodwill for the six-month period ended July 31, 2004 are as follows (in thousands):

July 31,
2004
Balances as of January 31, 2004	$1,455,639
Goodwill acquired during the period	13,168

Balances as of July 31, 2004	$1,468,807

     The increase in goodwill during the six months ended July 31, 2004 was due to the former RADLAN shareholders becoming entitled to certain shares to be issued based on the Company’s achievement of revenues from certain products during the first six months of fiscal 2005 (see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

     Identified intangible assets consist of purchased technology, trade name, and customer contracts and related relationships. Purchased technology and customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of five years. Trade name is amortized on a straight-line basis over its estimated useful life of two years. The aggregate amortization expense of identified intangible assets was $39.5 million and $39.0 million in the first six months of fiscal years 2005 and 2004, respectively. The estimated total future annual amortization expense of acquired intangible assets is $39.5 million for the remaining six months of fiscal year 2005, $77.5 million for fiscal year 2006, $1.2 million for fiscal years 2007 and 2008, respectively, and $524,000 for fiscal year 2009.

     In the quarter ended April 30, 2004, the Company entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, the Company agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other. In the quarter ended July 31, 2004, the Company entered into a technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, the Company agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies is included in amortization and write-off of acquired intangible assets and other, while the remainder of the amount has been capitalized as licensed technology in other noncurrent assets and will be amortized to cost of goods sold over its estimated useful life of five years.

Balance sheet components (in thousands)

	July 31,	January 31,
	2004	2004
Other noncurrent assets:
Equity investments in private companies	$7,236	$7,236
Other	42,654	30,158

	$49,890	$37,394

	July 31,	January 31,
	2004	2004
Other long-term liabilities:
Long-term facilities consolidation charge	$4,167	$5,149
Accrued severance	10,471	9,189
Other	3,500	3,596

	$18,138	$17,934

Warranty accrual

     The Company’s products are generally subject to warranty and it provides as a component of cost of goods sold for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that it will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. Changes in the Company’s warranty accrual during the first six months of fiscal 2005 and 2004, respectively are as follows (in thousands):

	July 31,	July 31,
	2004	2003
Warranty accrual (included in accrued liabilities):
Beginning balance	$812	$526
Charges to cost of goods sold	513	710
Payments and other charges	(528)	(659)

Ending balance	$797	$577

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Numerator:
Net income	$28,624	$9,422	$43,121	$13,779

Denominator:
Weighted average shares of common stock outstanding	267,982	247,648	266,269	245,408
Less: unvested common shares subject to repurchase	(42)	(314)	(60)	(404)

Weighted average shares — basic	267,940	247,334	266,209	245,004
Effect of dilutive securities-
Unvested common shares subject to repurchase	42	314	60	404
Warrants	648	192	643	98
Contingently issuable shares	1,023	1,362	1,023	680
Common stock options	26,116	24,406	26,042	20,190

Weighted average shares — diluted	295,769	273,608	293,977	266,376

Basic net income per share	$0.11	$0.04	$0.16	$0.06

Diluted net income per share	$0.10	$0.03	$0.15	$0.05

     Options to purchase 1,007,946 common shares at a weighted average exercise price of $26.79 have been excluded from the computation of diluted net income per share for the three months ended July 31, 2004 and options to purchase 1,146,242 common shares at a weighted average exercise price of $26.18 have been excluded from the computation of diluted net income per share for the six months ended July 31, 2004 because their exercise prices were greater than the average market price of the common shares for the period.

     Options to purchase 2,910,376 common shares at a weighted average exercise price of $21.66 have been excluded from the computation of diluted net income per share for the three months ended July 31, 2003 and options to purchase 12,367,762 common shares at a weighted average exercise price of $16.65 have been excluded from the computation of diluted net income per share for the six months ended July 31, 2003, because their exercise prices were greater than the average market price of the common shares for the period. In addition, 1,023,256 contingent shares relating to the RADLAN acquisition have been excluded from the computation of net income per share for the three and six months ended July 31, 2003 because the contingencies had not been met.

Comprehensive income

     The components of comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Net income	$28,624	$9,422	$43,121	$13,779
Other comprehensive income:
Unrealized loss on available-for-sale investments and other, net of tax	(619)	(989)	(2,321)	(1,066)

Total comprehensive income	$28,005	$8,433	$40,800	$12,713

     Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

Stock-based compensation

     The Company’s employee stock based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting periods of the individual awards consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). Application of FIN 28 to awards that vest progressively over five years results in amortization of approximately 46% of the compensation in the first 12 months of vesting, 26% of the compensation in the second 12 months of vesting, 15% of the compensation in the third 12 months of vesting, 9% of the compensation in the fourth 12 months of vesting and 4% of the compensation in the fifth 12 months of vesting. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force

Consensus No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Offered to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value using the Black-Scholes valuation method. The fair value of each non-employee stock award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

     In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are pro forma statements of operations data of the Company giving effect to the valuation of stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income:
As reported	$28,624	$9,422	$43,121	$13,779
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effects	1,272	1,020	2,660	1,678
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(35,599)	(19,615)	(73,926)	(37,300)

Pro forma	$(5,703)	$(9,173)	$(28,145)	$(21,843)

Basic net income (loss) per share:
As reported	$0.11	$0.04	$0.16	$0.06
Pro forma	$(0.02)	$(0.04)	$(0.11)	$(0.09)
Diluted net income (loss) per share:
As reported	$0.10	$0.03	$0.15	$0.05
Pro forma	$(0.02)	$(0.04)	$(0.11)	$(0.09)

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

     The initial total estimated purchase price was approximately $64.7 million and consisted of 2,635,284 shares issued upon closing (valued at $24.0 million), $22.5 million of cash payable upon a future date defined in the share purchase agreement, 1,086,366 warrants to purchase shares of the Company’s common stock at an exercise price of $9.21 per share (valued at $7.5 million), 313,926 vested options assumed (valued at $2.9 million), the Company’s existing investment in preferred stock of RADLAN of $6.6 million after taking a charge of $1.9 million to retroactively recognize pre-acquisition losses due to the Company’s prior investment in RADLAN, and direct transaction costs of approximately $1.2 million. The value of the common stock and stock options was determined based on the average market price of the Company’s common stock over a 5-day period around February 6, 2003 (the announcement date), or $9.13 per share. The value of the warrants was determined using the Black-Scholes options pricing model with inputs of 100% for volatility, 5-year expected life, risk-free interest rate of 3% and a market value of $9.13 as described above.

     On the date that the $22.5 million of cash became payable, 2,325,582 shares of the Company’s common stock were worth more than $22.5 million and therefore in accordance with the share purchase agreement, instead of paying $22.5 million in cash, 2,325,582 shares of common stock were issued. Accordingly, the Company recorded a $24.9 million adjustment to increase goodwill in the quarter ended October 31, 2003. The $24.9 million adjustment was calculated based on the 2,325,582 shares issued multiplied by the

$20.40 closing price of the Company’s stock on October 6, 2003, less the $22.5 million that was previously accrued upon the close of the transaction on June 27, 2003.

     On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. The $19.6 million adjustment to increase goodwill was calculated based on the 1,023,256 shares issued multiplied by the $19.19 closing price of the Company’s stock on December 8, 2003.

     Additionally, 1,023,256 shares of the Company’s common stock are reserved for future issuance over a one-year period to former RADLAN shareholders, which is dependent upon the Company’s revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of July 31, 2004, approximately 60% or 614,624 of the remaining 1,023,256 shares reserved for future issuance were earned based on the Company’s achievement of revenues from certain products during the first six months of fiscal 2005. As a result, the Company has recorded adjustments totaling $13.2 million to increase goodwill through the first six months of fiscal 2005. A $5.7 million goodwill adjustment was calculated based on 293,290 shares earned during the quarter ended April 30, 2004 multiplied by the $19.46 closing price of the Company’s stock on April 30, 2004. An additional goodwill adjustment of $7.5 million was recorded in the second quarter of fiscal 2005 and was calculated based on 321,334 shares earned multiplied by the $23.22 closing price of the Company’s stock on July 30, 2004. The remaining 408,632 shares, if issued, will represent additional purchase price and will be accounted for as additional goodwill.

     The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows (in thousands):

Amortizable intangible assets:
Purchased technology	$5,400
Trade name	100
Customer contracts and relationships	200

Total amortizable intangible assets	5,700
Goodwill	131,220
Current assets	2,325
Previously licensed technology	(2,500)
Property, plant and equipment	1,995
Other non current assets	1,526
Current liabilities	(15,719)
Other long-term liabilities	(2,136)

Total purchase price	$122,411

     Amortizable intangible assets consist of purchased technology, trade name, and customer related intangibles with useful lives of two to five years. Approximately $131.2 million has been allocated to goodwill, which represents the excess purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

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

	Three Months Ended	Six Months Ended
	July 31,	July 31,
	2003	2003
Net revenues	$193,082	361,525
Net income	$3,254	2,217
Basic net income per share	$0.01	0.01
Diluted net income per share	$0.01	0.01

3. Facilities Consolidation Charge

     During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities. These charges included $12.6 million in lease abandonment charges relating to the consolidation of its three facilities in California into one location. The lease abandonment charge included the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. The Company incurred charges of $1.0 million during the quarter ended April 30, 2002, as a result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities. The facilities consolidation charge also included $6.0 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities, which reduced the carrying amount of the impaired assets. During the quarter ended July 31, 2003, the Company subleased the abandoned facilities. Actual sublease income approximated the estimated sublease income. As of July 31, 2004, cash payments of $7.3 million, net of sublease income, had been made in connection with this charge. Approximately $6.2 million is accrued for the facilities consolidation charge as of July 31, 2004, of which $2.0 million is the current portion included in accrued liabilities while the long-term portion totaling $4.2 million is payable through 2010, and is included in other long-term liabilities.

     A summary of the facilities consolidation charge during the six months ended July 31, 2004 is as follows (in thousands):

				Remaining
	Balance at	Net Cash		Liability at
	January 31, 2004	Payments	Non-Cash Charges	July 31, 2004
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$7,355	$(1,185)	$—	$6,170

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

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is complying with the disclosure requirements. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus will have a material impact on its consolidated results of operations.

5. Commitments and Contingencies

     Purchase Commitments

     The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation. As of July 31, 2004, foundries had incurred approximately $84.2 million of manufacturing expenses on the Company’s outstanding purchase orders. As of July 31, 2004, the Company also had approximately $8.0 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

     Contingencies

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. A consolidated amended class action complaint against the Company and its two officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and the Company as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed without prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. The Company’s board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against the Company and granting releases that extend to all of its officers and directors. Definitive settlement documentation was completed in early July 2004 and first presented to the court on June 14, 2004. A motion for preliminary approval of the settlement has been filed, briefed and is pending. The Company believes that the claims asserted are without merit and intends to defend these claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business, results of operations, financial condition or cash flows.

     On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court asserting claims against Company personnel and the Company for improperly obtaining and using information and technologies during the course of the negotiations with Company personnel regarding the potential acquisition of certain Jasmine assets by the Company. The lawsuit claims that Company officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and it are without merit and the Company intends to defend all claims vigorously. The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency.

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

     In April 2004, Lonestar Inventions, L.P. (“Lonestar”) filed a complaint against the Company’s subsidiary (MSI), Analog Devices, Inc. and Broadcom Corporation in the United States District Court for the Western District of Texas in Austin alleging that MSI and the other named defendants (i) infringe a single patent relating to circuit technology, and (ii) induce infringement of such patents. The complaint seeks a permanent injunction against MSI as well as the recovery of monetary damages, including treble damages for willful infringement, and attorney’s fees. Although the Company believes that it has strong defenses to the claim of Lonestar in the foregoing action, and is defending the claims vigorously, the Company cannot predict the outcome of this litigation. This litigation may be costly, may divert management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency.

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

6. Related Party Transaction

     During the six months ended July 31, 2004, the Company incurred approximately $0.4 million of business travel and airplane operating expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”). The airplane provided by ACM to the Company is owned by Estopia Air, LLC (“Estopia”), a Delaware limited liability company, owned and controlled by Dr. Sehat Sutardja, the Company’s Chairman, President and CEO, and Weili Dai, the Company’s Executive Vice President. ACM manages and operates the airplane on behalf of Estopia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, but are not limited to, statements regarding the utilization of our products in a wide array of enterprise and consumer applications, our expectations as to growth in revenue from our products and reasons for such expectations, sources of revenue, our expectations as to research and development, sales and marketing and general and administrative expense, potential fluctuations in our gross margin and gross profit, the impact, if any, of legal proceedings, customer concentration and expected revenue concentration from Asia, working capital needs, accounts receivable, inventory, the rate of new orders, adequacy of capital resources, funding of capital requirements, factors impacting our capital requirements, liquidity, expected impact of our contractual obligations, the use of the recently purchased land, commitments and costs to improve the buildings on the recently purchased land, the impact of the adoption of accounting pronouncements, future acquisitions, strategic alliances or joint ventures, sources of competition, future design features and uses of our current and future products, strategic relationships with customers, the need for new and upgraded operational and financial systems, procedures and controls, reasons for decreases in gross profits, and payment of income tax in foreign jurisdictions. Forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled “Additional Factors That May Affect Future Results,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q are identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-Q. You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our 2004 Annual Report on Form 10-K, that attempt to advise you of the risks and factors that may affect our business.

Overview

     We are a leading global semiconductor provider of high-performance analog, mixed-signal and digital signal processing integrated circuits. Our diverse product portfolio includes switching, transceivers, wireless, PC connectivity, gateways, communications controllers, and storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. We were founded in 1995. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products. The acquisition was accounted for using the purchase method of accounting, and the operating results of MSIL have been included in our consolidated financial statements from the date of acquisition. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $122.4 million.

     We offer our customers a wide range of high-performance analog, mixed-signal and digital signal processing integrated circuits. Our products can be utilized in a wide array of enterprise and consumer applications including hard disk drives, high-speed networking equipment, PCs, WLAN solutions for SOHO and residential gateway solutions, WLAN solutions for emerging consumer applications such as cellular handsets, gaming devices, PDAs and emerging home entertainment multimedia client devices.

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the six months ended July 31, 2004, approximately 51% of our net revenue was derived from sales to four significant customers, each of whom individually accounted for 10% or more of our net revenue during this period. Also for the six months ended July 31, 2004, one distributor accounted for 14% of our net revenue during this period. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 92% of our net revenue for the six months ended July 31, 2004. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

Results of Operations

     The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold*	47.4	46.1	47.4	45.7
Research and development*	21.6	27.1	22.5	27.4
Selling and marketing*	6.7	7.7	6.8	8.3
General and administrative*	2.6	2.3	2.6	2.2
Amortization of stock-based compensation	0.4	0.5	0.5	0.5
Amortization and write-off of acquired intangible assets and other	10.0	10.1	11.1	10.8

Total operating costs and expenses	88.7	93.8	90.9	94.9

Operating income	11.3	6.2	9.1	5.1
Interest and other income, net	0.5	0.8	0.6	0.8

Income before income taxes	11.8	7.0	9.7	5.9
Provision for income taxes	2.2	2.1	2.1	2.1

Net income	9.6%	4.9%	7.6%	3.8%

* Excludes stock-based compensation

Three and Six Months Ended July 31, 2004 and 2003

     Net Revenue

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Net revenue	$297,154	$192,854	54.1%	$566,731	$361,137	56.9%

     Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increases in net revenue reflect a significant increase in volume shipments of our storage System-on-Chips, or SOCs, Gigabit Ethernet physical layer transceivers and wireless products during the three and six months ended July 31, 2004, primarily due to increased acceptance of our storage SOC products by hard disk manufacturers, the continued adoption of our Gigabit Ethernet products as a replacement for Fast Ethernet products, and volume shipments of our new 802.11g wireless local area network, or WLAN products. Revenue derived from development contracts increased in absolute dollars during the second quarter and first six months of fiscal 2005 as compared to the second quarter and first six months of fiscal 2004, but represented less than 10% of net revenue for each period.

     We expect that revenue for fiscal 2005 will increase from the level of revenue we reported in fiscal 2004 due to increased shipments of our storage SOCs into business PCs and into emerging consumer storage electronics. Also, we expect additional growth in fiscal 2005 compared to fiscal 2004 due to increases in shipments of our WLAN products from new design wins in consumer wireless applications and our Gigabit Ethernet products for switching equipment.

     A portion of our revenue is concentrated with a relatively small number of customers. For the three and six months ended July 31, 2004, four customers each represented more than 10% of our net revenue for a combined total of 51% of our net revenue. For the quarter ended July 31, 2003, three customers each represented more than 10% of our net revenue for a combined total of 45% of our net revenue. For the six months ended July 31, 2003, three customers each represented more than 10% of our net revenue for a combined total of 46% of our net revenue. In addition, one distributor accounted for approximately 14% of our net revenue in the three and six months ended July 31, 2004. No distributor accounted for more than 10% of our net revenue in the three and six months ended July 31, 2003.

     Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 92% for the three and six months ended July 31, 2004 while sales to customer located in Asia represented 89% for the three and six months ended July 31, 2003. The rest of our sales are to customers located in the United States and other geographic regions.

     Cost of Goods Sold

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Cost of goods sold	$140,905	$88,944	58.4%	$268,741	$165,057	62.8%
% of net revenue	47.4%	46.1%		47.4%	45.7%
Gross margin	52.6%	53.9%		52.6%	54.3%

     Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003 was primarily due to a product mix change, which included production ramps of our storage SOCs, Gigabit Ethernet PHY transceivers and WLAN products. In addition, higher period costs related to an increase in inventory excess and obsolescence charges of $6.3 million and $9.3 million for older, slow-moving products contributed to a decrease in gross margins in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, and for the six months ended July 31, 2004 compared to the six months ended July 31, 2003, respectively. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, increased pricing pressures from our customers and competitors, increased period costs, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

     Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Research and development	$64,036	$52,252	22.6%	$127,308	$98,891	28.7%
% of net revenue	21.6%	27.1%		22.5%	27.4%

     Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily due to the hiring of additional development personnel, including personnel costs associated with a full quarter of operations from our acquisitions of RADLAN in June of fiscal 2004 and Asica in November of fiscal 2004, all of which resulted in an increase in salary and related costs of $7.4 million. Additionally, we incurred increased depreciation and amortization expense of $1.6 million arising from purchases of property, equipment and technology licenses and other allocated expenses of $1.4 million related to our expanding operations.

     The increase in research and development expense in absolute dollars in the first six months of 2005 as compared to the first six months of fiscal 2004 was primarily due to the hiring of additional development personnel, including personnel related from our acquisitions of RADLAN in June of fiscal 2004 and Asica in November of fiscal 2004, all of which resulted in an increase in salary and related costs of $16.8 million. Additionally, we incurred increased costs of $1.0 million for prototype and related product tape-out costs for new product initiatives, increased costs of $1.2 million for outside services to assist in new product initiatives, increased costs of $1.0 million for patent filing fees to protect newly developed intellectual property, increased depreciation and amortization expense of $3.5 million arising from purchases of property, equipment and technology licenses and other allocated expenses of $2.9 million related to our expanding operations.

     We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.

     Selling and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Selling and marketing	$19,884	$14,783	34.5%	$38,585	$30,246	27.6%
% of net revenue	6.7%	7.7%		6.8%	8.3%

     Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily due to the hiring of additional sales and marketing personnel, including personnel costs associated with a full quarter of operations from our acquisition of RADLAN in June of fiscal 2004, all of which resulted in an increase in salary and related costs of $2.2 million. Additionally, we incurred higher commission costs of $1.4 million primarily due to an increase in sales.

     The increase in selling and marketing expense in absolute dollars in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 was primarily due to the hiring of additional sales and marketing personnel, including personnel costs associated with operations from our acquisition of RADLAN in June of fiscal 2004, all of which resulted in an increase in salary and related costs of $4.6 million. Additionally, we incurred increased commission costs of $1.2 million due primarily to an increase in sales as well as other costs of $1.0 million related to expanding our sales and marketing activities as we broaden our customer and product base.

     We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts in emerging product markets such as power management and consumer applications for our WLAN and storage products.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Percent Change	2004	2003	Percent Change
General and administrative	$7,662	$4,351	76.1%	$14,499	$7,931	82.8%
% of net revenue	2.6%	2.3%		2.6%	2.2%

     General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. The increase in absolute dollars in general administrative expense in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily due to the hiring of additional administrative personnel and personnel costs associated with a full quarter of operations from the RADLAN acquisition in June of fiscal 2004, all of which resulted in an increase in salary and related costs of $1.0 million. Our expenses also increased by $2.1 million due to higher professional fees as a result of our expanding operations, attorney fees associated with our on-going legal proceedings and costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

     The increase in absolute dollars in general administrative expense in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 was primarily due to the hiring of additional administrative personnel and personnel costs associated with a full quarter of operations from the RADLAN acquisition in June of fiscal 2004, all of which resulted in an increase in salary and related costs of $2.2 million. Our expenses also increased by $4.3 million due to higher professional fees as a result of our expanding operations, attorney fees associated with our on-going legal proceedings and costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

     We expect that general and administrative expense will increase in absolute dollars in future periods due to hiring additional personnel to support expansion of our operations, increased legal fees due to ongoing legal proceedings and increased costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

Amortization of Stock-Based Compensation

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Amortization of stock-based compensation	$1,272	$1,020	24.7%	$2,660	$1,678	58.5%
% of net revenue	0.4%	0.5%		0.5%	0.5%

     We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the assumption and grant of stock options as a result of our acquisitions. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. The increase in amortization expense in both absolute dollars and percentage of net revenue in the second quarter and first six months of fiscal 2005 compared to the second quarter and first six months of fiscal 2004 primarily resulted from a higher balance of deferred stock-based compensation due to additional deferred stock-based compensation recorded from our acquisitions in fiscal 2004 being amortized in the second quarter and first six months of fiscal 2005.

Amortization and Write-off of Acquired Intangible Assets and Other

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Amortization of acquired intangible assets and other	$29,759	$19,560	52.1%	$63,017	$39,008	61.5%
% of net revenue	10.0%	10.1%		11.1%	10.8%

     In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $434.7 million of acquired intangible assets. In connection with the acquisition of RADLAN, we recorded $5.7 million of acquired intangible assets. The acquired intangible assets from the RADLAN acquisition are being amortized over their estimated economic lives of two to five years. In connection with the acquisition of Asica, we recorded $360,000 of acquired intangible assets. The acquired intangible assets from the Asica acquisition are being amortized over their estimated economic life of five years. During the second quarter of fiscal year 2005, we entered into a technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies is included in amortization and write-off of acquired intangible assets and other, while the remaining $15.0 million was capitalized as licensed technology and will be amortized to cost of goods sold over its estimated useful life of five years. During the first quarter of fiscal year 2005, we entered into another technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other.

     The remainder of the increase in amortization and write-off of acquired intangible assets and other expense in the second quarter and first six months of fiscal 2005 compared to the second quarter and first six months of fiscal 2004 was due to additional amortization of purchased intangibles from the RADLAN acquisition in June of 2003 and the Asica acquisition in November of 2003.

Interest and Other Income, net

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Interest and other income, net	$1,616	$1,569	3.0%	$3,288	$2,880	14.2%
% of net revenue	0.5%	0.8%		0.6%	0.8%

     Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. The increase in interest and other income, net for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 is primarily due to higher interest income on higher comparable invested cash balances, partially offset by a loss of $0.2 million on an equity method investment in the second quarter of fiscal 2004. The increase in interest and other income, net for the first six months of fiscal 2005 compared to the first six months of fiscal 2004 is primarily due to a loss of $0.4 million on an equity method investment in the first six months of fiscal 2004.

Provision for Income Taxes

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Percent Change	2004	2003	Percent Change
Provision for income taxes	$6,628	$4,091	62.0%	$12,088	$7,427	62.8%
% of net revenue	2.2%	2.1%		2.1%	2.1%

     Our effective tax rate was 18.8% and 21.9% for the three and six months ended July 31, 2004, respectively, compared to 30.3% and 35.0% for the three and six months ended July 31, 2003. The decrease in effective tax rate in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003 is due primarily to a relative increase in pretax income in jurisdictions with lower tax rates. Excluding stock-based compensation expenses, non-deductible acquisition-related expenses and other non-related expenses our effective income tax rates for the second quarters and first six months of fiscal 2005 and 2004 would have been 10% and 12%, respectively.

     On August 26, 2003, the Internal Revenue Service (IRS) began an income tax audit of Marvell Semiconductor, Inc. (MSI), a subsidiary of Marvell Technology Group, Ltd., for fiscal years ended January 31, 2001, 2002 and 2003. During the quarter ended July 31, 2004, the audit was completed with no material adverse impact on our consolidated financial statements.

Liquidity and Capital Resources

     Our principal source of liquidity as of July 31, 2004 consisted of $482.4 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

     Net Cash Provided by Operating Activities

     Net cash provided by operating activities was $81.2 million for the six months ended July 31, 2004 compared to $75.4 million for the six months ended July 31, 2003. The cash inflow from operations in the first six months of fiscal 2005 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first six months of fiscal 2005 included $39.5 million related to amortization of acquired intangible assets and other, $19.4 million of depreciation and amortization expense and $2.7 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first six months of fiscal 2005 included an increase of $10.7 million in income tax payable resulting from taxable income in the first six months of fiscal 2005, an increase of $9.5 million in accrued liabilities and other primarily related to an accrual for a technology license and an increase of $7.0 million in accrued employee compensation primarily related to the timing of payroll and higher benefit related obligations as a result of the increase in number of employees.

     Significant working capital changes offsetting positive cash flows in the first six months of fiscal 2005 included a $23.5 million decrease in accounts payable due primarily to payments made on outstanding balances during the period. Inventory increased by $5.3 million primarily as a result of increased volumes of sales and associated purchases of inventory required to meet customer demand. The number of days of inventory has remained consistent in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 as we have effectively managed our inventory levels in response to longer production lead times and tighter capacity constraints at our foundries. Accounts receivable increased by $24.6 million primarily due to higher total net revenue in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. Although accounts receivable has increased, the days sales outstanding metric, or DSO, has remained consistent in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 in the range of 48 to 51 days. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.

     During the first six months of fiscal 2004, net cash provided by operating activities was $75.4 million for the six months ended July 31, 2003. The cash inflow from operations in the first six months of fiscal 2004 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first six months of fiscal 2004 included $39.0 million related to amortization of acquired intangible assets, $15.8 million of depreciation and amortization expense, and $1.7 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first quarter of fiscal 2004 included an increase of $28.7 million in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during the first six months of fiscal 2004, an increase of $10.8 million in accrued employee compensation primarily as the result of increased employee stock purchase contributions, and an increase of $5.2 million in income tax payable resulting from higher taxable income in the first six months of fiscal 2004. Significant working capital changes offsetting positive cash flow in the first six months of fiscal 2004 included a $20.7 million increase in inventory primarily as a result of increased volumes of sales and associated purchases of inventory required to meet demand. Accounts receivable increased by $16.7 million primarily due to higher net revenue in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003.

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

     Net Cash Used in Investing Activities

     Net cash used in investing activities was $54.3 million for the six months ended July 31, 2004 and $20.1 million for the six months ended July 31, 2003. The net cash used in investing activities in the first six months of fiscal 2005 was due to purchases of property and equipment of $13.7 million, purchases of technology licenses of $15.9 million and purchases of short-term investments of $80.6 million, partially offset by the proceeds from the sales and maturities of short-term investments of $55.9 million. The net cash used in investing activities in the first six months of fiscal 2004 was due to purchases of property and equipment of $12.0 million, purchases of short-term investments of $44.7 million, and loan advances of $10.0 million, partially offset by the proceeds from the sales and maturities of short-term investments of $48.3 million.

     Net Cash Provided by Financing Activities

     Net cash provided by financing activities was $46.9 million for the six months ended July 31, 2004 and $28.2 million for the six months ended July 31, 2003. In the first six months of fiscal 2005 and 2004, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of July 31, 2004, our foundries had incurred approximately $84.2 million of manufacturing expenses on our outstanding purchase orders. As of July 31, 2004, we also had approximately $8.0 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in California into one location. This charge also included the remaining lease commitments of these facilities reduced by the estimated sublease income for the duration of the lease term. Prior to the consolidation of these facilities, we were leasing three separate facilities in California within ten miles of each other. We had expanded into two additional facilities because our headcount growth exceeded the capacity of our main California facility and we assumed an additional lease through the acquisition of MSIL. The main factors that led to the consolidation of these three facilities were that the lease on our main California facility expired in February 2002, a decline in market lease rates in Silicon Valley from the prior years and a focus on improving employee productivity by minimizing travel between facilities. During the second quarter of fiscal 2004, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitments, resulting in negative cash flow over the remaining term of the subleases of approximately $6.2 million. At July 31, 2004, cash payments of $7.3 million, net of sublease income had been made in connection with this charge. Approximately $6.2 million is accrued for the facilities consolidation charge as of July 31, 2004 of which $2.0 million is the current portion while the long-term portion totaling $4.2 million is payable through 2010.

     On June 27, 2003, we completed the acquisition of RADLAN Computer Communications Ltd. Upon the closing, we issued a total of 2,635,284 shares of common stock (valued at $24.0 million) and assumed 313,926 of vested options (valued at $2.9 million). In addition, we issued warrants to purchase 1,086,366 shares of our common stock at an exercise price of $9.21 per share (valued at $7.5 million). On October 6, 2003, we issued an additional 2,325,582 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 1,023,256 shares of our common stock are reserved for future issuance over a one-year period to former RADLAN shareholders, which is dependent upon our revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of July 31, 2004, approximately 60%, or 614,624 of the remaining 1,023,256 shares reserved for future issuance to former RADLAN shareholders were earned based on the Company’s achievement of revenues from certain products during the first six months of fiscal 2005.

     On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. It is currently intended that the site will be the future location of our U.S. subsidiary. As a result of the purchase of the buildings, we expect to make significant commitments and incur costs to improve the buildings over the next twelve to eighteen months. We are still in the preliminary planning stages of defining the scope of the work to be performed as well as selecting contractors. However, we have prepared preliminary estimates of the amount of improvements that we plan to spend to build out and improve the buildings. We currently expect to spend approximately $50-$60 million for building improvements over the next twelve to eighteen months, of which $4.4 million has been committed in the form of non-cancelable purchase orders. The amount that we plan to spend and commit for building improvements is an estimate and may change as the scope of the work is defined and plans are finalized. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to research and development, sales and marketing and general and administrative expenses.

     On November 24, 2003, we completed the acquisition of Asica, Inc. Prior to the acquisition, we owned 46% of the outstanding equity of Asica. Upon closing we issued a total of 180,274 shares of common stock (valued at $3.5 million) to acquire the remaining outstanding equity and assumed 52,042 vested options valued at approximately $0.9 million.

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

     The following table summarizes our contractual obligations as of July 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(remaining
	six months)
Contractual obligations:
Operating leases	$6,811	$10,893	$4,567	$3,425	$2,367	$2,643	$30,706
Capital lease obligations	6,531	12,052	6,797	2,002	2,002	—	29,384
Purchase commitments to foundries	84,237	—	—	—	—	—	84,237
Capital purchase obligations	8,017	—	—	—	—	—	8,017

Total contractual cash obligations	$105,596	$22,945	$11,364	$5,427	$4,369	$2,643	$152,344

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

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. We are complying with the disclosure requirements. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus will have a material impact on our consolidated results of operations.

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

     The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us because our customers are suppliers to this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products.

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

     In the first six months of fiscal 2005, approximately 51% of our net revenue was derived from sales to four customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 15%, Samsung accounted for approximately 14%, Intel accounted for approximately 11% and Toshiba accounted for approximately 11%. Additionally, Wintech, a distributor, accounted for approximately 14% of our net revenue during the first quarter of fiscal 2005. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

•	substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	our customers may develop their own solutions;

•	our customers may purchase integrated circuits from our competitors; or

•	our customers may discontinue sales in the markets for which they purchase our products.

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

     We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on five third-party foundries to produce substantially all of our integrated circuit products. We also currently rely on several third-party assembly and test subcontractors to assemble, package and test our products. The resurgence of SARS and any similar future outbreaks in Asia could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. Other significant risks associated with relying on these third-party vendors include:

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

     In the WLAN and power management markets, we face competition from a number of additional competitors who have a longer history of serving these markets. Many of these competitors have more-established reputations in these markets and longer-standing relationships with the customers to whom we sell our products, which could prevent us from competing successfully. Competition could increase pressure on us to lower our prices and lower our margins, which, in turn, would harm our operating results.

It is difficult to accurately predict our future sales and to appropriately budget for our expenses, and we expect to not be able to maintain our existing growth rate.

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

     Although we have experienced sales and earnings growth in prior quarterly and annual periods, we expect to not be able to sustain these growth rates. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

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

     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the past few years, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.6 billion as of July 31, 2004. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

     In March 2004, the Financial Accounting Standards Board issued an exposure draft to require companies to expense employee stock options in accordance with SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123, for financial reporting purposes. A final standard is expected to be issued by the end of calendar 2004 and to be effective for calendar 2005. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula and then amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative to SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

     As of August 31, 2004, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 25% of the outstanding shares our common stock. Additionally, Sehat Sutardja Ph.D. and Weili Dai are husband and wife and Sehat Sutardja Ph.D. and Pantas Sutardja Ph.D. are brothers. All three are directors and together they held approximately 24% of our outstanding common stock as of August 31, 2004. As a result, if the directors and officers as a group or any of Sehat Sutardja Ph.D., Weili Dai, and Pantas Sutardja Ph.D. act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

     In May 2003, we completed the implementation of a new Enterprise Resource Planning, or ERP, system. In addition, we have recently completed the implementation and integration of certain modules of the ERP system for subsidiaries that we recently acquired. We are currently implementing, and also plan to implement, new modules of the ERP system in the future. Implementation of new modules of an ERP system is a very complex, costly and time-consuming process. Any unforeseen delays or difficulties after we begin transacting on the modified system or in performing financial closes on, or upgrades to the systems, may divert the attention of management and other employees and disrupt our ongoing business and could have a material adverse impact on our financial condition and results of operations.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

     A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 92% of our net revenue in the first six months of fiscal 2005, and represented 89% and 87% of our net revenue in fiscal 2004 and 2003, respectively.

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

     Substantially all of our products are manufactured by third-party foundries located in Taiwan. Currently our only alternative manufacturing sources are located in Taiwan, China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. In March 2002 and June 2003, major earthquakes occurred in Taiwan. Although our foundries and subcontractors did not suffer any significant damage as a result of this most recent earthquake, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

     We have made a significant investment in the development and production of our Gigabit Ethernet products, including our physical layer devices and switched Ethernet products. However, the Gigabit Ethernet technology is relatively new compared to the more established 10 and 100 Megabit per second Fast Ethernet technologies. If the Gigabit Ethernet technology does not achieve widespread market acceptance, our revenue and operating results may be harmed. We have also made a significant investment in the development of wireless LAN products based on the IEEE 802.11a, 802.11b and 802.11g standards. Wireless LAN technologies are relatively new and many competing standards, such as Bluetooth™, as well as proposed standards such as IEEE 802.11n, exist. If the 802.11 standards do not achieve widespread market acceptance, our revenue and operating results may be harmed.

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

     Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of August 31, 2004, we had 269,917,737 shares outstanding and none of these shares are subject to any lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

Our Bye-laws contain provisions that could delay or prevent a change in corporate control, even if the change in corporate control would benefit our shareholders.

     Our Bye-laws contain change in corporate control provisions, which include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; and Federal, State, county and municipal debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of July 31, 2004 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Expected Fiscal Year Maturity Date
	2005	2006	2007	2008	2009	Total	Fair Value
Variable Rate	$147,630	$—	$—	$—	$—	$147,630	$147,629
Average Interest Rate	1.61%	—	—	—	—	1.61%
Fixed Rate	$13,810	$30,322	$98,716	$38,400	$10,129	$191,377	$189,760
Average Interest Rate	1.73%	1.99%	2.53%	3.04%	3.38%	2.53%

     At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of July 31, 2004 would have an immaterial effect on our financial position, results of operations and cash flows.

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $7.2 million at July 31, 2004, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. A motion for preliminary approval of the settlement has been filed, briefed and is pending. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit will have a material adverse impact on our business, results of operations or financial condition. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling, if the settlement proposal is not concluded, could include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial condition or cash flows for the period in which the ruling occurs, or future periods. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

     On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court asserting claims against our personnel and us for improperly obtaining and using information and technologies during the course of the negotiations with our personnel regarding the potential acquisition of certain Jasmine assets by Marvell. The lawsuit claims that our officers improperly obtained and used such information and technologies after we signed a non-disclosure agreement with Jasmine. We believe the claims asserted against our officers and us are without merit and we intend to defend all claims vigorously. We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency.

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

     In April 2004, Lonestar Inventions, L.P. (“Lonestar”) filed a complaint against our subsidiary (MSI), Analog Devices, Inc. and Broadcom Corporation in the United States District Court for the Western District of Texas in Austin alleging that MSI and the other named defendants (i) infringe a single patent relating to circuit technology, and (ii) induce infringement of such patents. The complaint seeks a permanent injunction against MSI as well as the recovery of monetary damages, including treble damages for willful infringement, and attorney’s fees. Although we believe that we have strong defenses to the claim of Lonestar in the foregoing action, and are defending the claims vigorously, we cannot predict the outcome of this litigation. This litigation may be costly, may divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2004 Annual General Meeting of Shareholders held on May 28, 2004, the following proposals were adopted by the margins indicated.

1.	To elect three directors constituting Class 1 of our Board of Directors, each to hold office for a three-year term and until their successor is duly elected and qualified.

	Votes	Votes	Votes
	For	Against	Abstained
Dr. John M. Cioffi	103,796,329	—	14,297,139
Dr. Paul R. Gray	103,760,978	—	14,332,490
Douglas King	111,159,647	—	6,933,821

Other directors whose term of office as a director continued after the Annual General Meeting were Kuo Wei (Herbert) Chang, Weili Dai, Dr. Pantas Sutardja, Dr. Sehat Sutardja and Ronald D. Verdoorn.

2.	To re-appoint PricewaterhouseCoopers LLP as our independent registered public accounting firm for our 2005 fiscal year ending January 29, 2005.

Votes	Votes	Votes
For	Against	Abstained
117,963,587	122,509	7,372

3.	To authorize the Board to fix the auditors remuneration.

Votes	Votes	Votes
For	Against	Abstained
117,435,765	462,300	195,403

4.	To approve an increase of authorized share capital.

Votes	Votes	Votes
For	Against	Abstained
117,669,686	230,090	193,692

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

(b) Reports on Form 8-K:

On May 20, 2004, we filed a current report on Form 8-K furnishing under Item 12 announcing certain information relating to our financial results for the first quarter of fiscal 2005. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

On June 1, 2004, we filed a current report on Form 8-K furnishing under Item 9 announcing our shareholders’ approval of an increase in our authorized share capital to allow for a 2 for 1 stock split of our common shares to be effected in the form of an issuance of bonus shares. The information contained in this Form 8-K shall not be deemed “filed” with the SEC as a result of its reference herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

September 9, 2004	By:	/s/ GEORGE A. HERVEY

Date		George A. Hervey
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.