Form 10-Q
period 2004-10-30
MARVELL TECHNOLOGY GROUP LTD
filed 2004-12-09
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2004

or

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

     Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at November 30, 2004

Common stock, $0.002 par value	273,890,152

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 31,	January 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$391,830	$224,399
Short-term investments	185,461	161,872
Accounts receivable, net of allowances of $2,870 and $2,849	190,894	136,513
Inventories	107,978	91,785
Prepaid expenses and other current assets	11,927	12,166
Deferred income taxes	6,547	6,547

Total current assets	894,637	633,282
Property and equipment, net	149,439	149,705
Goodwill	1,477,910	1,455,639
Acquired intangible assets	100,170	159,445
Other noncurrent assets	51,400	37,394

Total assets	$2,673,556	$2,435,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,657	$121,190
Accrued liabilities	21,796	15,927
Accrued employee compensation	34,202	20,896
Income taxes payable	5,301	2,155
Deferred income	11,936	12,996
Current portion of capital lease obligations	12,171	10,747

Total current liabilities	212,063	183,911
Capital lease obligations	14,362	19,944
Long-term income taxes payable	37,110	22,835
Other long-term liabilities	18,103	17,934

Total liabilities	281,638	244,624

Commitments and contingencies (Note 5) Shareholders’ equity:
Common stock, $0.002 par value; 492,000 shares authorized; 273,267 and 263,492 shares issued and outstanding	547	527
Additional paid-in capital	2,983,805	2,872,281
Deferred stock-based compensation	(3,873)	(7,945)
Accumulated other comprehensive income (loss)	(498)	757
Accumulated deficit	(588,063)	(674,779)

Total shareholders’ equity	2,391,918	2,190,841

Total liabilities and shareholders’ equity	$2,673,556	$2,435,465

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net revenue	$317,583	$215,331	$884,314	$576,468
Operating costs and expenses:
Cost of goods sold (1)	150,260	100,837	419,001	265,894
Research and development (1)	66,378	55,147	193,686	154,038
Selling and marketing (1)	19,381	15,738	57,966	45,984
General and administrative (1)	9,330	5,420	23,829	13,351
Amortization of stock-based compensation	837	1,528	3,497	3,206
Amortization and write-off of acquired intangible assets and other	19,758	21,641	82,775	60,649
Facilities consolidation charge	2,414	—	2,414	—

Total operating costs and expenses	268,358	200,311	783,168	543,122

Operating income	49,225	15,020	101,146	33,346
Interest and other income, net	1,770	1,726	5,058	4,606

Income before income taxes	50,995	16,746	106,204	37,952
Provision for income taxes	7,400	4,790	19,488	12,217

Net income	$43,595	$11,956	$86,716	$25,735

Net income per share:
Basic	$0.16	$0.05	$0.32	$0.10

Diluted	$0.15	$0.04	$0.29	$0.09

Weighted average shares:
Basic	271,069	254,912	267,731	248,306

Diluted	300,353	284,835	296,004	272,529

(1)	Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$16	$44	$76	$133
Research and development	515	790	2,100	1,518
Selling and marketing	104	297	527	546
General and administrative	202	397	794	1,009

	$837	$1,528	$3,497	$3,206

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 31,
	2004	2003
Cash flows from operating activities:
Net income	$86,716	$25,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,703	25,150
Amortization of stock-based compensation	3,497	3,206
Amortization and write-off of acquired intangible assets and other	59,275	60,649
Facilities consolidation charge	2,414	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(54,381)	(33,646)
Inventories	(16,193)	(37,247)
Prepaid expenses and other assets	571	1,740
Accounts payable	5,467	39,185
Accrued liabilities and other	9,481	(580)
Accrued employee compensation	11,569	12,850
Accrued facility consolidation charge	(1,782)	(2,195)
Income taxes payable	17,421	8,450
Deferred income	(1,060)	6,136

Net cash provided by operating activities	153,698	109,433

Cash flows from investing activities:
Purchases of short-term investments	(88,070)	(95,417)
Sales and maturities of short-term investments	63,227	78,786
Purchases of investments and loans advanced	(2,200)	(10,220)
Purchases of property and equipment	(23,753)	(28,542)
Purchases of technology licenses and other	(16,294)	(1,697)

Net cash used in investing activities	(67,090)	(57,090)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of repurchases	89,849	71,598
Principal payments on capital lease obligations	(9,026)	(4,194)

Net cash provided by financing activities	80,823	67,404

Net increase in cash and cash equivalents	167,431	119,747
Cash and cash equivalents at beginning of period	224,399	125,316

Cash and cash equivalents at end of period	$391,830	$245,063

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

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2004, the results of its operations for the three and nine months ended October 31, 2004 and 2003, and its cash flows for the nine months ended October 31, 2004 and 2003. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Available-for-sale investments

     The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

	October 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$227,772	$10	$(475)	$227,307
U.S. Federal, State, county and municipal debt securities	182,008	146	(271)	181,883

	409,780	156	(746)	409,190
Less amounts classified as cash equivalents	(223,729)	—	—	(223,729)

Short-term investments	$186,051	$156	$(746)	$185,461

	January 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$118,813	$488	$(193)	$119,108
U.S. Federal, State, county and municipal debt securities	103,896	407	(39)	104,264

	222,709	895	(232)	223,372
Less amounts classified as cash equivalents	(61,500)	—	—	(61,500)

Short-term investments	$161,209	$895	$(232)	$161,872

     The contractual maturities of available-for-sale debt securities classified as short-term investments at October 31, 2004 are presented in the following table (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$3,023	$3,013
Due between one and four years	183,028	182,448

	$186,051	$185,461

     Included in the Company’s available-for-sale investments are fixed income securities. As market yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are primarily due to changes in interest rates and bond yields. The Company does not believe any unrealized losses represent an other-than temporary impairment based on its evaluation of available evidence. The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2004 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$36,011	$(183)	$34,848	$(292)	$70,859	$(475)
U.S. Federal, State, county and municipal debt securities	42,983	(202)	7,925	(69)	50,908	(271)

Total temporarily impaired securities	$78,994	$(385)	$42,773	$(361)	$121,767	$(746)

Inventories

     Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The components of inventory are presented in the following table (in thousands):

	October 31,	January 31,
	2004	2004
Work-in-process	$71,246	$67,815
Finished goods	36,732	23,970

	$107,978	$91,785

Goodwill and purchased intangible assets

     The carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of October 31, 2004			As of January 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$394,715	$(294,724)	$99,991	$394,715	$(235,516)	$159,199
Trade name	100	(67)	33	100	(30)	70
Customer contracts	200	(54)	146	200	(24)	176

Total identified intangible assets	395,015	(294,845)	100,170	395,015	(235,570)	159,445
Goodwill	1,825,816	(347,906)	1,477,910	1,803,545	(347,906)	1,455,639

Total intangible assets	$2,220,831	$(642,751)	$1,578,080	$2,198,560	$(583,476)	$1,615,084

     The changes in the carrying amount of the goodwill for the nine-month period ended October 31, 2004 are as follows (in thousands):

October 31,
2004
Balances as of January 31, 2004	$1,455,639
Additional goodwill	22,271

Balances as of October 31, 2004	$1,477,910

     The increase in goodwill during the nine months ended October 31, 2004 was due to the former RADLAN shareholders becoming entitled to certain shares to be issued based on the Company’s achievement of revenues from certain products during the first nine months of fiscal 2005 (see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements).

     Identified intangible assets consist of purchased technology, trade name, and customer contracts and related relationships. Purchased technology and customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of five years. Trade name is amortized on a straight-line basis over its estimated useful life of two years. The aggregate amortization expense of identified intangible assets was $59.3 million and $60.6 million in the first nine months of fiscal years 2005 and 2004, respectively. The estimated total future annual amortization expense of acquired intangible assets is $19.8 million for the remaining three months of fiscal year 2005, $77.5 million for fiscal year 2006, $1.2 million for fiscal years 2007 and 2008, respectively, and $524,000 for fiscal year 2009.

     In the quarter ended April 30, 2004, the Company entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, the Company agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other. In the quarter ended July 31, 2004, the Company entered into a technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, the Company agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies and is included in amortization and write-off of acquired intangible assets and other, while the remainder of the amount has been capitalized as licensed technology in other noncurrent assets and will be amortized to cost of goods sold over its estimated useful life of five years.

Balance sheet components (in thousands)

	October 31,	January 31,
	2004	2004
Other noncurrent assets:
Equity investments in private companies	$9,436	$7,236
Other	41,964	30,158

	$51,400	$37,394

	October 31,	January 31,
	2004	2004
Other long-term liabilities:
Long-term facilities consolidation charge	$3,980	$5,149
Accrued severance	10,651	9,189
Other	3,472	3,596

	$18,103	$17,934

Warranty accrual

     The Company’s products are generally subject to warranty and it provides as a component of cost of goods sold for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. Changes in the Company’s warranty accrual during the first nine months of fiscal 2005 and 2004, respectively are as follows (in thousands):

	October 31,	October 31,
	2004	2003
Warranty accrual (included in accrued liabilities):
Beginning balance	$812	$526
Charges to cost of goods sold	1,086	960
Payments and other charges	(560)	(757)

Ending balance	$1,338	$729

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Numerator:
Net income	$43,595	$11,956	$86,716	$25,735

Denominator:
Weighted average shares of common stock outstanding	271,085	255,114	267,777	248,643
Less: unvested common shares subject to repurchase	(16)	(202)	(46)	(337)

Weighted average shares — basic	271,069	254,912	267,731	248,306
Effect of dilutive securities-
Unvested common shares subject to repurchase	16	202	46	337
Warrants	692	586	659	259
Contingently issuable shares	1,023	2,659	1,023	1,340
Common stock options	27,553	26,476	26,545	22,287

Weighted average shares — diluted	300,353	284,835	296,004	272,529

Basic net income per share	$0.16	$0.05	$0.32	$0.10

Diluted net income per share	$0.15	$0.04	$0.29	$0.09

     Options to purchase 467,731 common shares at a weighted average exercise price of $30.06 have been excluded from the computation of diluted net income per share for the three months ended October 31, 2004 and options to purchase 889,364 common shares at a weighted average exercise price of $27.34 have been excluded from the computation of diluted net income per share for the nine months ended October 31, 2004 because their exercise prices were greater than the average market price of the common shares for the period.

     Options to purchase 953,272 common shares at a weighted average exercise price of $27.14 have been excluded from the computation of diluted net income per share for the three months ended October 31, 2003 and options to purchase 4,988,490 common shares at a weighted average exercise price of $19.42 have been excluded from the computation of diluted net income per share for the nine months ended October 31, 2003, because their exercise prices were greater than the average market price of the common shares for the period. In addition, 1,023,256 contingent shares relating to the RADLAN acquisition have been excluded from the computation of net income per share for the three and nine months ended October 31, 2003 because the contingencies had not been met.

Comprehensive income

     The components of comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net income	$43,595	$11,956	$86,716	$25,735
Other comprehensive income:
Unrealized gain (loss) on available-for-sale investments and other, net of tax	1,066	(220)	(1,255)	(1,286)

Total comprehensive income.	$44,661	$11,736	$85,461	$24,449

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income:
As reported	$43,595	$11,956	$86,716	$25,735
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effects	837	1,528	3,497	3,206
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(32,478)	(22,127)	(105,330)	(59,428)

Pro forma	$11,954	$(8,643)	$(15,117)	$(30,487)

Basic net income (loss) per share:
As reported	$0.16	$0.05	$0.32	$0.10
Pro forma	$0.04	$(0.03)	$(0.06)	$(0.12)
Diluted net income (loss) per share:
As reported	$0.15	$0.04	$0.29	$0.09
Pro forma	$0.04	$(0.03)	$(0.06)	$(0.12)

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

     Additionally, 1,023,256 shares of the Company’s common stock are reserved for future issuance over a one-year period to former RADLAN shareholders, which is dependent upon the Company’s revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of October 31, 2004, approximately 91% or 933,223 of the remaining 1,023,256 shares reserved for future issuance were earned based on the Company’s achievement of revenues from certain products during the first nine months of fiscal 2005. As a result, the Company has recorded adjustments totaling $22.3 million to increase goodwill through the first nine months of fiscal 2005. A $5.7 million goodwill adjustment was calculated based on 293,290 shares earned during the quarter ended April 30, 2004 multiplied by the $19.46 closing price of the Company’s stock on April 30, 2004. An additional goodwill adjustment of $7.5 million was recorded in the second quarter of fiscal 2005 and was calculated based on 321,334 shares earned multiplied by the $23.22 closing price of the Company’s stock on July 30, 2004. Another goodwill adjustment of $9.1 million was recorded in the third quarter of fiscal 2005 and was calculated based on 318,599 shares earned multiplied by the $28.57 closing price of the Company’s stock on October 29, 2004. The 614,624 shares earned through August 1, 2004 are to be issued approximately 18 months from the closing date of June 27, 2003. The remaining shares earned subsequent to August 1, 2004 are to be issued approximately 24 months from the closing date. The remaining 90,033 shares, if earned, will represent additional purchase price and will be accounted for as additional goodwill.

     The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows (in thousands):

Amortizable intangible assets:
Purchased technology	$5,400
Trade name	100
Customer contracts and relationships	200

Total amortizable intangible assets	5,700
Goodwill	140,322
Current assets	2,325
Previously licensed technology	(2,500)
Property, plant and equipment	1,995
Other non current assets	1,526
Current liabilities	(15,719)
Other long-term liabilities	(2,136)

Total purchase price	$131,513

     Amortizable intangible assets consist of purchased technology, trade name, and customer related intangibles with useful lives of two to five years. Approximately $140.3 million has been allocated to goodwill, which represents the excess purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

     The results of operations of RADLAN have been included in the Company’s condensed consolidated statement of operations since the completion of the acquisition on June 27, 2003. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of RADLAN occurred at the beginning of the period presented (in thousands, except for per share amounts):

Nine Months
Ended October 31,
2003
Net revenues	576,856
Net income	15,601
Basic net income per share	0.06
Diluted net income per share	0.06

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

     As of October 31, 2004, cash payments of $7.9 million, net of sublease income, had been made in connection with these charges. Approximately $5.6 million is accrued for the facilities consolidation charge as of October 31, 2004, of which $1.6 million is the current portion included in accrued liabilities while the long-term portion totaling $4.0 million is payable through 2010, and is included in other long-term liabilities.

     A summary of the facilities consolidation accrual related to the fiscal 2003 charge during the nine months ended October 31, 2004 is as follows (in thousands):

	Balance at			Remaining
	January 31,	Net Cash	Non-Cash	Liability at
	2004	Payments	Charges	October 31, 2004
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$7,355	$(1,782)	$—	$5,573

     During the quarter ended October 31, 2004, the Company recorded a facility consolidation charge of $2.4 million of charges associated with the costs of consolidating and relocating operations in Israel. The charges included $2.3 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities, which reduced the carrying amount of the impaired assets, and $0.1 million of remaining lease commitments for these facilities.

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

     In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as VIEs, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

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

     In September 2004, the Emerging Issues Task Force (“EITF”) delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is complying with the disclosure requirements. The Company does not believe that EITF 03-01 will have a material impact on its consolidated results of operations when EITF 03-01 becomes effective.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact of adoption of SFAS 151 on its financial position and results of operations.

5. Commitments and Contingencies

     Purchase Commitments

     The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation. As of October 31, 2004, foundries had incurred approximately $76.2 million of manufacturing expenses on the Company’s outstanding purchase orders. As of October 31, 2004, the Company also had approximately $18.1 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

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

     On March 11, 2004, Trinity Technologies, Inc. (“Trinity”) filed a lawsuit against the Company’s subsidiary, Marvell Semiconductor, Inc. (“MSI”), in the Superior Court of California, alleging violation of the California Wholesale Sales Representative Contractual Relations Act of 1990, as well as breach of contract, breach of the implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as costs and attorneys’ fees. The Company believes the claims are without merit and intends to defend against all claims vigorously. The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

     In April 2004, Lonestar Inventions, L.P. (“Lonestar”) filed a complaint against the Company’s subsidiary (MSI), Analog Devices, Inc. and Broadcom Corporation in the United States District Court for the Western District of Texas in Austin alleging that MSI and the other named defendants (i) infringe a single patent relating to circuit technology, and (ii) induce infringement of such patents. The complaint seeks a permanent injunction against MSI as well as the recovery of monetary damages, including treble damages for willful infringement, and attorney’s fees. In November 2004, the Company and Lonestar entered into a settlement agreement and dismissed with prejudice all claims and counterclaims between them. The settlement amount did not have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.

     On October 7, 2004, Realtek Semiconductor Corporation (“Realtek”) filed a lawsuit against the Company and its subsidiary MSI in the U.S. District Court for the Northern District of California, alleging that the Company infringes certain patented technology proprietary to Realtek. In addition, Realtek filed a similar lawsuit in Taiwan against the same parties, the Company’s Taiwan subsidiary, Marvell Taiwan Ltd., and also naming an officer of the Company. The complaints seek a permanent injunction against the Company as well as the recovery of monetary damages. The Company believes the claims are without merit and intends to defend against all claims vigorously. The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

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

6. Related Party Transaction

     During the nine months ended October 31, 2004, the Company incurred approximately $0.5 million of business travel and airplane operating expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”). The airplane provided by ACM to the Company is owned by Estopia Air, LLC (“Estopia”), a Delaware limited liability company, owned and controlled by Dr. Sehat Sutardja, the Company’s Chairman, President and CEO, and Weili Dai, the Company’s Executive Vice President. ACM manages and operates the airplane on behalf of Estopia.

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

Overview

     We are a leading global semiconductor provider of high-performance analog, mixed-signal and digital signal processing integrated circuits. Our diverse product portfolio includes switching, transceivers, wireless, PC connectivity, gateways, communications controllers, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. We were founded in 1995. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products. The acquisition was accounted for using the purchase method of accounting, and the operating results of MSIL have been included in our consolidated financial statements from the date of acquisition. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $131.5 million.

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

     For the past three years, we have been able to report significant sequential quarterly growth in revenues; however, our revenues have grown at a slower sequential rate in the third quarter of fiscal 2005 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market.

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

     On November 18, 2004, we furnished to the U.S. Securities and Exchange Commission on Form 8-K, a press release and disclosed that for the three months ended October 31, 2004, our diluted income per share calculated according to Generally Accepted Accounting Principles (“GAAP”) was $0.14 based on diluted weighted average shares outstanding of 301.0 million shares. As reflected in the statement of operations in these unaudited condensed financial statements, our diluted income per share on a GAAP basis for the three months ended October 31, 2004, is $0.15 based on diluted weighted average shares outstanding of 300.3 million shares, due to a refinement in the calculation of shares outstanding.

Critical Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2004, as filed with the U.S. Securities and Exchange Commission. There have been no material changes in any of our accounting policies since January 31, 2004.

Results of Operations

     The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold*	47.3	46.8	47.4	46.1
Research and development*	20.9	25.6	21.9	26.7
Selling and marketing*	6.1	7.3	6.5	8.0
General and administrative*	2.9	2.5	2.7	2.3
Amortization of stock-based compensation	0.3	0.7	0.4	0.6
Amortization and write-off of acquired intangible assets and other	6.2	10.1	9.4	10.5
Facilities consolidation charge	0.8	—	0.3	—

Total operating costs and expenses	84.5	93.0	88.6	94.2

Operating income	15.5	7.0	11.4	5.8
Interest and other income, net	0.5	0.8	0.6	0.8

Income before income taxes	16.0	7.8	12.0	6.6
Provision for income taxes	2.3	2.2	2.2	2.1

Net income	13.7%	5.6%	9.8%	4.5%

*	Excludes stock-based compensation

Three and Nine Months Ended October 31, 2004 and 2003

   Net Revenue

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2004	2003	Change	2004	2003	Change
Net revenue	$317,583	$215,331	47.5%	$884,314	$576,468	53.4%

     Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increases in net revenue reflect a significant increase in volume shipments of our storage System-on-Chips, or SOCs, Gigabit Ethernet physical layer transceivers and wireless products during the three and nine months ended October 31, 2004, primarily due to increased acceptance of our storage SOC products by hard disk manufacturers, the continued adoption of our Gigabit Ethernet products as a replacement for Fast Ethernet products, and volume shipments of our 802.11 wireless local area network, or WLAN products. Revenue derived from development contracts increased in absolute dollars during the third quarter and first nine months of fiscal 2005 as compared to the third quarter and first nine months of fiscal 2004, but represented less than 10% of net revenue for each period.

     A portion of our revenue is concentrated with a relatively small number of customers. For the three months ended October 31, 2004, two customers each represented more than 10% of our net revenues for a combined total of 36% of our net revenue. For the quarter ended October 31, 2003, two customers each represented more than 10% of our net revenue for a combined total of 29% of our net revenue. In the nine months ended October 31, 2004, three customers each represented more than 10% of our net revenues for a combined total of 42% of our net revenue. For the nine months ended October 31, 2003, two customers each represented more than 10% of our net revenue for a combined total of 34% of our net revenue.

     In addition, one distributor accounted for approximately 12% and 13% of our net revenue in the three and nine months ended October 31, 2004, respectively and the same distributor accounted for 11% and 10% of our net revenue in the three and nine months ended October 31, 2003, respectively.

     Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 91% and 92% for the three and nine months ended October 31, 2004, respectively, while sales to customers located in Asia represented 90% and 89% for the three and nine months ended October 31, 2003, respectively. The rest of our sales are to customers located in the United States and other geographic regions. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

   Cost of Goods Sold

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2004	2003	Change	2004	2003	Change
Cost of goods sold	$150,260	$100,837	49.0%	$419,001	$265,894	57.6%
% of net revenue	47.3%	46.8%		47.4%	46.1%
Gross margin	52.7%	53.2%		52.6%	53.9%

     Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margins in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 was primarily due to a product mix change, which included production ramps of our storage SOCs and WLAN products. In addition, higher period costs related to an increase in inventory excess and obsolescence charges of $2.7 million for older, slow-moving products contributed to a decrease in gross margins in the third quarter of fiscal 2005 compared the third quarter of fiscal 2004. The decrease in gross margin in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003 was primarily due to a product mix change, which included production ramps of our storage SOCs, Gigabit Ethernet PHY transceivers and WLAN products. In addition, higher period costs related to an increase in inventory excess and obsolescence charges of $12.3 million for older, slow-moving products contributed to a decrease in gross margins in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, increased pricing pressures from our customers and competitors, increased period costs, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

   Research and Development

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2004	2003	Change	2004	2003	Change
Research and development	$66,378	$55,147	20.4%	$193,686	$154,038	25.7%
% of net revenue	20.9%	25.6%		21.9%	26.7%

     Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily due to the hiring of additional development personnel, including personnel costs associated with a full quarter of operations from the acquisition of Asica in November of fiscal 2004, all of which resulted in an increase in salary and related costs of $4.9 million. Additionally, we incurred increased costs of $1.7 million for prototype and related product tape-out costs for new product initiatives, increased depreciation and amortization expense of $1.7 million arising from purchases of property, equipment and technology licenses, increased costs of $0.8 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $1.5 million related to our expanding operations.

     The increase in research and development expense in absolute dollars in the first nine months of 2005 as compared to the first nine months of fiscal 2004 was primarily due to the hiring of additional development personnel, including personnel related from our acquisitions of RADLAN in June of fiscal 2004 and Asica in November of fiscal 2004, all of which resulted in an increase in salary and related costs of $21.8 million. Additionally, we incurred increased costs of $2.7 million for prototype and related product tape-out costs for new product initiatives, increased costs of $0.7 million for outside services to assist in new product initiatives, increased costs of $1.9 million for patent filing fees to protect newly developed intellectual property, increased depreciation and amortization expense of $5.2 million arising from purchases of property, equipment and technology licenses and other allocated expenses of $4.4 million related to our expanding operations.

     We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

    Selling and Marketing

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2004	2003	Change	2004	2003	Change
Selling and marketing	$19,381	$15,738	23.1%	$57,966	$45,984	26.1%
% of net revenue	6.1%	7.3%		6.5%	8.0%

     Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily due to the hiring of additional sales and marketing personnel, which resulted in an increase in salary and related costs of $1.9 million. Additionally, we incurred higher commission costs of $0.8 million primarily due to an increase in sales as well as other costs of $0.6 million related to expanding our sales and marketing activities as we broaden our customer and product base.

     The increase in selling and marketing expense in absolute dollars in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was primarily due to the hiring of additional sales and marketing personnel, including personnel costs associated with operations from our acquisition of RADLAN in June of fiscal 2004, all of which resulted in an increase in salary and related costs of $6.5 million. Additionally, we incurred increased commission costs of $1.9 million due primarily to an increase in sales as well as other costs of $2.3 million related to expanding our sales and marketing activities as we broaden our customer and product base and increased allocated costs of $1.1 million related to our expanding operations.

     We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts in emerging product markets such as power management and consumer applications for our WLAN and storage products.

General and Administrative

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2004	2003	Change	2004	2003	Change
General and administrative	$9,330	$5,420	72.1%	$23,829	$13,351	78.5%
% of net revenue	2.9%	2.5%		2.7%	2.3%

     General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. The increase in absolute dollars in general administrative expense in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily due to the hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $1.0 million. Our expenses also increased by $1.8 million due to attorney fees associated with our on-going legal proceedings and $1.7 million for higher professional fees as a result of our expanding operations and costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

     The increase in absolute dollars in general administrative expense in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was primarily due to the hiring of additional administrative personnel and personnel costs associated with a full quarter of operations from the RADLAN acquisition in June of fiscal 2004, all of which resulted in an increase in salary and related costs of $3.2 million. Our expenses also increased by $4.6 million due to attorney fees associated with our on-going legal proceedings and $2.7 million due to higher professional fees as a result of our expanding operations and costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

     We expect that the rate of increase in general and administrative expenses will decrease in absolute dollars next year, particularly related to attorney fees associated with on-going legal proceedings and professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

Amortization of Stock-Based Compensation

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2004	2003	Change	2004	2003	Change
Amortization of stock-based compensation	$837	$1,528	(45.2)%	$3,497	$3,206	9.1%
% of net revenue	0.3%	0.7%		0.4%	0.6%

     We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the assumption and grant of stock options as a result of our acquisitions. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. The decrease in amortization expense in both absolute dollars and percentage of net revenue in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily resulted from less amortization expense as a result of the graded-vesting method which results in lower amortization expense over the vesting period. The increase in amortization expense in absolute dollars in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily resulted from additional deferred stock-based compensation recorded from our acquisitions in fiscal 2004 being amortized in the first nine months of fiscal 2005.

Amortization and Write-off of Acquired Intangible Assets and Other

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2004	2003	Change	2004	2003	Change
Amortization and write-off of acquired intangible assets and other	$19,758	$21,641	(8.7)%	$82,775	$60,649	36.5%
% of net revenue	6.2%	10.1%		9.4%	10.5%

     In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $434.7 million of acquired intangible assets. In connection with the acquisition of RADLAN, we recorded $5.7 million of acquired intangible assets. The acquired intangible assets from the RADLAN acquisition are being amortized over their estimated economic lives of two to five years. In connection with the acquisition of Asica, we recorded $360,000 of acquired intangible assets. The acquired intangible assets from the Asica acquisition are being amortized over their estimated economic life of five years. The decrease in amortization and write-off of acquired intangible assets and other in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 is due to a charge in fiscal 2004 of $1.9 million related to the recognition of pre-acquisition losses due to our prior investments in RADLAN.

     During the second quarter of fiscal year 2005, we entered into a technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies is included in amortization and write-off of acquired intangible assets and other, while the remaining $15.0 million was capitalized as licensed technology and will be amortized to cost of goods sold over its estimated useful life of five years. During the first quarter of fiscal year 2005, we entered into another technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other. The increase in amortization and write-off of acquired intangible assets and other in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was due to $23.5 million of charges for payments made on technology license and non-assert agreements partially offset by a charge of $1.9 million related to the recognition of pre-acquisition losses due to our prior investments in RADLAN in the first nine months of fiscal 2004.

Facilities Consolidation Charge

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2004	2003	Change	2004	2003	Change
Facilities consolidation charge	$2,414	$—	100.0%	$2,414	$—	100.0%
% of net revenue	0.8%	—%		0.3%	—%

     During the quarter ended October 31, 2004, we recorded a total of $2.4 million of charges associated with costs of consolidating and relocating operations in Israel. The charges included $2.3 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities and $0.1 million of remaining lease commitments for these facilities. Prior to the consolidation of these facilities, we were leasing five separate facilities in Israel located in geographically dispersed areas of Israel. One of the locations was assumed through the acquisition of RADLAN. The main factors that led to the consolidation of three of the five facilities into one location were a need to centralize operations into a convenient location near the center of the country and a focus on improving productivity by minimizing travel time between facilities. As a result, we completed the consolidation of the majority of our Israel operations into one facility during the third quarter of fiscal 2005.

     At October 31, 2004, cash payments of $7.9 million, net of sublease income had been made in connection with the facilities consolidation charges recorded in fiscal year 2003 and the third quarter of fiscal 2005. Approximately $5.7 million is accrued for the facilities consolidation charge as of October 31, 2004, of which $1.7 million is the current portion while the long-term portion totaling $4.0 million is payable through 2010.

Interest and Other Income, net

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2004	2003	Change	2004	2003	Change
Interest and other income, net	$1,770	$1,726	2.5%	$5,058	$4,606	9.8%
% of net revenue	0.5%	0.8%		0.6%	0.8%

     Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. The increase in interest and other income, net for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 is primarily due to higher interest income on higher comparable invested cash balances, partially offset by a reduction in realized gains of $0.4 million on the sale of marketable securities in the third quarter of fiscal 2004. The increase in interest and other income, net for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 is primarily due to higher interest income on higher comparable invested cash balances partially offset by a reduction in realized gains of $0.6 million on the sale of marketable securities in the first nine months of fiscal 2004.

Provision for Income Taxes

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2004	2003	Change	2004	2003	Change
Provision for income taxes	$7,400	$4,790	54.5%	$19,488	$12,217	59.5%
% of net revenue	2.3%	2.2%		2.2%	2.1%

     Our effective tax rate was 14.5% and 18.3% for the three and nine months ended October 31, 2004, respectively, compared to 28.6% and 32.2% for the three and nine months ended October 31, 2003. The decrease in effective tax rate in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 is due primarily to a relative increase in pretax income. Excluding stock-based compensation expenses, non-deductible acquisition-related expenses and other non-related expenses our effective income tax rates for the third quarters and first nine months of fiscal 2005 and 2004 would have been 10% and 12%, respectively.

     On August 26, 2003, the Internal Revenue Service (IRS) began an income tax audit of Marvell Semiconductor, Inc. (MSI), a subsidiary of Marvell Technology Group, Ltd., for fiscal years ended January 31, 2001, 2002 and 2003. The audit was completed during the quarter ended July 31, 2004 with no material adverse impact on our consolidated financial statements.

Liquidity and Capital Resources

     Our principal source of liquidity as of October 31, 2004 consisted of $577.3 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

     Net Cash Provided by Operating Activities

     Net cash provided by operating activities was $153.7 million for the nine months ended October 31, 2004 compared to $109.4 million for the nine months ended October 31, 2003. The cash inflow from operations in the first nine months of fiscal 2005 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first nine months of fiscal 2005 included $59.3 million related to amortization of acquired intangible assets and other, $30.7 million of depreciation and amortization expense, $3.5 million of amortization of stock-based compensation and $2.4 million for the charge in connection with a facilities consolidation. Significant working capital changes contributing to positive cash inflow in the first nine months of fiscal 2005 included an increase of $17.4 million in income tax payable resulting from taxable income in the first nine months of fiscal 2005, an increase of $11.6 million in accrued employee compensation primarily related to an increase in the amount of employee contributions under the employee stock purchase plan and higher benefit related obligations as a result of the increase in number of employees and an increase of $9.5 million in accrued liabilities and other related to increases in accruals for legal, technology licenses and prototype and tape-out expenses.

     Significant working capital changes offsetting positive cash flows in the first nine months of fiscal 2005 included an increase in accounts receivable of $54.4 million primarily due to higher total net revenue in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. Although accounts receivable has increased, the days sales outstanding metric, or DSO, has remained consistent in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 in the range of 48 to 55 days. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers. In addition, our third fiscal quarter is seasonally stronger with increasing demand occurring in September and October, including the initial shipments of a new WLAN consumer design win. Inventory increased by $16.2 million primarily as a result of increased volumes of sales and associated purchases of inventory required to meet customer demand. The number of days of inventory has remained consistent in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 as we have effectively managed our inventory levels in response to longer production lead times and tighter capacity constraints at our foundries.

     For the nine months ended October 31, 2003, net cash provided by operating activities was $109.4 million. The cash inflow from operations in the first nine months of fiscal 2004 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first nine months of fiscal 2004 included $60.6 million related to amortization of acquired intangible assets, $25.2 million of depreciation and amortization expense, and $3.2 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first nine months of fiscal 2004 included an increase of $39.2 million in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during the first nine months of fiscal 2004, an increase of $12.9 million in accrued employee compensation primarily as the result of increased withholding taxes from the exercise of stock options by employees, and an increase of $8.5 million in income tax payable resulting from higher taxable income in the first nine months of fiscal 2004. Significant working capital changes offsetting positive cash flow in the first nine months of fiscal 2004 included a $37.2 million increase in inventory primarily as a result of increased volumes of sales and associated purchases of inventory required to meet demand. Accounts receivable increased by $33.6 million primarily due to higher net revenue in the first nine months of fiscal 2004.

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

     Net Cash Used in Investing Activities

     Net cash used in investing activities was $67.1 million for the nine months ended October 31, 2004 and $57.1 million for the nine months ended October 31, 2003. The net cash used in investing activities in the first nine months of fiscal 2005 was due to purchases of property and equipment of $23.8 million, purchases of technology licenses of $16.3 million and purchases of short-term investments of $88.1 million, partially offset by the proceeds from the sales and maturities of short-term investments of $63.2 million. The net cash used in investing activities in the first nine months of fiscal 2004 was due to purchases of property and equipment of $28.5 million, purchases of short-term investments of $95.4 million, and loan advances of $10.2 million, partially offset by the proceeds from the sales and maturities of short-term investments of $78.8 million.

     Net Cash Provided by Financing Activities

     Net cash provided by financing activities was $80.8 million for the nine months ended October 31, 2004 and $67.4 million for the nine months ended October 31, 2003. In the first nine months of fiscal 2005 and 2004, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.

     Our relationships with the foundries we utilize allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of October 31, 2004, our foundries had incurred approximately $76.2 million of manufacturing expenses on our outstanding purchase orders. As of October 31, 2004, we also had approximately $18.1 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

     In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in California into one location. This charge also included the remaining lease commitments of these facilities reduced by the estimated sublease income for the duration of the lease term. Prior to the consolidation of these facilities, we were leasing three separate facilities in California within ten miles of each other. We had expanded into two additional facilities because our headcount growth exceeded the capacity of our main California facility and we assumed an additional lease through the acquisition of MSIL. The main factors that led to the consolidation of these three facilities were that the lease on our main California facility expired in February 2002, a decline in market lease rates in Silicon Valley from the prior years and a focus on improving employee productivity by minimizing travel between facilities. During the second quarter of fiscal 2004, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitments, resulting in future negative cash flow over the remaining term of the subleases of approximately $5.6 million as of October 31, 2004. At October 31, 2004, cash payments of $7.9 million, net of sublease income had been made in connection with this charge. Approximately $5.6 million is accrued for this facilities consolidation charge as of October 31, 2004 of which $1.6 million is the current portion while the long-term portion totaling $4.0 million is payable through 2010.

     On June 27, 2003, we completed the acquisition of RADLAN Computer Communications Ltd. Upon the closing, we issued a total of 2,635,284 shares of common stock (valued at $24.0 million) and assumed 313,926 of vested options (valued at $2.9 million). In addition, we issued warrants to purchase 1,086,366 shares of our common stock at an exercise price of $9.21 per share (valued at $7.5 million). On October 6, 2003, we issued an additional 2,325,582 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 1,023,256 shares of our common stock are reserved for future issuance over a one-year period to former RADLAN shareholders, which is dependent upon our revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of October 31, 2004, approximately 91%, or 933,223, of the remaining 1,023,256 shares reserved for future issuance to former RADLAN shareholders were earned based on the Company’s achievement of revenues from certain products during the first nine months of fiscal 2005.

     On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. It is currently intended that the site will be the future location of our U.S. subsidiary. As a result of the purchase of the buildings, we expect to make significant commitments and incur costs to improve the buildings over the next twelve to eighteen months. We are still in the preliminary planning stages of defining the scope of the work to be performed as well as selecting contractors. However, we have prepared preliminary estimates of the amount of improvements that we plan to spend to build out and improve the buildings. We currently expect to spend approximately $50-$60 million for building improvements over the next twelve to eighteen months, of which $12.2 million has been committed in the form of non-cancelable purchase orders. The amount that we plan to spend and commit for building improvements is an estimate and may change as the scope of the work is defined and plans are finalized. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to cost of goods sold, research and development, sales and marketing and general and administrative expenses.

     We currently intend to fund our short and long-term capital requirements, as well as our liquidity needs, with existing cash, cash equivalents and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements and commitments for at least the next twelve months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalents and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional debt or equity financing, which in turn may be dilutive to our current shareholders. Additional funds may not be available on terms favorable to us or at all.

     The following table summarizes our contractual obligations as of October 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
						There-
	2005	2006	2007	2008	2009	after	Total
	(remaining
	three months)
Contractual obligations:
Operating leases	$4,697	$11,006	$4,667	$3,508	$2,440	$2,655	$28,973
Capital lease obligations	2,246	13,364	7,971	2,473	2,002	—	28,056
Purchase commitments to foundries	76,203	—	—	—	—	—	76,203
Capital purchase obligations	18,118	—	—	—	—	—	18,118

Total contractual cash obligations	$101,264	$24,370	$12,638	$5,981	$4,442	$2,655	$151,350

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

     In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as VIEs, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

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

     In September 2004, the Emerging Issues Task Force (“EITF”) delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. We are complying with the disclosure requirements. We do not believe that EITF 03-01 will have a material impact on our consolidated results of operations when EITF 03-01 becomes effective.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We are currently evaluating the impact of adoption of SFAS 151 on our financial position and results of operations.

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

     Rapid technological changes in the hard disk drive industry often result in significant and rapid shifts in market share among the industry’s participants. If the hard disk drive manufacturers using our products do not retain or increase their market share, our sales may decrease.

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

     In the first nine months of fiscal 2005, approximately 42% of our net revenue was derived from sales to three customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 18%, Samsung accounted for approximately 14% and Toshiba accounted for approximately 10%. Additionally, Wintech, a distributor, accounted for approximately 13% of our net revenue during the first nine months of fiscal 2005. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way, particularly because:

•	substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	our customers may develop their own solutions;

•	our customers may purchase integrated circuits from our competitors; or

•	our customers may discontinue sales or lose market share in the markets for which they purchase our products.

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

     We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on five third-party foundries to produce substantially all of our integrated circuit products. We also currently rely on several third-party assembly and test subcontractors to assemble, package and test our products. The resurgence of SARS and any similar future outbreaks in Asia could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. Other significant risks associated with relying on these third-party vendors include:

•	our customers or their customers may fail to approve or delay approving our selected vendor;

•	we have reduced control over product cost, delivery schedules and product quality;

•	the warranties on wafers or products supplied to us are limited; and

•	we face increased exposure to potential misappropriation of our intellectual property.

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

     In the last three years, worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the telecommunications and related industries, the situation in Iraq and recent international conflicts and terrorist and military activity. We cannot predict the timing, strength and duration of any economic recovery in the semiconductor industry and in particular, the broadband communications markets. In addition, the events of September 11, 2001, the continuing international conflicts and terrorist acts and the possibility of an extended United States presence in Iraq can be expected to place further pressure on economic conditions in the United States and worldwide. Also, a resurgence or perceived resurgence of severe acute respiratory syndrome, or SARS or a similar outbreak, could have a further adverse effect upon an already weakened world economy. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, our business, financial condition and results of operations will likely suffer.

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

The complexity of our products could result in unforeseen delays or expenses or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

     We and our independent registered public accounting firm are evaluating the effectiveness of our internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in fiscal 2005, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending January 31, 2005. Section 404 also requires our registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

     Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been, or will be, detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls as of January 31, 2005. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence in our company and our financial statements, which could have an adverse effect on our business and our stock price.

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

     Any transactions or relationships will be accompanied by the risks commonly encountered with those matters. Risks that could have a material adverse affect on our business, results of operations or financial condition include, among other things:

•	the difficulty of assimilating the operations and personnel of acquired businesses;

•	the potential disruption of our ongoing business;

•	the distraction of management from our business;

•	the potential inability of management to maximize our financial and strategic position as a result of an acquisition;

•	the potential difficulty maintaining uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the risk of entering market segments in which we have no or limited direct prior experience and where competitors in such market segments have stronger market segment positions; and

•	the potential loss of key employees of an acquired company.

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

     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the past few years, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.6 billion as of October 31, 2004. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We are subject to the risks of owning real property.

     On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million. It is currently intended that the site will be the future location of our U.S. subsidiary. The real property includes land and buildings, primarily related to our operations. We have little experience in managing real property. Ownership of this property subjects us to risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;

•	the potential disruption of our business and operations arising from or connected with a relocation due to moving to the facility;

•	increased cash commitments for improvements to the buildings or the property or both;

•	increased operating expenses for the buildings or the property or both;

•	possible disputes with tenants or other third parties related to the buildings or the property or both; and

•	the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of an earthquake.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

     In March 2004, the Financial Accounting Standards Board issued an exposure draft to require companies to expense employee stock options in accordance with SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123, for financial reporting purposes. A final standard is expected to be issued by the end of calendar 2004 and to be effective for interim or actual periods beginning after June 15, 2005. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula and then amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative to SFAS 123. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations because the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

     As of November 30, 2004, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 24% of the outstanding shares our common stock. Additionally, Sehat Sutardja Ph.D. and Weili Dai are husband and wife and Sehat Sutardja Ph.D. and Pantas Sutardja Ph.D. are brothers. All three are directors and together they held approximately 23% of our outstanding common stock as of November 30, 2004. As a result, if the directors and officers as a group or any of Sehat Sutardja Ph.D., Weili Dai, and Pantas Sutardja Ph.D. act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire.

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

     A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 92% of our net revenue in the first nine months of fiscal 2005, and represented 89% and 87% of our net revenue in fiscal 2004 and 2003, respectively.

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

     Substantially all of our products are manufactured by third-party foundries located in Taiwan. Currently our only alternative manufacturing sources are located in Taiwan, China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. In March 2002 and June 2003, major earthquakes occurred in Taiwan. Although our foundries and subcontractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

     We are also party to other claims and litigation proceedings arising in the normal course of business. The impact on us as a result of such claims and litigation cannot currently be ascertained. There can be no assurance that these matters will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future that may adversely impact gross margins. Any litigation, regardless of the outcome, is time-consuming and expensive to resolve, require us to pay significant monetary damages and divert management time and attention.

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

     The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 2000. Initially, this tax exemption was to expire after eight years, but the Economic Development Board on September 27, 2004 agreed to extend the term to 10 years. As a result we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If our Pioneer Status is terminated early, our financial results could be harmed. In addition, on October 1, 2004, the Economic Development Board of Singapore agreed to grant our Singapore subsidiary a Development and Expansion Incentive for a term of 5 years, commencing July 1, 2004, under which a portion of the income of the subsidiary which does not qualify for Pioneer Status will be taxed at a reduced rate of 10 percent. We agreed to maintain Singapore as our Asia Pacific headquarters and to meet several requirements relating to headcount, production activities and spending.

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

     Future sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline. As of November 30, 2004, we had 273,890,152 shares outstanding and none of these shares are subject to any lock-up agreements. The market price of our stock could drop significantly if holders of a substantial number of our shares sell them or are perceived by the market as intending to sell them. In addition, the sale of our shares could impair our ability to raise capital through the sale of additional stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; and Federal, State, county and municipal debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of October 31, 2004 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Expected Fiscal Year Maturity Date
	2005	2006	2007	2008	2009	Total	Fair Value
Variable Rate	$223,729	$—	$—	$—	$—	$223,729	$223,729
Average Interest Rate	1.95%	—	—	—	—	1.95%
Fixed Rate	$3,023	$30,092	$104,717	$38,175	$10,044	$186,051	$185,461
Average Interest Rate	1.78%	1.99%	2.56%	3.04%	3.38%	2.60%

     At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of October 31, 2004 would have an immaterial effect on our financial position, results of operations and cash flows.

     Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $9.4 million at October 31, 2004, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

     We are completing our detailed assessment of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We have identified changes that need to be made to our internal controls, primarily related to better documentation of the performance of certain controls. We believe the changes made during the three months ended October 31, 2004 did not, individually or in the aggregate, have a material effect on, and are not reasonably likely to materially affect, our internal controls over financial reporting. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors That May Affect Future Results.

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

     In April 2004, Lonestar Inventions, L.P. (“Lonestar”) filed a complaint against our subsidiary (MSI), Analog Devices, Inc. and Broadcom Corporation in the United States District Court for the Western District of Texas in Austin alleging that MSI and the other named defendants (i) infringe a single patent relating to circuit technology, and (ii) induce infringement of such patents. The complaint seeks a permanent injunction against MSI as well as the recovery of monetary damages, including treble damages for willful infringement, and attorney’s fees. In November 2004, MSI and Lonestar entered into a settlement agreement and dismissed with prejudice all claims and counterclaims between the parties. The settlement amount did not have a material adverse effect on our business, results of operations, financial condition or cash flows.

     On October 7, 2004, Realtek Semiconductor Corporation (“Realtek”) filed a lawsuit against Marvell and our subsidiary MSI in the U.S. District Court for the Northern District of California, alleging that we infringed certain patented technology proprietary to Realtek. In addition, Realtek filed a similar lawsuit in Taiwan against the same parties, Marvell’s Taiwan subsidiary, Marvell Taiwan Ltd., and also naming an officer of Marvell. The complaints seek a permanent injunction against us as well as the recovery of monetary damages. We believe the claims are without merit and intend to defend against all claims vigorously. We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

(a)The following exhibits are filed as part of this report:

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

MARVELL TECHNOLOGY GROUP LTD.

December 9, 2004	By:	/s/ GEORGE A. HERVEY

Date		George A. Hervey
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.