Form 10-K
period 2005-01-29
MARVELL TECHNOLOGY GROUP LTD
filed 2005-04-14
CIK 1058057

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to

Commission file number 0-30877

Marvell Technology Group Ltd.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	77-0481679 (I.R.S. Employer Identification No.)

Canon's Court, 22 Victoria Street, Hamilton HM 12, Bermuda
(Address of principal executive offices)

(441) 296-6395
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.002 par value per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $3,830,300,333 based upon the closing price of $23.22 per share of such common stock on the Nasdaq National Market on July 30, 2004 (the last business day of the registrant's most recently completed second quarter). Shares of common stock held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common stock known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

        As of March 31, 2005, there were 279,147,578 shares of common stock of the Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Items 10 (as to directors, section 16(a) beneficial ownership reporting compliance, and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the Company's definitive proxy statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 29, 2005 in connection with the Company's 2005 Annual General Meeting of Shareholders. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this report.

MARVELL TECHNOLOGY GROUP LTD.

Forward-Looking Statements

        The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "allows," "can" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to industry trends, our expectation of additional growth in fiscal 2005 due to various reasons, including expected increases in shipments of storage SOCs and our WLAN products from new design wins, and our Gigabit Ethernet products for switching equipment, and our belief that our analog, mixed signal, digital signal processing and embedded microprocessor integrated circuit technology can be leveraged into other large volume and diverse markets; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products enabling the storage, transmission and management of large volumes of data at high speeds; the anticipated benefits of consolidating our facilities and the sufficiency of our facilities; the anticipated features and benefits of our technology solutions; our strategy and components of our strategy, including our intention to expand our market position by developing new signal processing technologies, to leverage our technology for broadband communications applications, to continue to extend our leadership position for storage market applications, and to strengthen and expand our relationship with customers using a variety of techniques; the anticipated needs of our customers; our intention to continue to use widely available CMOS processes to manufacture our products; our intention to expand our system-level approach to design in order to improve our time-to-market and production of our products; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our expectations regarding the amount of sales we conduct directly and through distributors; continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development, and expected results, cash flows, and expenses including those related to sales and marketing, research and development and general and administrative; our intention to make acquisitions, investments, strategic alliances and joint ventures; expected revenue and sources of revenue and make-up of revenue; expected impact, if any, of legal proceedings; the adequacy of liquidity and capital resources; growth in business and operations; and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic downturns in either domestic or foreign markets; our dependence upon the hard disk drive industry and integrated circuit industry, both of which are highly cyclical; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; and the outcome of pending or future litigation. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, as well as the risks discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART I

Item 1.    Business

Overview

        We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. Our core technologies were initially focused on the storage market, where we provide high-performance products to storage companies such as Fujitsu, Hitachi, Maxtor, Samsung, Seagate, Toshiba and Western Digital. We subsequently applied our technology to the high-speed, or broadband, communications market, where we provide industry-leading physical layer transceivers, switched Ethernet and wireless solutions, which provide the interface between communications systems and data transmission media, to manufacturers of high-speed networking and wireless equipment including Asustek, Cisco, 3Com, Dell, Foundry Networks, Intel and NETGEAR. We have also targeted our wireless technology for a variety of emerging consumer electronic devices to enable applications such as wireless connectivity, ad-hoc gaming, streaming audio or video and voice over Internet applications and commenced volume shipments for such wireless products to Sony Corporation. We also applied our technology by introducing integrated circuits and modules that provide power management broadly to electronic devices.

        Marvell Technology Group Ltd. was incorporated in Bermuda in January 1995. Our registered address is Canon's Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number there is (441) 296-6395. The address of our United States subsidiary is Marvell Semiconductor, Inc., 700 First Avenue, Sunnyvale, California 94089, and our telephone number there is (408) 222-2500. We also have offices in Israel, Singapore, Germany, China, Japan, Korea, Taiwan and the United Kingdom. Our fiscal year ends on the Saturday nearest January 31. For presentation purposes, we refer to January 31 as our fiscal year-end for all periods.

Available Information

        Our website address is located at www.marvell.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.

Industry Background

  Satisfying Bandwidth Demand

        Businesses and consumers today are creating rapidly growing demand for broadband access to large volumes of information in multiple forms, including voice, video and data. This demand is driven by the introduction of new data-intensive computing, communications and highly integrated consumer electronics applications, such as web-based commerce, streaming audio and video, and voice over Internet technology. In addition, information is increasingly available via networks through a variety of access devices, including personal computers, digital cable set-top boxes, handheld computing devices known as personal digital assistants, and wireless phones. These applications and devices require increasingly higher data transfer rates within computing systems and the data storage devices that support them and across the network communication infrastructures that serve them.

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

        When the data is transmitted wirelessly through the open air, an added level of complex signal processing algorithms and techniques are required to maximize interference immunity, performance range and to enable a high level of data security. Additionally, the wireless solutions need to employ sophisticated radio frequency, or RF, technologies utilizing radio communications. Because most wireless applications are utilized by mobile devices, low power consumption and small size are also critical requirements for such devices.

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

  Storage of Data

        A substantial portion of all business and personal information is recorded on magnetic disk drives in data servers, workstations, personal computers and a variety of emerging consumer devices. As end-user data requirements increase, disk drive suppliers must consistently offer drives with faster data transfer rates and higher capacities. Disk capacity is measured by areal density, which is the amount of data stored on one square inch of disk space. Also, within computers the transmission of data from the disk drive to the motherboard is transitioning to Serial ATA technology from Parallel ATA technology. Serial ATA technology allows data to be transmitted at higher speeds but requires a change in the silicon components on both the disk drive and the motherboard.

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

        In addition, as disk drive manufacturers seek to reduce costs, they now largely require that functions traditionally performed by stand-alone integrated circuits be combined with the read channel into a single integrated circuit referred to as a System-on-Chip, or SOC. Components which are now integrated into a single chip include the read channel, hard disk controller, embedded memory and one or more microprocessors.

        Traditionally, disk drives have been primarily utilized by data servers, workstations, and personal computers. However, over the past few years, there has been a growing trend for a variety of new consumer electronic devices to integrate disk drives to increase the devices' storage capacity. Consumer devices such as personal video recorders and gaming consoles have adopted standard disk drives used by personal computers. Additionally, there has been a growing adoption of small form factor drives used by emerging consumer electronic devices such as MP3 music players and PDAs. These small form factor drives are much smaller in size than drives used by personal computers and typically have lower power and utilize different interfaces to the host CPU.

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

        Additionally, with the adoption of Institute of the Electrical and Electronics Engineers' (IEEE) 802.11 industry standards for wireless transmission of data, many wireless applications have been developed. Many new emerging consumer applications such as cell phones, printers, digital cameras, MP3 devices, speakers, game consoles and PDAs are beginning to adopt 802.11 wireless technologies for a variety of different usages of the wireless functionality. We believe that 802.11 technologies will be broadly deployed in such electronic devices as reliable, low cost and low power 802.11 radios and processors begin to be provided.

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

        Another challenge faced by portable products today is that battery technology has not scaled as rapidly as semiconductor technology due to limited advancements in chemical technology. This divergence is also placing greater demands on sophisticated power management solutions. Sophisticated power management solutions that are able to drive higher efficiency which can extend battery life and enhance the thermal profile of today's portable electronic devices are in great demand.

  The Opportunity for New Integrated Circuit Solutions

        We believe the rapidly growing demand for products that enable the storage, transmission and management of large volumes of voice, video and data at high speeds is creating the need for a new generation of integrated circuit solutions:

  •
  Disk drive read channel chips and SOC devices that are capable of handling increasingly higher data transmission rates with sophisticated error correction features, low power consumption and incorporation of a variety of interfaces;

  •
  Physical layer devices that are capable of supporting increasingly higher data transmission rates over existing media infrastructures;

  •
  Switches that have the intelligence to process and provide routing management functions and carry information in multiple forms including voice, video and data;

  •
  Wireless LAN chipsets that enable reliable, high-speed data transmission for wireless connectivity, as well as, very low power, highly integrated Wireless LAN chipsets for emerging consumer electronic devices;

  •
  Power management solutions that are able to efficiently scale with the increasing electrical current required in today's electronic equipment while also driving extended battery life and enhanced thermal profile;

  •
  System controllers that improve CPU subsystem performance, enabling the quick and efficient movement of data;

  •
  WAN communication controllers that bridge the LAN with the Internet infrastructure; and

  •
  Serial connectivity chips that connect disk drives with motherboards at increased data transfer rates using Serial ATA technology.

        Additionally, we believe that our high-performance analog, mixed-signal, digital signal processing and embedded microprocessor technology can also be leveraged into many other large volume and diverse markets that will have the added benefit of increasing our customer and market diversification.

        To keep the power consumption of these new solutions at acceptable levels, more efficient yet powerful signal processing algorithms, implemented in silicon, are required. These next-generation devices must also satisfy market demands associated with large production volumes, competitive pricing, high reliability and decreased size. To meet these demands, we also expect the trend to continue towards integrating into one chip various functions that are generally implemented in discrete integrated circuits. Integration reduces the overall number of components in a system, reducing overall system cost and power consumption. We believe the integration of high performance embedded microprocessors will be an important technology to enable such high levels of integration.

Our Solutions

        Our integrated circuits incorporate precise high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuit technology. Our products are designed to allow our customers to store and move digital data reliably at high data transfer rates while using existing media infrastructures or wirelessly through the open air. Our products are also used for transmitting and recovering digitally converted analog signals to and from various types of broadband communications media.

        Our products target high volume markets where some of the most critical success factors are performance, features, power consumption, quality and cost. We initially applied our analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuit technology to storage applications, where we now provide standalone read channel devices, integrated SOCs incorporating read channels, hard disk controller, embedded memory and one or more microprocessors, preamplifiers, motor controllers and power management to meet the high data transfer rate, high areal density, data integrity and power consumption requirements of our customers. A preamplifier amplifies the low level electrical signal transmitted to and from the recording heads in a disk drive device and motor controllers are responsible for controlling movement of the drive mechanical systems.

        We have also applied our core technology to developing high-performance physical layer devices for computers and communications systems that transmit data in analog form but process the data internally in digital form. We have developed physical layer devices for 10 and 100 Megabit per second Ethernet and Fast Ethernet applications, and Gigabit Ethernet physical layer devices for use with existing copper twisted pair wiring infrastructures as well as over fiber-optic cabling. Our Fast Ethernet physical layer devices provide long distance signal transmission capability and low power consumption. Our Gigabit Ethernet physical layer devices address the reduced signal quality of Gigabit data rate signals on existing copper twisted pair wiring infrastructures. Additionally, we have also developed 10 Gigabit Ethernet physical layer devices that can be used in the backplane for interconnection between line cards, among other applications.

        To address the growing demand for wireless connectivity, we have also developed a family of wireless integrated circuit chipsets in accordance with standards set by the Institute of Electrical and Electronics Engineers' (IEEE) 802.11 standards. Our highly integrated Libertas™ solutions include an RF transceiver and a baseband/Media Access Controller, or MAC. The RF transceiver sends and receives data using advanced radio technology coupled with an integrated power amplifier to boost or reduce RF signals. The baseband/MAC employs sophisticated digital signal processing techniques and embedded microprocessor technology to process and manage the data as well as provide data security. These functions are used or being designed to wirelessly connect computers as well as many consumer devices such as cell phones, printers, digital cameras, MP3 devices, speakers, game consoles and PDAs. By integrating our Fast Ethernet physical layer technology, the chipset can also be used in access points that connect wireless devices to wired communications systems. Additionally, the chipset can be designed with our multi-port integrated switches to cost-effectively develop wireless gateway routers for the home or small office.

        We also design integrated circuits that perform critical functions in converged network systems, in which voice, video and data are handled seamlessly using Internet Protocol, or IP, techniques. We have developed several product families for broadband communication system vendors that address the important subsystems in communication systems — the CPU subsystem, the LAN subsystem and the WAN subsystem. As increased system bandwidth places higher demands on the CPU, our highly integrated Discovery™ system controllers greatly improve CPU subsystem performance. The strong technical foundation established for the creation of the system controller products has been used to create our Horizon™ WAN communication controllers. Our WAN communication controllers consist of products that integrate most of the system blocks needed to implement converged voice/data routers. We also offer switched Ethernet controllers and processors for the LAN subsystems. Our physical layer technology and expertise combined with our system-level technology and expertise is designed to provide our customers with complete solutions, which we believe enables them to introduce their products to the market more quickly than they can with other solutions.

        We have also introduced integrated circuits that perform the management of power within electronic devices. Our power management solutions utilize a digital signal processing based approach as compared to what has been traditionally performed with pure analog solutions. We believe that our approach to power management is capable of handling higher levels of electrical current with the use of smaller and fewer passive components. Our approach also results in higher efficiency that increases battery life and also decreases the system's heat dissipation, which minimizes the usage of fans or other means of cooling the equipment.

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

  •
  Proprietary Digital Signal Processing Algorithms.    Our advanced digital signal processing algorithms enable data transmission at high speeds across a wide range of physical media with low data error rates. These digital signal processing algorithms improve performance in the presence of media imperfections such as substandard media, noise, signal-level degradation over distance, adjacent line and multi-path interference and signal echo. We have developed a broad suite of communications algorithms that can be utilized across many of our products.

  •
  Embedded Microprocessor Technology.    We have designed, developed and licensed high performance embedded microprocessor technology. Our embedded microprocessors can be integrated across our portfolio of our low cost, low power CMOS products. Embedding these advanced high performance microprocessors will allow our customers to integrate increasing levels of system functionality and sophistication with less power consumption and lower cost than by utilizing separate stand alone microprocessors.

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

        Key benefits for our customers are:

  •
  High Performance.    Our products achieve high data transfer rates and low error rates when used with lower quality media and deliver superior signal transmission distance when used with standard media.

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

  •
  Accelerated Time-to-Market.    We help our customers rapidly introduce higher performance and lower cost products. Many features of our integrated circuits are software-configurable, allowing our customers to customize circuit operation for their specific applications. In addition, although our customers have traditionally internally developed the key application-specific integrated circuits, or ASICs, for their network systems or have used programmable logic, such as field programmable gate-arrays, our customers have recently begun to outsource this product to us. We can develop these products more rapidly and at a lower cost while achieving higher performance than our customers could develop them internally because of the larger size of our potential market and the resources we dedicate to such functions. In product areas where reconfiguration or flexibility is important, we also offer software configurable control circuits and modules. Additionally, many of our new products are supported by evaluation boards and reference designs to accelerate our customer's development activities. Evaluation boards facilitate the adoption of our semiconductor devices by closely resembling actual end-products or subsystems within them. For our customers of switched Ethernet products we also offer complete production kits. Production kits are total system solutions that come complete with all hardware, software, manufacturing and documentation required for our customers to launch a new product into mass production with accelerated time to market.

Our Strategy

        Our objective is to be a leading provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Key elements of our strategy to achieve this objective include the following:

  Expand Market Position by Developing New Signal Processing Technologies

        We have built expertise in core areas of technology, including analog, mixed-signal circuit design methodologies, broadband signal processing algorithms, custom digital signal processors and system-level expertise. We intend to continue to invest considerable resources in developing new and enhanced algorithms and improved analog, mixed-signal, digital signal processing and embedded microprocessor technologies. We expect that our investment will allow us to develop products that can achieve data transmission speeds approaching the fundamental limits of particular physical media infrastructures. Our core signal processing technologies can be applied to a wide range of applications used in the business enterprise and consumer markets. Additionally, we intend to develop and introduce new products that utilize off-the-shelf general purpose mixed signal and analog solutions for a broad range of markets currently served by conventional pure analog solutions. These general purpose standard components will expand our reach into both vertical and horizontal markets and have the added benefit of customer and market diversification.

  Leverage Technology for Broadband Communications Applications

        We initially expanded our mixed-signal and digital signal processing technology expertise beyond storage applications for computers and communications equipment through the introduction of physical layer devices using the Fast Ethernet networking protocol. These physical layer devices provide long distance signal transmission capability and low power consumption. We then applied our technology to developing Gigabit Ethernet and 10 Gigabit Ethernet physical layer devices. Additionally, we have integrated our physical layer devices with functions previously provided by other integrated circuits, such as the MAC. The MAC is the component that controls access by different devices to the physical media to ensure that signals sent from different devices over the same channel do not collide.

        We have combined our physical layer transmission solutions with our high-performance switching and internetworking products. By utilizing our system architecture expertise we have integrated multiple product functions to address the demands of today's communications equipment. Our complete product offering is targeted at the business enterprise market where networks are being converged to handle voice, video and data across LANs and WANs.

  Extend Leadership Position for Storage Market Applications

        Storage applications present a large volume opportunity for our analog, mixed-signal, digital signal processing and embedded microprocessor technologies. We believe our technology effectively addresses the increasing data access rates and higher data integrity and reliability requirements of storage systems. We have achieved significant market share in enterprise and mobile computing disk drives. These disk drives demand the highest performance read channel products.

        We intend to extend our leadership position in enterprise and mobile disk drives by continuing to develop and introduce products enabling higher data transfer rates and areal densities. In addition, we intend to extend our market position in disk drives for the desktop personal computer segment as well as disk drives used in emerging consumer electronics.

        We believe that, for us, storage applications are one of the technology and logistics drivers for the rapid and cost-effective development of many of our products and, therefore, it is important that we continue to develop new high-performance products and product enhancements for storage applications. Applying our analog, mixed-signal, digital signal processing and embedded microprocessor technology to develop products for high-performance disk drives, and testing and improving the products for these applications adds to our library of proprietary technology and allows us to apply this technology more rapidly to develop products for other applications and markets. In addition, the demanding logistics of product delivery to the storage market has required us to establish systems that enable efficient and timely delivery systems to support other targeted markets.

  Strengthen and Expand Our Relationships with Current and Potential Customers

        We intend to continue to strengthen and expand our relationships with customers by identifying our customers' evolving needs and by designing new products and product functions to meet these needs. For example, while we design products that can be used by multiple customers, we often customize our products to incorporate our customers' specific requirements. As the markets we address become increasingly complex and competitive, we anticipate that many of our customers will increasingly wish to combine elements of their designs with our own designs. We intend to jointly develop highly integrated products with our customers to meet their cost and performance requirements and to strengthen relationships with them.

  Capitalize on Widely Available Manufacturing Processes and Fabless Operating Model

        We intend to continue to use widely available processes to manufacture our advanced analog, mixed-signal, digital signal processing and embedded microprocessor products. We believe this will better enable us to reliably manufacture our products in volume, thereby decreasing our time-to-market and costs, while also facilitating the development of highly integrated products. We have developed our own embedded memory technology for complex System-on-Chip designs. We are also in the process of developing products that integrate our core mixed-signal, digital signal processors and embedded microprocessors with other internal solutions. We are further developing and are in production with various products integrating our customers' silicon components and on-chip memory with our own technology.

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

  Expand Our System-Level Approach to Design

        We intend to expand our use of a system-level approach to develop products to improve the time-to-market and production of our products, and in turn to assist our customers to introduce their products more rapidly to the market. Our system-level approach considers the various components in a system to anticipate and effectively evaluate the various systems issues and tradeoffs that our customers will face when designing our products into their equipment. Our architects, designers, technical marketing engineers and applications engineers have broad knowledge of communications system architectures and advanced microprocessors, allowing us to take a system-level approach in the design of our products. This helps us to partition our devices properly and to attain appropriate levels of integration. A system-level approach also results in modular offerings: a device may operate on a stand-alone basis as a complete basic system or various devices may be interconnected to form a more complex system.

        In designing a product, we also conduct system-level simulations in which the software model of a new device interacts with models of the devices with which it will interface in a typical system in order to test system-level operability. These simulations are often conducted with key customers that provide extensive feedback to our design team. As a result, we have successfully designed products that are highly functional on first silicon. Additionally, with our acquisition of RADLAN Computer Communications Ltd., a leading provider of embedded networking software, we are now able to combine our system-level designs with RADLAN's embedded networking software to provide our customers with production-ready designs and kits.

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

        Enterprise Networking.    LANs are comprised of different types of equipment interconnected by copper, fiber and/or coaxial cables over a computer networking protocol called Ethernet. As the volume of data transmitted over these networks continues to increase, communication bottlenecks are appearing and new technologies such as Gigabit Ethernet are being employed to replace the older 10 Megabit and 100 Megabit per second technologies. Many desktop connections have recently migrated to Gigabit Ethernet technology, and we believe that the 1,000 Megabit per second Gigabit Ethernet standard has become the predominant technology for servers and backbone infrastructures that support LANs. We further believe that as desktop connections continue to migrate to the Gigabit Ethernet standard, server and backbone connections will eventually migrate to the new 10,000 Megabit per second standard, known as 10 Gigabit Ethernet.

        Additionally, as businesses seek faster access to increasing amounts of information through LANs, Metropolitan Area Networks, or MANs, and WANs, such as the Internet, these networks are constrained in their ability to process and transmit information quickly. As a result, business enterprise equipment and systems are undergoing a transformation to allow for increased data transmission speed and the sophistication to intelligently route and process voice, video and data. Previously processed by disparate systems — one for voice, one for video, one for data — these systems are being converged to create a single, more efficient system. Additionally, vendors of business enterprise equipment are increasingly faced with time-to-market pressures and resource constraints, which have augmented the vendors' transition from internally developed solutions to third-party semiconductor devices. In addition to the vendors' transition to third party semiconductor devices, many vendors are also looking for third party support for their software needs.

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

        Business Enterprise Computer.    Business enterprises purchase desktop, laptop and server computers to improve their productivity. We believe there is a transition underway in the way these computers connect to communications networks. Wired connections to the communications networks are transitioning to Gigabit Ethernet connections and mobile computers are quickly adopting WLAN connectivity. We provide Gigabit Ethernet and WLAN connectivity integrated circuits tailored specifically for all three business PC market segments — enterprise, mobile and desktop.

        Purchases of desktop computers are becoming increasingly price sensitive. As a result, disk drive manufacturers focused on this segment require integrated circuit components that facilitate design for high volume, low cost manufacturing. Our complimentary metal oxide semiconductor or CMOS-based design is well-suited for high volume, low cost manufacturing, scalable performance and integration. Due to our ability to deliver high data transfer rates while meeting the cost requirements of the desktop computer segment, we offer cost-conscious manufacturers of desktop computer storage products with a migration path for building the high-performance drives of the future.

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

        Integrated circuits used in PCs are increasingly manufactured in smaller advanced geometries. Additionally, these smaller devices are being manufactured with higher levels of functional integration and designed to perform at record speeds, resulting in increased electrical current consumption. Conventional analog solutions require the use of larger passive components to operate effectively in this environment, thus increasing the cost of the solution. Due to the use of advanced digital signal processing, our power management solution is able to perform equivalent functions with the use of fewer and smaller passive components, thus lowering the total system cost and form factor of the PC. Additionally, we believe our power management solutions offer very high efficiency, which allows for improved battery life in laptops and decreased system heat dissipation, thus eliminating or significantly reducing the need for cooling mechanisms such as fans.

        Business Storage.    Demand for storage in the PC market is increasing rapidly due to the introduction of new data-intensive computing and communications applications, such as web-based commerce, streaming audio and video, enterprise-wide information systems and telecommuting. Also, the connection between the computer's disk drive to the motherboard is transitioning from a slower parallel connection (Parallel ATA) to a faster, more cost-effective serial connection (Serial ATA). We provide solutions tailored to the specific storage requirements of the enterprise, desktop and mobile computer segments.

        The proliferation of new technologies such as Redundant Array of Independent Disks (RAID) systems and network-based storage systems is resulting in increased usage of high-performance storage devices. Enterprise computing applications require systems that are capable of storing and retrieving large amounts of data at high rates. As a result, manufacturers of storage devices for the enterprise computer segment place primary importance on disk drive performance, reliability and capacity and are less concerned with size, power consumption and absolute cost. To accommodate these requirements, we provide integrated circuits that produce reliable storage devices with high data transfer rates and high capacity for complex, large-scale processing environments.

        Additionally, enterprise computers frequently use multiple disk drives such as RAID configurations. The market is increasingly adopting Serial ATA as a new connection technology between the disk drive and the motherboard. We provide Serial ATA integrated circuits for both disk drive electronics as well as for the connection on the motherboard. Our Serial ATA integrated circuits for the motherboard allow Serial ATA connection of multiple disk drives to the motherboard.

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

        A SAN connects multiple servers to a centralized pool of disk storage. In a SAN, disk maintenance and routine backups are easier to schedule and control because all of the company's storage is treated as a single resource. In some SANs, the disks themselves can copy data to other disks for backup without any processing overhead at the host computers. The NAS system is a related storage device. The NAS is a specialized file server that attaches to the LAN like any other server or workstation; however, rather than containing a complete operating system, it generally uses a slimmed-down operating system and file system specialized for handling file-only reads and writes. SAN and NAS systems require high-performance circuitry. We provide physical layer transceivers and system controllers to the storage networking market.

        Carrier Access.    The convergence of circuit switched and IP packet based technologies is requiring systems to reliably and intelligently route and process voice, video and data. Carrier access equipment is transitioning from legacy telephony equipment that simply bridges traffic to equipment that performs many higher level functions, including Voice over IP, or VoIP, Virtual Private Networks, or VPNs, IP Multicast, Multi-Protocol Label Switching, or MPLS, and Network Address Translation, or NAT. Additionally, service providers are constantly exploring new opportunities to generate revenues across their networks. Integrated circuits within carrier access equipment are being required to support a wide variety of mechanisms to transact service level agreements, provisioning and advanced billing, all while guaranteeing reliability, security and redundancy. Also, the increased sophistication and speed of carrier access equipment is placing greater demands on system and communication controllers to drive CPU subsystem performance. Our internetworking, switching and high-speed transceiver products have been specifically developed to meet the requirements of these new systems. Additionally, as such equipment becomes more and more complex, many networking vendors require software support to drive such higher-level functions. Our RADLAN software has been optimized to drive the performance of our semiconductor devices in delivering such higher-level functions.

        SOHO/Residential Networking.    The increase in the number of multi-PC households and the use of Internet appliances has driven the demand for home networking solutions, including the desire for shared broadband Internet access. This shared access requires advanced switching products. Manufacturers of Small Office/Home Office, or SOHO, switches are primarily concerned with reduced design complexity to minimize time-to-market concerns. Additionally, these manufacturers demand integrated circuits that are low cost, highly reliable and that allow for the development of systems that are flexible and easy to use. We provide a product family of multi-port Ethernet LAN switches for this market. We also offer a combination of our SOHO switches with our WLAN integrated circuits for our customers to produce wireless SOHO routers and switches.

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

  Consumer Electronics Market

        There is an expanding proliferation of consumer electronic devices such as PDAs, cell phones, digital cameras, digital video recorders, digital audio entertainment centers and gaming consoles. There is a strong trend for these devices to integrate increasing levels of sophistication and features. Additionally, many of these devices are integrating the ability to connect to other devices and the Internet through wired and wireless connections. This increase in system sophistication and connectivity is placing greater demands on the system's processing power and performance. Also, the need to integrate high capacity storage into such devices is also growing given the expansion of the device's functionality and increased connectivity. Additionally, because many consumer electronic products are powered by a battery and are manufactured in small, lightweight form factors, our power management solutions are also targeted specifically at these applications.

        Consumer Storage Electronics.    Many consumer electronic devices are now requiring large storage capacities. The demand for larger storage is being driven by increased functionality and sophistication of consumer electronics as well as improved connectivity to outside communication networks and other devices. Many new, small form factor disk drives have been developed for the consumer electronics market. Such drives are typically in small form factors such as 1.8 inches and below and offer storage of up to 80 gigabytes of data. These small form factor drives are being widely adopted into MP3 players and are also targeted for such devices as cell phones and digital cameras. Additionally, digital video recorders and gaming consoles have also shown increased adoption of high capacity storage utilizing 3.5 inch desktop drives. We offer read channels, SoCs, pre-amplifiers, motor controllers and power management solutions that have been specifically designed for the demands of such small form factor and other consumer hard disk drives.

        WLAN Connectivity.    Many consumer devices such as cell phones, printers, digital cameras, MP3 devices, speakers, game consoles and PDAs are also beginning to integrate WLAN technology. WLAN technology is being utilized in many different ways beyond simple network or Internet connectivity. Such new applications of WLAN include ad-hoc gaming, VoIP and simple cable replacement technology. For example, gaming devices utilizing WLAN can connect directly to other gaming devices to allow multiple users to connect wirelessly and play games together on separate devices. Also, WLAN incorporated into portable phones can now utilize VoIP applications. In addition, devices such as digital cameras and speakers can connect to printers or stereo receivers wirelessly by utilizing WLAN connections. Many other new applications for WLAN for consumer devices are being developed.

        Consumer electronic devices have specialized requirements in order to effectively adopt WLAN. Many existing consumer electronic devices lack the processing capabilities and sophistication to adopt WLAN without redesigning the system's electronics. Our WLAN devices are designed to greatly simplify the integration of WLAN into existing device electronics. Because of our high performance embedded microprocessor technology and other sophisticated features such as advanced networking capabilities, we enable our customers to integrate WLAN into existing system electronics with minimal architectural changes. Additionally, our WLAN solutions consume very low power and are very small.

        Power Management Solutions.    Our power management solutions address a number of key design issues faced by consumer electronics manufacturers. Many consumer electronic devices are battery powered. Our power management solutions have very high efficiency which allows the consumer electronic devices to consume less power and prolong battery life. Also, because most consumer electronic devices are portable and handheld, our power management solutions require the use of smaller and fewer external components, thus helping to decrease the size of consumer electronic devices.

  Emerging Markets

        We are focused on continuing to develop new products that leverage our high-performance analog, mixed-signal, digital signal processing and embedded microprocessor technologies. We intend to introduce such new products that utilize off-the-shelf general purpose mixed signal and analog solutions for a broad range of new markets. Although some of these markets will be new for us, they may be well established, existing markets such as the industrial, automotive and consumer electronics markets.

Products

        We offer our customers a wide range of integrated circuit solutions using proprietary Communications Mixed-Signal Processing, or CMSP, and digital signal processing technologies. We are applying our analog, mixed-signal, digital signal processing, embedded microprocessor, and complex digital design technologies in a variety of applications. Our broad product portfolio consists of storage, switching, transceivers, wireless, PC connectivity, gateways, communications controllers and power management products.

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

        We offer a comprehensive line of preamplifier integrated circuits for enterprise, desktop and mobile storage systems. Our preamplifier products are designed to provide high-performance, cost-effective solutions for these market segments and are designed for use with magnetoresistance, or MR, giant magnetoresistance, or GMR, and tunneling magnetoresistance, or TMR, read/write heads.

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

        Prestera™ Switching Architecture.    The Prestera™ architecture, our sixth generation of switching solutions, is designed to enable system manufacturers to build families of products that address high-density Gigabit solutions for the enterprise and Small and Medium Size Businesses (SMB) as well as terabit densities for MANs. Using this switching architecture, manufacturers can introduce high-performance, feature-rich and cost-effective products that not only meet today's market needs but also provide a scalable platform for future requirements. The Prestera-MX multi-layer switching family of products are fully integrated 10 Gigabit, One Gigabit and 100 megabit per second wire-speed configurable devices targeted at metropolitan edge and access systems in service provider networks. The Prestera-MX devices target MAN switching applications, including Layer 2/3 switching, Layer 2 to Layer 5 traffic classification for millions of flows, wire-speed ACLs, traffic policing and shaping, longest prefix match, NAT and MPLS functions. The Prestera-EX family of packet processors is designed to deliver multi-layer enterprise switching to drive Gigabit to the desktop with exceptional price and performance ratios and what we believe are industry-leading features. The Prestera-EX family is designed to provide a complete line of Fast Ethernet, Gigabit Ethernet and 10G switching solutions with 100% software compatibility. The Prestera-DX family of packet processors offers new levels of integration and performance targeted at desktop Gigabit Ethernet switches in small-to-midsize business, or SMB networks. Addressing the cost-sensitive unmanaged and lightly managed desktop switching market, the processors enable system vendors to design affordable, plug-and-play, high-density, standalone switches. Also, the Prestera-FX family of fabric processors and crossbar switch fabrics offers exceptional expandability and scalability for Prestera packet processors. The fabric processors are single-chip traffic managers with an integrated crossbar and Serializer/Deserializer (SERDES) for low cost, high-performance scaling for stackable and chassis systems in data centers, multi-tenant buildings and enterprise wiring closets. These products accelerate the proliferation of Gigabit switching in LAN and MAN environments.

        Link Street™ SOHO Multi-Port Integrated Switches.    Our integrated 10/100 Link Street™ Fast Ethernet and Gigabit switch product family, which support 3 through 10 port configurations, provide solutions for the SOHO market, where cost, ease-of-use, and flexibility are of paramount importance. Our current product offerings include a product family of multi-port Ethernet LAN Switches, targeting the SOHO LAN switching market. These integrated products can reduce design complexities and time-to-market barriers typically associated with switch development. The SOHO switches with integrated transceivers incorporate advanced features such as smart power management, which dramatically reduces power consumption by more than 50%, and Virtual Cable Tester™ (VCT) technology, which performs cable diagnostics to reduce overall network support costs. These enhanced features make these switches ideal for applications such as standalone switches, media converters, IP phones, firewall appliances, wireless and wired gateway routers and wireless access points.

        GalNet®-2.    Our GalNet®-2 family comprises more than twenty products, from Fast Ethernet and Gigabit Ethernet switch controllers, to G.Link crossbars and bridges — all offering what we believe to be a comprehensive switched Ethernet solution. Applications for GalNet-2 devices span the range from SOHO products and rack systems supporting full-wire-speed performance, stacking and advanced features, to mini-chassis and full-chassis systems designed to provide enterprise users with full converged networking support. Systems using the GalNet-2 device use our proprietary G.Link bus to interconnect switch controllers and crossbar switch fabrics. G.Link supports development of very high-performance systems via its high bandwidth and our G.Link crossbar switches. Crossbars are used to route messaging and data between distributed switch controllers and, if present, the management CPU complex. Our G.Link crossbar switches range from 4 to 12 G.Link ports to support the development of a wide variety of system architectures. Crossbars may also be interconnected in meshes to support larger numbers of G.Link ports. GalNet-2 crossbars are also used with GalNet-2+ and GalNet-3 switched Ethernet controllers, for advanced Layer and Layer 3/4/5 system applications. GalNet-2 switched Ethernet controllers are available supporting a wide range of features and configurations. These switches are combined with others to build systems with up to 256 Fast Ethernet ports, 32 Gigabit Ethernet ports or combinations utilizing up to thirty-two switch controllers and CPUs. A major benefit of the GalNet-2 devices is software compatibility among switch controllers. Shorter time-to-market is supported via the leveraging of previously developed code in new system applications, often with little or no modification.

        GalNet-2+.    Utilizing the same architecture as our GalNet-2, our GalNet-2+ devices add integrated memory and support for advanced Quality of Service, or QoS, via support for packet prioritization. GalNet-2+ Ethernet controllers support the native QoS requirements of Windows 2000, which is providing an important catalyst for the development of multimedia applications. GalNet-2+ devices integrate both the packet and control memories into the switch controller, providing a high level of integration, low chip-count and advanced features. The GalNet-2+ switches are combined using GalNet-2 crossbars to enable the development of high-performance end products, such as 1U rack-mount stacking switches and modular systems with up to 256 Fast Ethernet ports or 32 Gigabit Ethernet ports.

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

        Alaska® Gigabit Ethernet Transceivers.    We believe our Alaska® family of Gigabit Ethernet transceivers is the ideal solution for enterprise networking systems where high performance and low power dissipation are absolutely necessary. Each product contains optional built-in 1.25 Gigabit SERDES function, which allows the device to work seamlessly over either copper or fiber-optic cabling. The devices also support value-added features such as VCT technology, which is used to diagnose the attached cable plant. This technology can allow end-users to quickly and remotely analyze the quality and attributes of the cable, thereby avoiding unnecessary equipment returns and on-site service calls. The advanced built-in diagnostics help pinpoint the cause of network malfunctions without deploying field support personnel or bringing down the network, significantly reducing installation time and cable debug efforts and requirements. The design for these products incorporates sophisticated digital signal processing algorithms and power management techniques to achieve low power dissipation. Target applications include Network Interface Cards, LOMs, routers and next-generation switches.

        Alaska X 10 Gigabit Ethernet Transceivers.    Our Alaska X 10 Gigabit Ethernet and backplane transceiver products accelerate the deployment of 10 Gigabit capable systems for the LAN, MAN and WAN markets. The Alaska X transceiver family leverages four or eight generations of SERDES technology from our single, dual and quad-port Alaska Gigabit Ethernet products. The Alaska X transceiver family's features include low power consumption, high performance, and small form factor.

        Fast Ethernet Transceivers.    We believe that our physical layer products for the Fast Ethernet offers the industry's lowest power dissipation, smallest form factor, highest performance and most advanced feature set. The latest members of the Fast Ethernet PHY family offer very low power consumption of just 130 mWatts per port, enabling network systems manufacturers to decrease system cost by reducing both power supply and fan requirements. Additionally, the devices support unique value-add features such as VCT technology used to diagnose the attached cable plant.

  Wireless Products

        Libertas™ Wireless LAN Products.    The Libertas family of chipsets represents our wireless Institute of Electrical and Electronics Engineers, or IEEE, 802.11 solution for the SOHO/residential, enterprise networking and consumer electronics markets. Our 802.11 solutions offer breakthrough performance and integration for WLAN users who demand 54 Mbps and above wireless connectivity. The Libertas product line combines the flexibility of embedded microprocessor technology for ensuring compatibility to the

IEEE 802.11 standards with dedicated hardware, acceleration engines to support Advance Encryption Standard (AES) wireless security and QoS. The Libertas product line offers a complete family of WLAN solutions. These products range from traditional client adapter cards to highly integrated home gateways to power efficient products for emerging consumer applications. Each of these solutions also extend WLAN technology to new levels by offering improved range, security and high data throughput.

        A variety of our WLAN products are specifically developed for emerging consumer applications. These products integrate high performance embedded microprocessor technology as well as advanced networking capabilities and sophistication. Our solutions integrate Transmission Control Protocol (TCP), User Datagram Protocol (UDP) and Internet Protocol (IP) network processing to enable the device to perform ad-hoc wireless connections to other wireless devices, enabling such applications such as peer to peer printing, ad-hoc gaming, streaming audio and video and VoIP applications.

  PC Connectivity Products

        PC Connectivity Products.    Our PC connectivity products consist of the Yukon™ Gigabit Ethernet controllers, which were designed for volume deployment of Gigabit PC connections. The Yukon family of single-chip desktop and server network connectivity solutions offers integration of our market-leading Alaska Gigabit PHY and MAC technology with a comprehensive software suite. The Yukon devices are offered in an ultra-small form factor with low-power requirements, and are ideally suited for client and server network interface cards, or NIC, and LOM applications for both traditional peripheral connect interface, or PCI, bus and PCI-Express architectures. The Yukon products provide a wide variety of innovative manageability features such as VCT technology, which reduces network installation and support costs, and is optimized for 32-bit PCI clients. With the lowest pin count for such a device, the Yukon product minimizes board space, simplifies signal routing and reduces the number of required printed circuit board, or PCB, layers resulting in a cost-effective motherboard and low profile NIC implementation.

  Gateway Products

        LinkStreet™ Gateway Products.    Our Link Street™ family of highly integrated gateway router devices provide a superior level of functionality, performance and security for business, SOHO and residential gateway solutions. The Link Street SOHO gateways provide a full-wire-speed 100 Mbps integrated gateway router solution by integrating a high-performance reduced instruction set computer central processing unit, or RISC CPU, core plus a multi-port Fast Ethernet switch and Fast Ethernet PHYs into a single mixed-signal integrated chip solution. The Link Street solutions are based on advanced technologies and include comprehensive hardware reference designs and Software Development Kits (SDKs) for wired and wireless gateways. By providing the ability to combine Fast Ethernet and wireless IEEE 802.11 networks, the Link Street gateway routers deliver an integrated, cost-effective chipset solution that networks individual PCs and enables Internet sharing. The latest firewall capabilities are designed to allow the Link Street gateways to isolate and protect WAN/LAN networks from virus intrusion. Features like built-in VCT diagnostics deliver maximum up-time, while faster file transfer protocol, or FTP, downloads and packet routing deliver superior performance. We believe the extensive network reach and ability to easily expand networks make the Link Street gateway routers ideal for home office and small business networks.

  Communications Controller Products

        We have a broad offering of high performing and highly integrated system and communication controllers. These devices can be combined with leading embedded RISC microprocessors to form complete MIPS™ and PowerPC™ CPU-based communication systems. Our controllers are used in a broad range of applications including routers, switches, digital subscriber line access multiplexers, access concentrators, wireless base stations, VoIP gateways and storage area networks.

        Discovery™ System Controllers.    We provide high-performance Discovery system controllers for MIPS™ and PowerPC™ CPU-based communication systems. Our controllers are used in systems developed by leading OEMs for the Internet infrastructure. These include switches, LAN to WAN edge routers, enterprise routers, access concentrators, telecom equipment and laser printers. Our highly-integrated system controllers can be combined with the leading embedded RISC microprocessors to form complete CPU subsystems. Our system controllers contain all of the key control blocks needed to build high-performance 32-bit and 64-bit CPU subsystems, including a DRAM controller, a peripheral device controller, direct memory access engines, timers, PCI interfaces and interrupt controllers. These system controllers provide system designers with the ability to match their CPU performance to the targeted overall system price/performance. An additional advantage to OEMs using our system controllers over internally developed solutions is that new products are generally software-compatible with older generations, thereby supporting fast development time by re-using software which might otherwise need to be re-developed.

        Horizon™ WAN Communication Controllers.    We believe our Horizon™ family of advanced communications controllers provides all of the required network interfaces that bridge the LAN with the Internet infrastructure and combines most of the common functions found in multi-service access routers into a single chip. These devices target the core of next-generation multi-service edge routers and remote access equipment that merge the functions of LAN-to-WAN routers, VoIP gateways, network security equipment and remote access concentrators. The Horizon family has been designed to enable end-to-end QoS for applications that run at the edge of a network with the integration of hardware support for Differentiated Services and 802.1p and 802.1q support. Our Horizon system controllers provide new packet processing capabilities for systems that require the convergence of voice, video and data at the edge of the network. The integrated NetGX™ coprocessor can handle compute-intensive tasks such as flow-classification based on layer 3-5 packet information, encryption and authentication for security purposes and virtually any other packet processing function typically handled by the host CPU. The NetGX coprocessor can free processing power so that the CPU can run multi-service applications such as managing VPNs, firewalls and integrated voice services.

  Power Management Products

        DSP Switcher™ Integrated Regulators.    DSP Switcher™ integrated regulators form the core of what we believe is the industry's smallest and highest-performance step-down power supply. Unequaled efficiency, precision and transient response are accompanied by smallest solution size to provide system designers with enhanced form factor and battery life in portable equipment. Integration of power MOSFETs (metal-oxide semiconductor field-effect transistor), internal frequency compensation and single resistor output programming reduces design efforts and increases system reliability.

        DSP Switcher™ Integrated Regulator Modules.    DSP Switcher™ integrated regulator modules provide plug-and-play implementations of our switching regulator integrated circuits in convenient, modular form factors. The same benefits in performance — efficiency, precision, transient response and small size — are preserved while providing a fully assembled, tested and guaranteed power supply. Virtually no design effort is needed to integrate our switching regulator modules into a system. We offer single in-line package, dual in-line package, or surface mount technology form factors that can be combined with a single programming resistor to set the desired output voltage. A full range of output voltages are supported with one part number.

        Based on our operational management and financial reporting structure, we have determined that we have one reportable business segment: the design, development and sale of integrated circuits. Please see the financial information regarding this reportable business segment set forth in Item 7 of this Form 10-K and the information regarding our net revenue and long-lived assets based on geographic regions included in Note 12 to our Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

Customers, Sales and Marketing

        Our direct sales force targets markets that have high intensity communications processing requirements. Our customers for our storage products are manufacturers of hard disk drives for the enterprise, desktop and mobile computing markets and the emerging consumer applications market. Our target customers for our communications physical layer transceivers, switches and controllers are manufacturers of high-speed networking equipment and PCs. Our target customers for our WLAN products include manufacturers of WLAN solutions for SOHO and residential gateway solutions as well as manufacturers of a variety of new emerging consumer applications such as cellular handsets, gaming devices, PDAs, and emerging home entertainment multimedia client devices. Our target customers for our power management solutions are very broad and include manufacturers of many diverse electronic devices. A small number of customers have historically accounted for a substantial portion of our revenue. Customers representing 10% or more of our net revenue in fiscal 2005, 2004 and 2003 are set forth below:

Customer(1)	2005	2004	2003
Western Digital	18%	*	*
Samsung	14%	14%	17%
Toshiba	10%	*	10%
Intel	*	18%	18%
Hitachi	*	*	11%
Seagate	*	*	11%

(1)
In addition, Wintech Microelectronics, our distributor in the Far East, accounted for 13% of our net revenue in fiscal 2005, 11% of our net revenue in fiscal 2004 and 10% of our net revenue in fiscal 2003.

*
Less than 10% of net revenue

        We complement and support our direct sales force with manufacturers' representatives for our products in North America, Europe and Asia. In addition, we have distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use stocking representatives outside of the United States for some of our products. We anticipate that the total amount of sales through distributors will increase in future periods; however, we expect a significant percentage of our sales will continue to come from direct sales to key customers. As of January 31, 2005, our sales and marketing organization consisted of 356 employees, 22 manufacturers' representatives and 16 distributors.

        Our sales are made under purchase orders typically received between one week and four months prior to the scheduled delivery date. These purchase orders can be cancelled without charge if notice is given within an agreed upon period. Because of the scheduling requirements of our foundries, we generally place firm orders for products with our suppliers up to sixteen weeks prior to the anticipated delivery date and typically prior to an order for the product. We generally warrant our products for a ninety-day period but in certain circumstances the warranty period can range from one to three years.

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

Research and Development

        We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. We devote a significant portion of our resources to expanding our core technology library with designs that enable high-performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand-alone integrated circuits into our products to reduce our customers' overall system costs.

        We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, CMOS technology and system-level architectures. As of January 31, 2005, we had 1,189 employees in engineering and process development. We have invested, and expect that we will continue to invest, significant funds for research and development. Our research and development expense was approximately $263.3 million in fiscal 2005, $213.7 million in fiscal 2004 and $145.7 million in fiscal 2003.

Manufacturing

        We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price. Our engineers work closely with our foundries and other subcontractors to increase yields, lower manufacturing costs and improve quality.

  Integrated Circuit Fabrication

        Our integrated circuits are substantially fabricated using widely available CMOS processes, which provide greater flexibility to engage independent foundries to manufacture integrated circuits. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products. We currently outsource a substantial percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC, with the remaining manufacturing outsourced to other foundries primarily in Asia. We work closely with TSMC and our other foundries to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

  Assembly and Test

        Most of our products are shipped from our third-party foundries to third-party sort, assembly and test facilities where they are assembled into finished integrated circuit packages and tested. We outsource all product packaging and substantially all testing requirements for these products to several assembly and test subcontractors, including STATS ChipPAC Ltd. and Global Testing Corporation in Singapore, Siliconware Precision Industries in Taiwan and ASE Electronics in Singapore, Taiwan and Malaysia. We also perform some in-house testing in the United States of new production and pre-production materials prior to transferring the volume packaging and testing offshore to our third-party assembly and test subcontractors. The remainder of our products are manufactured on a turnkey basis, in which we purchase fully assembled and tested products from our foundries. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our integrated circuits for ease of testability, further reducing production costs.

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

Intellectual Property

        Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and licenses to protect our intellectual property. We also enter into confidentiality agreements with our employees, consultants, suppliers and customers and seek to control access to, and distribution of, our documentation and other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our products and technology without authorization, develop similar technology independently or design around our patents. In addition, we often incorporate the intellectual property of other companies into our designs, and we have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible, however, that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers' intellectual property may not be successful.

        As of January 31, 2005, we have been issued 103 United States patents on various aspects of our technology, with expiration dates ranging from 2010 to 2023, and we have filed a number of additional United States patent applications. In certain cases, we also file for patent applications in foreign countries. However, there can be no assurance that patents will ever be issued for these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others. Additionally, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. We may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Such litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

        We have expended and will continue to expend considerable resources in establishing a patent position designed to protect our intellectual property. While our ability to compete is enhanced by our ability to protect our intellectual property, we believe that in view of the rapid pace of technological change, the combination of the technical experience and innovative skills of our employees may be as important to our business as the legal protection of our patents and other proprietary information.

        From time to time, we may desire or be required to renew or to obtain licenses from third parties in order to further develop and effectively market commercially viable products. We cannot be sure that any necessary licenses will be available or will be available on commercially reasonable terms.

        The integrated circuit industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in significant and often time consuming and expensive litigation. From time to time, we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused the proprietary rights of other parties. Although we defend these claims vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. Any of these claims could materially and adversely affect our business, financial condition and results of operations. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations could also be materially and adversely affected. In any of the pending or future claims or actions asserted against us, we may seek to obtain licenses under a third party's intellectual property rights. However, we may not be able to obtain such licenses on commercially reasonable terms, if at all.

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

  •
  general market and economic conditions.

        Our current products face competition from a number of sources. We believe that our principal competitors for our read channels and storage SOCs are Agere Systems and STMicroelectronics. Our primary competitors for preamplifiers and motor controllers are Agere Systems and Texas Instruments. For transceivers products, we compete primarily with Agere Systems, Broadcom, Intel, National Semiconductor, Realtek Semiconductor and Vitesse Semiconductor. Our switching products compete primarily against Broadcom, Intel and Vitesse. In the market for system controllers, our competitors include Tundra and PLX Technology, and our WAN communications controllers compete directly with products from companies such as Freescale Semiconductor and PMC-Sierra. In the wireless LAN market, our competitors include Agere Systems, Atheros, Broadcom, Conexant, Intel and Texas Instruments. For our power management products we compete with a number of companies including Analog Devices, International Rectifier, Intersil Corporation, Linear Technology, Maxim Integrated Products Incorporated, National Semiconductor, Texas Instruments and Volterra Semiconductor. In addition, we expect increased competition in the future from other emerging and established companies.

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

        Historically, average unit selling prices in the integrated circuit industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the average unit selling prices of our products, we will likely need to reduce the cost of our products. We intend to accomplish this by implementing design changes that lower the cost of manufacturing, assembly and testing, by entering into long-term, strategic arrangements with our foundry partners to secure wafer capacity at reduced prices, by negotiating reduced charges from our foundries as and if volumes increase and by successfully managing our manufacturing, assembly and testing relationships. Because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business would be harmed.

Employees

        As of January 31, 2005, we had a total of 1,917 employees, of which 1,189 were in research and development, 356 in sales and marketing, 199 in operations and 173 in general administration. Our employees are not represented by any collective bargaining agreements, and we have not experienced any work stoppage. We consider our relations with our employees to be good.

Item 2.    Properties

        As of March 31, 2005, our primary facility, housing research and design functions as well as elements of sales, marketing, administration and operations, is located in Sunnyvale, California. This facility consists of approximately 213,000 square feet and has a lease term expiring in March 2006. In addition to this property, we lease approximately 228,000 square feet in Israel for research and design, administration and operations, which lease term expires in August 2025 and approximately 39,000 square feet in Singapore for operations, sales, marketing and administration, which lease term expires in March 2007. We also lease smaller facilities in Bermuda, China, Germany, Japan, Korea, Taiwan, the United Kingdom and the United States, which are occupied by administrative offices, sales offices, design centers and field application engineers.

        On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California. The location is currently intended to be the future location of our U.S. headquarters. The facility consists of approximately 876,000 square feet. One of the buildings is currently leased to a tenant. The remaining five buildings are being renovated and will be used for research and design functions, operations, sales, marketing and administration. In fiscal 2005, we began to occupy a portion of two buildings with some of our operations, sales and marketing groups.

        Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

        We also lease two additional buildings in California, totaling approximately 72,000 square feet, which are currently subleased to subtenants as of March 31, 2005. For further discussion of these two facilities and their effect on our financial condition and results of operations, see "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to our Consolidated Financial Statements in "Item 8 — Consolidated Financial Statements and Supplementary Data."

Item 3.    Legal Proceedings

        On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received "excessive" and undisclosed commissions and entered into unlawful "tie-in" agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys' and experts' fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs' success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs' dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed "bar order". The court ruled that it had no authority to deviate from the wording of the Plaintiff's Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). The court scheduled a further conference for April 13, 2005, for the purposes of (a) making a final determination as to the form, substance and program of class notice, and (b) scheduling a Rule 23 public hearing on the fairness of the proposed settlement. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit will have a material adverse impact on our business, results of operations or financial condition. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling, if the settlement proposal is not concluded, could include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial condition or cash flows for the period in which the ruling occurs, or future periods. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

        On September 12, 2001, Jasmine Networks, Inc. ("Jasmine") filed a lawsuit in the Santa Clara County Superior Court asserting claims against our personnel and us for improperly obtaining and using information and technologies during the course of the negotiations with our personnel regarding the potential acquisition of certain Jasmine assets by Marvell. The lawsuit claims that our officers improperly obtained and used such information and technologies after we signed a non-disclosure agreement with Jasmine. We believe the claims asserted against our officers and us are without merit and we intend to defend all claims vigorously. We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management's attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency.

        On March 11, 2004, Trinity Technologies, Inc. ("Trinity") filed a lawsuit against our subsidiary, Marvell Semiconductor, Inc., ("MSI") in the Superior Court of California, alleging violations of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990, as well as breach of contract, breach of the implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as costs and attorneys' fees. By order entered January 25, 2005, the court granted our motion for summary adjudication and dismissed one claim for violation of a statute, in which plaintiff sought damages exceeding $12 million. Plaintiff failed to amend the claim within the period permitted by the court. Discovery is proceeding. We believe the claims are without merit and intend to defend against all claims vigorously. We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management's attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

        On October 7, 2004, Realtek Semiconductor Corporation ("Realtek") filed a lawsuit against Marvell and our subsidiary MSI in the U.S. District Court for the Northern District of California, alleging that we infringed certain patented technology proprietary to Realtek. In addition, Realtek filed a similar lawsuit in Taiwan against the same parties, Marvell's Taiwan subsidiary, Marvell Taiwan Ltd., and also naming an officer of Marvell. The complaints seek a permanent injunction against us as well as the recovery of monetary damages. We believe the claims are without merit and intend to defend against all claims vigorously. We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management's attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

        We are also party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, we do not believe that these matters will result in our payment of monetary damages, net of any applicable insurance proceeds that, in the aggregate would be material in relation to our consolidated financial position or results of operations. There can be no assurance that these matters will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future, which may adversely impact gross margins.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended January 29, 2005.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our shares of common stock are traded on the Nasdaq National Market under the symbol "MRVL." Our common stock began trading on June 27, 2000, upon completion of our initial public offering. The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the Nasdaq National Market and reflects the stock split effected in fiscal 2005. See Note 1 of Item 8 — Consolidated Financial Statements and Supplementary Data."

	Fiscal Year 2005		Fiscal Year 2004
	High	Low	High	Low
First Quarter	$24.27	$19.20	$12.42	$8.76
Second Quarter	$26.77	$18.75	$20.00	$11.93
Third Quarter	$30.07	$19.33	$22.88	$15.82
Fourth Quarter	$36.20	$27.20	$23.32	$17.73

        As of March 31, 2005, the approximate number of record holders of our common stock was 208 (not including beneficial owners of stock held in street name).

Dividends

        We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance

        Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read together with "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 — Consolidated Financial Statements and Supplementary Data" contained elsewhere in this Form 10-K.

	Years Ended January 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$1,224,580	$819,762	$505,285	$288,795	$143,894
Operating costs and expenses:
Cost of goods sold(1)	581,757	382,206	233,039	130,807	67,047
Research and development(2)	263,261	213,740	145,722	93,422	35,152
Selling and marketing(3)	76,570	62,350	48,491	40,170	21,686
General and administrative(4)	32,220	19,004	14,303	13,191	6,185
Amortization of stock-based compensation	3,977	4,943	7,491	15,022	8,259
Amortization and write-off of goodwill and acquired intangible assets and other(5)	102,534	80,390	107,645	418,032	8,031
Acquired in-process research and development(5)	—	—	—	—	234,874
Facilities consolidation charge(6)	2,414	—	19,562	—	—

Total operating costs and expenses	1,062,733	762,633	576,253	710,644	381,234

Operating income (loss)	161,847	57,129	(70,968)	(421,849)	(237,340)
Interest and other income, net	7,657	6,223	7,318	9,994	4,559

Income (loss) before income taxes	169,504	63,352	(63,650)	(411,855)	(232,781)
Provision for income taxes	27,843	17,842	8,524	3,299	2,339

Net income (loss)	$141,661	$45,510	$(72,174)	$(415,154)	$(235,120)

Basic net income (loss) per share	$0.53	$0.18	$(0.30)	$(1.82)	$(1.78)
Diluted net income (loss) per share	$0.47	$0.16	$(0.30)	$(1.82)	$(1.78)
Weighted average shares — basic	269,687	251,554	238,481	228,706	132,518
Weighted average shares — diluted	299,012	276,483	238,481	228,706	132,518
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$660,014	$386,271	$265,228	$250,244	$224,063
Working capital	802,989	449,371	317,794	254,898	215,787
Total assets	2,788,962	2,435,465	2,095,257	2,091,055	2,447,486
Capital lease obligations, net of current portion	11,590	19,944	13,755	10,017	—
Total shareholders' equity	2,497,430	2,190,841	1,950,138	1,989,727	2,356,666

(1)
Excludes amortization of stock-based compensation of $85, $182, $339, $298, and $416 in fiscal 2005, 2004, 2003, 2002 and 2001.

(2)
Excludes amortization of stock-based compensation of $2,473, $2,555, $4,732, $9,837 and $3,367 in fiscal 2005, 2004, 2003, 2002 and 2001.

(3)
Excludes amortization of stock-based compensation of $462, $833, $1,605, $2,655 and $3,997 in fiscal 2005, 2004, 2003, 2002 and 2001.

(4)
Excludes amortization of stock-based compensation of $957, $1,373, $815, $2,232 and $479 in fiscal 2005, 2004, 2003, 2002 and 2001.

(5)
In the first quarter of fiscal 2005, we entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under the arrangement, we agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of goodwill and acquired intangible assets and other. In the second quarter of fiscal 2005, we entered into a technology and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies and is included in amortization and write-off of goodwill and acquired intangible assets and other. In the fourth quarter of fiscal 2001, we acquired Galileo Technology Ltd. ("Galileo") in a transaction recorded as a purchase. In connection with this acquisition, we recorded an in-process research and development charge of $234.9 million and recorded goodwill and intangible assets of $2.1 billion, which, prior to the adoption of SFAS 142 in February 2002, were all being amortized over their estimated economic lives by charges to the statement of operations. In the fourth quarter of fiscal 2003, we decided to no longer use the Galileo trade name in selling and marketing activities going forward. As a result, we wrote-off the remaining $22.4 million net book value of the trade name. In the fourth quarter of fiscal 2004, we recorded a charge of $1.9 million to amortization and write-off of goodwill and acquired intangible assets and other related to the recognition of pre-acquisition losses due to our prior investments in RADLAN Computer Communications Ltd. which we acquired in fiscal 2004.

(6)
In fiscal 2005, we recorded a facilities consolidation charge of $2.4 million related to the relocation of several leased facilities. In fiscal 2003, we also recorded a facilities consolidation charge of $19.6 million related to the abandonment of two leased facilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties including those discussed under "Additional Factors That May Affect Future Results." These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

        We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We were founded in 1995. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. The acquisition was accounted for using the purchase method of accounting, and the operating results of MSIL have been included in our consolidated financial statements from the date of acquisition. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $134.7 million.

        We offer our customers a wide range of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our products can be utilized in a wide array of enterprise applications including hard disk drives, high-speed networking equipment, PCs, WLAN solutions for SOHO and residential gateway solutions, and consumer applications such as cell phones, printers, digital cameras, MP3 devices, speakers, game consoles and PDAs.

        Historically, a relatively small number of customers have accounted for a significant portion of our revenue. In fiscal 2005, approximately 42% of our net revenue was derived from sales to three significant customers, each of whom individually accounted for 10% or more of our net revenue during this period. In fiscal 2004, approximately 32% of our net revenue was derived from sales to two significant customers each of whom individually accounted for 10% or more of our net revenue. In fiscal 2003, approximately 67% of our net revenue was derived from sales to five significant customers each of whom individually accounted for 10% or more of our net revenue during this period. Also, in fiscal 2005, 2004 and 2003, one distributor accounted for 13%, 11% and 10% of our net revenue, respectively. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 93%, 90% and 87% of our net revenue for the years ended January 31, 2005, 2004 and 2003, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

        For the past three years, we have been able to report significant sequential quarterly growth in revenues; however, our revenues have grown at a slower sequential rate in the third and fourth quarters of fiscal 2005 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market.

        Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2005, 2004 and 2003 were comprised of 52 weeks. For presentation purposes, our financial statements and notes and this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to January 31 as our year-end.

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

        Revenue Recognition.    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of our sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return is deferred until the distributors sell the product to end-customers. Additionally, collection is not deemed to be "reasonably assured" if customers receive extended payment terms substantially greater than our normal payment terms. Revenue on such sales is deferred and recognized as revenue as the payments become due. At January 31, 2005, revenue of $24.7 million with an associated gross profit of $15.9 million was deferred. At January 31, 2004, revenue of $21.2 million with an associated gross profit of $13.0 million was deferred.

        Our provision for estimated price protection, sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If actual price protection granted to distributors or product returns exceeds our estimates, additional reductions of revenue would result. Our total allowance for sales returns was $1.4 million and $1.6 million as of January 31, 2005 and 2004, respectively. Actual future returns could be different than the returns allowance established.

        We also enter into development agreements with some of our customers. Development revenue is recognized under the proportionate performance method, with the associated costs included in research and development expense. We estimate the proportionate performance of our development contracts based on an analysis of progress toward completion.

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

        Significant management judgment is required in determining deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $57.8 million against our net deferred tax assets as of January 31, 2005, due to uncertainties related to our ability to realize federal and California research tax credits and certain operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

        As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate. We recorded a tax provision of $27.8 million in fiscal 2005.

        In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations.

        On August 26, 2003, the Internal Revenue Service (IRS) began an income tax audit of Marvell Semiconductor, Inc. (MSI), the main U.S. subsidiary of Marvell Technology Group Ltd., for the fiscal years ended January 31, 2003, 2002 and 2001. The audit was completed during fiscal 2005 with no material adverse impact on our consolidated financial statements.

        Accounts Receivable Reserves.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by our review of their current credit information. We continuously monitor payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial condition of any one of these customers could have a material adverse impact on the realization of our accounts receivable and our results of operations.

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

        Valuation of Long-lived Assets, Intangible Assets and Goodwill.    We assess the impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to perform annual assessments of goodwill impairment. Factors we consider important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (iii) significant negative industry or economic trends, (iv) a significant decline in our stock price for a sustained period and (v) a significant change in our market capitalization relative to our net book value. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the asset and its estimated fair value. The annual impairment test required under SFAS 142 was completed and did not identify any impairment of goodwill. We will continue to perform an annual impairment review during the fourth quarter of each year, or more frequently if we believe indicators of impairment exist.

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

        Valuation of Equity Investments.    We hold minority interests in companies. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments at January 31, 2005 is $9.4 million.

Results of Operations

        The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue.

	Years Ended January 31,
	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	47.5	46.6	46.1
Research and development	21.5	26.1	28.8
Selling and marketing	6.2	7.6	9.6
General and administrative	2.6	2.3	2.8
Amortization of stock-based compensation	0.3	0.6	1.5
Amortization and write-off of goodwill and acquired intangible assets and other	8.4	9.8	21.3
Facilities consolidation charge	0.2	—	3.9

Total operating costs and expenses	86.7	93.0	114.0

Operating income (loss)	13.3	7.0	(14.0)
Interest and other income, net	0.6	0.8	1.4

Income (loss) before income taxes	13.9	7.8	(12.6)
Provision for income taxes	2.3	2.2	1.7

Net income (loss)	11.6%	5.6%	(14.3)%

  Years Ended January 31, 2005 and 2004

  Net Revenue

	Years Ended January 31,
			% Change in 2005
	2005	2004
Net revenue	$1,224,580	$819,762	49.4%

        Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increase in net revenue in fiscal 2005 compared to fiscal 2004 reflects a significant increase in volume shipments of our storage SOCs which increased $288.0 million, Gigabit Ethernet physical layer transceivers which increased $38.6 million and wireless products which increased $34.0 million. The increases in net revenue are primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers, increased market share gains in the PC desktop segment with our read channel and storage SOC products, the continued adoption of our Gigabit Ethernet products as a replacement for Fast Ethernet products and volume shipments of our wireless products from new design wins. Revenue from storage products was $763.0 million in fiscal 2005 compared to $447.7 million in fiscal 2004. Revenue from communication products was $461.6 million in fiscal 2005 compared to $372.1 million in fiscal 2004. Net revenue derived from development contracts increased in fiscal 2005, but represented less than 10% of net revenue for each year and decreased as a percentage of net revenue in fiscal 2005 compared to fiscal 2004.

        We expect that revenue for fiscal 2006 will increase from the level of revenue we reported in fiscal 2005 due to increases in shipments and volume production of our storage SOCs into the PC desktop segment and increased adoption of our storage products in emerging consumer storage electronics. Also, we expect additional growth in fiscal 2006 compared to fiscal 2005 due to increases in shipments of our WLAN products from new design wins and our Gigabit Ethernet products for switching equipment.

        A portion of our revenue is concentrated with a relatively small number of customers. For fiscal 2005, three customers each represented more than 10% of our net revenue for a combined total of 42% of our net revenue. For fiscal 2004, two customers each represented more than 10% of our net revenue for a combined total of 32% of our net revenue. In addition, one distributor accounted for approximately 13% and 11% of our net revenue in fiscal 2005 and 2004, respectively.

        Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 93% and 90% of our net revenue in fiscal 2005 and 2004, respectively. The rest of our sales are to customers located in the United States and other geographic regions.

  Cost of Goods Sold

	Years Ended January 31,
			% Change in 2005
	2005	2004
Cost of goods sold	$581,757	$382,206	52.2%
% of net revenue	47.5%	46.6%
Gross margin	52.5%	53.4%

        Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin in fiscal 2005 compared to fiscal 2004 was primarily due to higher period costs related to an increase in inventory excess and obsolescence charges of $11.9 million for older, slow-moving products as well as increased royalties of $6.4 million, partially offset by lower product costs. The primary factors that resulted in increased inventory excess and obsolescence charges in fiscal 2005 were (i) an increase in mature products for which there was lower forecasted demand, and (ii) the build up of inventory levels in response to longer lead times, capacity constraints at our foundries and increased demand from customers. The decrease in product costs as a percentage of revenue in fiscal 2005 compared to fiscal 2004 was due primarily to a product mix change, which included a higher mix of revenue from our storage SOCs and Gigabit Ethernet PHY transceivers relative to other products. The increase in royalties in fiscal 2005 compared to fiscal 2004 was due to higher sales of products that integrated licensed technology. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors particularly in the consumer markets we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

  Research and Development

	Years Ended January 31,
			% Change in 2005
	2005	2004
Research and development	$263,261	$213,740	23.2%
% of net revenue	21.5%	26.1%

        Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in fiscal 2005 compared to fiscal 2004 was primarily due to the net hiring of 88 additional development personnel and a full year's impact of personnel related to our acquisitions of RADLAN in June 2003 and Asica in November 2003, which together resulted in an increase in salary and related costs of $29.0 million. Included in the increase in salary and related costs for fiscal 2005 is approximately $1.0 million of compensation expense resulting from the accelerated vesting of stock options previously granted to an employee. Additionally, we incurred increased costs of $2.2 million for prototype and related product tape-out costs for new product initiatives, increased costs of $1.2 million for outside services to assist in new product initiatives, increased cost of $2.0 million for patent filing fees to protect newly developed intellectual property, increased depreciation and amortization expense of $6.9 million arising from purchases of property, equipment and technology licenses and other allocated expenses of $5.9 million related to our expanding operations.

        We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.

  Selling and Marketing

	Years Ended January 31,
			% Change in 2005
	2005	2004
Selling and marketing	$76,570	$62,350	22.8%
% of net revenue	6.2%	7.6%

        Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in fiscal 2005 compared to fiscal 2004 was primarily due to the net hiring of 63 additional sales and marketing personnel, which all resulted in an increase in salary and related costs of $8.8 million. Additionally, we incurred higher commission costs of $1.7 million due primarily to the increase in sales as well as other costs of $2.5 million related to expanding our sales and marketing activities as we broaden our customer and product base and increased facility and other allocated expenses of $1.4 million related to our expanding operations. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts into emerging product markets such as power management and consumer applications for our WLAN and storage products.

  General and Administrative

	Years Ended January 31,
			% Change in 2005
	2005	2004
General and administrative	$32,220	$19,004	69.5%
% of net revenue	2.6%	2.3%

        General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. The increase in general and administrative expense in absolute dollars in fiscal 2005 compared to fiscal 2004 was primarily due to the net hiring of 32 additional administrative personnel, all of which resulted in an increase in salary and related costs of $4.7 million. Our expenses also increased due to higher professional fees of $3.8 million due to attorney fees associated with our on-going legal proceedings and $3.4 million due to higher professional fees as a result of our expanding operations and costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002. Although we expect that general and administrative expenses will increase in absolute dollars, we expect that the rate of increase in general and administrative expense will decrease next year, particularly related to attorney fees associated with our on-going legal proceedings and professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

  Amortization of Stock-Based Compensation

	Years Ended January 31,
			% Change in 2005
	2005	2004
Amortization of stock-based compensation	$3,977	$4,943	(19.5)%
% of net revenue	0.3%	0.6%

        We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the grant and assumption of stock options as a result of our acquisitions. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. The decrease in amortization expense in both absolute dollars and percentage of net revenue in fiscal 2005 compared to fiscal 2004 primarily resulted from a lower balance of deferred stock-based compensation being amortized in fiscal 2005 compared to fiscal 2004 as well as a result of the graded-vesting method which results in declining amortization expense in later periods. For a discussion of the effects of future expensing of stock options, see "Recent Accounting Pronouncements" below.

  Amortization and Write-Off of Acquired Intangible Assets and Other

	Years Ended January 31,
			% Change in 2005
	2005	2004
Amortization and write-off of acquired intangible assets and other	$102,534	$80,390	27.5%
% of net revenue	8.4%	9.8%

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

        During the second quarter of fiscal 2005, we entered into a technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies is included in amortization and write-off of acquired intangible assets and other, while the remaining $15.0 million was capitalized as licensed technology and will be amortized to cost of goods sold over its estimated useful life of five years. During the first quarter of fiscal 2005, we entered into another technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other. The increase in amortization and write-off of acquired intangible assets and other in fiscal 2005 compared to fiscal 2004 was due to $23.5 million of charges for payments made on technology license and non-assert agreements partially offset by a charge of $1.9 million related to the recognition of pre-acquisition losses due to our prior investments in RADLAN in fiscal 2004.

  Facilities Consolidation Charge

	Years Ended January 31,
			% Change in 2005
	2005	2004
Facilities consolidation charge	$2,414	$—	—%
% of net revenue	0.2%	—

        During the third quarter of fiscal 2005, we recorded a total of $2.4 million of charges associated with costs of consolidating and relocating operations in Israel. The charges included $2.3 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities and $0.1 million of remaining lease commitments for these facilities. Prior to the consolidation of these facilities, we were leasing five separate facilities in Israel located in geographically dispersed areas. One of the locations was assumed through the acquisition of RADLAN. The main factors that led to the consolidation of three of the five facilities into one location were a need to centralize operations into a convenient location near the center of the country and a focus on improving productivity by minimizing travel time between facilities. As a result, we completed the consolidation of the majority of our Israel operations into one facility during the third quarter of fiscal 2005.

        At January 31, 2005, cash payments of $8.4 million, net of sublease income had been made in connection with the facilities consolidation charges recorded in fiscal 2003 and the third quarter of fiscal 2005. Approximately $5.1 million is accrued for the facilities consolidation charge as of January 31, 2005, of which $1.3 million is the current portion included in accrued liabilities while the long-term portion totaling $3.8 million is payable through 2010. The facilities consolidation charge is an estimate as of January 31, 2005.

  Interest and Other Income, Net

	Years Ended January 31,
			% Change In 2005
	2005	2004
Interest and other income, net	$7,657	$6,223	23.0%
% of net revenue	0.6%	0.8%

        Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, and gains on the sale of marketable securities, offset by interest paid on capital lease obligations. The increase in interest and other income, net in fiscal 2005 compared to fiscal 2004 was primarily due to higher interest income on higher comparable invested cash balances and higher interest rates, partially offset by an increase of $0.2 million in interest expense on capital lease obligations as a result of new CAD software capital leases entered into in fiscal 2005, lower realized gains of $0.3 million on the sale of marketable securities in fiscal 2005 compared to $1.3 million of realized gains on the sale of marketable securities in fiscal 2004 and a $0.7 million loss on an equity method investment in fiscal 2004.

  Provision for Income Taxes

	Years Ended January 31,
			% Change in 2005
	2005	2004
Provision for income taxes	$27,843	$17,842	56.1%
% of net revenue	2.3%	2.2%

        Our effective tax rate was 16.4% for fiscal 2005 compared to 28.2% for fiscal 2004. For fiscal 2005 and 2004 the effective rates were affected primarily by an increase in the proportion of income earned in locations outside the U.S., which was taxed at lower income tax rates as well as by stock-based compensation and non-deductible expenses relating to our acquisitions, which were recorded as a result of using purchase accounting.

        On August 26, 2003, the Internal Revenue Service (IRS) began an income tax audit of Marvell Semiconductor, Inc. (MSI), the main U.S. subsidiary of Marvell Technology Group Ltd., for fiscal 2003, 2002 and 2001. The audit was completed in fiscal 2005 with no material adverse impact on our consolidated financial statements.

  Years Ended January 31, 2004 and 2003

  Net Revenue

	Years Ended January 31,
			% Change in 2004
	2004	2003
Net revenue	$819,762	$505,285	62.2%

        The increases in net revenue reflect a significant increase in volume shipments of our storage and Gigabit Ethernet products during the fiscal 2004, primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers, increased market share gains in the PC desktop segment with our read channel and storage SOC products, the continued adoption of our Gigabit Ethernet products as a replacement for Fast Ethernet products, and volume shipments of WLAN products. Revenue from storage products was $447.7 million in fiscal 2004 compared to $280.0 million in fiscal 2003. Revenue from communication products was $372.1 million in fiscal 2004 compared to $225.2 million in fiscal 2003. Revenue derived from development contracts increased in fiscal 2004, but represented less than 10% of net revenue for each year and decreased as a percentage of net revenue in fiscal 2004 compared to fiscal 2003.

        A portion of our revenue is concentrated with a relatively small number of customers. For fiscal 2004, two customers each represented more than 10% of our net revenue for a combined total of 32% of our net revenue. For fiscal 2003, five customers each represented more than 10% of our net revenue for a combined total of 67% of our net revenue. In addition, one distributor accounted for approximately 11% and 10% of our net revenue in fiscal 2004 and 2003, respectively.

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

  Cost of Goods Sold

	Years Ended January 31,
			% Change in 2004
	2004	2003
Cost of goods sold	$382,206	$233,039	64.0%
% of net revenue	46.6%	46.1%
Gross margin	53.4%	53.9%

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

  Research and Development

	Years Ended January 31,
			% Change in 2004
	2004	2003
Research and development	$213,740	$145,722	46.7%
% of net revenue	26.1%	28.8%

        The increase in research and development expense in absolute dollars in fiscal 2004 compared to fiscal 2003 was primarily due to the net hiring of 338 additional development personnel and personnel related to our acquisition of RADLAN in June 2003 and the costs associated with a full year of operations from the SysKonnect acquisition in June 2002, which all resulted in an increase in salary and related costs of $31.0 million. Additionally, we incurred costs of $11.4 million for prototype and related product tape-out costs and $2.8 million of evaluation boards and engineering supplies arising from an increase in new product initiatives, many of which were at more costly lower process geometries. Our expenses also increased due to higher depreciation and amortization expense of $7.8 million arising from purchases of property, equipment and technology licenses for use in research and development activities, increased computer aided design software, or CAD, maintenance expenses of $1.8 million to support increased purchases of CAD software and facility and allocated expenses of $6.8 million related to our expanding operations.

  Selling and Marketing

	Years Ended January 31,
			% Change in 2004
	2004	2003
Selling and marketing	$62,350	$48,491	28.6%
% of net revenue	7.6%	9.6%

        The increase in selling and marketing expense in absolute dollars in fiscal 2004 compared to fiscal 2003 was primarily due to the net hiring of 71 additional sales and marketing personnel and personnel related to our acquisition of RADLAN in June 2003 and costs associated with a full year of operations from the SysKonnect acquisition in June 2002, which all resulted in an increase in salary and related costs of $7.8 million. Additionally, we incurred other costs of $3.4 million related to expanding our sales and marketing activities as we broadened our customer and product base, and increased facility and other allocated expenses of $1.1 million related to our expanding operations. In fiscal 2004, we expanded our sales and marketing organizations by focusing efforts on emerging geographies and markets by opening sales offices in order to increase market awareness of our products and to better serve our existing customers worldwide.

  General and Administrative

	Years Ended January 31,
			% Change in 2004
	2004	2003
General and administrative	$19,004	$14,303	32.9%
% of net revenue	2.3%	2.8%

        The increase in general and administrative expense in absolute dollars in fiscal 2004 compared to fiscal 2003 was primarily due to the net hiring of 24 additional administrative personnel and personnel related to our acquisition of RADLAN in June 2003 and costs associated with a full year of operations from the SysKonnect acquisition in June 2002, all of which resulted in an increase in salary and related costs of $2.9 million. Our expenses also increased due to higher professional fees of $1.6 million due to our expanding operations and attorney fees associated with our ongoing legal proceedings.

  Amortization of Stock-Based Compensation

	Years Ended January 31,
			% Change in 2004
	2004	2003
Amortization of stock-based compensation	$4,943	$7,491	(34.0)%
% of net revenue	0.6%	1.5%

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

  Amortization and Write-Off of Acquired Intangible Assets and Other

	Years Ended January 31,
			% Change in 2004
	2004	2003
Amortization and write-off of acquired intangible assets and other	$80,390	$107,645	(25.3)%
% of net revenue	9.8%	21.3%

        In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $1.7 billion of goodwill and $434.7 million of acquired intangible assets. Acquired intangible assets are being amortized over its estimated economic life of five years. In January 2003, we decided to no longer use the Galileo trade name in selling and marketing activities going forward. As a result, we wrote-off the remaining $22.4 million net book value of the trade name in the fourth quarter of fiscal 2003. In connection with the acquisition of RADLAN, we recorded $118.1 million of goodwill, $5.7 million of acquired intangible assets and a charge of $1.9 million related to the recognition of pre-acquisition losses due to our prior investments in RADLAN. The acquired intangible assets from the RADLAN acquisition are being amortized over their estimated economic lives of two to five years. In connection with the acquisition of Asica, we recorded $5.1 million of goodwill and $360,000 of acquired intangible assets. The acquired intangible assets from the Asica acquisition are being amortized over their estimated economic life of five years. The decrease in goodwill and acquired intangible assets amortization expense in absolute dollars and as a percentage of revenue in fiscal 2004 compared to fiscal 2003 was primarily due to the $22.4 million write-off of the trade name in fiscal 2003, as well as amortization of the trade name in fiscal 2003 until it was written-off.

  Facilities Consolidation Charge

	Years Ended January 31,
			% Change in 2004
	2004	2003
Facilities consolidation charge	$—	$19,562	(100.0)%
% of net revenue	—	3.9%

        During fiscal 2003, we recorded a $19.6 million charge associated with costs of the consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of three facilities in Silicon Valley into one location. This charge includes the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Prior to the consolidation of these facilities, we were leasing three separate facilities in California within ten miles of each other. We had expanded into two additional facilities because our headcount growth exceeded the capacity of our main California facility and we assumed an additional lease through the acquisition of MSIL. The main factors that led to the consolidation of these facilities were that the lease on our main California facility expired in February 2002, a decline in the market lease rates in Silicon Valley from the prior years and a focus on improving employee productivity by minimizing travel between facilities. During fiscal 2003, we consolidated our operations in California into one 213,000 square foot building that is leased until March 16, 2006.

        The facilities consolidation charge also includes $6.0 million associated with property and leasehold improvements relating to the abandoned facilities. The full carrying value of the property and leasehold improvements was written down as the assets were abandoned along with the leased facilities. We also incurred charges of $1.0 million through April 30, 2002 as a result of duplicate lease and other costs associated with the dual occupation of our current and abandoned facilities.

        We believe the consolidation of our California facilities has improved employee productivity by decreasing time and costs that were spent traveling between facilities and increasing the frequency of employee meetings between departments that were previously geographically dispersed. During the quarter ended July 31, 2003, we subleased the abandoned facilities. Actual sublease income approximated the estimated sublease income. As of January 31, 2004, cash payments of $6.1 million, net of sublease income, had been made in connection with this charge, and $7.4 million had been accrued and is payable through 2010.

  Interest and Other Income, Net

	Years Ended January 31,
			% Change in 2004
	2004	2003
Interest and other income, net	$6,223	$7,318	(15.0)%
% of net revenue	0.8%	1.4%

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

  Provision for Income Taxes

	Years Ended January 31,
			% Change in 2004
	2004	2003
Provision for income taxes	$17,842	$8,524	109.3%
% of net revenue	2.2%	1.7%

        Our effective tax rate was 28.2% for fiscal 2004 compared to (13.4)% for fiscal 2003. For fiscals 2004 and 2003 the effective rates were both affected by stock-based compensation and non-deductible expenses relating to our acquisitions, which were recorded as a result of using purchase accounting. Additionally, in fiscal 2004 and 2003, income earned in locations outside the U.S. was taxed at lower income tax rates.

Liquidity and Capital Resources

        Our principal source of liquidity as of January 31, 2005 consisted of $660.0 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

  Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $221.5 million for fiscal 2005 compared to $149.8 million for fiscal 2004 and $40.8 million for fiscal 2003. The cash inflow from operations in fiscal 2005 was primarily the result of our generation of income during the period and changes in working capital. Non-cash charges in fiscal 2005 included $79.0 million related to amortization of acquired intangible assets and other, $44.3 million of depreciation and amortization expense, $5.4 million related to the tax benefit from employee stock transactions, $4.0 million of amortization of stock-based compensation and $2.4 million for a charge in connection with a facilities consolidation. Significant working capital changes contributing to positive cash flow in fiscal 2005 included an increase of $25.3 in income tax payable resulting from taxable income for fiscal 2005, an increase of $11.2 million in accrued compensation primarily related to an increase in the number of employee contributions under the employee stock purchase plan and higher benefit related obligations as a result of the increase in number of employees and an increase of $8.5 million in accounts payable resulting primarily from amounts due to our suppliers relating to increased inventory purchases during fiscal 2005 as well as higher overall spending activity related to our expanding operations.

        Significant working capital changes offsetting positive cash flows in fiscal 2005 included an increase in accounts receivable of $64.4 million primarily due to higher net revenue in fiscal 2005 as compared to fiscal 2004. Although accounts receivable has increased, the days sales outstanding metric, or DSO, which is calculated on a quarterly basis, remained reasonably consistent at the end of fiscal 2005 as compared to the end of fiscal 2004 in the range of 49 to 54 days. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal year-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers. Inventory increased by $37.1 million primarily as a result of increased volumes of purchase orders received from our customers and associated purchases of inventory required to meet customer demand. The number of days of inventory which is calculated on a quarterly basis, has remained reasonably consistent at 71 days at the end of both fiscal 2005 and 2004. We continue to effectively manage our inventory levels in response to longer production lead times.

        During fiscal 2004, net cash provided by operating activities was $149.8 million. The cash inflow from operations in fiscal 2004 was primarily the result of our generation of income during the period and changes in working capital. Non-cash charges in fiscal 2004 included $80.4 million related to the amortization and write-off of goodwill and acquired intangible assets and other, $33.7 million of depreciation and amortization expense and $4.9 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in fiscal 2004 included an increase of $71.9 million in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during fiscal 2004, and higher overall spending activity related to our expanding operations and an increase of $8.3 million relating to accrued employee compensation, primarily as the result of increased withholding taxes from the exercise of stock options by employees and increased accrued paid time-off due primarily to the increase in number of employees in fiscal 2004 compared to fiscal 2003.

        Significant working capital changes offsetting positive cash flow in fiscal 2004 included a $50.2 million increase in accounts receivable, which was primarily due to increases in our net revenue in fiscal 2004 as compared to fiscal 2003. Although accounts receivable has increased, DSO remained reasonably consistent at the end of fiscal 2004 in the range of 48 to 50 days. Inventory increased by $52.1 million, primarily as a result of increased volumes of purchase orders received from our customers and associated purchases of inventory required to meet such customer demand. The number of days of inventory, increased at the end of fiscal 2004 to 71 days compared to 51 days at the end of fiscal 2003 as we began to build buffer inventory in the second half of fiscal 2004 in anticipation of longer production lead times and tighter capacity constraints at our foundries.

        During fiscal 2003, net cash provided by operating activities was $40.8 million. The cash inflow from operations in fiscal 2003 was primarily the result of our generation of income during the period and changes in working capital. Non-cash charges in fiscal 2003 included $107.6 million related to the amortization and write-off of goodwill and intangible assets, $22.4 million of depreciation and amortization expense, $7.5 million of amortization of stock-based compensation and $6.0 million related to facilities consolidation. Significant working capital changes contributing to positive cash inflow in fiscal 2003 included an increase of $16.3 million in accounts payable resulting primarily from amounts due to our suppliers related to increased inventory purchases during fiscal 2003, an increase of $10.3 million relating to an accrued facilities consolidation charge recorded during fiscal 2003 as a result of the consolidation of our facilities and an increase of $8.1 million in income taxes payable resulting from effective tax rates that were affected by stock-based compensation expense and non-deductible expenses related to our acquisition of MSIL in the fourth quarter of fiscal 2001.

        Significant working capital changes offsetting positive cash flow in fiscal 2003 included a $42.6 million increase in accounts receivable, which was primarily due to increases in our net revenue in fiscal 2003 as compared to fiscal 2002. Inventory increased by $14.3 million, primarily as a result of increased volumes of purchase orders received from customers and associated purchases of inventory required to meet such customer demand. Prepaid and other assets increased by $7.3 million primarily due to prepayment of a royalty to a customer.

        Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis with net thirty to sixty day payment terms. If our sales levels were to increase as they have in prior fiscal years, it is likely that our levels of accounts receivable would also increase. Our levels of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products, as well as the initial production ramp for significant design wins. Other considerations in determining inventory levels may include the product life cycle stage of our products, foundry lead times and available capacity and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels.

  Net Cash Used in Investing Activities

        Net cash used in investing activities was $348.1 million for the fiscal 2005 compared to net cash used in investing activities of $168.0 million for fiscal 2004 and net cash used in investing activities of $55.8 million for fiscal 2003. The net cash used in investing activities in fiscal 2005 was primarily due to purchases of short-term investments of $433.2 million, purchases of property and equipment of $45.8 million, and purchases of technology licenses of $16.2 million, partially offset by the proceeds from the sales and maturities of short-term investments of $149.3 million. The net cash used in investing activities in fiscal 2004 was primarily due to purchases of short-term investments of $216.3 million, purchases of property and equipment of $95.2 million and loan advances of $10.2 million, partially offset by the proceeds from the sales and maturities of short-term investments of $155.6 million. In fiscal 2004, the significant increase in purchases of property and equipment is primarily due to our purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million. The net cash used in investing activities in fiscal 2003 was primarily due to purchases of short-term investments of $94.5 million, equity investments in other companies of $18.3 million and purchases of property and equipment of $28.8 million, partially offset by the proceeds from the sale and maturities of short-term investments of $85.2 million.

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $119.1 million for fiscal 2005 compared to $80.0 million for fiscal 2004 and $20.3 million for fiscal 2003. In fiscal 2005, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by principal payments on capital lease obligations. The increase in proceeds from the issuance of common stock is primarily due to the exercises of stock options as a result of the increase in our stock price. The increase in capital lease obligations is due to additional CAD software licenses, which we have acquired for use in our research and development activities. In fiscal 2004, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by principal payments on capital lease obligations. The increase in proceeds from the issuance of common stock is due to exercises of stock options by employees as a result of the increase in our stock price. The increase in capital lease obligations is due to additional CAD software licenses, which we have acquired for use in our research and development activities. In fiscal 2003, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans and our employee stock purchase plan.

  Contractual Obligations and Commitments

        Our relationships with our foundries allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of January 31, 2005, foundries had incurred approximately $65.6 million of manufacturing expenses on our outstanding purchase orders. The purchase obligations are included in outstanding purchase commitments as of January 31, 2005.

        On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on July 1, 2005. In return, we agreed to pay the foundry $106.0 million in fiscal 2006 and $68.2 million in fiscal 2007.

        In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in California into one location. This charge included the remaining lease commitments of these facilities reduced by the estimated sublease income for the duration of the lease term. During the second quarter of fiscal 2004, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitments, resulting in negative cash flow over the remaining term of the subleases of approximately $5.1 million. At January 31, 2005, cash payments of $8.4 million, net of sublease income had been made in connection with this charge. Approximately $5.1 million is accrued for this facilities consolidation charge as of January 31, 2005 of which $1.3 million is the current portion included in accrued liabilities while the long-term portion totaling $3.8 million is payable through 2010.

        During the third quarter of fiscal 2005, we recorded a total of $2.4 million of charges associated with costs of consolidating and relocating operations in Israel. The charges included $2.3 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities and $0.1 million of remaining lease commitments for these facilities. Prior to the consolidation of these facilities, we were leasing five separate facilities in Israel located in geographically dispersed areas. We completed the consolidation of the majority of our Israel operations into one facility during the third quarter of fiscal 2005. Approximately $0.1 million is accrued for this facilities consolidation charge as of January 31, 2005 and is included in accrued liabilities.

        On June 27, 2003, we completed the acquisition of RADLAN. Upon the closing, we issued a total of 2,635,284 shares of common stock (valued at $24.0 million) and assumed 313,926 of vested options (valued at $2.9 million). In addition, we issued warrants to purchase 1,086,366 shares of our common stock at an exercise price of $9.21 per share (valued at $7.5 million). On October 6, 2003, we issued an additional 2,325,582 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 1,023,256 shares of our common stock were reserved for future issuance over a one-year period to former RADLAN shareholders, which was dependent upon our revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of January 31, 2005, all 1,023,256 shares reserved for future issuance to former RADLAN shareholders were earned based on our achievement of revenues from certain products during fiscal 2005. Certificates for 614,624 shares earned through August 1, 2004 were issued on December 28, 2004. The remaining 408,632 shares earned subsequent to August 1, 2004 are to be issued approximately 24 months from the closing date.

        On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. It is currently intended that the site will be the future location of our U.S. subsidiary. As a result of the purchase of the buildings, we expect to make significant commitments and incur costs to improve the buildings over the next twelve to eighteen months. Based upon our current forecasts, we currently expect to spend approximately $50.0 million to $60.0 million for building improvements over the next twelve to eighteen months, of which $35.0 million has been committed in the form of non-cancelable purchase orders. The amount that we plan to spend and commit for building improvements is an estimate and may change as the scope of the work is refined and plans are finalized. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to cost of goods sold, research and development, sales and marketing and general and administrative expenses.

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

        The following table summarizes our contractual obligations as of January 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual obligations:
Operating leases	$11,401	$4,981	$3,783	$3,064	$2,466	$6,754	$32,449
Capital lease obligations	14,023	7,307	2,798	2,002	—	—	26,130
Purchase commitments to foundries	65,641	—	—	—	—	—	65,641
Capital purchase obligations	38,329	—	—	—	—	—	38,329

Total contractual cash obligations	$129,394	$12,288	$6,581	$5,066	$2,466	$6,754	$162,549

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2005, we are not involved in any unconsolidated SPE transactions.

Inflation

        The impact of inflation on our business has not been material for fiscal 2005, 2004 and 2003.

Recent Accounting Pronouncements

        In September 2004, the Emerging Issues Task Force ("EITF") delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. We are complying with the disclosure requirements. We do not believe that EITF 03-01 will have a material impact on our consolidated results of operations when EITF 03-01 becomes effective.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal periods beginning after November 24, 2004. We are currently evaluating the impact of adoption of SFAS 151 on our financial position and results of operations.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is the quarter ended October 31, 2005.

        Upon adoption, this statement will have a significant impact on our consolidated financial statements because we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the Notes to Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

Related Party Transactions

        During fiscal 2005 and 2004, we incurred approximately $0.6 million and $0.4 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. ("ACM") for charter aircraft services provided to MSI. The aircraft provided by ACM to us for such services is owned by Estopia Air LLC ("Estopia Air"). Our President and Chief Executive Officer, Dr. Sehat Sutardja, Ph.D, and Executive Vice President, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The $0.6 million and $0.4 million of expenses were the result of our use of the aircraft for business travel purposes. The pricing was based on values determined to be market prices.

        On February 19, 2005, through our subsidiaries MSI and Marvell Asia Pte. Ltd. ("MAPL"), we entered into a development agreement with MagnetoX ("MagnetoX"). Although no revenue has been recognized yet, we expect to recognize $1.0 million of revenue from the development agreement. This development agreement is on substantially similar terms as other development agreements with other third parties. Herbert Chang, one of our directors, is a shareholder of MagnetoX. Estopia Air is also a shareholder of MagnetoX. Dr. Sehat Sutardja, Ph.D., our Chairman, President and Chief Executive Officer and Weili Dai, our Director, Secretary and Executive Vice President, through their ownership and control of Estopia Air, are indirect shareholders of MagnetoX.

        In October 2001, we entered into a lease agreement with a privately-held design technology firm for certain computer-aided design software. One of the officers of the design technology firm is the brother of an officer and director of Marvell and is also a shareholder of Marvell. The design technology firm was acquired by Cadence Design Systems in December 2001 and the lease agreement was subsequently amended in June 2002. Total principal, interest and maintenance payments over the 3 1/2-year term of the lease will be $20.7 million. The remaining lease payments of $3.1 million as of January 31, 2005 are included in the capital lease commitment table in Note 11 to the Consolidated Financial Statements.

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

        Each of Marvell Semiconductor Israel Ltd., or MSIL, Marvell T.I. Ltd, or MTIL and RADLAN Computer Communications Ltd., or RADLAN, are incorporated under the laws of and has its principal offices in the State of Israel. In addition, MSIL and RADLAN maintain their research and development operations in Israel. Thus, MSIL, MTIL and RADLAN are directly influenced by the political, economic and military conditions affecting Israel. Major hostilities involving or within Israel could disrupt MSIL, MTIL and RADLAN's operations. For example, continued hostilities between Israel and the Palestinian authority in recent months have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the ongoing situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of each of MSIL, MTIL and RADLAN.

We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.

        In fiscal 2005, approximately 42% of our net revenue was derived from sales to three customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 18%, Samsung accounted for approximately 14% and Toshiba accounted for approximately 10%. Additionally, Wintech, a distributor, accounted for approximately 13% of our net revenue during fiscal 2005. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula and then amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative to SFAS 123. When we are required to expense employee stock options in the quarter ended October 31, 2005, this change in accounting treatment will materially and adversely affect our reported results of operations because the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 in Notes to Consolidated Financial Statements.

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

        In addition, our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing customers, we would have to offer the same lower prices to certain of our customers who have contractual "most favored nation" pricing arrangements. In that event, our average selling prices and gross margins would decline. The loss of a key customer, a reduction in sales to any key customer or our inability to attract new significant customers could materially and adversely affect our business, financial condition and results of operations.

We rely on independent foundries and subcontractors for the manufacture, assembly and testing of our integrated circuit products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

        We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on five third-party foundries to produce substantially all of our integrated circuit products. We also currently rely on several third-party assembly and test subcontractors to assemble, package and test our products. The resurgence of severe acute respiratory syndrome, or SARS and any similar future outbreaks in Asia could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. Other significant risks associated with relying on these third-party vendors include:

  •
  our customers or their customers may fail to approve or delay approving our selected vendor;

  •
  we have reduced control over product cost, delivery schedules and product quality;

  •
  the warranties on wafers or products supplied to us are limited; and

  •
  we face increased exposure to potential misappropriation of our intellectual property.

        We currently have a long-term supply contract with one of our third-party vendors however we do not have long-term supply contracts with any of our other third-party vendors. Therefore, with the exception of one significant third-party vendor, our other vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Other than one third-party foundry vendor with which we have a long-term supply contract that will guarantee us a certain level of production capacity at specified prices over a specific period, none of our third-party foundry or assembly and test subcontractors have provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. These foundries may allocate capacity to the production of other companies' products while reducing deliveries to us on short notice. In particular, foundry customers that are larger and better financed than us or that have long-term agreements with these foundries may cause these foundries to reallocate capacity to those customers, decreasing the capacity available to us. If we need another integrated circuit foundry or assembly and test subcontractor because of increased demand, or we are unable to obtain timely and adequate deliveries from our providers at the required time, we might not be able to develop relationships with other vendors who are able to satisfy our requirements. Even if other integrated circuit foundries or assembly and test subcontractors are available at that time to satisfy our requirements, it would likely take several months to qualify a new provider. Such a change may also require the approval of our customers, which would take time to effect and could cause our customers to cancel orders or fail to place new orders.

The uncertain and volatile worldwide economy, acts of war, terrorism, international conflicts and related uncertainties may adversely impact our revenues and profitability.

        In recent years, worldwide economic conditions have been volatile with concerns about inflation, increased reliance on consumer confidence and the situation in Iraq. The events of September 11, 2001, the continuing international conflicts and terrorist acts and the possibility of an extended United States presence in Iraq can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities.

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

        In the power management markets, we face competition from a number of additional competitors who have a longer history of serving these markets. Many of these competitors have more-established reputations in these markets and longer-standing relationships with the customers to whom we sell our products, which could prevent us from competing successfully. Competition could increase pressure on us to lower our prices and lower our margins, which, in turn, would harm our operating results.

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

        For the past three years, we have been able to report significant sequential quarterly growth in revenues; however, our revenues have grown at a slower sequential rate in the third and fourth quarters of fiscal 2005 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

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

Our future success depends in significant part on strategic relationships with customers. If we cannot maintain these relationships or if these customers develop their own solutions or adopt a competitor's solutions instead of buying our products, our operating results would be adversely affected.

        In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in the development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor's solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially harmed.

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

        Availability of foundry capacity has in the recent past been reduced due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing a long-term guaranteed production capacity agreement with one of our foundries. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers' purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies' products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to them. This reallocation could impair our ability to secure the supply of components that we need. Although we use five independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers' needs and have a material and adverse effect on our operating results.

        In order to secure sufficient foundry capacity when demand is high and mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with suppliers that could be costly and harm our operating results, including:

  •
  option payments or other additional prepayments to a foundry;

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

        Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. Historically, we have been able to design workarounds to fix these defects and bugs with minimal to no disruption to our business or our customers' business. Going forward, if any of our products contain defects or bugs, or have reliability, quality, or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially harmed.

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

If our internal control over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business, reputation and stock price could be adversely affected.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year beginning in fiscal 2005, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports beginning with this Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management's assessment of our internal control over financial reporting.

        Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of January 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal control over financial reporting as ineffective. If our internal control over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

  •
  the risk that there could be deficiencies in the internal control of any acquired company or investments that could result in a material weakness in our overall internal controls taken as a whole; and

  •
  the potential loss of key employees of an acquired company.

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

        Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the past few years, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.6 billion as of January 31, 2005. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

        We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of and harm our ability to sell our products. We believe that our future success is highly dependent on the contributions of Sehat Sutardja Ph.D., our co-founder, President and Chief Executive Officer; Weili Dai, our co-founder and Executive Vice President; and Pantas Sutardja Ph.D., our co-founder and Chief Technology Officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

        There is currently a shortage of qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of integrated circuits. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacture of products based on analog technology, and competition for these engineers is intense. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth.

        Stock options generally comprise a significant portion of our compensation packages for all employees. The FASB requirement to expense the fair value of stock options awarded to employees beginning in the third quarter of our fiscal 2006 will increase our operating expenses and may cause us to reevaluate our compensation structure for our employees. We cannot be certain that the changes in our compensation policies, if any, will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

Our officers and directors own a large percentage of our voting stock, and three existing directors, who are also significant shareholders, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related directors to greatly influence the election of directors and the approval or disapproval of significant corporate actions.

        As of March 31, 2005, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 23% of the outstanding shares our common stock. Additionally, Sehat Sutardja Ph.D. and Weili Dai are husband and wife and Sehat Sutardja Ph.D. and Pantas Sutardja Ph.D. are brothers. All three are directors and together they held approximately 22% of our outstanding common stock as of March 31, 2005. As a result, if the directors and officers as a group or any of Sehat Sutardja Ph.D., Weili Dai and Pantas Sutardja Ph.D. act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

        Under Bermuda law all of our officers, in exercising their powers and discharging their duties, must act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Majority shareholders do not owe fiduciary duties to minority shareholders. As a result, the minority shareholders will not have a direct claim against the majority shareholders in the event the majority shareholders take actions that damage the interests of minority shareholders. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda, except that Bermuda courts would be expected to follow English case law precedent, which would permit a shareholder to bring an action in our name if the directors or officers are alleged to be acting beyond our corporate power, committing illegal acts or violating our Memorandum of Association or Bye-laws. In addition, minority shareholders would be able to challenge a corporate action that allegedly constituted a fraud against them or required the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys' fees incurred in connection with the action.

Our rapid growth has strained our resources and our inability to manage any future growth could harm our profitability.

        Our rapid growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the continuous improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our operating results could be harmed.

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

  •
  inadequate local infrastructure.

        Additionally, our operations may be impacted by a resurgence of SARS, including, disruptions of our third party manufacturers that are primarily located in Asia, reduced sales in our international retail channels and increased supply chain costs. If future outbreaks of SARS or similar diseases arise or spread to other areas, our international sales and operations could be harmed.

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

We rely on third-party distributors and manufacturers' representatives and the failure of these distributors and manufacturers' representatives to perform as expected could reduce our future sales.

        We sell many of our products to customers through distributors and manufacturers' representatives. Our relationships with some of our distributors and manufacturers' representatives have been established within the last two years, and we are unable to predict the extent to which our distributors and manufacturers' representatives will be successful in marketing and selling our products. Moreover, many of our manufacturers' representatives and distributors also market and sell competing products. Our representatives and distributors may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers' representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current distributors or manufacturers' representatives or recruit additional or replacement distributors or manufacturers' representatives, our sales and operating results will be harmed. The loss of one or more of our distributors or manufacturers' representatives could harm our sales and results of operations. We generally realize a higher gross margin on direct sales and from sales through manufacturers' representatives than on sales through distributors. Accordingly, if our distributors were to account for an increased portion of our net sales, our gross margins may decline.

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

        The sales cycle for many of our products is long and requires us to invest significant resources with each potential customer without any assurance of sales to that customer. Our sales cycle typically begins with a three to six month evaluation and test period, also known as qualification, during which our products undergo rigorous reliability testing by our customers.

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

        The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry just recently experienced a significant downturn. These downturns are often connected with, or in anticipation of, maturing product cycles of both integrated circuit companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in us having excess inventory. Furthermore, any upturn in the integrated circuit industry could result in increased competition for access to third-party foundry, assembly and test capacity.

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

        The emergence of markets for our integrated circuits is affected by a variety of factors beyond our control. In particular, many of our products are designed to conform to current specific industry standards. Our customers may not adopt or continue to follow these standards, which would make our products less desirable to our customers and reduce our sales. Also, competing standards may emerge that are preferred by our customers, which could also reduce our sales and require us to make significant expenditures to develop new products.

        We have made a significant investment in the development and production of our Gigabit Ethernet products, including our physical layer devices and switched Ethernet products. However, Gigabit Ethernet technology is relatively new compared to the more established 10 and 100 Megabit per second Fast Ethernet technologies. If Gigabit Ethernet technology does not achieve widespread market acceptance, our revenue and operating results may be harmed. We have also made a significant investment in the development of wireless LAN products based on the IEEE 802.11a, 802.11b and 802.11g standards. Wireless LAN technologies are relatively new and many competing standards, such as Bluetooth™, as well as proposed standards such as IEEE 802.11n, exist. If the 802.11 standards do not achieve widespread market acceptance, our revenue and operating results may be harmed.

We may be unable to protect our intellectual property, which would negatively affect our ability to compete.

        We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed which could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. We have been issued several United States patents and have a number of pending United States patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

        We are also party to other claims and litigation proceedings arising in the normal course of business. The impact on us as a result of such claims and litigation cannot currently be ascertained. There can be no assurance that these matters will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future that may adversely impact gross margins. Any litigation, regardless of the outcome, is time-consuming and expensive to resolve, may require us to pay significant monetary damages and can divert management time and attention.

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

        The Israeli government has granted Approved Enterprise Status to two of our wholly-owned subsidiaries in Israel, which provides a tax holiday on undistributed income derived from operations within certain "development regions" in Israel. In order to maintain our qualification, we must continue to meet specified conditions, including the making of investments in fixed assets in Israel. As our tax holidays expire, we expect that we will start paying income tax on our operations within these development regions.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management's attention and resources.

        On September 5, 2001, a putative class action was filed in the Southern District of New York relating to our initial public offering, or IPO. In this action, the plaintiffs named several defendants including Marvell and two of our officers, one of whom is also a director. This complaint relating to our IPO has been consolidated with hundreds of other lawsuits by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. Plaintiffs allege that defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In these actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys' and experts' fees. A Consolidated Amended Class Action Complaint against Marvell and two of our officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs' success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs' dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed "bar order". The court ruled that it had no authority to deviate from the wording of the Plaintiff's Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). The court scheduled a further conference for April 13, 2005, for the purposes of (a) making a final determination as to the form, substance and program of class notice, and (b) scheduling a Rule 23 public hearing on the fairness of the proposed settlement. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

        These changes in corporate control provisions could make it more difficult for a third-party to acquire us, even if doing so would be a benefit to our shareholders.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of January 31, 2005 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2006 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2006	2007	2008	2009	2010	Total	Fair Value
Variable Rate	$298,101	$—	$—	$—	$—	$298,101	$298,101
Average Interest Rate	2.46%	—	—	—	—	2.46%
Fixed Rate	$37,828	$111,234	$38,220	$10,129	$—	$197,411	$195,442
Average Interest Rate	2.29%	2.60%	3.04%	3.38%	—	2.67%

        At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of January 31, 2005 would have an immaterial effect on our financial position, results of operations and cash flows.

        Investment Risk.    We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $9.4 million at January 31, 2005, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/  DR. SEHAT SUTARDJA
Dr. Sehat Sutardja
President and Chief Executive Officer
April 14, 2005

/s/  GEORGE A. HERVEY
George A. Hervey
Vice President and Chief Financial Officer
April 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.:

        We have completed an integrated audit of Marvell Technology Group Ltd.'s 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PRICEWATERHOUSECOOPERS LLP
San Jose, California
April 14, 2005

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2005	2004
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$166,471	$173,969
Short-term investments	493,543	212,302
Accounts receivable, net of allowances of $3,132 and $2,849	200,954	136,513
Inventories	128,889	91,785
Prepaid expenses and other current assets	15,144	12,166
Deferred income taxes	12,793	6,547

Total current assets	1,017,794	633,282
Property and equipment, net	161,770	149,705
Goodwill	1,480,225	1,455,639
Acquired intangible assets	80,411	159,445
Other noncurrent assets	48,762	37,394

Total assets	$2,788,962	$2,435,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$129,728	$121,190
Accrued liabilities	20,604	15,927
Accrued employee compensation	32,136	20,896
Income taxes payable	3,195	2,155
Deferred income	15,938	12,996
Current portion of capital lease obligations	13,204	10,747

Total current liabilities	214,805	183,911
Capital lease obligations, net of current portion	11,590	19,944
Non-current income taxes payable	46,648	22,835
Other long-term liabilities	18,489	17,934

Total liabilities	291,532	244,624

Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 492,000 shares authorized; 277,602 and 263,492 shares issued and outstanding, respectively	555	527
Additional paid-in capital	3,035,200	2,872,281
Deferred stock-based compensation	(3,400)	(7,945)
Accumulated other comprehensive income (loss)	(1,807)	757
Accumulated deficit	(533,118)	(674,779)

Total shareholders' equity	2,497,430	2,190,841

Total liabilities and shareholders' equity	$2,788,962	$2,435,465

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net revenue	$1,224,580	$819,762	$505,285
Operating costs and expenses:
Cost of goods sold(1)	581,757	382,206	233,039
Research and development(2)	263,261	213,740	145,722
Selling and marketing(3)	76,570	62,350	48,491
General and administrative(4)	32,220	19,004	14,303
Amortization of stock-based compensation	3,977	4,943	7,491
Amortization and write-off of acquired intangible assets and other	102,534	80,390	107,645
Facilities consolidation charge	2,414	—	19,562

Total operating costs and expenses	1,062,733	762,633	576,253

Operating income (loss)	161,847	57,129	(70,968)
Interest and other income, net	7,657	6,223	7,318

Income (loss) before income taxes	169,504	63,352	(63,650)
Provision for income taxes	27,843	17,842	8,524

Net income (loss)	$141,661	$45,510	$(72,174)

Net income (loss) per share:
Basic	$0.53	$0.18	$(0.30)

Diluted	$0.47	$0.16	$(0.30)

Weighted average shares:
Basic	269,687	251,554	238,481

Diluted	299,012	276,483	238,481

(1)
Excludes amortization of stock-based compensation of $85, $182 and $339 in fiscal 2005, 2004 and 2003.

(2)
Excludes amortization of stock-based compensation of $2,473, $2,555 and $4,732 in fiscal 2005, 2004 and 2003.

(3)
Excludes amortization of stock-based compensation of $462, $833 and $1,605 in fiscal 2005, 2004 and 2003.

(4)
Excludes amortization of stock-based compensation of $957, $1,373 and $815 in fiscal 2005, 2004 and 2003.

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Stock-based Compensation		Accumulated Deficit
	Shares	Amount					Total
	(In thousands)
Balance at January 31, 2002	237,154	$474	$2,646,521	$(10,099)	$946	$(648,115)	$1,989,727
Common stock options exercised	4,422	9	13,906	—	—	—	13,915
Common stock repurchased	(10)	—	(5)	—	—	—	(5)
Issuance of common stock under the employee stock purchase plan	911	2	8,323	—	—	—	8,325
Issuance of common stock and options in connection with acquisition	43	—	7,266	(5,449)	—	—	1,817
Reversal of deferred stock-based compensation	—	—	(2,158)	2,158	—	—	—
Amortization of deferred stock-based compensation	—	—	—	7,491	—	—	7,491
Comprehensive loss:
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	1,042	—	1,042
Net loss	—	—	—	—	—	(72,174)	(72,174)

Total comprehensive loss							(71,132)

Balance at January 31, 2003	242,520	485	2,673,853	(5,899)	1,988	(720,289)	1,950,138
Common stock options exercised	13,714	28	75,793	—	—	—	75,821
Common stock repurchased	(4)	—	(4)	—	—	—	(4)
Issuance of common stock under the employee stock purchase plan	1,073	2	10,717	—	—	—	10,719
Issuance of common stock and options in connection with acquisitions	6,189	12	103,709	—	—	—	103,721
Deferred stock-based compensation	—	—	7,626	(7,626)	—	—	—
Reversal of deferred stock-based compensation	—	—	(637)	637	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,943	—	—	4,943
Tax benefit from employee stock transactions	—	—	1,224	—	—	—	1,224
Comprehensive income:
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(1,231)	—	(1,231)
Net income	—	—	—	—	—	45,510	45,510

Total comprehensive income							44,279

Balance at January 31, 2004	263,492	527	2,872,281	(7,945)	757	(674,779)	2,190,841
Common stock options exercised	12,079	24	116,211	—	—	—	116,235
Issuance of common stock under the employee stock purchase plan	1,371	3	15,441	—	—	—	15,444
Issuance of common stock and options in connection with acquisitions	660	1	25,471	—	—	—	25,472
Accelerated vesting on options	—	—	1,014	—	—	—	1,014
Reversal of deferred stock-based compensation	—	—	(568)	568	—	—	—
Amortization of deferred stock-based compensation	—	—	—	3,977	—	—	3,977
Tax benefit from employee stock transactions	—	—	5,350	—	—	—	5,350
Comprehensive income:
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(2,564)	—	(2,564)
Net income	—	—	—	—	—	141,661	141,661

Total comprehensive income							139,097

Balance at January 31, 2005	277,602	$555	$3,035,200	$(3,400)	$(1,807)	$(533,118)	$2,497,430

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$141,661	$45,510	$(72,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,323	33,682	22,382
Amortization of stock-based compensation	3,977	4,943	7,491
Amortization and write-off of acquired intangible assets and other	79,034	80,390	107,645
Facilities consolidation charge	2,414	—	5,999
Tax benefit from employee stock transactions	5,350	1,224	—
Deferred income tax assets	(4,422)	3,029	(3,732)
Accelerated vesting on stock options	1,014	—	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisitions:
Accounts receivable	(64,441)	(50,154)	(42,625)
Inventories	(37,104)	(52,073)	(14,258)
Prepaid expenses and other assets	(3,890)	(1,047)	(7,280)
Accounts payable	8,538	71,904	16,291
Accrued liabilities and other	7,858	4,259	(2,278)
Accrued employee compensation	11,240	8,270	1,387
Accrued facilities consolidation charge	(2,312)	(2,976)	10,331
Income taxes payable	25,348	2,337	8,065
Deferred income	2,942	515	3,574

Net cash provided by operating activities	221,530	149,813	40,818

Cash flows from investing activities:
Cash received from acquisitions	—	2,122	1,098
Purchases of short-term investments	(433,164)	(216,261)	(94,503)
Sales and maturities of short-term investments	149,290	155,640	85,167
Purchases of equity investments and loans advanced	(2,200)	(10,220)	(18,345)
Acquisition costs	(69)	(1,154)	—
Purchases of property and equipment	(45,762)	(95,241)	(28,780)
Purchases of technology licenses	(16,225)	(2,917)	(400)

Net cash used in investing activities	(348,130)	(168,031)	(55,763)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of repurchases	131,679	86,536	22,235
Principal payments on capital lease obligations	(12,577)	(6,560)	(1,957)

Net cash provided by financing activities	119,102	79,976	20,278

Net increase (decrease) in cash and cash equivalents	(7,498)	61,758	5,333
Cash and cash equivalents at beginning of period	173,969	112,211	106,878

Cash and cash equivalents at end of period	$166,471	$173,969	$112,211

Supplemental cash flow information:
Cash paid for interest	$1,201	$892	$435

Cash paid for income taxes, net	$995	$11,229	$2,184

Acquisition of property and equipment under capital lease obligations	$7,506	$18,476	$10,769

Acquisition of technology licenses with deferred payments	$—	$—	$800

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and its Significant Accounting Policies:

  The Company

        Marvell Technology Group Ltd. (the "Company"), a Bermuda company, was incorporated on January 11, 1995. The Company is a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. The Company's diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateway, communications controller, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. On January 21, 2001, the Company acquired Galileo Technology Ltd. ("Galileo"), an Israeli corporation. In January 2003, Galileo's name was changed to Marvell Semiconductor Israel Ltd. (MSIL). MSIL develops high-performance internetworking and switching products for the broadband communications market. On June 19, 2002, the Company acquired SysKonnect GmbH ("SysKonnect"), a German corporation. SysKonnect develops and markets client-server products. On June 27, 2003, the Company acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software. On November 24, 2003, the Company acquired Asica, Inc. (Asica). Asica designs and develops digital signal processors used in consumer and other applications.

  Basis of Presentation

        The Company's fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. All periods presented are 52-week years. For presentation purposes, the financial statements and notes refer to January 31 as the Company's year-end.

        On February 25, 2004, the Board of Directors approved a 2 for 1 stock split of the Company's common stock, to be effected pursuant to the issuance of additional shares. The stock split was subject to shareholder approval of an increase in the Company's authorized share capital at the Company's 2004 Annual General Meeting. On May 28, 2004, shareholders at the Company's 2004 Annual General Meeting approved an increase in the authorized share capital by 250.0 million shares of common stock. Stock certificates representing one additional share for each share held were delivered on June 28, 2004 (payment date) to all shareholders of record at the close of business on June 14, 2004 (record date). All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents also consist of cash on deposit with banks, money market funds and commercial deposits.

  Investments

        The Company's marketable investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of tax, if any, in accumulated other comprehensive income, a component of shareholders' equity. Realized gain and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income, net. In order to determine if a decline in value on an available-for-sale security is other than temporary, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. We also may consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all marketable investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. The specific identification method is used to determine the cost of securities sold. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net.

        The Company also has equity investments in privately-held companies. These investments are recorded at cost because the Company does not have the ability to exercise significant influence over the operating and financial policies of these companies. These investments are included in other non-current assets on the accompanying balance sheets. The Company monitors these investments for impairment by considering available evidence generally including financial, operational and economic data and makes appropriate reductions in carrying values when an impairment is deemed to be other than temporary.

        When the Company has investments in which it has the ability to exercise significant influence over operating and financial policies, these investments are accounted for using the equity method. Accordingly, the Company's share of the income (loss) in these investments is included in other operating income (loss).

  Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the limited customer base, located primarily in the Far East, are substantially mitigated by the Company's credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary based upon payment history and the customer's current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. The Company recorded charges for allowance for bad debt and doubtful accounts of $500,000, $703,000 and $557,000 in fiscal 2005, 2004 and 2003, respectively. Receivables and adjustments written off against the allowance aggregated $26,000, $100,000 and $476,000 in fiscal 2005, 2004 and 2003, respectively. The allowance for bad and doubtful accounts at January 31, 2005, 2004 and 2003 was $1.7 million, $1.3 million and $651,000, respectively. Refer to the Revenue Recognition caption in Note 1 for additional information on sales returns and allowances.

        The following table sets forth sales to end users comprising 10% or more of the Company's net revenue for the periods indicated:

	Years Ended January 31,
Customer
	2005	2004	2003
Western Digital	18%	*	*
Samsung	14%	14%	17%
Toshiba	10%	*	10%
Intel	*	18%	18%
Hitachi	*	*	11%
Seagate	*	*	11%

*
Less than 10% of net revenue

        The Company's accounts receivable were concentrated with three customers at January 31, 2005, representing 20%, 13% and 12% of gross accounts receivable, and were concentrated with four customers at January 31, 2004, representing 17%, 16%, 15% and 10% of gross accounts receivable.

        In fiscal 2005 and fiscal 2004, one distributor accounted for 13% and 11% of the Company's net revenue, respectively. This distributor also accounted for less than 10% and 12% of total accounts receivable as of January 31, 2005 and January 31, 2004, respectively. The Company continuously monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company's exposure to credit risk.

  Concentration of Other Risk

        The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, both at home and abroad; economic conditions specific to the semiconductor industry; demand for the Company's products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the

Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

  Inventory

        Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company has taken adjustments to write-down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. If actual future demand for the Company's products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates to is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100 "Restructuring and Impairment Charges." The Company recorded charges for inventory obsolescence of $12.9 million, $1.0 million and $3.0 million, for fiscal 2005, 2004 and 2003, respectively.

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

  Goodwill and Acquired Intangible Assets

        Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of five years for purchased technology, two years for trade name and five and six years for customer contracts.

        Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. The Company has not been required to perform this second step of the process since its implementation of SFAS 142 because the fair value of the reporting unit has exceeded its net book value at every measurement date.

        See Note 5, "Goodwill and Purchased Intangible Assets," for detail of the activities in these accounts during fiscal 2005 and 2004.

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

  Foreign Currency Transactions

        The functional currency of the Company's non-United States operations is the United States dollar. Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency re-measurement are reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal 2005, 2004 or 2003.

  Reclassifications

        Certain items have been reclassified to be consistent with current presentation. The Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of January 31, 2004 and for all prior periods presented (see Note 3). The reclassifications have no effect on previously disclosed net income (loss), shareholders' equity or operating cash flows.

  Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of the Company's sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return is deferred until the distributors sell the product to end customers. Additionally, collection is not deemed to be "reasonably assured" if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company's normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

        The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company recorded charges for sales returns and allowances on product sales of none, $400,000 and $805,000 in fiscal 2005, 2004 and 2003, respectively. Amounts written off against the sales return and allowance reserve aggregated $196,000, $193,000 and $79,000 in fiscal 2005, 2004 and 2003, respectively. The sales return and allowance reserve at January 31, 2005 and 2004 was $1.4 million and $1.6 million, respectively.

        The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportionate performance method, with the associated costs included in research and development expense. The Company estimates the proportionate performance of its development contracts based on an analysis of progress toward completion.

        Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

        In arrangements that include a combination of our hardware and our software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, the Company follows the guidance in Emerging Issues Task Force ("EITF") Issue No. 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," accounts for the entire arrangement as a sale of software and software-related items and follows the revenue recognition criteria in Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and related interpretations.

        The provisions of EITF Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" apply to sales arrangements with multiple arrangements that include a combination of hardware, software and/or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Undelivered elements typically are software warranty and maintenance services.

  Research and Development

        Research and development costs are expensed as incurred.

  Advertising Expenses

        Advertising costs are expensed as incurred.

  Stock-Based Compensation

        The Company's employee stock based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting periods of the individual awards consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 ("FIN 28"). Application of FIN 28 to awards that vest progressively over five years results in amortization of approximately 46% of the compensation in the first 12 months of vesting, 26% of the compensation in the second 12 months of vesting, 15% of the compensation in the third 12 months of vesting, 9% of the compensation in the fourth 12 months of vesting and 4% of the compensation in the fifth 12 months of vesting. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18 ("EITF 96-18"), Accounting for Equity Instruments that are Offered to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value using the Black-Scholes valuation method. The fair value of each non-employee stock award is remeasured at each period end until a commitment date is reached, which is generally the vesting date. The Company accounts for employee and director stock options in accordance with APB 25 and complies with the disclosure provisions of SFAS 123.

        During fiscal 2004, the Company recorded $7.6 million of deferred stock-based compensation related to the exchange of stock options with employees of companies acquired during fiscal 2004. During fiscal 2003, the Company recorded $5.4 million of deferred stock-based compensation relating to the grant of stock options to SysKonnect employees as a result of the acquisition of SysKonnect. Such deferred stock-

based compensation is being amortized using an accelerated method over the remaining vesting periods of the options. Such deferred stock-based compensation is being amortized using an accelerated method over the remaining vesting periods of the options. No deferred stock-based compensation was recorded during fiscal 2005.

        During fiscal 2005, the Company recorded approximately $1.0 million of compensation expense resulting from the accelerated vesting of stock options previously granted to an employee.

        In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are pro forma statements of operations data of the Company giving effect to the valuation of stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25 (in thousands, except per share amounts):

	Years Ended January 31,
	2005	2004	2003
Net income (loss):
As reported	$141,661	$45,510	$(72,174)
Adjustments:
Stock-based employee compensation expense included in reported net loss, net of tax effects	4,991	4,943	7,491
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(133,573)	(84,736)	(78,663)

Pro forma	$13,079	$(34,283)	$(143,346)

Basic net income (loss) per share:
As reported	$0.53	$0.18	$(0.30)
Pro forma	$0.05	$(0.14)	$(0.60)
Diluted net income (loss) per share:
As reported	$0.47	$0.16	$(0.30)
Pro forma	$0.05	$(0.14)	$(0.60)

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

	Stock Option Plans			ESPP
	2005	2004	2003	2005	2004	2003
Estimated fair value	$16.47	$10.45	$7.23	$12.23	$6.43	$4.41
Volatility	81% - 115%	95%	89%	110% - 112%	95%	89%
Expected term (in years)	3.7	4.0	4.4	1.3	1.5	1.0
Risk-free interest rate	3.4%	2.7%	3.6%	2.3%	1.3%	1.7%
Dividend yield	—	—	—	—	—	—

  Comprehensive Income (Loss)

        For the years ended January 31, 2005, 2004 and 2003, comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities, net of tax. For the years ended January 31, 2005, 2004 and 2003, $2.6 million, $1.3 million and $1.6 million respectively of net unrealized gains were reclassified as realized gains and recognized in the accompanying statement of operations upon the sale of the related securities.

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

	Years Ended January 31,
	2005	2004	2003
Numerator:
Net income (loss)	$141,661	$45,510	$(72,174)

Denominator:
Weighted average shares of common stock outstanding	269,721	251,846	239,799
Less: unvested common shares subject to repurchase	(34)	(292)	(1,318)

Weighted average shares — basic	269,687	251,554	238,481
Effect of dilutive securities —
Unvested common shares subject to repurchase	34	292
Warrants	689	342	—
Contingently issuable shares	968	1,324	—
Common stock options	27,634	22,971	—

Weighted average shares — diluted	299,012	276,483	238,481

Basic net income (loss) per share	$0.53	$0.18	$(0.30)

Diluted net income (loss) per share	$0.47	$0.16	$(0.30)

        Options to purchase 616,645 common shares at a weighted average exercise price of $29.86 per share have been excluded from the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares for fiscal 2005. Options to purchase 5,109,192 common shares at a weighted average exercise price of $20.36 per share have been excluded from the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares for fiscal 2004. Options to purchase 49,614,496 common shares at a weighted average exercise price of $8.55 per share and 1,318,674 common shares subject to repurchase by the Company have been excluded from the computation of diluted net loss per share for fiscal 2003 because their effect would have been anti-dilutive.

  Warranty

        The Company's products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The Company's products typically carry a standard 90-day warranty with certain exceptions in which the warranty period can range from one to three years. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. Changes in the Company's warranty accrual during fiscal 2005 and 2004, respectively are as follows (in thousands):

	January 31, 2005	January 31, 2004	January 31, 2003
Warranty accrual (included in accrued liabilities):
Beginning balance	$812	$526	$474
Charges to cost of goods sold	1,545	1,160	593
Payments and other charges	(786)	(874)	(541)

Ending balance	$1,571	$812	$526

  Recent Accounting Pronouncements

        In September 2004, the Emerging Issues Task Force ("EITF") delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is complying with the disclosure requirements. The Company does not believe that EITF 03-01 will have a material impact on its consolidated results of operations when EITF 03-01 becomes effective.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal periods beginning after November 24, 2004. The Company is currently evaluating the impact of adoption of SFAS 151 on its financial position and results of operations.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R") that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company's consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for the Company's consolidated financial statements is its quarter ended October 31, 2005.

        Upon adoption, this statement will have a significant impact on the Company's consolidated financial statements because the Company will be required to expense the fair value of our stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within the footnotes as is the Company's current practice (see Note 1). The amounts disclosed within the Company's footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within the Company's footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

Note 2 — Acquisitions:

        On June 19, 2002, the Company acquired 100% of the shares of SysKonnect through a share purchase agreement. SysKonnect develops and markets client-server products. The acquisition has been accounted for using the purchase method of accounting, and the operating results of SysKonnect have been included in the Company's consolidated financial statements from the date of acquisition.

        The total purchase price of the acquisition was approximately $9.5 million. The purchase price consisted of restricted shares and options granted to SysKonnect shareholders to purchase a total of

600,000 shares of the Company's common stock (fair value of $7.3 million), settlement of a loan receivable of $1.9 million, and acquisition related expenses of approximately $235,000.

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

        The initial total estimated purchase price was approximately $64.7 million and consisted of 2,635,284 shares issued upon closing (valued at $24.0 million), $22.5 million of cash payable upon a future date defined in the share purchase agreement, 1,086,366 warrants to purchase shares of the Company's common stock at an exercise price of $9.21 per share (valued at $7.5 million), 313,926 vested options assumed (valued at $2.9 million), the Company's existing investment in preferred stock of RADLAN of $6.6 million after taking a charge of $1.9 million to retroactively recognize pre-acquisition losses due to the Company's prior investment in RADLAN, and direct transaction costs of approximately $1.2 million. The value of the common stock and stock options was determined based on the average market price of the Company's common stock over a 5-day period around February 6, 2003 (the announcement date), or $9.13 per share. The value of the warrants was determined using the Black-Scholes options pricing model with inputs of 100% for volatility, 5-year expected life, risk-free interest rate of 3% and a market value of $9.13 as described above.

        On the date that the $22.5 million of cash became payable, 2,325,582 shares of the Company's common stock were worth more than $22.5 million and therefore in accordance with the share purchase agreement, instead of paying $22.5 million in cash, 2,325,582 shares of common stock were issued. Accordingly, the Company recorded a $24.9 million adjustment to increase goodwill in the quarter ended October 31, 2003. The $24.9 million adjustment was calculated based on the 2,325,582 shares issued multiplied by the $20.40 closing price of the Company's stock on October 6, 2003, less the $22.5 million that was previously accrued upon the close of the transaction on June 27, 2003.

        On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. The $19.6 million adjustment to increase goodwill was calculated based on the 1,023,256 shares issued multiplied by the $19.19 closing price of the Company's stock on December 8, 2003.

        Additionally, 1,023,256 shares of the Company's common stock were reserved for future issuance over a one-year period to former RADLAN shareholders, which was dependent upon the Company's revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of January 31, 2005, all 1,023,256 shares reserved for future issuance to former RADLAN shareholders were earned based on the Company's achievement of revenues from certain products during fiscal 2005. Total goodwill adjustments of approximately $25.5 million were recorded in fiscal 2005 for the shares earned during fiscal 2005. Certificates for 614,624 shares earned through August 1, 2004 were issued on December 28, 2004. The remaining 408,632 shares earned subsequent to August 1, 2004 are to be issued approximately 24 months from the closing date.

        The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows (in thousands):

Amortizable intangible assets:
Purchased technology	$5,400
Trade name	100
Customer contracts and relationships	200

Total amortizable intangible assets	5,700
Goodwill	143,522
Current assets	2,325
Previously licensed technology	(2,500)
Property, plant and equipment	1,995
Other non current assets	1,526
Current liabilities	(15,719)
Other long-term liabilities	(2,136)

Total purchase price	$134,713

        Amortizable intangible assets consist of purchased technology, trade name, and customer related intangibles with useful lives of two to five years. Approximately $143.5 million has been allocated to goodwill, which represents the excess purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually.

        The results of operations of RADLAN have been included in the Company's consolidated statements of operations since the completion of the acquisition on June 27, 2003. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of RADLAN occurred at the beginning of the periods presented (in thousands, except for per share amounts):

	Year Ended January 31,
	2004	2003
Net revenue	$820,150	$511,067
Net income (loss)	$35,376	$(82,148)
Basic net income (loss) per share	$0.14	$(0.34)
Diluted net income (loss) per share	$0.13	$(0.34)

        Upon closing of the acquisition of RADLAN, the Company effectively granted 330,000 shares of restricted common stock to the employees of RADLAN. The restricted stock was valued on the date of issuance at $5.5 million and vests over a period of five years. Accordingly, the Company recorded deferred stock-based compensation of $5.5 million that will be amortized on an accelerated basis over the vesting period consistent with the method described in FIN 28.

        On November 24, 2003, the Company acquired the remaining 54% of the shares of Asica not owned by the Company pursuant to a merger agreement. Prior to the merger, the Company owned 46% of the shares of Asica, which designs and develops digital signal processors used in consumer and other applications. The acquisition has been accounted for using the purchase method of accounting, and the operating results of Asica have been included in the Company's consolidated financial statements from the date of acquisition.

        The total purchase price of the acquisition was approximately $7.4 million. The purchase price consisted of the issuance of 180,274 shares of the Company's common stock and restricted common stock (valued at $19.36 per share for a total of $3.5 million) to Asica shareholders, the assumption of 52,042 employee stock options (valued at $16.97 per option for a total of $883,000), the Company's existing $2.8 million investment in preferred stock of Asica and acquisition related expenses of approximately $240,000. The value of the common and restricted stock was determined based on the average market price of the Company's common stock over a 3-day period ending on November 24, 2003. The value of the employee stock options assumed was determined using the Black-Scholes option pricing model with inputs of 90% for volatility, 4-year expected life, risk-free interest rate of 3% and a market value of $19.17 (the closing price of the Company's common stock on November 24, 2003). Of the 180,274 shares of common stock issued to Asica shareholders, 83,296 shares are restricted shares that vest over a four-year period. The unvested shares are subject to forfeiture in the event the shareholder terminates his employment with the Company.

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

        The pro-forma results for the last two years for the effect of the Asica acquisition have not been disclosed because they would not be materially different from the statement of operations.

Note 3 — Available-for-Sale Securities:

        The amortized cost and fair value of available-for-sale securities at January 31, 2005 and 2004 are presented in the following tables (in thousands):

	January 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$73,338	$1	$(925)	$72,414
Auction rate securities	298,101	—	—	298,101
U.S. Federal, State, county and municipal debt securities	124,073	3	(1,048)	123,028

Short-term investments	$495,512	$4	$(1,973)	$493,543

	January 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$91,794	$488	$(193)	$92,089
Auction rate securities	50,430	—	—	50,430
U.S. Federal, State, county and municipal debt securities	80,485	407	(39)	80,853

	222,709	895	(232)	223,372
Less amounts classified as cash equivalents	(11,070)	—	—	(11,070)

Short-term investments	$211,639	$895	$(232)	$212,302

        Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

        The contractual maturities of available-for-sale debt securities classified as short-term investments at January 31, 2005 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$37,828	$37,589
Due between one and five years	159,583	157,853
Due over five years	298,101	298,101

	$495,512	$493,543

        The following table summarizes the cash and cash equivalent and short-term investment balances as previously reported and as reclassified as of the period ending dates for the last two fiscal years (in thousands):

	Cash and Cash Equivalents		Short-Term Investments
	As Reported	As Reclassified	As Reported	As Reclassified
Year ended:
January 31, 2004	$224,399	$173,969	$161,872	$212,302
January 31, 2003	$125,316	$112,211	$139,912	$153,017

        As a result of these changes, the Company reclassified the following line items in the Statements of Cash Flows for the years ended January 31, 2004 and 2003, respectively (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Year ended January 31, 2004:
Purchases of short-term investments	$(130,810)	$(216,261)
Sales and maturities of short-term investments	$107,514	$155,640
Net cash used in investing activities	$(130,706)	$(168,031)
Net increase in cash and cash equivalents	$99,083	$61,758
Cash and cash equivalents at end of period	$224,399	$173,969
Year ended January 31, 2003:
Purchases of short-term investments	$(79,316)	$(94,503)
Sales and maturities of short-term investments	$75,480	$85,167
Net cash used in investing activities	$(50,263)	$(55,763)
Net increase in cash and cash equivalents	$10,833	$5,333
Cash and cash equivalents at end of period	$125,316	$112,211

        Included in the Company's available-for-sale investments are fixed income securities. As market yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are primarily due to changes in interest rates and bond yields. The Company does not believe any unrealized losses represent an other-than temporary impairment based on its evaluation of available evidence. The following table shows the investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2005 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$35,524	$(444)	$36,110	$(481)	$71,634	$(925)
U.S. Federal, State, county and municipal debt securities	65,806	(589)	52,209	(459)	118,015	(1,048)

Total temporarily impaired securities	$101,330	$(1,033)	$88,319	$(940)	$189,649	$(1,973)

Note 4 — Detailed Financial Information (in thousands):

	January 31,
	2005	2004
Inventories:
Work-in-process	$63,027	$67,815
Finished goods	65,862	23,970

	$128,889	$91,785

Property and equipment:
Machinery and equipment	$105,237	$79,765
Computer software	79,494	69,116
Furniture and fixtures	8,430	8,157
Leasehold improvements	11,354	11,145
Buildings	7,096	1,825
Land	51,500	51,500
Construction in progress	16,471	10,505

	279,582	232,013
Less: Accumulated depreciation and amortization	(117,812)	(82,308)

	$161,770	$149,705

        Property and equipment included $48,092 and $40,586 of assets under capital lease at January 31, 2005 and 2004, respectively. Accumulated depreciation on these assets was $22,381 and $9,900 at January 31, 2005 and 2004, respectively.

        On November 17, 2003, the Company completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. It is currently intended that the site will be the future location of its U.S. headquarters. The facility consists of approximately 876,000 square feet. One of the buildings is currently leased to a tenant. The remaining five buildings are being renovated and will be used for research and design functions, operations, sales, marketing and administration. In fiscal 2005, the Company began to occupy a portion of two buildings with some of its operations, sales and marketing groups.

	January 31,
	2005	2004
Other noncurrent assets:
Equity investments in private companies	$9,436	$7,236
Other	39,326	30,158

	$48,762	$37,394

	January 31,
	2005	2004
Other long-term liabilities:
Long-term facilities consolidation charge	$3,793	$5,149
Accrued severance	11,196	9,189
Other	3,500	3,596

	$18,489	$17,934

Note 5 — Goodwill and Purchased Intangible Assets:

        The Company performs an annual impairment review during the fourth quarter of each year or more frequently if indicators of impairment exist. The Company performed its annual assessment of goodwill in fiscal 2005, 2004 and 2003 and concluded that there were no impairments.

        The carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of January 31, 2005			As of January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$394,715	$(314,460)	$80,255	$394,715	$(235,516)	$159,199
Trade name	100	(80)	20	100	(30)	70
Customer contracts	200	(64)	136	200	(24)	176

Total identified intangible assets	395,015	(314,604)	80,411	395,015	(235,570)	159,445
Goodwill	1,828,131	(347,906)	1,480,225	1,803,545	(347,906)	1,455,639

Total intangible assets	$2,223,146	$(662,510)	$1,560,636	$2,198,560	$(583,476)	$1,615,084

        The changes in the carrying amount of goodwill for fiscal 2005 are as follows (in thousands):

January 31, 2005
Balances as of January 31, 2004	$1,455,639
Additional goodwill	25,471
Reductions to existing goodwill	(885)

Balances as of January 31, 2005	$1,480,225

        In January 2003, the Company decided to no longer use the Galileo trade name in selling and marketing activities going forward. As a result, the Company wrote-off the remaining $22.4 million net book value of the trade name in the fourth quarter of fiscal 2003.

        The increase in goodwill during fiscal 2005 was due to the former RADLAN shareholders being entitled to certain shares to be issued based on the Company's achievement of revenues from certain products during fiscal 2005 (see Note 2). The reduction in existing goodwill in fiscal 2005 of $0.9 million was due to the reversal of previously accrued merger costs of $0.4 million and the recognition of the benefits of pre-acquisition state income tax net operating losses of a former MSIL U.S. subsidiary.

        Identified intangible assets consist of purchased technology, trade name, and customer contracts and related relationships. Purchased technology and customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of five years. Trade name is amortized on a straight-line basis over its estimated useful life of two years. The aggregate amortization expense of identified intangible assets was $79.0 million, $80.4 million and $83.4 million for fiscal 2005, 2004 and 2003, respectively. The estimated total annual amortization expenses of acquired intangible assets is $77.5 million for fiscal 2006, $1.2 million for both fiscal 2007 and 2008 and $0.5 million for fiscal 2009.

        In the first quarter of fiscal 2005, the Company entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, the Company agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other. In the second quarter of fiscal 2005, the Company entered into a technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, the Company agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies and is included in amortization and write-off of acquired intangible assets and other, while the remainder of the amount has been capitalized as licensed technology in other noncurrent assets and will be amortized to cost of goods sold over its estimated useful life of five years.

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

        As of January 31, 2005, cash payments of $8.4 million, net of sublease income, had been made in connection with these charges. Approximately $5.1 million is accrued for the facilities consolidation charge as of January 31, 2005, of which $1.3 million is the current portion included in accrued liabilities while the long-term portion totaling $3.8 million is payable through 2010, and is included in other long-term liabilities.

        A summary of the facilities consolidation accrual related to the fiscal 2003 charge during fiscal 2005 is as follows (in thousands):

	Balance at January 31, 2004	Net Cash Payments	Non-Cash Charges	Remaining Liability at January 31, 2005
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$7,355	$(2,302)	$—	$5,053

        A summary of the facilities consolidation charge during fiscal 2004 is as follows (in thousands):

	Balance at January 31, 2003	Net Cash Payments	Non-Cash Charges	Remaining Liability at January 31, 2004
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$10,331	$(2,976)	$—	$7,355

        During the third quarter of fiscal 2005, the Company recorded a facility consolidation charge of $2.4 million of costs associated with the costs of consolidating and relocating operations in Israel. The charges included $2.3 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities, which reduced the carrying amount of the impaired assets, and $0.1 million of remaining lease commitments for these facilities.

Note 7 — Warrants:

        In June 2003, in connection with the Company's acquisition of RADLAN, the Company issued warrants to purchase 1,086,366 shares of common stock at an exercise price of $9.21 per share. The Company valued the warrants under the Black-Scholes formula at approximately $7.5 million. The warrant value was recorded as part of the RADLAN purchase accounting. As of January 31, 2005, approximately 6,082 warrants had been exercised for a net issuance of 3,436 shares of common stock. The warrants have a five-year life from the date of issuance.

Note 8 — Shareholders' Equity:

  Common and Preferred Stock

        As of January 31, 2005, the Company is authorized to issue 492,000,000 shares of $0.002 par value common stock and 8,000,000 shares of $0.002 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of January 31, 2005 and 2004, no shares of preferred stock were outstanding.

  1995 Stock Option Plan

        In April 1995, the Company adopted the 1995 Stock Option Plan (the "Option Plan"). The Option Plan, as amended, had 133,695,380 shares of common stock reserved for issuance thereunder as of January 31, 2005. The Option Plan allows for an annual increase in shares reserved for issuance equal to the lesser of (i) 20,000,000 shares, (ii) 5.0% of the outstanding shares of capital stock on such date, or (iii) an amount of shares determined by the Board of Directors. The Option Plan allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company.

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

  1997 Directors' Stock Option Plan

        In August 1997, the Company adopted the 1997 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan has 1,800,000 shares of common stock reserved thereunder. Under the Directors' Plan, an outside director is granted 30,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 6,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors' Plan may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the director is terminated or resigns from the Board of Directors prior to vesting. Such right expires as the options vest over a five-year period.

Combined Option Plan Activity

        The following table summarizes the activity under the Option Plan, the Directors' Plan and other stock option arrangements:

	Shares Available	Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance at January 31, 2002	9,744	42,209	$7.16
Additional shares authorized	12,288	—	—
Options granted	(15,230)	15,230	$10.99
Options canceled	2,506	(3,402)	$9.34
Options exercised	—	(4,422)	$3.15

Balance at January 31, 2003	9,308	49,615	$8.55
Additional shares authorized	32,126	—	—
Options granted and assumed	(27,758)	27,758	$15.34
Options canceled	2,129	(2,752)	$11.85
Options exercised	—	(13,714)	$5.52

Balance at January 31, 2004	15,805	60,907	$12.17
Additional shares authorized	13,175	—	—
Options granted	(4,135)	4,135	$24.25
Options canceled	2,665	(2,731)	$14.36
Options exercised	—	(12,079)	$9.63

Balance at January 31, 2005	27,510	50,232	$13.66

        The following table summarizes information relating to stock options outstanding and exercisable under the Option Plan, the Directors' Plan and other stock option arrangements at January 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
Range of exercise prices:
$ 0.00 - $ 7.50	10,260	5.83	$4.36	5,946	$3.18
$ 7.51 - $12.00	11,020	7.31	$9.69	4,466	$10.27
$12.01 - $18.25	14,859	8.01	$16.21	5,588	$16.08
$18.26 - $20.50	10,057	8.66	$18.92	1,195	$19.16
$20.51 - $46.94	4,036	8.78	$25.65	928	$25.96

	50,232			18,123

        In connection with the acquisition of MSIL, the Company assumed MSIL's stock option plans. Upon acquisition, a total of 13,666,064 shares of the Company's common stock were reserved for issuance under the assumed plans, and the related options are included in the preceding tables. These options will continue to be governed by the terms and conditions of the original option agreements which generally included a four-year vesting schedule and an eight to ten year option term.

        As a result of the Company's acquisitions of SysKonnect, RADLAN, and Asica, the Company assumed stock options previously granted by SysKonnect, RADLAN and Asica. As of January 31, 2005, a total of 489,357 shares of common stock were reserved for issuance upon exercise of outstanding options assumed from the acquisitions. The related options are included in the preceding tables. The options vest over five years and have ten year terms.

        At January 31, 2005, a total of 354 unvested shares remain subject to the Company's repurchase rights under the Option Plan and other stock option arrangements.

  2000 Employee Stock Purchase Plan

        In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan had 8,935,806 shares of common stock reserved for issuance thereunder as of January 31, 2005. The Purchase Plan allows for an annual increase in shares reserved for issuance equal to the lesser of (i) 4,000,000 shares or (ii) 1.5% of the outstanding shares of capital stock on such date. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant's entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 1 and June 1 of each year, with the exception that the first offering period of the Purchase Plan began on June 26, 2001, the date of the Company's initial public offering. During fiscal 2005, a total of 1,371,268 shares were issued under the Purchase Plan at a weighted-average price of $11.26 per share. During fiscal 2004, a total of 1,073,372 shares were issued under the Purchase Plan at a weighted-average price of $9.99 per share, and during fiscal 2003, a total of 911,308 shares were issued under the Purchase Plan at a weighted-average price of

$9.14 per share. At January 31, 2005, 4,566,382 shares were available for future issuance under the Purchase Plan.

Note 9 — Benefit Plans:

        The Company sponsors a 401(k) savings and investment plan which allows all employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 20% of eligible earnings subject to a required annual limit. The Company may make discretionary contributions to the 401(k) plan upon approval by the Board of Directors. In fiscal 2005, the Board of Directors approved a resolution to allow the Company to provide an employer match to the 401(k) plan. The employer match will be made on a semi-annual basis and the maximum contribution will be $500 per eligible employee at each semi-annual period ending on July 31 and January 31. The participant must be employed by the Company on the last day of the semi-annual period to qualify for the match. Each semi-annual period will be treated separately, in which a participant must contribute at least $500 per semi-annual period to be eligible to receive a matching contribution. During fiscal 2005, the Company made $0.4 million of matching contributions to employees. As of January 31, 2005, the 401(k) plan offers a variety of 17 investment alternatives, representing different asset classes. Employees may not invest in the Company's common stock through the 401(k) plan.

        Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company's severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee's employment, is reflected in the Company's balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other noncurrent assets. The severance pay expenses for the years ended January 31, 2005, 2004 and 2003 were $3.0 million, $2.1 million and $1.2 million, respectively. The severance pay detail is as follows (in thousands):

	Years Ended January 31,
	2005	2004	2003
Accrued severance	$11,196	$9,189	$5,063
Less amount funded	8,480	6,896	3,782

Unfunded portion, net accrued severance pay	$2,716	$2,293	$1,281

Note 10 — Income Taxes:

        The provision for income taxes consists of the following (in thousands):

	Years Ended January 31,
	2005	2004	2003
Current income tax expense:
Federal	$4,295	$5,074	$1,606
State	7	6	2
Foreign	27,963	13,939	10,648

Total current income tax expense	32,265	19,019	12,256

Deferred income tax expense (benefit):
Federal	194	(1,442)	(4,479)
State	(1,101)	172	46
Foreign	(3,515)	93	701

Total deferred income tax expense (benefit)	(4,422)	(1,177)	(3,732)

Total provision for income taxes	$27,843	$17,842	$8,524

        Deferred tax assets (liabilities) consist of the following (in thousands):

	As of January 31,
	2005	2004	2003
Deferred tax assets:
Research and development credits	$52,884	$23,584	$11,050
California investment credits	2,012	1,290	158
Reserves and accruals	12,339	6,390	8,916
Depreciation and facilities charges	—	4,176	3,945
Net operating losses	15,160	3,616	—

Gross deferred tax assets	82,395	39,056	24,069
Valuation allowance	(57,815)	(24,716)	(11,050)

Total deferred tax assets	24,580	14,340	13,019
Total deferred tax liabilities	(5,962)	(144)	—

Net deferred tax assets	$18,618	$14,196	$13,019

        The non-current portion of the Deferred Tax Assets as of January 31, 2005 and 2004 was $5,825 and $7,649, respectively, and are included with the Other Noncurrent Assets.

        Reconciliation of the statutory federal income tax to the Company's effective tax:

	Years Ended January 31,
	2005	2004	2003
Provision (benefit) at federal statutory rate	34.0%	34.0%	(34.0)%
Non-deductible stock-based compensation	2.4	2.7	4.0
Difference in U.S. and non-U.S. taxes	(19.7)	(5.6)	44.4
State taxes, net of federal benefit	(0.6)	0.3	0.1
General business credits	—	(3.3)	(1.2)
Other	0.3	0.1	0.1

Effective tax rate	16.4%	28.2%	13.4%

        The U.S. and non-U.S. components of income (loss) before income taxes are (in thousands):

	Years Ended January 31,
	2005	2004	2003
U.S. operations	$5,187	$3,309	$(15,287)
Non-U.S. operations	164,317	60,043	(48,363)

	$169,504	$63,352	$(63,650)

        As of January 31, 2005, the Company had net operating loss carryforwards available to offset future taxable income of approximately $7.9 million, $34.2 million and $6.1 million for foreign, U.S. Federal and State of California purposes, respectively. The foreign losses will carryforward without a time limit. The Federal carryforwards will begin to expire in 2019, and the California carryforwards will begin to expire in 2008, if not utilized before these dates. Additionally, the Company has Federal research tax credit carryforwards for U.S. Federal income tax return purposes of approximately $23.6 million that expire through 2025. As of January 31, 2005, the Company has unused California research tax credits of approximately $29.3 million that will carry forward indefinitely until utilized.

        A valuation allowance has been provided for these pre-acquisition net operating losses of certain acquired companies and for certain research and tax credit carryforwards. SFAS 109 requires that a valuation allowance be established when after considering both positive and negative evidence as well as tax planning strategies and future taxable income that is more likely than not that all or a portion of deferred tax assets will not be realized. When benefits of $4.2 million related to pre-acquisition periods of businesses acquired by the Company are realized, an adjustment will be made to goodwill, intangible assets and fixed assets. Any balance in excess of this will result in an extraordinary gain. Recognition of other tax benefits will reduce the income tax payable when realized.

        As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company's business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate.

        The Company has an undertaking from the government of Bermuda that it will not be subject to tax on its income and capital gains in Bermuda until March 28, 2016.

        Effective July 1, 1999, the Company's Singapore operations have been granted Pioneer Status for a term of eight years, which reduces the amount of Singapore taxes the Company is required to pay on certain qualifying non-investment income. The Singapore Economic Development Board on September 27, 2004 agreed to extend the term to 10 years. As a result, the Company anticipates that a significant portion of the income it earns in Singapore during this period will be exempt from Singapore income tax. The Company is required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If the Company's Pioneer Status is terminated early, its financial results could be harmed. In addition, on October 1, 2004, the Economic Development Board of Singapore agreed to grant the Company's Singapore subsidiary a Development and Expansion Incentive for a term of 5 years, commencing July 1, 2004, under which a portion of the income of the subsidiary which does not qualify for Pioneer Status will be taxed at a reduced rate of 10%. The Company agreed to maintain Singapore as its Asia Pacific headquarters and to meet several requirements relating to headcount, production activities and spending.

        The Company acquired MSIL on January 21, 2001 and RADLAN on June 27, 2003. MSIL's and RADLAN's Israeli operations have been granted Approved Enterprise Status by the Israeli government under the Law for the Encouragement of Capital Investments, 1959 (the "Investment Law"). The Approved Enterprise Status provides a tax holiday on undistributed income derived from operations within certain "development regions" in Israel. This tax holiday is conditional upon the Company continuing to meet specified conditions stipulated by the Investment Law. The primary condition is a requirement to make a minimum amount of investments in fixed assets in Israel.

        On August 26, 2003, the Internal Revenue Service (IRS) began an income tax audit of Marvell Semiconductor, Inc. (MSI), the main U.S. subsidiary of Marvell Technology Group Ltd., for the fiscal years ended January 31, 2003, 2002 and 2001. The audit was completed in fiscal 2005 with no material adverse impact on the Company's consolidated financial position or results of operations.

Note 11 — Commitments and Contingencies:

  Lease Commitments

        The Company leases some of its facilities under noncancelable operating leases and leases certain property and equipment under capital leases. Future minimum lease payments under the operating and capital leases as of January 31, 2005 are presented in the following table (in thousands):

Fiscal Year:	Operating Leases	Sublease Income	Net Operating Leases	Capital Leases
2006	$11,970	$(570)	$11,400	$14,023
2007	5,500	(518)	4,982	7,307
2008	4,362	(579)	3,783	2,798
2009	3,685	(621)	3,064	2,002
2010	3,118	(652)	2,466	—
Thereafter	7,378	(624)	6,754	—

Total future minimum lease payments	$36,013	$(3,564)	$32,449	26,130

Less: amount representing interest				(1,336)

Present value of future minimum lease payments				24,794
Less: current portion				(13,204)

Long-term lease obligations				$11,590

        Rent expense on the operating leases for the years ended January 31, 2005, 2004 and 2003 was approximately $8.8 million, $7.6 million and $6.2 million, respectively.

        In October 2001, the Company entered into a lease agreement for a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease began on January 1, 2002 and continues through March 16, 2006. During the first quarter of fiscal 2003, the Company consolidated its three existing facilities in California into this new building. The lease on one of the existing facilities expired in February 2002, but the Company has ongoing, non-cancelable leases for the two other facilities. As a result, the Company recorded a facilities consolidation charge and subsequently obtained subleases for the two facilities (see Note 6). The future minimum lease payments at January 31, 2005 for the two unoccupied facilities net of sublease income aggregated $5.1 million and are included in the above lease commitment table.

  Purchase Commitments

        The Company's manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but requires repayment of all expenses incurred through the date of cancellation. As of January 31, 2005, foundries had incurred approximately $65.6 million of manufacturing expenses on the Company's outstanding purchase orders. As of January 31, 2005, the Company also had approximately $38.3 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

  Contingencies

        On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company's initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received "excessive" and undisclosed commissions and entered into unlawful "tie-in" agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company's IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys' and experts' fees. These two actions relating to the Company's IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. A consolidated amended class action complaint against the Company and its two officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and the Company as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed without prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs' success against non-settling parties. The Company's board of directors has approved the proposed settlement, which will result in the plaintiffs' dismissing the case against the Company and granting releases that extend to all of its officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed "bar order". The court ruled that it had no authority to deviate from the wording of the Plaintiff's Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). The court scheduled a further conference for April 13, 2005, for the purposes of (a) making a final determination as to the form, substance and program of class notice, and (b) scheduling a Rule 23 public hearing on the fairness of the proposed settlement. The Company believes that the claims asserted are without merit and intends to defend these claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business, results of operations, financial condition or cash flows.

        On September 12, 2001, Jasmine Networks, Inc. ("Jasmine") filed a lawsuit in the Santa Clara County Superior Court asserting claims against Company personnel and the Company for improperly obtaining and using information and technologies during the course of the negotiations with Company personnel regarding the potential acquisition of certain Jasmine assets by the Company. The lawsuit claims that Company officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and it are without merit and the Company intends to defend all claims vigorously. The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management's attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this contingency.

        On March 11, 2004, Trinity Technologies, Inc. ("Trinity") filed a lawsuit against the Company's subsidiary, Marvell Semiconductor, Inc. ("MSI"), in the Superior Court of California, alleging violations of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990, as well as breach of contract, breach of the implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as costs and attorneys' fees. By order entered January 25, 2005, the court granted our motion for summary adjudication and dismissed one claim for violation of a statute, in which plaintiff sought damages exceeding $12 million. Plaintiff failed to amend the claim within the period permitted by the court. Discovery is proceeding. The Company believes the claims are without merit and intends to defend against all claims vigorously. The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management's attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

        On October 7, 2004, Realtek Semiconductor Corporation ("Realtek") filed a lawsuit against the Company and its subsidiary MSI in the U.S. District Court for the Northern District of California, alleging that the Company infringes certain patented technology proprietary to Realtek. In addition, Realtek filed a similar lawsuit in Taiwan against the same parties, the Company's Taiwan subsidiary, Marvell Taiwan Ltd., and also naming an officer of the Company. The complaints seek a permanent injunction against the Company as well as the recovery of monetary damages. The Company believes the claims are without merit and intends to defend against all claims vigorously. The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management's attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

        The Company is also party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, the Company does not believe that these matters will result in the payment of monetary damages, net of any applicable insurance proceeds that, in the aggregate, would be material in relation to the Company's consolidated financial position or results of operations. There can be no assurance that these matters will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations or cash flows, or without requiring royalty payments in the future, which may adversely impact gross margins.

  Indemnities, Commitments and Guarantees

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company's customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Bermuda. In addition, the Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Note 12 — Segment and Geographic Information:

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one reportable segment — the design, development and sale of integrated circuits.

        The fact that the Company operates in only one reportable segment is based on the following factors. The Company uses a highly integrated approach in developing its products in that discrete technologies developed by the Company are frequently integrated across many of its products. Also, the Chief Operating Decision Maker makes financial decisions for the Company based on the consolidated financial performance and not necessarily based on any discrete financial information. The sale of integrated circuits represents the only material source of revenue for the Company. Finally, substantially all of the Company's integrated circuits are manufactured under similar manufacturing processes.

        The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

        The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Years Ended January 31,
Net Revenue:
	2005	2004	2003
China	$169,490	$90,088	$26,478
Japan	179,180	111,512	49,025
Korea	153,575	101,635	33,337
Malaysia	312,009	193,296	80,008
Philippines	59,650	59,930	79,029
Singapore	86,787	70,900	104,347
Taiwan	142,535	90,237	59,034
United States	70,736	61,285	45,859
Others	50,618	40,879	28,168

	$1,224,580	$819,762	$505,285

	As of January 31,
Long-lived Assets:
	2005	2004
Bermuda	$36,083	$17,654
Israel	16,865	21,547
United States	115,437	114,063
Others	10,078	2,623

	$178,463	$155,887

        The following table presents net revenue for groups of similar products (in thousands):

	Years Ended January 31,
Net Revenue:
	2005	2004	2003
Storage products	$763,004	$447,676	$280,043
Communications products	461,576	372,086	225,242

	$1,224,580	$819,762	$505,285

Note 13 — Related Party Transactions:

        During fiscal 2005 and 2004, the Company incurred approximately $0.6 million and $0.4 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. ("ACM") for charter aircraft services provided to MSI. The aircraft provided by ACM to the Company for such services is owned by Estopia Air LLC ("Estopia Air"). The Company's President and Chief Executive Officer, Dr. Sehat Sutardja, Ph.D, and Executive Vice President, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The $0.6 million and $0.4 million of expenses were the result of the Company's use of the aircraft for business travel purposes.

        On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd. ("MAPL"), entered into a development agreement with MagnetoX ("MagnetoX"). Although no revenue has been recognized yet, the Company expects to recognize $1.0 million of revenue from the development agreement. Herbert Chang, one of the Company's directors, is a shareholder of MagnetoX. Estopia Air is also a shareholder of MagnetoX. Dr. Sehat Sutardja, Ph.D., the Company's Chairman, President and Chief Executive Officer and Weili Dai, the Company's Director, Secretary and Executive Vice President, through their ownership and control of Estopia Air, are indirect shareholders of MagnetoX.

        In October 2001, the Company entered into a lease agreement with a privately-held design technology firm for certain computer-aided design software. One of the officers of the design technology firm is the brother of an officer and director of the Company and is also a shareholder of the Company. The design technology firm was acquired by Cadence Design Systems in December 2001 and the lease agreement was subsequently amended in June 2002. Total principal, interest and maintenance payments over the 3 1/2-year term of the lease will be $20.7 million. The remaining lease payments of $3.1 million as of January 31, 2005 are included in the capital lease commitment table in Note 11 to the Consolidated Financial Statements.

Note 14 — Subsequent Event:

        On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on July 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of 18 months beginning on April 15, 2005.

Supplementary Data (Unaudited)

        The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2005. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in "Additional Factors That May Affect Future Results."

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$269,577	$297,154	$317,583	$340,266
Gross profit	141,741	156,249	167,323	177,510
Net income	14,497	28,624	43,595	54,945
Net income per share:
Basic	$0.05	$0.11	$0.16	$0.20
Diluted	$0.05	$0.10	$0.15	$0.18
	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$168,283	$192,854	$215,331	$243,294
Gross profit	92,170	103,910	114,494	126,982
Net income	4,357	9,422	11,956	19,775
Net income per share:
Basic	$0.02	$0.04	$0.05	$0.08
Diluted	$0.02	$0.03	$0.04	$0.07

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2005.

        The information required to be furnished pursuant to this item is set forth under the caption "Report of Management on Internal Control Over Financial Reporting" in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item with respect to our executive officers is incorporated by reference from the information set forth under the caption "Management" in our 2005 Proxy Statement. The remaining information required by Items 401 and 405 of Regulation S-K is incorporated by reference from the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement in connection with our 2005 Annual General Meeting of Shareholders (the "2005 Proxy Statement") which will be filed with the Securities and Exchange Commission no later than 120 days after January 29, 2005.

        We have adopted a code of ethics that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial and accounting officer), Corporate Controller and any person performing similar functions) and employees. The Code of Ethics is available on our web site www.marvell.com. We will disclose on our web site amendments to, or waivers from, our Code of Ethics applicable to our directors and executive officers, including our Chief Executive Officer, our Chief Financial Officer (our principal financial and accounting officer), in accordance with applicable laws and regulations.

        The information required by this item concerning our audit committee and audit committee financial expert is set forth in the section titled "Board of Directors and Committees of the Board," in our 2005 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K is incorporated by reference from the information set forth under the caption "Executive Compensation," "Board of Directors and Committees of the Board" and "Executive Compensation Committee Interlocks and Insider Participation" in our 2005 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information required by Item 403 of Regulation S-K is incorporated by reference from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2005 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

        The following information provides certain information with respect to all of our equity compensation plans in effect as of January 31, 2005

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column(a)(c)
Equity compensation plans approved by security holders(1)	49,742,245	$13.79	32,076,374	(2)
Equity compensation plans not approved by security holders(3)	489,357	$0.25	—

Total	50,231,602	$13.66	32,076,374

(1)
Includes the 1995 Stock Option Plan, the 1997 Directors' Stock Option Plan, the 2000 Employee Stock Purchase Plan and shares of Common Stock reserved for issuance under option plans we assumed in connection with our acquisition of Galileo Technology Ltd. No further options will be awarded under the Galileo option plans.

(2)
The number of shares reserved for grant under the 1995 Stock Option Plan (the "1995 Plan") is subject to an annual increase in shares reserved for issuance equal to the lesser of (a) 20,000,000 shares, (b) 5.0% of the outstanding shares of capital stock on such date, or (c) an amount of shares determined by our board of directors. The number of shares reserved for issuance under the 2000 Employee Stock Purchase Plan (the "Purchase Plan") includes an annual increase in shares reserved for issuance equal to the lesser of (a) 4,000,000 shares or (b) 1.5% of the outstanding shares of capital stock of the Company. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 1995 Plan.

(3)
Consists of 227,425 shares of Common Stock reserved for issuance under options granted by the Company to former option holders of SysKonnect GmbH in connection with our acquisition of SysKonnect GmbH, 226,536 shares of Common Stock reserved for issuance under options granted by the Company to former option holders of RADLAN Computer Communications Ltd. in connection with our acquisition of RADLAN Computer Communications Ltd. and 35,396 shares of Common Stock reserved for issuance under options granted by the Company to former option holders of Asica, Inc. in connection with our acquisition of Asica, Inc.

Item 13.    Certain Relationships and Related Transactions

        The information required by Item 404 of Regulation S-K is incorporated by reference from the information set forth under the caption "Related Party Transactions" in our 2005 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 9(e) of Schedule 14A is incorporated by reference from the information set forth under the caption "Information Concerning Independent Registered Public Accounting Firm" in our 2005 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Financial Statements:

  2.
  Financial Statement Schedules:

        Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

  3.
  Exhibits.

        See Item 15(b) below.

  (b)
  Index to Exhibits

Exhibit No.	Description
3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant's Definitive Proxy Statement, as filed on May 21, 2001
4.1	Specimen common stock certificate of the registrant, incorporated by reference to Exhibit 4.1 of the registrant's registration statement on Form S-1/A (file no. 333-33086),as filed on May 5, 2000
10.1#	1997 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant's registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
10.2#
Galileo Technology Ltd. 1997 Employees' Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant's annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.3#
Galileo Technology Ltd. 1997 GTI Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant's annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.4	Investors Rights Agreement dated September 10, 1999,incorporated by reference to Exhibit 10.6 of the registrant's registration statement on Form S-1 (file no.333-33086), as filed on March 23, 2000

10.5
Wafer Purchase Agreement by and between Marvell Technology Group Ltd. and Taiwan Semiconductor Manufacturing Corporation dated June 30, 1997, incorporated by reference to Exhibit 10.7 of the registrant's registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000
10.6*
Master Development, Purchasing and License Agreement between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.8 of the registrant's registration statement on Form S-1/A (file no.333-33086), as filed on June 23, 2000
10.7
Lease Agreement dated June 1, 2000 by and between Marvell Semiconductor, Inc. and 525 Almanor LLC, incorporated by reference to Exhibit 10.9 of the registrant's quarterly report on Form 10-Q for the period ended July 29, 2000 as filed on September 12, 2000
10.8
Lease Agreement dated June 30, 2000 by and between Galileo Technology Ltd. and Zanker Development Co., incorporated by reference to Exhibit 10.12 of the registrant's annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.9*
Technology License Agreement dated April 23, 2001 by and between Marvel International Limited and ARM Limited, incorporated by reference to Exhibit 10.13 of the registrant's quarterly report on Form 10-Q for the period ended April 28, 2001 as filed on June 12, 2001
10.10*
Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.14 of the registrant's quarterly report on Form 10-Q for the period ended July 28, 2001 as filed on September 12, 2001
10.11
Lease Agreement dated October 19, 2001 by and between Marvell Semiconductor, Inc. and Yahoo! Inc., incorporated by reference to Exhibit 10.15 of the registrant's quarterly report on Form 10-Q for the period ended October 27, 2001 as filed on December 7, 2001
10.12*
Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant's quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002
10.13*
Amendment Number 3 to Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.17 of the registrant's quarterly report on Form 10-Q for the period ended November 2, 2002 as filed on December 17, 2002
10.14*
Volume Supply Requirements Agreement dated as of December 2,2002, by and among Marvell Asia Pte Ltd. and Seagate Technology LLC incorporated by reference to Exhibit 10.18 of the registrant's annual report on Form 10-K for the year ended February 1, 2003 as filed on May 2, 2003
10.15#	Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant's quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003
10.16#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 of the registrant's quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003

10.17
Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated August 18, 2003, incorporated by reference to Exhibit 10.21 of the registrant's quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
10.18
First Amendment to Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated October 15, 2003, incorporated by reference to Exhibit 10.22 of the registrant's quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
10.19
Second Amendment to Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated October 22, 2003, incorporated by reference to Exhibit 10.23 of the registrant's quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 114 of this report)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

#
Denotes an executive or director compensation plan or arrangement.

*
Certain portions of this exhibit have been omitted pursuant to request for confidential treatment granted by the Securities and Exchange Commission.

~
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(c)
Financial Statements Required by Regulation S-X which are excluded from the annual report to Shareholders by Rule 14a-3(b).

        Not applicable.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, California, on April 14, 2005.

MARVELL TECHNOLOGY GROUP LTD.
By:	/s/ DR. SEHAT SUTARDJA Dr. Sehat Sutardja President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Sehat Sutardja and George Hervey, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or substitute, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ SEHAT SUTARDJA Dr. Sehat Sutardja	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 14, 2005
/s/ GEORGE HERVEY George Hervey	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2005
/s/ WEILI DAI Weili Dai	Executive Vice President, Secretary and Director	April 14, 2005
/s/ PANTAS SUTARDJA Dr. Pantas Sutardja	Chief Technology Officer	April 14, 2005
/s/ HERBERT CHANG Herbert Chang	Director	April 14, 2005
/s/ JOHN M. CIOFFI Dr. John M. Cioffi	Director	April 14, 2005
/s/ PAUL R. GRAY Dr. Paul R. Gray	Director	April 14, 2005
/s/ DOUGLAS KING Douglas King	Director	April 14, 2005
/s/ RON VERDOORN Ron Verdoorn	Director	April 14, 2005

INDEX TO EXHIBITS

Exhibit No	Description
3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant's Definitive Proxy Statement, as filed on May 21, 2001
4.1	Specimen common stock certificate of the registrant, incorporated by reference to Exhibit 4.1 of the registrant's registration statement on Form S-1/A (file no. 333-33086),as filed on May 5, 2000
10.1#	1997 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant's registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
10.2#
Galileo Technology Ltd. 1997 Employees' Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant's annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.3#
Galileo Technology Ltd. 1997 GTI Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant's annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.4	Investors Rights Agreement dated September 10, 1999, incorporated by reference to Exhibit 10.6 of the registrant's registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
10.5
Wafer Purchase Agreement by and between Marvell Technology Group Ltd. and Taiwan Semiconductor Manufacturing Corporation dated June 30, 1997, incorporated by reference to Exhibit 10.7 of the registrant's registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000
10.6*
Master Development, Purchasing and License Agreement between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.8 of the registrant's registration statement on Form S-1/A (file no. 333-33086), as filed on June 23, 2000
10.7
Lease Agreement dated June 1, 2000 by and between Marvell Semiconductor, Inc. and 525 Almanor LLC, incorporated by reference to Exhibit 10.9 of the registrant's quarterly report on Form 10-Q for the period ended July 29, 2000 as filed on September 12, 2000
10.8
Lease Agreement dated June 30, 2000 by and between Galileo Technology Ltd. and Zanker Development Co., incorporated by reference to Exhibit 10.12 of the registrant's annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.9*
Technology License Agreement dated April 23, 2001 by and between Marvel International Limited and ARM Limited, incorporated by reference to Exhibit 10.13 of the registrant's quarterly report on Form 10-Q for the period ended April 28, 2001 as filed on June 12, 2001
10.10*
Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.14 of the registrant's quarterly report on Form 10-Q for the period ended July 28, 2001 as filed on September 12, 2001

10.11
Lease Agreement dated October 19, 2001 by and between Marvell Semiconductor, Inc. and Yahoo! Inc., incorporated by reference to Exhibit 10.15 of the registrant's quarterly report on Form 10-Q for the period ended October 27, 2001 as filed on December 7, 2001
10.12*
Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant's quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002
10.13*
Amendment Number 3 to Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.17 of the registrant's quarterly report on Form 10-Q for the period ended November 2, 2002 as filed on December 17, 2002
10.14*
Volume Supply Requirements Agreement dated as of December 2,2002, by and among Marvell Asia Pte Ltd. and Seagate Technology LLC incorporated by reference to Exhibit 10.18 of the registrant's annual report on Form 10-K for the year ended February 1, 2003 as filed on May 2, 2003
10.15#	Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant's quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003
10.16#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 of the registrant's quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003
10.17
Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated August 18, 2003, incorporated by reference to Exhibit 10.21 of the registrant's quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
10.18
First Amendment to Purchase and Sale Agreement dated October15, 2003, incorporated by reference to Exhibit 10.22 of the registrant's quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
10.19
Second Amendment to Purchase and Sale Agreement dated October 22, 2003, incorporated by reference to Exhibit 10.23 of the registrant's quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 114 of this report)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

#
Denotes an executive or director compensation plan or arrangement.

*
Certain portions of this exhibit have been omitted pursuant to request for confidential treatment granted by the Securities and Exchange Commission.

~
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

QuickLinks

TABLE OF CONTENTS
MARVELL TECHNOLOGY GROUP LTD. Forward-Looking Statements
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
MARVELL TECHNOLOGY GROUP LTD. CONSOLIDATED BALANCE SHEETS
MARVELL TECHNOLOGY GROUP LTD. CONSOLIDATED STATEMENTS OF OPERATIONS
MARVELL TECHNOLOGY GROUP LTD. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
MARVELL TECHNOLOGY GROUP LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS
MARVELL TECHNOLOGY GROUP LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS