Form 10-Q
period 2005-04-30
MARVELL TECHNOLOGY GROUP LTD
filed 2005-06-09
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

or

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

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at May 31, 2005
Common stock, $0.002 par value	280,291,001

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Condensed Consolidated Balance Sheets at April 30, 2005 and January 31, 2005

Unaudited Condensed Consolidated Statements of Operations for the three months ended April 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	April 30, 2005	January 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$182,976	$166,471
Short-term investments	543,795	493,543
Accounts receivable, net of allowances of $2,892 and $3,132	205,143	200,954
Inventories	113,225	128,889
Prepaid expenses and other current assets	51,706	15,144
Deferred income taxes	12,793	12,793
Total current assets	1,109,638	1,017,794
Property and equipment, net	188,548	161,770
Goodwill	1,480,225	1,480,225
Acquired intangible assets	60,652	80,411
Other noncurrent assets	53,679	48,762
Total assets	$2,892,742	$2,788,962

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$122,300	$129,728
Accrued liabilities	20,732	20,604
Accrued employee compensation	31,776	32,136
Income taxes payable	2,418	3,195
Deferred income	18,513	15,938
Current portion of capital lease obligations	16,309	13,204
Total current liabilities	212,048	214,805
Capital lease obligations, net of current portion	24,836	11,590
Non-current income taxes payable	55,511	46,648
Other long-term liabilities	19,124	18,489
Total liabilities	311,519	291,532
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.002 par value; 492,000 shares authorized; 279,553 and 277,602 shares issued and outstanding	559	555
Additional paid-in capital	3,055,315	3,035,200
Deferred stock-based compensation	(2,528)	(3,400)
Accumulated other comprehensive loss	(2,537)	(1,807)
Accumulated deficit	(469,586)	(533,118)
Total shareholders’ equity	2,581,223	2,497,430
Total liabilities and shareholders’ equity	$2,892,742	$2,788,962

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2005	2004
Net revenue	$364,770	$269,577
Operating costs and expenses:
Cost of goods sold (1)	175,244	127,836
Research and development (1)	71,898	63,272
Selling and marketing (1)	20,989	18,701
General and administrative (1)	6,738	6,837
Amortization of stock-based compensation	871	1,388
Amortization and write-off of acquired intangible assets and other	19,759	33,258
Total operating costs and expenses	295,499	251,292
Operating income	69,271	18,285
Interest and other income, net	3,612	1,672
Income before income taxes	72,883	19,957
Provision for income taxes	9,351	5,460
Net income	$63,532	$14,497
Net income per share:
Basic	$0.23	$0.05
Diluted	$0.20	$0.05
Weighted average shares:
Basic	278,793	264,478
Diluted	310,736	293,174

(1)	Excludes amortization of stock-based compensation as follows:

	Cost of goods sold	$7	$31
	Research and development	511	820
	Selling and marketing	214	217
	General and administrative	139	320
		$871	$1,388

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net income	$63,532	$14,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,431	9,373
Amortization of stock-based compensation	871	1,388
Amortization and write-off of acquired intangible assets	19,759	19,758
Changes in assets and liabilities:
Accounts receivable	(4,189)	(14,940)
Inventories	15,664	(16,233)
Prepaid expenses and other assets	(43,800)	647
Accounts payable	(7,428)	(14,759)
Accrued liabilities and other	763	10,057
Accrued employee compensation	(360)	4,963
Income taxes payable	8,086	4,826
Deferred income	2,575	8,427
Net cash provided by operating activities	68,904	28,004
Cash flows from investing activities:
Purchases of short-term investments	(99,018)	(119,185)
Sales and maturities of short-term investments	48,051	43,284
Purchases of property and equipment	(18,395)	(7,117)
Purchases of technology licenses and other	—	(837)
Net cash used in investing activities	(69,362)	(83,855)
Cash flows from financing activities:
Proceeds from the issuance of common stock	20,119	19,349
Principal payments on capital lease obligations	(3,156)	(2,539)
Net cash provided by financing activities	16,963	16,810
Net increase (decrease) in cash and cash equivalents	16,505	(39,041)
Cash and cash equivalents at beginning of period	166,471	173,969
Cash and cash equivalents at end of period	$182,976	$134,928

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

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2006 and 2005 are comprised of 52-weeks. For presentation purposes only, the financial statements and notes refer to January 31 as the Company’s year-end and April 30, July 31 and October 31 as the Company’s quarter-ends.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position as of April 30, 2005, the results of its operations for the three months ended April 30, 2005 and 2004, and its cash flows for the three months ended April 30, 2005 and 2004. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005. The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

In arrangements that include a combination of hardware and software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, the Company follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” In these situations, the Company accounts for the entire arrangement as a sale of software and software-related items and follows the revenue recognition criteria in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations. Arrangements meeting the criteria are not material to the Company’s condensed consolidated financial statements.

The provisions of EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” apply to sales arrangements with multiple arrangements that include a combination of hardware, software and/or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Undelivered elements typically are software warranty and maintenance services.

Inventories

Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Warranty accrual

The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The Company’s products typically carry a standard 90-day warranty with certain exceptions in which the warranty period can range from one to four years. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product.

Stock-based compensation

The Company’s employee stock based compensation is accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting periods of the individual awards consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”). Application of FIN 28 to awards that vest progressively over five years results in amortization of approximately 46% of the compensation in the first 12 months of vesting, 26% of the compensation in the second 12 months of vesting, 15% of the compensation in the third 12 months of vesting, 9% of the compensation in the fourth 12 months of vesting and 4% of the compensation in the fifth 12 months of vesting. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18 (“EITF 96-18”), Accounting for Equity Instruments that are Offered to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value using the Black-Scholes valuation method. The fair value of each non-employee stock award is remeasured at each period end until a commitment date is reached, which is generally the vesting date. The Company accounts for employee and director stock options in accordance with APB 25 and complies with the disclosure provisions of SFAS 123.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are pro forma statements of operations data of the Company giving effect to the valuation of stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25.

	Three Months Ended April 30,
	2005	2004
Net income:
As reported	$63,532	$14,497
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effects	871	1,388
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(33,581)	(36,562)
Pro forma	$30,822	$(20,677)
Basic net income (loss) per share:
As reported	$0.23	$0.05
Pro forma	$0.11	$(0.08)
Diluted net income (loss) per share:
As reported	$0.20	$0.05
Pro forma	$0.10	$(0.08)

Reclassifications

Certain amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. Supplemental Financial Information

Available-for-sale investments

The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

		April 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$77,016	$—	$(1,078)	$75,938
Auction rate securities	338,126	—	—	338,126
U.S. Federal, State, county and municipal debt securities	131,337	—	(1,606)	129,731
Short-term investments	$546,479	$—	$(2,684)	$543,795

		January 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$73,338	$1	$(925)	$72,414
Auction rate securities	298,101	—	—	298,101
U.S. Federal, State, county and municipal debt securities	124,073	3	(1,048)	123,028
Short-term investments	$495,512	$4	$(1,973)	$493,543

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at April 30, 2005 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,833	$28,661
Due between one and five years	179,520	177,008
Due over five years	338,126	338,126
	$546,479	$543,795

The Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of April 30, 2004 and for all prior periods presented. The reclassifications have no effect on previously disclosed net income (loss), shareholders’ equity or operating cash flows. The following table summarizes the cash and cash equivalent and short-term investment balances as previously reported and as reclassified as of the three months ended April 30, 2004 (in thousands):

	Cash and Cash Equivalents		Short-Term Investments
	As Reported	As Reclassified	As Reported	As Reclassified
Three months ended:
April 30, 2004	$245,875	$134,928	$175,537	$286,484

As a result of these changes, the Company reclassified the following line items in the Statements of Cash Flows for the three months ended April 30, 2004 (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Three months ended April 30, 2004:
Purchases of short-term investments	$(56,268)	$(119,185)
Sales and maturities of short-term investments	$40,884	$43,284
Net cash used in investing activities	$(23,338)	$(83,855)
Net increase (decrease) in cash and cash equivalents	$21,476	$(39,041)

Included in the Company’s available-for-sale investments are fixed income securities. As market yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are primarily due to changes in interest rates and bond yields. The Company does not believe any unrealized losses represent an other-than temporary impairment based on its evaluation of available evidence. The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2005 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$40,217	$(529)	$35,721	$(549)	$75,938	$(1,078)
U.S. Federal, State, county and municipal debt securities	83,744	(927)	45,987	(679)	129,731	(1,606)
Total temporarily impaired securities	$123,961	$(1,456)	$81,708	$(1,228)	$205,669	$(2,684)

Inventories

The components of inventory are presented in the following table (in thousands):

	April 30, 2005	January 31, 2005
Work-in-process	$58,931	$63,027
Finished goods	54,294	65,862
	$113,225	$128,889

Property and equipment

	April 30, 2005	January 31, 2005
Property and equipment (in thousands):
Machinery and equipment	$114,771	$105,237
Computer software	90,501	79,494
Furniture and fixtures	8,609	8,430
Leasehold improvements	11,652	11,354
Buildings	7,129	7,096
Land	51,500	51,500
Construction in progress	23,734	16,471
	307,896	279,582
Less: Accumulated depreciation and amortization	(119,348)	(117,812)
	$188,548	$161,770

Goodwill and purchased intangible assets

The carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of April 30, 2005			As of January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$394,715	$(334,196)	$60,519	$394,715	$(314,460)	$80,255
Trade name	100	(93)	7	100	(80)	20
Customer contracts	200	(74)	126	200	(64)	136
Total identified intangible assets	395,015	(334,363)	60,652	395,015	(314,604)	80,411
Goodwill	1,828,131	(347,906)	1,480,225	1,828,131	(347,906)	1,480,225
Total intangible assets	$2,223,146	$(682,269)	$1,540,877	$2,223,146	$(662,510)	$1,560,636

Identified intangible assets consist of purchased technology, trade name, and customer contracts and related relationships. Purchased technology and customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of five years. Trade name is amortized on a straight-line basis over its estimated useful life of two years. The aggregate amortization expense of identified intangible assets was $19.8 million in both of the first quarters of fiscal 2006 and 2005, respectively. The estimated total annual amortization expenses of acquired intangible assets is $57.8 million for the remaining nine months of fiscal 2006, $1.2 million for both fiscal 2007 and 2008 and $0.5 million for fiscal 2009.

In the first quarter of fiscal 2005, the Company entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, the Company agreed to make a one-time payment of $13.5 million, which was included in amortization and write-off of acquired intangible assets and other.

Other long-term liabilities

The following table presents details of other long-term liabilities (in thousands):

	April 30, 2005	January 31, 2005

Long-term facilities consolidation charge	$3,606	$3,793
Accrued severance	12,306	11,196
Other	3,212	3,500
	$19,124	$18,489

Warranty accrual

The following table presents changes in the warranty accrual during the three months ended April 30, 2005 and 2004, (in thousands):

	April 30, 2005	April 30, 2004
Warranty accrual (included in accrued liabilities):
Beginning balance	$1,571	$812
Warranties issued	1,044	322
Settlements	(196)	(405)
Ending balance	$2,419	$729

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

	Three Months Ended April 30,
	2005	2004
Numerator:
Net income	$63,532	$14,497
Denominator:
Weighted average shares of common stock outstanding	278,793	264,557
Less: unvested common shares subject to repurchase	—	(79)
Weighted average shares — basic	278,793	264,478
Effect of dilutive securities-
Unvested common shares subject to repurchase	—	79
Warrants	803	638
Contingently issuable shares	409	1,023
Common stock options and other	30,731	26,956
Weighted average shares — diluted	310,736	293,174
Basic net income per share	$0.23	$0.05
Diluted net income per share	$0.20	$0.05

Options to purchase 256,143 common shares at a weighted average exercise price of $39.14 have been excluded from the computation of diluted net income per share for the three months ended April 30, 2005 because their exercise prices were greater than the average market price of the common shares for the period. Options to purchase 870,322 common shares at a weighted average exercise price of $27.16 have been excluded from the computation of diluted net income per share for the three months ended April 30, 2004 because their exercise prices were greater than the average market price of the common shares for the period.

Comprehensive income

The components of comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended April 30,
	2005	2004
Net income	$63,532	$14,497
Other comprehensive loss:
Unrealized loss on available-for-sale investments and other, net of tax	(730)	(1,702)
Total comprehensive income	$62,802	$12,795

Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

3. Acquisitions

On June 27, 2003, the Company completed the acquisition of RADLAN Computer Communications Ltd. (RADLAN). Upon the closing, the Company issued a total of 2,635,284 shares of common stock (valued at $24.0 million) and assumed 313,926 vested options (valued at $2.9 million). In addition, the Company issued warrants to purchase 1,086,366 shares of its common stock at an exercise price of $9.21 per share (valued at $7.5 million). On October 6, 2003, the Company issued an additional 2,325,582 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 1,023,256 shares of the Company’s common stock were reserved for future issuance over a one-year period to former RADLAN shareholders, which was dependent upon the Company’s revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of April 30, 2005, all 1,023,256 shares reserved for future issuance to former RADLAN shareholders were earned based on our achievement of revenues from certain products during fiscal 2005. Certificates for 614,624 shares earned through August 1, 2004 were issued on December 28, 2004. The remaining 408,632 shares earned subsequent to August 1, 2004 will be issued no later than June 27, 2005.

4. Facilities Consolidation Charge

During fiscal 2003, the Company recorded a $19.6 million charge associated with costs of consolidation of its facilities. These charges included $12.6 million in lease abandonment charges relating to the consolidation of its three facilities in California into one location. The lease abandonment charge included the remaining lease commitments for these facilities reduced by the estimated sublease income throughout the duration of the lease term. The Company incurred charges of $1.0 million during the quarter ended April 30, 2002, as a result of duplicate lease and other costs associated with the dual occupation of its current and abandoned facilities. The facilities consolidation charge also included $6.0 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities, which reduced the carrying amount of the impaired assets. During the quarter ended July 31, 2003, the Company subleased the abandoned facilities. Actual sublease income approximated the estimated sublease income.

As of April 30, 2005, cash payments of $9.0 million, net of sublease income, had been made in connection with these charges relating to the consolidation of the Company’s facilities in California. Approximately $4.5 million is accrued for this facilities consolidation charge as of April 30, 2005, of which $0.9 million is the current portion included in accrued liabilities, while the long-term portion, totaling $3.6 million, is payable through 2010 and is included in other long-term liabilities.

A summary of the facilities consolidation accrual related to the fiscal 2003 charge during the three months ended April 30, 2005 is as follows (in thousands):

	Balance at January 31, 2005	Net Cash Payments	Non-Cash Charges	Remaining Liability at April 30, 2005
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$5,053	$(570)	$—	$4,483

During the third quarter of fiscal 2005, the Company recorded a facility consolidation charge of $2.4 million relating to costs associated with consolidating and relocating operations in Israel. The charges included $2.3 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities, which reduced the carrying amount of the impaired assets, and $0.1 million of remaining lease commitments for these facilities.

5. Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for the Company’s consolidated financial statements is its quarter ended April 30, 2006.

Upon adoption, this statement will have a significant impact on the Company’s consolidated financial statements because the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within the footnotes as is the Company’s current practice (see Note 1). The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

 In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 includes interpretive guidance for the initial implementation of FAS 123R. The Company will apply the principles of SAB 107 in conjunction with its adoption of FAS 123R.

6. Commitments and Contingencies

Purchase Commitments

The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but requires repayment of all expenses incurred through the date of cancellation. As of April 30, 2005, foundries had incurred approximately $70.5 million of manufacturing expenses on the Company’s outstanding purchase orders. As of April 30, 2005, the Company also had approximately $43.4 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and half years beginning on July 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of April 30, 2005, payments totaling $37.0 million (paid in the first quarter of fiscal 2006 and included in prepaid expenses and other current assets) have been made. As of April 30, 2005, remaining commitments under the agreement were approximately $137.2 million.

Contingencies

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. A consolidated amended class action complaint against the Company and its two officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and the Company as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed without prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. The Company’s board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against the Company and granting releases that extend to all of its officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Plaintiff’s Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order. The court has tentatively set a public hearing on the fairness of the proposed settlement for January 9, 2006. The Company believes that the claims asserted are without merit and intends to defend these claims vigorously. Based on currently available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business, results of operations, financial condition or cash flows.

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

On March 11, 2004, Trinity Technologies, Inc. (“Trinity”) filed a lawsuit against the Company’s subsidiary, Marvell Semiconductor, Inc. (“MSI”), in the Superior Court of California, alleging violations of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990, as well as breach of contract, breach of the implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as costs and attorneys’ fees. By order entered January 25, 2005, the court granted the Company’s motion for summary adjudication and dismissed one claim for violation of a statute, in which plaintiff sought damages exceeding $12 million. On May 2, 2005, Trinity filed an amended complaint. Discovery is proceeding. The Company believes the claims are without merit and intends to defend against all claims vigorously. The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

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

The Company is also party to other claims and litigation proceedings arising in the normal course of business. Although the legal responsibility and financial impact with respect to such claims and litigation cannot currently be ascertained, the Company does not believe that these matters will result in the payment of monetary damages, net of any applicable insurance proceeds that, in the aggregate, would be material in relation to the Company’s consolidated financial position or results of operations. There can be no assurance that these matters will be resolved without costly litigation, in a manner that is not adverse to the Company’s financial position, results of operations or cash flows, or without requiring royalty payments in the future, which may adversely impact gross margins.

7. Related Party Transactions

During the first quarters of fiscal 2006 and 2005, the Company incurred approximately $0.3 million and $0.2 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI. The aircraft provided by ACM to the Company for such services is owned by Estopia Air LLC (“Estopia Air”). The Company’s Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja, Ph.D, and the Company’s Director, Secretary and Executive Vice President, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. The expenses incurred were the result of the Company’s use of the aircraft for business travel purposes.

On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX (“MagnetoX”). The Company recognized approximately $0.5 million of revenue from the development agreement during the first quarter of fiscal 2006. Total revenue expected to be recognized from the development agreement is $1.0 million. Herbert Chang, one of the Company’s directors, is Chairman of the Board, President and Chief Executive Officer of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja, Ph.D., the Company’s Chairman, President and Chief Executive Officer and Weili Dai, the Company’s Director, Secretary and Executive Vice President, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, but are not limited to, statements regarding the utilization of our products in a wide array of enterprise and consumer applications, our expectations as to growth in revenue from our products and reasons for such expectations, sources of revenue, our expectations as to research and development, sales and marketing and general and administrative expense, potential fluctuations in our gross margin and gross profit, the impact, if any, of legal proceedings, customer concentration and expected revenue concentration from Asia, working capital needs, accounts receivable, inventory, the rate of new orders, adequacy of capital resources, funding of capital requirements, factors impacting our capital requirements, liquidity, expected impact of our contractual obligations, the use of recently purchased land, commitments and costs to improve the buildings on recently purchased land, the impact of the adoption of accounting pronouncements, future acquisitions, strategic alliances or joint ventures, sources of competition, future design features and uses of our current and future products, strategic relationships with customers, the need for new and upgraded operational and financial systems, procedures and controls, reasons for decreases in gross profits, and payment of income taxes in foreign jurisdictions. Forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled “Additional Factors That May Affect Future Results,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q are identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-Q. You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2005, that attempt to advise you of the risks and factors that may affect our business.

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

For the past three and a half years, we have been able to report significant sequential quarterly growth in revenues; however, our revenues have grown at a slower sequential rate since the third quarter of fiscal 2005 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market.

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2006 is comprised of 52 weeks. For presentation purposes, our financial statements and notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to January 31 as our year-end and April 30, July 31 and October 31 as our quarter-ends.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2005, as filed with the U.S. Securities and Exchange Commission. There have been no material changes in any of our accounting policies since January 31, 2005.

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended April 30,
	2005	2004
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold*	48.0	47.4
Research and development*	19.7	23.5
Selling and marketing*	5.8	7.0
General and administrative*	1.9	2.5
Amortization of stock-based compensation	0.2	0.5
Amortization and write-off of acquired intangible assets and other	5.4	12.3
Total operating costs and expenses	81.0	93.2
Operating income	19.0	6.8
Interest and other income, net	1.0	0.6
Income before income taxes	20.0	7.4
Provision for income taxes	2.6	2.0
Net income	17.4%	5.4%

*           Excludes stock-based compensation

Three Months Ended April 30, 2005 and 2004

Net Revenue

	Three Months Ended April 30,
	2005	2004	% Change
Net revenue	$364,770	$269,577	35.3%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increases in net revenue in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 reflects a significant increase in volume shipments of our storage System-on-Chips, or SOCs, which increased $63.9 million, wireless products, which increased $17.5 million, and system controllers, which increased $6.5 million. The increases in net revenue are primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers, increased market share gains in the PC desktop segment with our storage SOC products and volume shipments of our wireless products and system controllers from new design wins. Revenue derived from development contracts increased in absolute dollars during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, but represented less than 10% of net revenue for each period.

We expect that revenue for fiscal 2006 will increase from the level of revenue we reported in fiscal 2005 due to increases in shipments and volume production of our storage SOCs into the PC desktop segment and consumer storage electronics. Also, we expect additional growth in fiscal 2006 compared to fiscal 2005 due to increases in shipments of our WLAN products from new design wins and our Gigabit Ethernet products.

A portion of our revenue is concentrated with a relatively small number of customers. For the quarter ended April 30, 2005, four customers each represented more than 10% of our net revenues for a combined total of 54% of our net revenue. For the quarter ended April 30, 2004, four customers each represented more than 10% of our net revenue for a combined total of 51% of our net revenue. In addition, one distributor accounted for approximately 11% and 14% of our net revenue in the quarters ended April 30, 2005 and 2004, respectively.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 94% and 93% for the three months ended April 30, 2005 and April 30, 2004, respectively. The rest of our sales are to customers located in the United States and other geographic regions. We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in United States dollars.

Cost of Goods Sold

	Three Months Ended April 30,
	2005	2004	% Change
Cost of goods sold	$175,244	$127,836	37.1%
% of net revenue	48.0%	47.4%
Gross margin	52.0%	52.6%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin percentage for the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was primarily due to increased royalties of $1.9 million, increased warranty charges of $0.8 million and an increase in period costs of $1.8 million due to a reduction in volume purchase credits received from a vendor, partially offset by a decrease in inventory excess and obsolescence charges of $3.2 million for older, slow-moving products. The increase in royalties in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was due to higher sales of products that integrated licensed technology. The increase in warranty charges is due to increased volume of sales and extended warranties for certain customers. The decrease in inventory excess and obsolescence charges in the first quarter of fiscal 2006 compared to fiscal 2005 was due to better visibility of forecasted demand in the first quarter of fiscal 2006. The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

Research and Development

	Three Months Ended April 30,
	2005	2004	% Change
Research and development	$71,898	$63,272	13.6%
% of net revenue	19.7%	23.5%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to the net hiring of 114 additional development personnel, which resulted in an increase in salary and related costs of

$5.1 million. Additionally, we incurred increased costs for depreciation and amortization expense of $1.8 million arising from purchases of property, equipment and technology licenses and other allocated expenses of $1.6 million related to our expanding operations.

We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

Selling and Marketing

	Three Months Ended April 30,
	2005	2004	% Change
Selling and marketing	$20,989	$18,701	12.2%
% of net revenue	5.8%	7.0%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to the net hiring of 50 additional sales and marketing personnel, which resulted in an increase in salary and related costs of $1.0 million. Additionally, we incurred higher commission costs of $1.5 million primarily due to an increase in sales.

We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts in emerging product markets such as power management and consumer applications for our wireless and storage products.

General and Administrative

	Three Months Ended April 30,
	2005	2004	% Change
General and administrative	$6,738	$6,837	(1.4)%
% of net revenue	1.9%	2.5%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. The decrease in absolute dollars in general administrative expense in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to a decrease of $1.5 million in attorney fees associated with our on-going legal proceedings. Offsetting the decrease in general and administrative expense was an increase in salary and related costs of $0.9 million due to an increased net hiring of 30 additional administrative personnel as a result of our expanding operations.

We expect that general and administrative expenses will remain consistent in fiscal 2006 compared to fiscal 2005 as we continue to focus on cost containment measures.

Amortization of Stock-Based Compensation

	Three Months Ended April 30,
	2005	2004	% Change
Amortization of stock-based compensation	$871	$1,388	(37.2)%
% of net revenue	0.2%	0.5%

We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the assumption and grant of stock options as a result of our acquisitions. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. The decrease in amortization expense in both absolute dollars and percentage of net revenue in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 primarily resulted from less amortization expense as a result of the graded-vesting method which results in lower amortization expense over the vesting period. For a discussion of the effects of future expensing of stock options, see “Recent Accounting Pronouncements” below.

Amortization and Write-off of Acquired Intangible Assets and Other

	Three Months Ended April 30,
	2005	2004	% Change
Amortization of acquired intangible assets and other	$19,759	$33,258	(40.6)%
% of net revenue	5.4%	12.3%

In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $434.7 million of acquired intangible assets. In connection with the acquisition of RADLAN in June 2003, we recorded $5.7 million of acquired intangible assets. The acquired intangible assets from the RADLAN acquisition are being amortized over their estimated economic lives of two to five years.

During the first quarter of fiscal year 2005, we entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other. The decrease in amortization and write-off of acquired intangible assets and other in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was due mainly to this $13.5 million charge for payment made on the technology license and non-assert agreement.

Interest and Other Income, net

	Three Months Ended April 30,
	2005	2004	% Change
Interest and other income, net	$3,612	$1,672	116.0%
% of net revenue	1.0%	0.6%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. The increase in interest and other income, net for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 is primarily due to higher interest income due to higher comparable invested cash balances and higher yields on our investments, partially offset by a decrease in realized gains of $0.3 million on the sale of marketable securities from the first quarter of fiscal 2005.

Provision for Income Taxes

	Three Months Ended April 30,
	2005	2004	% Change
Provision for income taxes	$9,351	$5,460	71.3%
% of net revenue	2.6%	2.0%

Our effective tax rate was 12.8% for the three months ended April 30, 2005 compared to 27.4% for the three months ended April 30, 2004. The effective tax rate decreased due to an increase in profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and a decrease in non-operational expenses, such as stock based compensation, nondeductible acquisition related expenses, and asset impairment.

Liquidity and Capital Resources

Our principal source of liquidity as of April 30, 2005 consisted of $726.7 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $68.9 million for the three months ended April 30, 2005 compared to $28.0 million for the three months ended April 30, 2004. The cash inflow from operations in the three months of fiscal 2006 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first three months of fiscal 2006 included $19.8 million related to amortization of acquired intangible assets, $13.4 million of depreciation and amortization expense and $0.9 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first three months of fiscal 2006 included a decrease in inventory of $15.7 million, primarily as a result of better visibility of forecasted demand, as well as reduced cycle times from our foundry vendors. Accordingly, the number of days in inventory has decreased at the end of the first quarter of fiscal 2006 to 58 days compared to 76 days at the end of the first quarter of fiscal 2005. We expect the number of days in inventory to increase in future quarters as we increase our wafer starts and inventory purchases in anticipation of increased customer demand and longer production lead times. Other working capital changes contributing to positive cash inflow in the first three months of fiscal 2006 included an increase of $8.1 million in income tax payable resulting from higher taxable income in the first three months of fiscal 2006 and an increase of $2.6 million in deferred income due to increased shipments of product to distributors during the first quarter of fiscal 2006.

Significant working capital changes offsetting positive cash flows in the first three months of fiscal 2006 included an increase in prepaid and other assets of $43.8 million due primarily to a $37.0 million payment in connection with a capacity reservation agreement with a foundry. Also contributing to working capital changes offsetting positive cash flow in the first three months of fiscal 2006 was a decrease in accounts payable of $7.4 million due to payments on outstanding balances and the decrease in inventory balances and an increase in accounts receivable of $4.2 million primarily due to higher total net revenue in the first three months of fiscal 2006 compared to the first three months of fiscal 2005. Although accounts receivable has increased, the days sales outstanding metric, or DSO, has remained consistent in the first three months of fiscal 2006 at 51 days, as compared to a DSO of 50 days in the first three months of fiscal 2005. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.

Net cash provided by operating activities was $28.0 million for the three months ended April 30, 2004. The cash inflow from operations in the first three months of fiscal 2005 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first three months of fiscal 2005 included $19.8 million related to amortization of acquired intangible assets and other, $9.4 million of depreciation and amortization expense and $1.4 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first three months of fiscal 2005 included an increase of $10.6 million in accrued liabilities and other primarily related to an accrual for a technology license, $8.4 million in deferred income primarily as the result of increased shipments of products to our distributors to support increased sales levels, an increase of $5.0 million in accrued employee compensation primarily as the result of increased contributions to the employee stock purchase plan and higher benefit related obligations as a result of the increase in number of employees, and an increase of $4.8 million in income tax payable resulting from taxable income in the first three months of fiscal 2005.

Significant working capital changes offsetting positive cash flow in the first three months of fiscal 2005 included a $14.8 million decrease in accounts payable due primarily to payments made on outstanding balances at the beginning of the quarter. Inventory increased by $16.2 million primarily as a result of increased volumes of sales and associated purchases of inventory required to meet customer demand. The number of days of inventory increased in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 as we built buffer inventory in response to longer production lead times and tighter capacity constraints at our foundries. Accounts receivable increased by $14.9 million primarily due to higher total net revenue in the first three months of fiscal 2005 as compared to the first three months of fiscal 2004.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $69.4 million for the first three months of fiscal 2006 and $83.9 million for the first three months of fiscal 2005. The net cash used in investing activities in the first three months of fiscal 2006 was due to purchases of property and equipment of $18.4 million and purchases of short-term investments of $99.0 million, partially offset by the proceeds from the sales and maturities of short-term investments of $48.1 million. The net cash used in investing activities in the first three months of fiscal 2005 was due to purchases of property and equipment of $7.1 million, purchases of short-term investments of $119.2 million and purchases of technology licenses and other of $0.8 million, partially offset by the proceeds from the sales and maturities of short-term investments of $43.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $17.0 million for the three months ended April 30, 2005 and $16.8 million for the three months ended April 30, 2004. In the first three months of fiscal 2006 and 2005, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations. The increase in proceeds from the issuance of common stock is primarily due to the exercises of stock options as a result of the increase in our stock price. The increase in capital lease obligations is due to additional computer-aided design software licenses, which we have acquired for use in research and development activities.

Contractual Obligations and Commitments

Our relationships with our foundries allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of April 30, 2005, foundries had incurred approximately $70.5 million of manufacturing expenses on our outstanding purchase orders. The purchase obligations are included in outstanding purchase commitments as of April 30, 2005.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on July 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of April 30, 2005, payments totaling $37.0 million (paid in the first quarter of fiscal 2006 and included in prepaid expenses and other current assets) have been made. As of April 30, 2005, remaining commitments under the agreement were approximately $137.2 million.

In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The lease on one of our former facilities expired in February 2002, but we have ongoing, non-cancelable leases for the two other facilities. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in California into one location. This charge included the remaining lease commitments of these facilities reduced by the estimated sublease income for the duration of the lease term. During the second quarter of fiscal 2004, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitments, resulting in future negative cash flow over the remaining term of the subleases of approximately $4.5 million as of April 30, 2005. At April 30, 2005, cash payments of $9.0 million, net of sublease income had been made in connection with this charge. Approximately $4.5 million is accrued for this facilities consolidation charge as of April 30, 2005 of which $0.9 million is the current portion while the long-term portion totaling $3.6 million is payable through 2010.

On June 27, 2003, we completed the acquisition of RADLAN. Upon the closing, we issued a total of 2,635,284 shares of common stock (valued at $24.0 million) and assumed 313,926 vested options (valued at $2.9 million). In addition, we issued warrants to purchase 1,086,366 shares of our common stock at an exercise price of $9.21 per share (valued at $7.5 million). On October 6, 2003, we issued an additional 2,325,582 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 1,023,256 shares of our common stock were reserved for future issuance over a one-year period to former RADLAN shareholders, which was dependent upon our revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of April 30, 2005, all 1,023,256 shares reserved for future issuance to former RADLAN shareholders were earned based on our achievement of revenues from certain products during fiscal 2005. Certificates for 614,624 shares earned through August 1, 2004 were issued on December 28, 2004. The remaining 408,632 shares earned subsequent to August 1, 2004 will be issued no later than June 27, 2005.

On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. It is currently intended that the site will be the future location of our U.S. subsidiary. As a result of the purchase of the buildings, we expect to make significant commitments and incur costs to improve the buildings over the next twelve to eighteen months. Based upon our current forecasts, we currently expect to spend approximately $50.0 million to $60.0 million for building improvements over the next twelve months, of which $37.1 million has been committed in the form of non-cancelable purchase orders. The amount that we plan to spend and commit for building improvements is an estimate and may change as the scope of the work is refined and plans are finalized. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to cost of goods sold, research and development, sales and marketing and general and administrative expenses.

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

The following table summarizes our contractual obligations as of April 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
	(remaining nine months)

Contractual obligations:
Operating leases	$9,088	$5,692	$3,940	$3,073	$2,466	$6,754	$31,013
Capital lease obligations	14,596	13,744	11,860	4,267	—	—	44,467
Purchase commitments to foundries	70,502	—	—	—	—	—	70,502
Capacity reservation commitment	69,000	68,180	—	—	—	—	137,180
Capital purchase obligations	43,446	—	—	—	—	—	43,446
Total contractual cash obligations	$206,632	$87,616	$15,800	$7,340	$2,466	$6,754	$326,608

Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is the quarter ended April 30, 2006.

Upon adoption, this statement will have a significant impact on our consolidated financial statements because we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

 In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 includes interpretive guidance for the initial implementation of FAS 123R. We will apply the principles of SAB 107 in conjunction with our adoption of FAS 123R.

Related Party Transactions

During the first quarters of fiscal 2006 and 2005, we incurred approximately $0.3 million and $0.2 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI. The aircraft provided by ACM to the Company for such services is owned by Estopia Air LLC (“Estopia Air”). Our Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja, Ph.D, and our Director, Secretary and Executive Vice President, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. The expenses incurred were the result of our use of the aircraft for business travel purposes.

On February 19, 2005, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), we entered into a development agreement with MagnetoX (“MagnetoX”). We recognized approximately $0.5 million of revenue from the development agreement during the first quarter of fiscal 2006. Total revenue expected to be recognized from the development agreement is $1.0 million. Herbert Chang, one of our directors, is Chairman of the Board, President and Chief Executive Officer of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja, Ph.D., our Chairman, President and Chief Executive Officer and Weili Dai, our Director, Secretary and Executive Vice President, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

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

In the first quarter of fiscal 2006, approximately 54% of our net revenue was derived from sales to four customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 17%, Samsung accounted for approximately 14%, Toshiba accounted for approximately 13% and Fujitsu accounted for approximately 10%. Additionally, Wintech, a distributor, accounted for approximately 11% of our net revenue during the first quarter of fiscal 2006. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula and then amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative to SFAS 123. When we are required to expense employee stock options in the quarter ended April 30, 2006, this change in accounting treatment will materially and adversely affect our reported results of operations because the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 in Notes to Unaudited Condensed Consolidated Financial Statements.

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

We currently have a long-term supply contract with one of our third-party vendors; however, we do not have long-term supply contracts with any of our other third-party vendors. Therefore, with the exception of one significant third-party vendor, our other vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Other than one third-party foundry vendor with which we have a long-term supply contract that will guarantee us a certain level of production capacity at specified prices over a specific period, none of our third-party foundry or assembly and test subcontractors have provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. These foundries may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, foundry customers that are larger and better financed than us or that have long-term agreements with these foundries may cause these foundries to reallocate capacity to those customers, decreasing the capacity available to us. If we need another integrated circuit foundry or assembly and test subcontractor because of increased demand, or we are unable to obtain timely and adequate deliveries from our providers at the required time, we might not be able to develop relationships with other vendors who are able to satisfy our requirements. Even if other integrated circuit foundries or assembly and test subcontractors are available at that time to satisfy our requirements, it would likely take several months to qualify a new provider. Such a change may also require the approval of our customers, which would take time to effect and could cause our customers to cancel orders or fail to place new orders.

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

In the power management markets, we face competition from a number of additional competitors who have a longer history of serving these markets. Many of these competitors have more established reputations in these markets and longer standing relationships with the customers to whom we sell our products, which could prevent us from competing successfully. Competition could increase pressure on us to lower our prices and lower our margins, which, in turn, would harm our operating results.

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

For the past three and a half years, we have been able to report significant sequential quarterly growth in revenues; however, our revenues have grown at a slower sequential rate in the past three sequential quarters ending with the first quarter of fiscal 2006 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

Because we do not have long-term commitments from our customers, we must estimate customer demand, and errors in our estimates can have negative effects on our inventory levels, sales and operating results.

Our sales are made on the basis of individual purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We have historically placed firm orders for products with our suppliers up to sixteen weeks prior to the anticipated delivery date and typically prior to receiving an order for the product. Therefore, our order volumes are based on our forecasts of demand from our customers. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and therefore were unable to benefit from this increased demand.

Our future success depends in significant part on strategic relationships with customers. If we cannot maintain these relationships or if these customers develop their own solutions or adopt a competitor’s solutions instead of buying our products, our operating results would be adversely affected.

In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our partners frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic partners and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially harmed.

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

Availability of foundry capacity has in the recent past been reduced due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing a long-term guaranteed production capacity agreement with one of our foundries. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. Although we use five independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.

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

We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. For example, amounts payable under our foundry capacity are non refundable regardless of whether we are able to utilize all or any of the guaranteed wafer capacity under the terms of the agreement. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

The complexity of our products could result in unforeseen delays or expenses or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.

Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. Historically, we have been able to design workarounds to fix these defects and bugs with minimal to no disruption to our business or our customers’ business. Going forward, if any of our products contain defects or bugs, or have reliability, quality, or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers or attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially harmed.

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

If our internal control over financial reporting does not comply with the requirements of the Sarbanes-Oxley Act, our business, reputation and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the past few years, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.5 billion as of April 30, 2005. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

Stock options generally comprise a significant portion of our compensation packages for all employees. The FASB requirement to expense the fair value of stock options awarded to employees beginning in the quarter ending April 30, 2006 will increase our operating expenses and may cause us to reevaluate our compensation structure for our employees. We cannot be certain that the changes in our compensation policies, if any, will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense each could have an adverse effect on our business, financial condition and results of operations.

Our officers and directors own a large percentage of our voting stock, and three existing directors, who are also significant shareholders, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related directors to greatly influence the election of directors and the approval or disapproval of significant corporate actions.

As of May 31, 2005, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 23% of the outstanding shares our common stock. Additionally, Sehat Sutardja Ph.D. and Weili Dai are husband and wife and Sehat Sutardja Ph.D. and Pantas Sutardja Ph.D. are brothers. All three are directors and together they held approximately 22% of our outstanding common stock as of May 31, 2005. As a result, if the directors and officers as a group or any of Sehat Sutardja Ph.D., Weili Dai and Pantas Sutardja Ph.D. act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

Our rapid growth has placed, and any future growth of our operations will continue to place, significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the continuous improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our operating results could be harmed.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 94% of our net revenue in the first quarter of fiscal 2006, and represented 93% and 90% of our net revenue in fiscal 2005 and 2004, respectively.

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

Additionally, our operations may be impacted by a resurgence of SARS, including disruptions of our third party manufacturers that are primarily located in Asia, reduced sales in our international retail channels and increased supply chain costs. If future outbreaks of SARS or similar diseases arise or spread to other areas, our international sales and operations could be harmed.

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

In May 2005, a fire occurred at one of our third-party subcontractor’s production facilities that produce packaging substrates that we use in our products. In the recent past others in our industry experienced a shortage in the supply of packaging substrates that we use for our products. We do not purchase substrates from the factory where the fire occurred, however, the fire could affect the overall supply of substrates and indirectly impact us through increased lead times and less supply of substrates that we use in our products. If our third-party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net revenue, business, results of operations, financial condition and cash flows.

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

On September 5, 2001, a putative class action was filed in the Southern District of New York relating to our initial public offering, or IPO. In this action, the plaintiffs named several defendants including Marvell and two of our officers, one of whom is also a director. This complaint relating to our IPO has been consolidated with hundreds of other lawsuits by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. Plaintiffs allege that defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In these actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. A Consolidated Amended Class Action Complaint against Marvell and two of our officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Plaintiff’s Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order. The court has tentatively set a public hearing on the fairness of the proposed settlement for January 9, 2006. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of April 30, 2005 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2006 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2006	2007	2008	2009	2010	Total	Fair Value
Variable Rate	$338,126	$—	$—	$—	$—	$338,126	$338,126
Average Interest Rate	3.17%	—	—	—	—	3.17%
Fixed Rate	$28,833	$121,223	$43,206	$15,091	$—	$208,353	$205,669
Average Interest Rate	1.96%	2.64%	3.10%	3.58%	—	2.71%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of April 30, 2005 would have an immaterial effect on our financial position, results of operations and cash flows.

Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $9.4 million at April 30, 2005, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Plaintiff’s Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u 4(f)(7)(A). On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order. The court has tentatively set a public hearing on the fairness of the proposed settlement for January 9, 2006. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit will have a material adverse impact on our business, results of operations or financial condition. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling, if the settlement proposal is not concluded, could include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial condition or cash flows for the period in which the ruling occurs, or future periods. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

On March 11, 2004, Trinity Technologies, Inc. (“Trinity”) filed a lawsuit against our subsidiary, Marvell Semiconductor, Inc., (“MSI”) in the Superior Court of California, alleging violations of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990, as well as breach of contract, breach of the implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as costs and attorneys’ fees. By order entered January 25, 2005, the court granted our motion for summary adjudication and dismissed one claim for violation of a statute, in which plaintiff sought damages exceeding $12 million. On May 2, 2005, Trinity filed an amended complaint. Discovery is proceeding. We believe the claims are without merit and intend to defend against all claims vigorously. We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer
31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja, Chief Executive Officer
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

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

MARVELL TECHNOLOGY GROUP LTD.

June 9, 2005	By:	/s/ GEORGE A. HERVEY
Date		George A. Hervey
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description

31.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer
31.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja, Chief Executive Officer
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

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