Form 10-Q
period 2005-07-30
MARVELL TECHNOLOGY GROUP LTD
filed 2005-09-08
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2005

or

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

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at August 31, 2005
Common stock, $0.002 par value	283,373,947

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
Unaudited Condensed Consolidated Balance Sheets at July 31, 2005 and January 31, 2005
Unaudited Condensed Consolidated Statements of Income for the three and six months ended July 31, 2005 and 2004
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2005 and 2004
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
Signatures
Exhibit Index

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 31, 2005	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$251,987	$166,471
Short-term investments	595,077	493,543
Accounts receivable, net of allowances of $2,984 and $3,132	210,209	200,954
Inventories	114,187	128,889
Prepaid expenses and other current assets	72,457	15,144
Deferred income taxes	12,793	12,793
Total current assets	1,256,710	1,017,794
Property and equipment, net	210,427	161,770
Goodwill	1,480,225	1,480,225
Acquired intangible assets	40,899	80,411
Other noncurrent assets	52,700	48,762
Total assets	$3,040,961	$2,788,962

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$139,674	$129,728
Accrued liabilities	21,216	20,604
Accrued employee compensation	32,844	32,136
Income taxes payable	4,150	3,195
Deferred income	17,660	15,938
Current portion of capital lease obligations	15,840	13,204
Total current liabilities	231,384	214,805
Capital lease obligations, net of current portion	21,678	11,590
Non-current income taxes payable	63,841	46,648
Other long-term liabilities	33,675	18,489
Total liabilities	350,578	291,532
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.002 par value; 492,000 shares authorized; 282,447 and 277,602 shares issued and outstanding	564	555
Additional paid-in capital	3,086,751	3,035,200
Deferred stock-based compensation	(1,966)	(3,400)
Accumulated other comprehensive loss	(2,682)	(1,807)
Accumulated deficit	(392,284)	(533,118)
Total shareholders’ equity	2,690,383	2,497,430
Total liabilities and shareholders’ equity	$3,040,961	$2,788,962

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net revenue	$390,454	$297,154	$755,224	$566,731
Operating costs and expenses:
Cost of goods sold (1)	183,646	140,905	358,890	268,741
Research and development (1)	73,164	64,036	145,062	127,308
Selling and marketing (1)	21,275	19,884	42,264	38,585
General and administrative (1)	8,340	7,662	15,078	14,499
Amortization of stock-based compensation	517	1,272	1,388	2,660
Amortization and write-off of acquired intangible assets and other	19,753	29,759	39,512	63,017
Total operating costs and expenses	306,695	263,518	602,194	514,810
Operating income	83,759	33,636	153,030	51,921
Interest and other income, net	4,384	1,616	7,996	3,288
Income before income taxes	88,143	35,252	161,026	55,209
Provision for income taxes	10,841	6,628	20,192	12,088
Net income	$77,302	$28,624	$140,834	$43,121
Net income per share:
Basic	$0.28	$0.11	$0.50	$0.16
Diluted	$0.25	$0.10	$0.45	$0.15
Weighted average shares:
Basic	280,916	267,647	279,855	266,063
Diluted	313,107	296,025	311,921	294,600

(1) Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$5	$29	$12	$60
Research and development	368	765	879	1,585
Selling and marketing	54	206	268	423
General and administrative	90	272	229	592
	$517	$1,272	$1,388	$2,660

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net income	$140,834	$43,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,589	19,390
Amortization of stock-based compensation	1,388	2,660
Amortization and write-off of acquired intangible assets	39,512	39,516
Changes in assets and liabilities:
Accounts receivable	(9,255)	(24,594)
Inventories	14,702	(5,322)
Prepaid expenses and other assets	(65,308)	2,318
Accounts payable	9,946	(23,532)
Accrued liabilities and other	1,048	8,293
Accrued employee compensation	708	7,027
Income taxes payable	18,148	10,654
Deferred income	1,722	1,622
Net cash provided by operating activities	181,034	81,153
Cash flows from investing activities:
Purchases of short-term investments	(253,023)	(202,981)
Sales and maturities of short-term investments	150,524	81,094
Purchases of property and equipment	(37,841)	(13,739)
Purchases of technology licenses and other	—	(15,869)
Net cash used in investing activities	(140,340)	(151,495)
Cash flows from financing activities:
Proceeds from the issuance of common stock	51,606	52,282
Principal payments on capital lease obligations	(6,784)	(5,398)
Net cash provided by financing activities	44,822	46,884
Net increase (decrease) in cash and cash equivalents	85,516	(23,458)
Cash and cash equivalents at beginning of period	166,471	173,969
Cash and cash equivalents at end of period	$251,987	$150,511
Supplemental cash flow information:
Acquisition of property and equipment under capital lease obligations	$19,797	$2,475
Long-term assets under construction	$14,750	$—

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position as of July 31, 2005, the results of its operations for the three and six months ended July 31, 2005 and 2004, and its cash flows for the three and six months ended July 31, 2005 and 2004. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005. The results of operations for the three and six months ended July 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Warranty accrual

The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The Company’s products typically carry a standard 90-day warranty with certain exceptions in which the warranty period can range from one to five years. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income:
As reported	$77,302	$28,624	$140,834	$43,121
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effects	607	1,272	1,478	2,660
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(34,308)	(34,368)	(67,888)	(70,930)
Pro forma	$43,601	$(4,472)	$74,424	$(25,149)
Basic net income (loss) per share:
As reported	$0.28	$0.11	$0.50	$0.16
Pro forma	$0.16	$(0.02)	$0.27	$(0.09)
Diluted net income (loss) per share:
As reported	$0.25	$0.10	$0.45	$0.15
Pro forma	$0.14	$(0.02)	$0.24	$(0.09)

Reclassifications

Certain amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. Supplemental Financial Information

Available-for-sale investments

The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

	July 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$74,643	$—	$(1,052)	$73,591
Auction rate securities	392,202	—	—	392,202
U.S. Federal, State, county and municipal debt securities	131,165	—	(1,881)	129,284
Short-term investments	$598,010	$—	$(2,933)	$595,077

	January 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$73,338	$1	$(925)	$72,414
Auction rate securities	298,101	—	—	298,101
U.S. Federal, State, county and municipal debt securities	124,073	3	(1,048)	123,028
Short-term investments	$495,512	$4	$(1,973)	$493,543

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at July 31, 2005 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,495	$21,394
Due between one and five years	184,313	181,481
Due over five years	392,202	392,202
	$598,010	$595,077

The Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of July 31, 2004 and for all prior periods presented. The reclassifications have no effect on previously disclosed net income (loss), shareholders’ equity or operating cash flows.  The following table summarizes the cash and cash equivalent and short-term investment balances as previously reported and as reclassified as of the six months ended July 31, 2004 (in thousands):

	Cash and Cash Equivalents		Short-Term Investments
	As Reported	As Reclassified	As Reported	As Reclassified
Six months ended:
July 31, 2004	$298,141	$150,511	$184,277	$331,907

As a result of these changes, the Company reclassified the following line items in the Statements of Cash Flows for the six months ended July 31, 2004 (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Six months ended July 31, 2004:
Purchases of short-term investments	$(80,571)	$(202,981)
Sales and maturities of short-term investments	$55,884	$81,094
Net cash used in investing activities	$(54,295)	$(151,495)
Net increase (decrease) in cash and cash equivalents	$73,742	$(23,458)

Included in the Company’s available-for-sale investments are fixed income securities. As market yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are primarily due to changes in interest rates and bond yields. The Company does not believe any unrealized losses represent an other-than temporary impairment based on its evaluation of available evidence.  The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2005 (in thousands):

	Continuous Unrealized Losses
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$13,178	$(218)	$60,413	$(834)	$73,591	$(1,052)
U.S. Federal, State, county and municipal debt securities	54,740	(668)	74,544	(1,213)	129,284	(1,881)
Total temporarily impaired securities	$67,918	$(886)	$134,957	$(2,047)	$202,875	$(2,933)

Inventories

The components of inventory are presented in the following table (in thousands):

	July 31, 2005	January 31, 2005
Work-in-process	$63,056	$63,027
Finished goods	51,131	65,862
	$114,187	$128,889

Property and equipment

	July 31,	January 31,
	2005	2005
Property and equipment (in thousands):
Machinery and equipment	$117,131	$105,237
Computer software	91,342	79,494
Furniture and fixtures	8,893	8,430
Leasehold improvements	11,800	11,354
Buildings	7,223	7,096
Land	51,500	51,500
Construction in progress	54,007	16,471
	341,896	279,582
Less: Accumulated depreciation and amortization	(131,469)	(117,812)
	$210,427	$161,770

Goodwill and purchased intangible assets

The carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of July 31, 2005			As of January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$394,715	$(353,932)	$40,783	$394,715	$(314,460)	$80,255
Trade name	100	(100)	—	100	(80)	20
Customer contracts	200	(84)	116	200	(64)	136
Total identified intangible assets	395,015	(354,116)	40,899	395,015	(314,604)	80,411
Goodwill	1,828,131	(347,906)	1,480,225	1,828,131	(347,906)	1,480,225
Total intangible assets	$2,223,146	$(702,022)	$1,521,124	$2,223,146	$(662,510)	$1,560,636

Identified intangible assets consist of purchased technology, trade name, and customer contracts and related relationships. Purchased technology and customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of five years. Trade name is amortized on a straight-line basis over its estimated useful life of two years. The aggregate amortization expense of identified intangible assets was $39.5 million in both the first six months of fiscal 2006 and 2005.  The estimated total annual amortization expenses of acquired intangible assets is $38.0 million for the remaining six months of fiscal 2006, $1.2 million for both fiscal 2007 and 2008 and $0.5 million for fiscal 2009.

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

Other long-term liabilities

The following table presents details of other long-term liabilities (in thousands):

	July 31, 2005	January 31, 2005

Long-term facilities consolidation charge	$3,419	$3,793
Accrued severance	12,282	11,196
Long-term assets under construction and other	17,974	3,500
	$33,675	$18,489

Warranty accrual

The following table presents changes in the warranty accrual during the six months ended July 31, 2005 and 2004, (in thousands):

	July 31, 2005	July 31, 2004
Warranty accrual (included in accrued liabilities):
Beginning balance	$1,571	$812
Warranties issued	1,942	513
Settlements	(332)	(528)
Ending balance	$3,181	$797

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Numerator:
Net income	$77,302	$28,624	$140,834	$43,121
Denominator:
Weighted average shares of common stock outstanding	280,916	267,689	279,855	266,123
Less: unvested common shares subject to repurchase	—	(42)	—	(60)
Weighted average shares — basic	280,916	267,647	279,855	266,063
Effect of dilutive securities
Unvested common shares subject to repurchase	—	42	—	60
Warrants	823	648	813	643
Contingently issuable shares	274	1,023	341	1,023
Common stock options and other	31,094	26,665	30,912	26,811
Weighted average shares — diluted	313,107	296,025	311,921	294,600
Basic net income per share	$0.28	$0.11	$0.50	$0.16
Diluted net income per share	$0.25	$0.10	$0.45	$0.15

Options to purchase 171,218 common shares at a weighted average exercise price of $41.79 have been excluded from the computation of diluted net income per share for the three months ended July 31, 2005 and options to purchase 336,260 common shares at a weighted average exercise price of $39.37 have been excluded from the computation of diluted net income per share for the six months ended July 31, 2005 because their exercise prices were greater than the average market price of the common shares for the period.

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

Comprehensive income

The components of comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income	$77,302	$28,624	$140,834	$43,121
Other comprehensive loss:
Unrealized loss on available-for-sale investments and other	(145)	(619)	(875)	(2,321)
Total comprehensive income	$77,157	$28,005	$139,959	$40,800

Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

3. Acquisitions

On June 27, 2003, the Company completed the acquisition of RADLAN Computer Communications Ltd. (RADLAN). Upon the closing, the Company issued a total of 2,635,284 shares of common stock (valued at $24.0 million) and assumed 313,926 vested options (valued at $2.9 million). In addition, the Company issued warrants to purchase 1,086,366 shares of its common stock at an exercise price of $9.21 per share (valued at $7.5 million). On October 6, 2003, the Company issued an additional 2,325,582 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 1,023,256 shares of the Company’s common stock were reserved for future issuance over a one-year period to former RADLAN shareholders, which was dependent upon the Company’s revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of July 31, 2005, all 1,023,256 shares reserved for future issuance to former RADLAN shareholders were issued. Certificates for 614,624 shares earned through August 1, 2004 were issued on December 28, 2004. The remaining 408,632 shares earned subsequent to August 1, 2004 were issued on July 1, 2005.

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

As of July 31, 2005, cash payments of $9.5 million, net of sublease income, had been made in connection with these charges relating to the consolidation of the Company’s facilities in California. Approximately $4.0 million is accrued for this facilities consolidation charge as of July 31, 2005, of which $0.6 million is the current portion included in accrued liabilities, while the long-term portion, totaling $3.4 million, is payable through 2010 and is included in other long-term liabilities.

A summary of the facilities consolidation accrual related to the fiscal 2003 charge during the six months ended July 31, 2005 is as follows (in thousands):

	Balance at January 31, 2005	Net Cash Payments	Non-Cash Charges	Remaining Liability at July 31, 2005
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$5,053	$(1,072)	$—	$3,981

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

Upon adoption, this statement will have a significant impact on the Company’s consolidated financial statements because the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock option and stock purchase plans rather than disclose the impact on its consolidated net income within the footnotes as is the Company’s current practice (see Note 1). The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

 In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”).  SAB 107 includes interpretive guidance for the initial implementation of FAS 123R.  The Company will apply the principles of SAB 107 in conjunction with its adoption of FAS 123R.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3.  The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of SFAS 154 will have a material impact on its financial position and results of operations.

6. Commitments and Contingencies

Purchase Commitments

The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but requires repayment of all expenses incurred through the date of cancellation. As of July 30, 2005, foundries had incurred approximately $122.6 million of manufacturing expenses on the Company’s outstanding purchase orders. As of July 30, 2005, the Company also had approximately $42.8 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and half years beginning on July 1, 2005.  In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of July 31, 2005, payments totaling $60.0 million (included in prepaid expenses and other current assets) have been made and approximately $1.8 million of the prepayment has been amortized as of the six months ending July 31, 2005.  At July 31, 2005, remaining commitments under the agreement were approximately $114.2 million.

Contingencies

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. A consolidated amended class action complaint against the Company and its two officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and the Company as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed without prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. The Company’s board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against the Company and granting releases that extend to all of its officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Plaintiff’s Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A).  On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order.  The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members. Based on currently available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business, results of operations, financial condition or cash flows.

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

On June 21, 2005, the Company filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees.  Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to Marvell technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights.  The cross complaint seeks declaratory judgment that Marvell’s technology does not incorporate any of Jasmine’s alleged technology.  The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology.  The Company intends to prosecute the cross complaint against Jasmine and its personnel vigorously.  The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

On March 11, 2004, Trinity Technologies, Inc. (“Trinity”) filed a lawsuit against the Company’s subsidiary, Marvell Semiconductor, Inc. (“MSI”), in the Superior Court of California, alleging violations of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990, as well as breach of contract, breach of the implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as costs and attorneys’ fees. By order entered January 25, 2005, the court granted the Company’s motion for summary adjudication and dismissed one claim for violation of a statute, in which plaintiff sought damages exceeding $12 million.  On May 2, 2005, Trinity filed an amended complaint.  On August 29, 2005, the case was settled and a dismissal of the entire action with prejudice is to be entered.  The terms of the settlement are confidential, but it will have no material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

On October 7, 2004, Realtek Semiconductor Corporation (“Realtek”) filed a lawsuit against Marvell Technology Group Ltd. (“MTGL”) and MSI in the U.S. District Court for the Northern District of California (“the Court”), alleging that certain Marvell products infringe one of Realtek’s patents.  The parties stipulated to the dismissal of MTGL, leaving the lawsuit between Realtek and MSI.  Certain of the accused Marvell products were made and sold before Realtek’s patent was filed.  On July 15, 2005, MSI filed a motion requesting summary judgment that Realtek’s patent was invalid.  In response to that motion, on July 28, 2005 Realtek provided MSI with a Covenant Not To Sue for patent infringement of the Realtek patent in-suit as against any Marvell product now made or ever made.  In response to Realtek’s Covenant Not to Sue and a request by Realtek, on August 12, 2005, the Court entered an order dismissing the underlying patent infringement action, but allowing MSI to file a motion seeking fees, costs, and other sanctions.  On August 26, 2005 MSI filed a motion against Realtek seeking fees, costs, and other sanctions.  The hearing for this motion has not yet occurred.

On October 11, 2004 Realtek filed a lawsuit similar to the Northern District lawsuit in Taiwan.  On December 17, 2004, Marvell International Ltd. initiated a patent infringement action in the United States International Trade Commission (“ITC”), alleging that Realtek infringes two Marvell patents.  Effective August 17, 2005, the parties entered a Confidential Settlement Agreement.  On August 29, 2005, Realtek publicly announced that it will drop the case it initiated in Taiwan.  On August 31, 2005, Marvell filed a motion initiating the dismissal of the case it brought in the ITC.  On September 2, 2005 Realtek filed the necessary papers in the courts in Taiwan to dismiss its Taiwan lawsuit against Marvell.  The terms of the settlement are confidential, but it will have no material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

7. Related Party Transactions

During the six months ended July 31, 2005 and 2004, the Company incurred approximately $0.4 million and $0.4 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI. The aircraft provided by ACM to the Company for such services is owned by Estopia Air LLC (“Estopia Air”). The Company’s Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja, Ph.D, and the Company’s Director, Secretary and Executive Vice President, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. The expenses incurred were the result of the Company’s use of the aircraft for business travel purposes.  The cost of such usage to the Company was determined based on market prices.

On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd., entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement is on substantially similar terms as other development agreements with other third parties. The Company recognized approximately $0.8 million of revenue from the development agreement and product revenue during the first six months fiscal 2006. Total revenue expected to be recognized from the development agreement is $1.0 million.  Herbert Chang, one of the Company’s directors, is Chairman of the Board, President and Chief Executive Officer of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja, Ph.D. and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties.  Dr. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia are indirect shareholders of C2Micro.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, Ph.D., the Company’s Chief Technology Officer, is also a shareholder in C2Micro.

8. Subsequent Event

On August 29, 2005, the Company announced that it had signed a definitive agreement to acquire the hard disk and tape drive controller semiconductor business of QLogic Corporation.  Under terms of the agreement, the Company will issue a combination of $180.0 million in cash and shares of the Company’s common stock valued at $45.0 million for total consideration of $225.0 million.  The Company may record a one-time charge for purchased in-process research and development expenses related to the acquisition.  The amount of that charge, if any, and the period in which it would be recorded has not yet been determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements include, but are not limited to, statements regarding the utilization of our products in a wide array of enterprise and consumer applications, our expectations as to growth in revenue from our products and reasons for such expectations, sources of revenue, our expectations as to research and development, sales and marketing and general and administrative expense, potential fluctuations in our gross margin and gross profit, the impact, if any, of legal proceedings, customer concentration and expected revenue concentration from Asia, working capital needs, our expectations as to the number of days in inventory, accounts receivable, inventory, the rate of new orders, adequacy of capital resources, funding of capital requirements, factors impacting our capital requirements, liquidity, expected impact of our contractual obligations, the use of  recently purchased land, commitments and costs to improve the buildings on recently purchased land, the impact of the adoption of accounting pronouncements, future acquisitions, strategic alliances or joint ventures, sources of competition, future design features and uses of our current and future products, strategic relationships with customers, the need for new and upgraded operational and financial systems, procedures and controls, reasons for decreases in gross profits, and payment of income taxes in foreign jurisdictions. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the impact of international conflict and continued economic downturns in either domestic or foreign markets, our dependence upon the hard disk drive industry and integrated circuit industry, both of which are highly cyclical, our dependence on a small number of customers, our ability to develop new and enhanced products, our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results, our ability to estimate customer demand accurately, the success of our strategic relationships with customers, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, our ability to manage future growth, the development and evolution of markets for our integrated circuits, our ability to protect our intellectual property, the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy, the outcome of pending or future litigation and other risks discussed in the section of this Form 10-Q titled “Additional Factors That May Affect Future Results.” Forward-looking statements in this Form 10-Q are identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this Form 10-Q. You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2005, that attempt to advise you of the risks and factors that may affect our business.

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

We offer our customers a wide range of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our products can be utilized in a wide array of enterprise applications including hard disk drives, high-speed networking equipment, PCs, wireless solutions for SOHO and residential gateway solutions, and consumer applications such as cell phones, printers, digital cameras, MP3 devices, speakers, game consoles and PDAs.

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

For the past four years, we have been able to report significant sequential quarterly growth in revenues; however, our revenues have grown at a slower sequential rate since the third quarter of fiscal 2005 compared to the double digit sequential growth rate of the previous eleven quarters.  This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold*	47.0	47.4	47.5	47.4
Research and development*	18.7	21.6	19.2	22.5
Selling and marketing*	5.5	6.7	5.6	6.8
General and administrative*	2.1	2.6	2.0	2.6
Amortization of stock-based compensation	0.1	0.4	0.2	0.5
Amortization and write-off of acquired intangible assets and other	5.1	10.0	5.2	11.1
Total operating costs and expenses	78.5	88.7	79.7	90.9
Operating income	21.5	11.3	20.3	9.1
Interest and other income, net	1.1	0.5	1.0	0.6
Income before income taxes	22.6	11.8	21.3	9.7
Provision for income taxes	2.8	2.2	2.7	2.1
Net income	19.8%	9.6%	18.6%	7.6%

*           Excludes stock-based compensation

Three and Six Months Ended July 31, 2005 and 2004

Net Revenue

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2005	2004	Change	2005	2004	Change
Net revenue	$390,454	$297,154	31.4%	$755,224	$566,731	33.3%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increases in net revenue in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 reflects a significant increase in volume shipments of our storage System-on-Chips, or SOCs, which increased $73.0 million, wireless products, which increased $15.5 million, and system controllers, which increased $6.2 million.  The increases in net revenue in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 reflects a significant increase in volume shipments of our storage SOCs, which increased $136.9 million, wireless products, which increased $33.0 million, and system controllers, which increased $12.6 million.  The increases in net revenue are primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers, increased market share gains in the PC desktop and consumer product markets with our storage SOC products and volume shipments of our wireless products and system controllers from new design wins.  Revenue derived from development contracts increased in absolute dollars during the second quarter and first six months of fiscal 2006 as compared to the second quarter and first six months of fiscal 2005, but represented less than 10% of net revenue for each period.

We expect that revenue for fiscal 2006 will continue to increase on a quarterly basis from the level of revenue that we have previously reported in fiscal 2006 due to increases in shipments and volume production of our storage SOCs into the PC desktop and consumer product markets, increases in shipments of our wireless products from new consumer market design wins and increases in shipments of our system controllers and Gigabit Ethernet products.

A portion of our revenue is concentrated with a relatively small number of customers.  For the three and six months ended July 31, 2005, three customers each represented more than 10% of our net revenues. For the three months ended July 31, 2005, three customers combined for a total of 46% of our net revenue while for the six months ended July 31, 2005, three customers accounted for a total of 45% of our net revenue.  For both of the three and six months ended July 31, 2004, four customers each represented more than 10% of our net revenue for a combined total of 51% of our net revenue.  In addition, one distributor accounted for approximately 11% and 14% of our net revenue in the three and six months ended July 31, 2005 and 2004, respectively.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 94% and 92% for both of the three and six months ended July 31, 2005 and July 31, 2004, respectively.  The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in United States dollars.

Cost of Goods Sold

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2005	2004	Change	2005	2004	Change
Cost of goods sold	$183,646	$140,905	30.3%	$358,890	$268,741	33.5%
% of net revenue	47.0%	47.4%		47.5%	47.4%
Gross margin	53.0%	52.6%		52.5%	52.6%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The increase in gross margin percentage in the three months ended July 31, 2005 compared to the three ended July 31, 2004 was primarily due to a product mix change, which included production ramps of our storage SOCs and wireless products as well as product cost savings resulting from manufacturing efficiencies and better yields from our foundries.  Gross margin percentage remained consistent in the first six months of fiscal 2006 compared to the first six months of fiscal 2005.  The costs associated with contracted development work are included in research and development expense. Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

Research and Development

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2005	2004	Change	2005	2004	Change
Research and development	$73,164	$64,036	14.3%	$145,062	$127,308	13.9%
% of net revenue	18.7%	21.6%		19.2%	22.5%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was primarily due to the net hiring of 154 additional development personnel, which contributed to an increase in salary and related costs of $6.1 million. Additionally, we incurred increased costs for depreciation and amortization expense of $2.3 million arising from purchases of property, equipment and technology licenses, increased costs of $1.2 million for patent filing fees to protect newly developed intellectual property and expenses of $1.7 million related to our expanding operations.  Offsetting the increase in research and development expense was decreased costs of $2.2 million for prototype and related product tape-out costs, primarily due to the timing and quantity of tape-outs in the comparable quarters.

The increase in research and development expense in absolute dollars in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 was primarily due to the net hiring of 154 additional development personnel, which contributed to an increase in salary and related costs of $11.2 million. Additionally, we incurred increased costs for depreciation and amortization expense of $4.1 million arising from purchases of property, equipment and technology licenses, increased costs of $1.3 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $3.3 million related to our expanding operations.  Offsetting the increase in research and development expense was decreased costs of $2.8 million for prototype and related product tape-out costs, primarily due to the timing and quantity of tape-outs in the comparable periods.

We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new and more complex products and systems, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

Selling and Marketing

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2005	2004	Change	2005	2004	Change
Selling and marketing	$21,275	$19,884	7.0%	$42,264	$38,585	9.5%
% of net revenue	5.5%	6.7%		5.6%	6.8%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was primarily due to the net hiring of 48 additional sales and marketing personnel, which contributed to an increase in salary and related costs of $1.7 million.

The increase in selling and marketing expense in absolute dollars in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 was primarily due to the net hiring of 48 additional sales and marketing personnel, which contributed to an increase in salary and related costs of $2.6 million.  Additionally, we incurred increased commission costs of $0.5 million due primarily to an increase in sales.

We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts in emerging product markets such as power management and consumer applications for our wireless and storage products.

General and Administrative

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2005	2004	Change	2005	2004	Change
General and administrative	$8,340	$7,662	8.8%	$15,078	$14,499	4.0%
% of net revenue	2.1%	2.6%		2.0%	2.6%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. The increase in absolute dollars in general administrative expense in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was primarily due to the net hiring of 33 additional general and administrative personnel, which contributed to an increase in salary and related costs of $1.5 million.  Offsetting the increase in general and administrative expense was a decrease of $0.6 million in professional fees and a $0.2 million decrease in legal fees.  The decrease in professional fees is due to the hiring of additional personnel resulting in lower professional fees from outside service providers.

The increase in absolute dollars in general administrative expense in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 was primarily due to the net hiring of 33 additional administrative personnel, which contributed to an increase in salaries and related costs of $2.3 million.  Offsetting the increase in general and administrative expense was a decrease in professional and legal fees of $1.9 million due to lower licensing fee payments and the hiring of additional personnel resulting in lower professional fees from outside service providers.

We expect that general and administrative expenses will increase in absolute dollars in future periods as we spend on our increasing infrastructure to support expanding operations.

Amortization of Stock-Based Compensation

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2005	2004	Change	2005	2004	Change
Amortization of stock-based compensation	$517	$1,272	(59.3)%	$1,388	$2,660	(47.8)%
% of net revenue	0.1%	0.4%		0.2%	0.5%

We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the assumption and grant of stock options as a result of our acquisitions. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. The decrease in amortization expense in both absolute dollars and percentage of net revenue in the second quarter of fiscal 2006 and first six months of fiscal 2006 compared to the second quarter of fiscal 2005 and first six months of fiscal 2005 primarily resulted from a lower balance of deferred stock-based compensation being amortized in the second quarter and first six months of fiscal 2006 compared to the second quarter and first six months of fiscal 2005.  For a discussion of the effects of future expensing of stock options, see “Recent Accounting Pronouncements” below.

Amortization and Write-off of Acquired Intangible Assets and Other

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2005	2004	Change	2005	2004	Change
Amortization of acquired intangible assets and other	$19,753	$29,759	(33.6)%	$39,512	$63,017	(37.3)%
% of net revenue	5.1%	10.0%		5.2%	11.1%

In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $434.7 million of acquired intangible assets. In connection with the acquisition of RADLAN in June 2003, we recorded $5.7 million of acquired intangible assets. The acquired intangible assets from the RADLAN acquisition are being amortized over their estimated economic lives of two to five years.

During the first quarter of fiscal year 2005, we entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies.  Under this arrangement, we agreed to make a one-time payment of $13.5 million, which was included in amortization and write-off of acquired intangible assets and other.  During the second quarter of fiscal 2005, we entered into a technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies was included in amortization and write-off of acquired intangible assets and other, while the remaining $15.0 million was capitalized as licensed technology and will be amortized to cost of goods sold over its estimated useful life of five years.  The decrease in amortization and write-off of acquired intangible assets and other in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was due mainly to this $10.0 million charge for payment made on the technology license and non-assert agreement recorded in the second quarter of fiscal 2005.  The decrease in amortization and write-off of acquired intangible assets and other in first six months of fiscal 2006 compared to the first six months of fiscal 2005 was due to $23.5 million of charges for payments made on technology license and non-assert agreements recorded in the first six months of fiscal 2005 as described above.

Interest and Other Income, net

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2005	2004	Change	2005	2004	Change
Interest and other income, net	$4,384	$1,616	171.3%	$7,996	$3,288	143.2%
% of net revenue	1.1%	0.5%		1.0%	0.6%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. The increase in interest and other income, net for the second quarter  and first six months of fiscal 2006 compared to the second quarter and first six months of fiscal 2005 is primarily due to higher interest income due to higher invested cash and marketable securities balances and higher yields on our investments.

Provision for Income Taxes

	Three Months Ended July 31,		Percent	Six Months Ended July 31,		Percent
	2005	2004	Change	2005	2004	Change
Provision for income taxes	$10,841	$6,628	63.6%	$20,192	$12,088	67.0%
% of net revenue	2.8%	2.2%		2.7%	2.1%

Our effective tax rate was 12.3% and 12.5% for the three and six months ended July 31, 2005 compared to 18.8% and 21.9% for the three and six months ended July 31, 2004.  The effective tax rate decreased due to an increase in profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and a decrease in non tax-deductible expenses or other, such as stock based compensation, nondeductible acquisition related expenses and asset impairment.

Liquidity and Capital Resources

Our principal source of liquidity as of July 31, 2005 consisted of $847.1 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $181.0 million for the six months ended July 31, 2005 compared to $81.2 million for the six months ended July 31, 2004. The cash inflow from operations in the six months of fiscal 2006 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first six months of fiscal 2006 included $39.5 million related to amortization of acquired intangible assets, $27.6 million of depreciation and amortization expense and $1.4 million of amortization of stock-based compensation.  Significant working capital changes contributing to positive cash inflow in the first six months of fiscal 2006 included an increase in income taxes payable of $18.1 million resulting from higher taxable income in the first six months of fiscal 2006 and a decrease in inventory of $14.7 million, primarily as a result of the timing of wafer starts at foundries, as well as increased cycle times from our foundry vendors.  Accordingly, the number of days in inventory has decreased at the end of the second quarter of fiscal 2006 to 56 days compared to 62 days at the end of the second quarter of fiscal 2005.  We expect the number of days in inventory to increase in future quarters as we increase our wafer starts and inventory purchases in anticipation of increased customer demand and longer production lead times.

Significant working capital changes offsetting positive cash flows in the first six months of fiscal 2006 included an increase in prepaid and other assets of $65.3 million due primarily to a $60.0 million payment in connection with a capacity reservation agreement with a foundry.  Also contributing to working capital changes offsetting positive cash flow in the first six months of fiscal

2006 was an increase in accounts receivable of $9.3 million primarily due to higher total net revenue in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Although accounts receivable has increased, the days sales outstanding metric, or DSO, has remained consistent at the end of the second quarter of fiscal 2006 at 48 days, as compared to a DSO of 49 days at the end of the second quarter of fiscal 2005.  Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.

During the first six months of fiscal 2005, net cash provided by operating activities was $81.2 million. The cash inflow from operations in the first six months of fiscal 2005 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first six months of fiscal 2005 included $39.5 million related to amortization of acquired intangible assets and other, $19.4 million of depreciation and amortization expense and $2.7 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first six months of fiscal 2005 included an increase of $10.7 million in income tax payable resulting from taxable income in the first six months of fiscal 2005, an increase of $8.3 million in accrued liabilities and other primarily related to an accrual for a technology license and an increase of $7.0 million in accrued employee compensation primarily related to the timing of payroll and higher benefit related obligations as a result of the increase in number of employees.  Significant working capital changes offsetting positive cash flows in the first six months of fiscal 2005 included a $23.5 million decrease in accounts payable due primarily to payments made on outstanding balances during the period.  Inventory increased by $5.3 million primarily as a result of increased volumes of sales and associated purchases of inventory required to meet customer demand. Accounts receivable increased by $24.6 million primarily due to higher total net revenue in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $140.3 million for the first six months of fiscal 2006 and $151.5 million for the first six months of fiscal 2005. The net cash used in investing activities in the first six months of fiscal 2006 was due to purchases of property and equipment of $37.8 million and purchases of short-term investments of $253.0 million, partially offset by the proceeds from the sales and maturities of short-term investments of $150.5 million. The net cash used in investing activities in the first six months of fiscal 2005 was due to purchases of property and equipment of $13.7 million, purchases of short-term investments of $203.0 million and purchases of technology licenses and other of $15.9 million, partially offset by the proceeds from the sales and maturities of short-term investments of $81.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $44.8 million for the six months of fiscal 2006 and $46.9 million for the first six months of fiscal 2005.  In the first six months of fiscal 2006 and 2005, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.  The proceeds from the issuance of common stock are primarily due to the exercises of stock options as a result of the increase in our stock price.  The increase in capital lease obligations is due to additional computer-aided design software licenses, which we have acquired for use in research and development activities.

Contractual Obligations and Commitments

Our relationships with our foundries allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of July 31, 2005, foundries had incurred approximately $122.6 million of manufacturing expenses on our outstanding purchase orders. The purchase obligations are included in outstanding purchase commitments as of July 31, 2005.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on July 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of July 31, 2005, payments totaling $60.0 million (included in prepaid expenses and other current assets) have been made and approximately $1.8 million of the prepayment has been amortized as of July 31, 2005.  At July 31, 2005, remaining commitments under the agreement were approximately $114.2 million.

In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and continues through March 16, 2006. Total rent payments over the term of the lease will be approximately $19.4 million. In February 2002, we consolidated our three existing facilities in California into this new building. The leases on two of our former facilities expired in February 2002 and June 2005, respectively, but we have an ongoing, non-cancelable lease for the remaining facility. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in California into one location. This charge included the remaining lease commitments of these facilities reduced by the estimated sublease income for the duration of the lease term. During the second quarter of fiscal 2004, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $4.0 million as of July 31, 2005.  At July 31, 2005, cash payments of $9.5 million, net of sublease income had been made in connection with this charge. Approximately $4.0 million is accrued for this facilities consolidation charge as of July 31, 2005 of which $0.6 million is the current portion while the long-term portion totaling $3.4 million is payable through 2010.

On June 27, 2003, we completed the acquisition of RADLAN. Upon the closing, we issued a total of 2,635,284 shares of common stock (valued at $24.0 million) and assumed 313,926 vested options (valued at $2.9 million). In addition, we issued warrants to purchase 1,086,366 shares of our common stock at an exercise price of $9.21 per share (valued at $7.5 million). On October 6, 2003, we issued an additional 2,325,582 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 1,023,256 shares of our common stock were reserved for future issuance over a one-year period to former RADLAN shareholders, which was dependent upon our revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of July 31, 2005, all 1,023,256 shares reserved for future issuance to former RADLAN shareholders were issued. Certificates for 614,624 shares earned through August 1, 2004 were issued on December 28, 2004. The remaining 408,632 shares earned subsequent to August 1, 2004 were issued on July 1, 2005.

On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. It is currently intended that the site will be the future location of our U.S. subsidiary. As a result of the purchase of the buildings, we expect to make significant commitments and incur costs to improve the buildings over the next twelve to eighteen months. Based upon our current forecasts, we currently expect to spend approximately $50.0 million to $60.0 million for building improvements over the next twelve months, of which $36.7 million has been committed in the form of non-cancelable purchase orders. The amount that we plan to spend and commit for building improvements is an estimate and may change as the scope of the work is refined and plans are finalized. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to cost of goods sold, research and development, sales and marketing and general and administrative expenses.

We currently intend to fund our short and long-term capital requirements, as well as our liquidity needs, with existing cash, cash equivalents and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements and commitments for at least the next twelve months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalents and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. On August 29, 2005, we announced that we signed a definitive agreement to acquire the hard disk and tape drive controller semiconductor business of QLogic Corporation.  Under terms of the agreement, we will issue a combination of $180.0 million in cash and shares of the Company’s common stock valued at $45.0 million for total consideration of $225.0 million.  We may enter into additional acquisitions or other strategic arrangements in the future, which could also require us to seek additional debt or equity financing, which in turn may be dilutive to our current shareholders. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our contractual obligations as of July 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2006	2007	2008	2009	2010	There- after	Total
	(remaining six months)
Contractual obligations:
Operating leases	$6,701	$6,264	$5,540	$5,926	$5,304	$37,254	$66,989
Capital lease obligations	10,117	13,744	11,860	4,268	—	—	39,989
Purchase commitments to foundries	122,614	—	—	—	—	—	122,614
Capacity reservation commitment	46,000	68,180	—	—	—	—	114,180
Mask purchase commitment	15,000	—	—	—	—	—	15,000
Capital purchase obligations	42,757	—	—	—	—	—	42,757
Total contractual cash obligations	$243,189	$88,188	$17,400	$10,194	$5,304	$37,254	$401,529

Recent Accounting Pronouncements

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

Upon adoption, this statement will have a significant impact on our consolidated financial statements because we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock option and stock purchase plans rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

 In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”).  SAB 107 includes interpretive guidance for the initial implementation of FAS 123R.  We will apply the principles of SAB 107 in conjunction with our adoption of FAS 123R.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3.  The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the adoption of SFAS 154 will have a material impact on our financial position and results of operations.

Related Party Transactions

During the six months ended July 31, 2005 and 2004, we incurred approximately $0.4 million and $0.4 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI. The aircraft provided by ACM to us for such services is owned by Estopia Air LLC (“Estopia Air”). Our Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja, Ph.D, and our Director, Secretary and Executive Vice President, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. The expenses incurred were the result of our use of the aircraft for business travel purposes.  The cost of such usage to us was determined based on market prices.

On February 19, 2005, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), we entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement is on substantially similar terms as other development agreements with other third parties. We recognized approximately $0.8 million of revenue from the development agreement and product revenue during the first six months of fiscal 2006. Total revenue expected to be recognized from the development agreement is $1.0 million. Herbert Chang, one of our directors, is Chairman of the Board, President and Chief Executive Officer of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties.  Dr. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia are indirect shareholders of C2Micro.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, Ph.D., our Chief Technology Officer, is also a shareholder in C2Micro.

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

In the first six months of fiscal 2006, approximately 45% of our net revenue was derived from sales to three customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 18%, Samsung accounted for approximately 14% and Toshiba accounted for approximately 13%. Additionally, Wintech, a distributor, accounted for approximately 11% of our net revenue during the first six months of fiscal 2006. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

In recent years, worldwide economic conditions have been volatile with concerns about inflation, increased reliance on consumer confidence, rising oil prices and the situation in Iraq. The events of September 11, 2001, the continuing international conflicts and terrorist acts, continued increases in the price of oil, and the possibility of an extended United States presence in Iraq can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities.

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

For the past four years, we have been able to report significant sequential quarterly growth in revenues; however, our revenues have grown at a slower sequential rate in the past four sequential quarters ending with the second quarter of fiscal 2006 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

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

On August 29, 2005, we signed a definitive agreement to acquire the hard disk and tape drive controller semiconductor business of QLogic Corporation.  Under terms of the agreement, we will issue a combination of $180.0 million in cash and shares of our common stock valued at $45.0 million for total consideration of $225.0 million.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the past few years, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.5 billion as of July 31, 2005. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

As of August 31, 2005, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 22% of the outstanding shares our common stock. Additionally, Sehat Sutardja Ph.D. and Weili Dai are husband and wife and Sehat Sutardja Ph.D. and Pantas Sutardja Ph.D. are brothers. All three are directors and together they held approximately 21% of our outstanding common stock as of August 31, 2005. As a result, if the directors and officers as a group or any of Sehat Sutardja Ph.D., Weili Dai and Pantas Sutardja Ph.D. act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

We are currently implementing, and also plan to implement, new modules of our ERP system in the future. Implementation of new modules of an ERP system is a very complex, costly and time-consuming process. Any unforeseen delays or difficulties after we begin transacting on the modified system or in performing financial closes on, or upgrades to the systems, may divert the attention of management and other employees and disrupt our ongoing business and could have a material adverse impact on our financial condition and results of operations.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 94% of our net revenue in the first six months of fiscal 2006, and represented 93% and 90% of our net revenue in fiscal 2005 and 2004, respectively.

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

The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that our gross profits on our products are likely to decrease over the next fiscal year below levels we have historically experienced due to (i) pricing pressures from our customers, (ii) an increase in sales of storage SOCs, which typically have lower margins than standalone read channel devices, and (iii) an increase in sales of wireless and other products into consumer application markets, which are highly competitive and cost sensitive.

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

The integrated circuit industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has in the past experienced significant downturns. These downturns are often connected with, or in anticipation of, maturing product cycles of both integrated circuit companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in us having excess inventory. Furthermore, any upturn in the integrated circuit industry could result in increased competition for access to third-party foundry, assembly and test capacity.

We must keep pace with rapid technological change and evolving industry standards in the semiconductor industry to remain competitive.

Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers’ changing demands. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets we serve and to introduce and promote those products successfully.

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

On September 5, 2001, a putative class action was filed in the Southern District of New York relating to our initial public offering, or IPO. In this action, the plaintiffs named several defendants including Marvell and two of our officers, one of whom is also a director. This complaint relating to our IPO has been consolidated with hundreds of other lawsuits by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. Plaintiffs allege that defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In these actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. A Consolidated Amended Class Action Complaint against Marvell and two of our officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Plaintiff’s Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A).  On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order.  The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members.  These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of July 31, 2005 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2006 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2006	2007	2008	2009	2010	Total	Fair Value
Variable Rate	$392,202	$—	$—	$—	$—	$392,202	$392,202
Average Interest Rate	3.39%	—	—	—	—	3.39%
Fixed Rate	$21,495	$125,792	$38,253	$20,268	$—	$205,808	$202,875
Average Interest Rate	1.82%	2.69%	3.05%	3.57%	—	2.75%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of July 31, 2005 would have an immaterial effect on our financial position, results of operations and cash flows.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $11.3 million at July 31, 2005, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Plaintiff’s Securities Law Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A).  On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order.  The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members.  Based on currently available information, we do not believe that the ultimate disposition of the lawsuit will have a material adverse impact on our business, results of operations or financial condition. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling, if the settlement proposal is not concluded, could include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial condition or cash flows for the period in which the ruling occurs, or future periods. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

On June 21, 2005, we filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees.  Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to Marvell technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights.  The cross complaint seeks declaratory judgment that our technology does not incorporate any of Jasmine’s alleged technology.  The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology.  We intend to prosecute the cross complaint against Jasmine and its personnel vigorously.  We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

On March 11, 2004, Trinity Technologies, Inc. (“Trinity”) filed a lawsuit against our subsidiary, Marvell Semiconductor, Inc., (“MSI”) in the Superior Court of California, alleging violations of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990, as well as breach of contract, breach of the implied covenant of good faith and fair dealing and fraud in connection with the termination by MSI of certain agreements it had entered into with Trinity. The complaint seeks declaratory relief, $25.0 million in monetary damages, special and punitive damages and trebling of damages as well as costs and attorneys’ fees. By order entered January 25, 2005, the court granted our motion for summary adjudication and dismissed one claim for violation of a statute, in which plaintiff sought damages exceeding $12 million.  On August 29, 2005, the case was settled and a dismissal of the entire action with prejudice is to be entered.  The terms of the settlement are confidential, but it will have no material adverse effect on our business, results of operations, financial condition or cash flows.

On October 7, 2004, Realtek Semiconductor Corporation (“Realtek”) filed a lawsuit against Marvell Technology Group Ltd. (“MTGL”) and MSI in the U.S. District Court for the Northern District of California (“the Court”), alleging that certain Marvell products infringe one of Realtek’s patents.  The parties stipulated to the dismissal of MTGL, leaving the lawsuit between Realtek and MSI.  Certain of the accused Marvell products were made and sold before Realtek’s patent was filed.  On July 15, 2005, MSI filed a motion requesting summary judgment that Realtek’s patent was invalid.  In response to that motion, on July 28, 2005 Realtek provided MSI with a Covenant Not To Sue for patent infringement of the Realtek patent in-suit as against any Marvell product now made or ever made.  In response to Realtek’s Covenant Not to Sue and a request by Realtek, on August 12, 2005, the Court entered an order dismissing the underlying patent infringement action, but allowing MSI to file a motion seeking fees, costs, and other sanctions.  On August 26, 2005 MSI filed a motion against Realtek seeking fees, costs, and other sanctions.  The hearing for this motion has not yet occurred.

On October 11, 2004 Realtek filed a lawsuit similar to the Northern District lawsuit in Taiwan.  On December 17, 2004, Marvell International Ltd. initiated a patent infringement action in the United States International Trade Commission (“ITC”), alleging that Realtek infringes two Marvell patents.  Effective August 17, 2005, the parties entered a Confidential Settlement Agreement.  On August 29, 2005, Realtek publicly announced that it will drop the case it initiated in Taiwan.  On August 31, 2005, Marvell filed a motion initiating the dismissal of the case it brought in the ITC.  On September 2, 2005 Realtek filed the necessary papers in the courts in Taiwan to dismiss its Taiwan lawsuit against Marvell.  The terms of the settlement are confidential, but it will have no material adverse effect on our business, results of operations, financial condition or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our 2005 Annual General Meeting of Shareholders held on June 10, 2005, the following proposals were adopted by the margins indicated.

1.               To elect one director constituting Class 2 of our Board of Directors, to hold office for a three-year term and until their successor is duly elected and qualified.

	Votes For	Votes Abstained

Kuo Wei (Herbert) Chang	183,909,982	60,745,792

Other directors whose term of office as a director continued after the Annual General Meeting were Dr. John M. Cioffi, Weili Dai, Dr. Paul R. Gray, Douglas King, Dr. Pantas Sutardja and Dr. Sehat Sutardja.

2.               To re-appoint PricewaterhouseCoopers LLP as our independent registered public accounting firm for our 2006 fiscal year ending January 28, 2006.

Votes for:	244,446,096
Votes against:	189,939
Votes abstained:	19,739

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)      The following exhibits are filed as part of this report:

2.1	Asset Purchase Agreement dated as of August 29, 2005, by and among QLogic Corporation, Marvell Technology Group Ltd. and Marvell International Ltd.
10.24	Amended and Restated 1995 Stock Option Plan
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja, Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

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

MARVELL TECHNOLOGY GROUP LTD.

September 8, 2005	By:	/s/ GEORGE A. HERVEY
Date		George A. Hervey
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated as of August 29, 2005, by and among QLogic Corporation, Marvell Technology Group Ltd. and Marvell International Ltd.
10.24	Amended and Restated 1995 Stock Option Plan
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja, Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

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