Form 10-Q
period 2005-10-29
MARVELL TECHNOLOGY GROUP LTD
filed 2005-12-07
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2005

or

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

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Shares Outstanding of the Registrant’s Common Stock

Class	Outstanding at November 30, 2005
Common stock, $0.002 par value	286,892,020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	October 31, 2005	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$464,859	$166,471
Short-term investments	450,007	493,543
Accounts receivable, net of allowances of $3,035 and $3,132	253,337	200,954
Inventories	149,929	128,889
Prepaid expenses and other current assets	91,450	15,144
Deferred income taxes	12,793	12,793
Total current assets	1,422,375	1,017,794
Property and equipment, net	222,315	161,770
Goodwill	1,480,225	1,480,225
Acquired intangible assets	21,153	80,411
Other noncurrent assets	71,753	48,762
Total assets	$3,217,821	$2,788,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,169	$129,728
Accrued liabilities	23,822	20,604
Accrued employee compensation	34,499	32,136
Income taxes payable	3,198	3,195
Deferred income	25,792	15,938
Current portion of capital lease obligations	13,946	13,204
Total current liabilities	291,426	214,805
Capital lease obligations, net of current portion	18,314	11,590
Non-current income taxes payable	76,207	46,648
Other long-term liabilities	33,379	18,489
Total liabilities	419,326	291,532
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.002 par value; 492,000 shares authorized; 284,273 and 277,602 shares issued and outstanding	568	555
Additional paid-in capital	3,100,861	3,035,200
Deferred stock-based compensation	(1,489)	(3,400)
Accumulated other comprehensive loss	(2,207)	(1,807)
Accumulated deficit	(299,238)	(533,118)
Total shareholders’ equity	2,798,495	2,497,430
Total liabilities and shareholders’ equity	$3,217,821	$2,788,962

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net revenue	$426,026	$317,583	$1,181,250	$884,314
Operating costs and expenses:
Cost of goods sold (1)	197,077	150,260	555,967	419,001
Research and development (1)	77,689	66,378	222,751	193,686
Selling and marketing (1)	21,634	19,381	63,898	57,966
General and administrative (1)	9,029	9,330	24,107	23,829
Amortization of stock-based compensation	465	837	1,853	3,497
Amortization and write-off of acquired intangible assets and other	19,746	19,758	59,258	82,775
Facilities consolidation charge	—	2,414	—	2,414
Total operating costs and expenses	325,640	268,358	927,834	783,168
Operating income	100,386	49,225	253,416	101,146
Interest and other income, net	5,244	1,770	13,240	5,058
Income before income taxes	105,630	50,995	266,656	106,204
Provision for income taxes	12,584	7,400	32,776	19,488
Net income	$93,046	$43,595	$233,880	$86,716
Net income per share:
Basic	$0.33	$0.16	$0.83	$0.32
Diluted	$0.29	$0.15	$0.75	$0.29
Weighted average shares:
Basic	283,655	271,069	281,121	267,731
Diluted	316,215	300,649	313,352	296,616

(1) Excludes amortization of stock-based compensation as follows:

Cost of goods sold	$4	$16	$16	$76
Research and development	309	515	1,188	2,100
Selling and marketing	43	104	311	527
General and administrative	109	202	338	794
	$465	$837	$1,853	$3,497

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net income	$233,880	$86,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,840	30,703
Amortization of stock-based compensation	1,853	3,497
Amortization and write-off of acquired intangible assets	59,258	59,275
Facilities consolidation charge	—	2,414
Changes in assets and liabilities:
Accounts receivable	(52,383)	(54,381)
Inventories	(21,040)	(16,193)
Prepaid expenses and other assets	(105,044)	571
Accounts payable	60,441	5,467
Accrued liabilities and other	3,358	7,699
Accrued employee compensation	2,363	11,569
Income taxes payable	29,562	17,421
Deferred income	9,854	(1,060)
Net cash provided by operating activities	263,942	153,698
Cash flows from investing activities:
Purchases of short-term investments	(490,811)	(298,982)
Sales and maturities of short-term investments	533,876	100,841
Purchases of property and equipment	(62,309)	(23,753)
Purchases of technology licenses and other	—	(18,494)
Net cash used in investing activities	(19,244)	(240,388)
Cash flows from financing activities:
Proceeds from the issuance of common stock	65,732	89,849
Principal payments on capital lease obligations	(12,042)	(9,026)
Net cash provided by financing activities	53,690	80,823
Net increase (decrease) in cash and cash equivalents	298,388	(5,867)
Cash and cash equivalents at beginning of period	166,471	173,969
Cash and cash equivalents at end of period	$464,859	$168,102
Supplemental cash flow information:
Acquisition of property and equipment under capital lease obligations	$19,797	$4,868
Long-term assets under construction	$14,750	$—

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position as of October 31, 2005, the results of its operations for the three and nine months ended October 31, 2005 and 2004, and its cash flows for the nine months ended October 31, 2005 and 2004. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005. The results of operations for the three and nine months ended October 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.  However, some of the Company’s sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return is deferred until the distributors ship the product to end customers. Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms.

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

	Three Months Ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Net income:
As reported	$93,046	$43,595	$233,880	$86,716
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effects	465	837	1,943	3,497
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(36,109)	(30,980)	(103,998)	(101,910)
Pro forma	$57,402	$13,452	$131,825	$(11,697)
Basic net income (loss) per share:
As reported	$0.33	$0.16	$0.84	$0.32
Pro forma	$0.20	$0.05	$0.47	$(0.04)
Diluted net income (loss) per share:
As reported	$0.29	$0.15	$0.75	$0.29
Pro forma	$0.19	$0.05	$0.43	$(0.04)

Reclassifications

Certain amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. Supplemental Financial Information

Available-for-sale investments

The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

		October 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$57,447	$—	$(638)	$56,809
Auction rate securities	309,484	—	—	309,484
U.S. Federal, State, county and municipal debt securities	110,505	—	(1,801)	108,704
	477,436	—	(2,439)	474,997
Less: amounts classified as cash equivalents	(24,990)	—	—	(24,990)
Short-term investments	$452,446	$—	$(2,439)	$450,007

		January 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$73,338	$1	$(925)	$72,414
Auction rate securities	298,101	—	—	298,101
U.S. Federal, State, county and municipal debt securities	124,073	3	(1,048)	123,028
Short-term investments	$495,512	$4	$(1,973)	$493,543

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at October 31, 2005 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,819	$31,792
Due between one and five years	136,133	133,721
Due over five years	309,484	309,484
	$477,436	$474,997

The Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of October 31, 2004 and for all prior periods presented. The reclassifications have no effect on previously disclosed net income (loss), shareholders’ equity or operating cash flows.  The following table summarizes the cash and cash equivalent and short-term investment balances as previously reported and as reclassified as of the nine months ended October 31, 2004 (in thousands):

	Cash and Cash Equivalents		Short-Term Investments
	As Reported	As Reclassified	As Reported	As Reclassified
Nine months ended:
October 31, 2004	$391,830	$168,102	$185,461	$409,189

As a result of these changes, the Company reclassified the following line items in the Statements of Cash Flows for the nine months ended October 31, 2004 (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Nine months ended October 31, 2004:
Purchases of short-term investments	$(88,070)	$(298,982)
Sales and maturities of short-term investments	$63,227	$100,841
Net cash used in investing activities	$(67,090)	$(240,388)
Net increase (decrease) in cash and cash equivalents	$167,431	$(5,867)

Included in the Company’s available-for-sale investments are fixed income securities. As market yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are primarily due to changes in interest rates and bond yields. The Company does not believe any unrealized losses represent an other-than temporary impairment based on its evaluation of available evidence.  The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2005 (in thousands):

	Continuous Unrealized Losses
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$5,170	$(75)	$27,288	$(563)	$32,458	$(638)
U.S. Federal, State, county and municipal debt securities	22,296	(306)	88,209	(1,495)	110,505	(1,801)
Total temporarily impaired securities	$27,466	$(381)	$115,497	$(2,058)	$142,963	$(2,439)

Inventories

The components of inventory are presented in the following table (in thousands):

	October 31, 2005	January 31, 2005
Work-in-process	$83,165	$63,027
Finished goods	66,764	65,862
	$149,929	$128,889

Prepaid and other current assets

The following table presents details of prepaids and other current assets (in thousands):

	October 31, 2005	January 31, 2005

Prepayments for foundry capacity	$64,300	$—
Receivable from foundry	10,560	—
Other	16,590	15,144
	$91,450	$15,144

Property and equipment, net

	October 31,	January 31,
	2005	2005
Property and equipment, net (in thousands):
Machinery and equipment	$125,771	$105,237
Computer software	92,994	79,494
Furniture and fixtures	9,611	8,430
Leasehold improvements	11,952	11,354
Buildings	7,269	7,096
Land	51,500	51,500
Construction in progress	67,011	16,471
	366,108	279,582
Less: Accumulated depreciation and amortization	(143,793)	(117,812)
	$222,315	$161,770

Goodwill and purchased intangible assets

The carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of October 31, 2005			As of January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$394,715	$(373,668)	$21,047	$394,715	$(314,460)	$80,255
Trade name	100	(100)	—	100	(80)	20
Customer contracts	200	(94)	106	200	(64)	136
Total identified intangible assets	395,015	(373,862)	21,153	395,015	(314,604)	80,411
Goodwill	1,828,131	(347,906)	1,480,225	1,828,131	(347,906)	1,480,225
Total intangible assets	$2,223,146	$(721,768)	$1,501,378	$2,223,146	$(662,510)	$1,560,636

Identified intangible assets consist of purchased technology, trade name, and customer contracts and related relationships. Purchased technology and customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of five years. The aggregate amortization expense of identified intangible assets was $59.3 million in both the first nine months of fiscal 2006 and 2005.  The estimated total annual amortization expenses of acquired intangible assets is $18.2 million for the remaining three months of fiscal 2006, $1.2 million for both fiscal 2007 and 2008 and $0.5 million for fiscal 2009.

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

Other long-term liabilities

The following table presents details of other long-term liabilities (in thousands):

	October 31, 2005	January 31, 2005

Long-term facilities consolidation charge	$3,232	$3,793
Accrued severance	12,557	11,196
Long-term assets under construction and other	17,590	3,500
	$33,379	$18,489

Warranty accrual

The following table presents changes in the warranty accrual during the nine months ended October 31, 2005 and 2004, (in thousands):

	October 31, 2005	October 31, 2004
Warranty accrual (included in accrued liabilities):
Beginning balance	$1,571	$812
Warranties issued	2,647	513
Settlements	(415)	(528)
Ending balance	$3,803	$797

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Numerator:
Net income	$93,046	$43,595	$233,880	$86,716
Denominator:
Weighted average shares of common stock outstanding	283,655	271,085	281,121	267,777
Less: unvested common shares subject to repurchase	—	(16)	—	(46)
Weighted average shares — basic	283,655	271,069	281,121	267,731
Effect of dilutive securities
Unvested common shares subject to repurchase	—	16	—	46
Warrants	843	692	823	659
Contingently issuable shares	—	1,023	228	1,023
Common stock options and other	31,717	27,849	31,180	27,157
Weighted average shares — diluted	316,215	300,649	313,352	296,616
Basic net income per share	$0.33	$0.16	$0.83	$0.32
Diluted net income per share	$0.29	$0.15	$0.75	$0.29

Options to purchase 288,691 common shares at a weighted average exercise price of $46.50 have been excluded from the computation of diluted net income per share for the three months ended October 31, 2005 and options to purchase 323,482 common shares at a weighted average exercise price of $44.52 have been excluded from the computation of diluted net income per share for the nine months ended October 31, 2005 because their exercise prices were greater than the average market price of the common shares for the period.

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

Comprehensive income

The components of comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net income	$93,046	$43,595	$233,880	$86,716
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments and other	475	1,066	(400)	(1,255)
Total comprehensive income	$93,521	$44,661	$233,480	$85,461

Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

3. Acquisitions

On June 27, 2003, the Company completed the acquisition of RADLAN Computer Communications Ltd. (RADLAN). Upon the closing, the Company issued a total of 2,635,284 shares of common stock (valued at $24.0 million) and assumed 313,926 vested options (valued at $2.9 million). In addition, the Company issued warrants to purchase 1,086,366 shares of its common stock at an exercise price of $9.21 per share (valued at $7.5 million). On October 6, 2003, the Company issued an additional 2,325,582 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 1,023,256 shares of the Company’s common stock were reserved for future issuance over a one-year period to former RADLAN shareholders, which was dependent upon the Company’s revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of October 31, 2005, all 1,023,256 shares reserved for future issuance to former RADLAN shareholders were issued. Certificates for 614,624 shares earned through August 1, 2004 were issued on December 28, 2004. The remaining 408,632 shares earned subsequent to August 1, 2004 were issued on July 1, 2005.

On August 29, 2005, the Company announced that it had signed a definitive agreement to acquire the Hard Disk and Tape Drive Controller semiconductor business of QLogic Corporation.  Under terms of the agreement, the Company will issue a combination of $180.0 million in cash and 980,499 shares of the Company’s common stock valued at $45.0 million for total consideration of $225.0 million.  The Company may record a one-time charge for purchased in-process research and development expenses related to the acquisition.  The amount of that charge, if any, and the period in which it would be recorded has not yet been determined.  See Note 8 for additional information.

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

As of October 31, 2005, cash payments of $9.6 million, net of sublease income, had been made in connection with these charges relating to the consolidation of the Company’s facilities in California. Approximately $3.8 million is accrued for this facilities consolidation charge as of October 31, 2005, of which $0.6 million is the current portion included in accrued liabilities, while the long-term portion, totaling $3.2 million, is payable through 2010 and is included in other long-term liabilities.

A summary of the facilities consolidation accrual related to the fiscal 2003 charge during the nine months ended October 31, 2005 is as follows (in thousands):

	Balance at January 31, 2005	Net Cash Payments	Non-Cash Charges	Remaining Liability at October 31, 2005
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$5,053	$(1,211)	$—	$3,842

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

5. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for the Company’s consolidated financial statements is its quarter ending April 30, 2006.

Upon adoption, this statement will have a material and adverse effect on the Company’s consolidated financial statements because the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock option and stock purchase plans rather than disclose the impact on its consolidated net income within the footnotes as is the Company’s current practice (see Note 1). The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”).  SAB 107 includes interpretive guidance for the initial implementation of FAS 123R.  The Company intends to apply the principles of SAB 107 in conjunction with its adoption of FAS 123R.

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

6. Commitments and Contingencies

Purchase Commitments

The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but requires repayment of all expenses incurred through the date of cancellation. As of October 31, 2005, foundries had incurred approximately $157.3 million of manufacturing expenses on the Company’s outstanding purchase orders. As of October 31, 2005, the Company also had approximately $62.5 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and half years beginning on July 1, 2005.  In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of October 31, 2005, payments totaling $83.0 million (included in prepaid expenses and other current assets and other noncurrent assets) have been made and approximately $10.6 million of the prepayment has been utilized as of the nine months ending October 31, 2005.  At October 31, 2005, remaining commitments under the agreement were approximately $91.2 million.

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

On June 21, 2005, the Company filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees.  The cross complaint was later amended to name two individual officers of Jasmine.  Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to Marvell technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights.  The cross complaint seeks declaratory judgment that Marvell’s technology does not incorporate any of Jasmine’s alleged technology.  The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology.  The Company intends to prosecute the cross complaint against Jasmine and its personnel vigorously.  The Company cannot predict the outcome of this litigation. Any litigation could be costly, divert Company management’s attention and could have a material adverse effect on its business, results of operations, financial condition or cash flows.

On October 7, 2004, Realtek Semiconductor Corporation (“Realtek”) filed a lawsuit against Marvell Technology Group Ltd. (“MTGL”) and MSI in the U.S. District Court for the Northern District of California (“the Court”), alleging that certain Marvell products infringe one of Realtek’s patents.  The parties stipulated to the dismissal of MTGL, leaving the lawsuit between Realtek and MSI.  Certain of the accused Marvell products were made and sold before Realtek’s patent was filed.  On July 15, 2005, MSI filed a motion requesting summary judgment that Realtek’s patent was invalid.  In response to that motion, on July 28, 2005 Realtek provided MSI with a Covenant Not To Sue for patent infringement of the Realtek patent in-suit as against any Marvell product now made or ever made.  In response to Realtek’s Covenant Not to Sue and a request by Realtek, on August 12, 2005, the Court entered an order dismissing the underlying patent infringement action, but allowing MSI to file a motion seeking fees, costs, and other sanctions.  On August 26, 2005 MSI filed a motion against Realtek seeking fees, costs, and other sanctions.  On November 21, 2005, the Court found that Realtek brought the litigation in bad faith and that the litigation was baseless.  As a result, the Court granted MSI’s motion and awarded MSI $0.5 million as compensation for all of the attorneys’ fees and costs it expended in defending the litigation.  The matter is now closed.

On October 11, 2004 Realtek filed a lawsuit similar to the Northern District lawsuit in Taiwan.  On December 17, 2004, Marvell International Ltd. initiated a patent infringement action in the United States International Trade Commission (“ITC”), alleging that Realtek infringes two Marvell patents.  Effective August 17, 2005, the parties entered a Confidential Settlement Agreement.  On August 29, 2005, Realtek publicly announced that it will drop the case it initiated in Taiwan.  On August 31, 2005, Marvell filed a motion initiating the dismissal of the case it brought in the ITC, and on September 19, 2005 the ITC judge issued a final order dismissing the case.  On September 2, 2005 Realtek filed the necessary papers in the courts in Taiwan to dismiss its Taiwan lawsuit against Marvell, and on September 6, 2005 the Taiwan court dismissed the case.  The terms of the settlement are confidential, but it will have no material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

7. Related Party Transactions

During the nine months ended October 31, 2005 and 2004, the Company incurred approximately $0.6 million and $0.5 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI. The aircraft provided by ACM to the Company for such services is owned by Estopia Air LLC (“Estopia Air”). The Company’s Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja, Ph.D, and the Company’s Director, Secretary and Executive Vice President, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. The expenses incurred were the result of the Company’s use of the aircraft for business travel purposes.  The cost of such usage to the Company was determined based on market prices.

On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd., entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement is on substantially similar terms as other development agreements with other third parties. The Company recognized approximately $0.8 million of revenue from the development agreement and product revenue during the first nine months fiscal 2006.  Herbert Chang, one of the Company’s directors, is Chairman of the Board, President and Chief Executive Officer of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja, Ph.D. and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties.  The Company invoiced and deferred $0.4 million of revenue from C2 Microsystems during the nine months ended October 31, 2005.  Dr. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia are indirect shareholders of C2Micro.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, Ph.D., the Company’s Chief Technology Officer, is also a shareholder in C2Micro.

8. Subsequent Event

On November 4, 2005, the Company completed the acquisition of the Hard Disk and Tape Drive Controller semiconductor business of QLogic Corporation (“QLogic”).  The acquisition was completed in accordance with the terms and conditions of an Asset Purchase Agreement dated August 29, 2005 (the “Agreement”).  Under the terms of the Agreement, in exchange for certain assets and intellectual property of QLogic, the Company paid $180.0 million in cash and issued 980,499 shares of its common stock to QLogic valued at $45.0 million for total consideration of $225.0 million.  Pursuant to the Agreement, on the closing date, the Company placed a portion of the shares in escrow as security for its indemnification rights under the Agreement.  The shares of Company common stock were issued pursuant to an exemption under the Securities Act of 1933.

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

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We were founded in 1995. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. The acquisition was accounted for using the purchase method of accounting, and the operating results of MSIL have been included in our consolidated financial statements from the date of acquisition. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $134.7 million.  On November 4, 2005, we acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation, for aggregate consideration of approximately $225.0 million.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold*	46.3	47.3	47.1	47.4
Research and development*	18.2	20.9	18.8	21.9
Selling and marketing*	5.1	6.1	5.4	6.5
General and administrative*	2.1	2.9	2.0	2.7
Amortization of stock-based compensation	0.1	0.3	0.2	0.4
Amortization and write-off of acquired intangible assets and other	4.6	6.2	5.0	9.4
Facilities consolidation charge	—	0.8	—	0.3
Total operating costs and expenses	76.4	84.5	78.5	88.6
Operating income	23.6	15.5	21.5	11.4
Interest and other income, net	1.2	0.5	1.1	0.6
Income before income taxes	24.8	16.0	22.6	12.0
Provision for income taxes	3.0	2.3	2.8	2.2
Net income	21.8%	13.7%	19.8%	9.8%

*            Excludes stock-based compensation

Three and nine months ended October 31, 2005 and 2004

Net Revenue

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2005	2004	Change	2005	2004	Change
Net revenue	$426,026	$317,583	34.1%	$1,181,250	$884,314	33.6%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increases in net revenue in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 reflects a significant increase in volume of shipments of our storage System-on-Chips, or SOCs, which increased $86.3 million, wireless products, which increased $18.2 million, and system controllers, which increased $6.4 million.  The increases in net revenue in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 reflects a significant increase in volume of shipments of our storage SOCs, which increased $223.2 million, wireless products, which increased $51.2 million, and system controllers, which increased $19.1 million.  The increases in net revenue are primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers, increased market share gains in the PC desktop and consumer product markets with our storage SOC products and volume of shipments of our wireless products and system controllers from new design wins.  Revenue derived from development contracts decreased in absolute dollars during the third quarter and first nine months of fiscal 2006 as compared to the third quarter and first nine months of fiscal 2005, and represented less than 10% of net revenue for each period.

We expect that revenue for fiscal 2006 will continue to increase on a quarterly basis from the level of revenue that we have previously reported in fiscal 2006 due to increases in shipments and volume production of our storage SOCs into the PC desktop and consumer product markets, increases in shipments of our wireless products from new consumer market design wins, increases in shipments of our system controllers and Gigabit Ethernet products and increases in revenue from sales of hard disk controller products acquired from the Hard Disk and Tape Drive Controller semiconductor business of QLogic Corporation.

A portion of our revenue is concentrated with a relatively small number of customers.  For both of the three and nine months ended October 31, 2005, three customers each represented more than 10% of our net revenues for a combined total of 45% of our net revenue.  For both of the three and nine months ended October 31, 2004, two customers each represented more than 10% of our net revenue for a combined total of 42% of our net revenue.  In addition, one distributor accounted for approximately 12% and 11% of our net revenue in the three and nine months ended October 31, 2005, respectively and the same distributor accounted for 11% and 10% of our net revenue in the three and nine months ended October 31, 2004, respectively.

Because we sell our products to many original equipment manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 94% for both of the three and nine months ended October 31, 2005, respectively, whiles sales to customers located in Asia represented 91% and 92% for the three and nine months ended October 31, 2004, respectively.  The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in United States dollars.

Cost of Goods Sold

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2005	2004	Change	2005	2004	Change
Cost of goods sold	$197,077	$150,260	31.2%	$555,967	$419,001	32.7%
% of net revenue	46.3%	47.3%		47.1%	47.4%
Gross margin	53.7%	52.7%		52.9%	52.6%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The increase in gross margin percentage in the three months ended October 31, 2005 compared to the three months ended October 31, 2004 was primarily due to product cost savings resulting from the benefits of favorable foundry pricing, manufacturing efficiencies and better yields from our foundries and to a lesser extent, a product mix change, which included production ramps of our storage SOCs.  The increase in gross margin percentage in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004 was primarily due to product cost savings from manufacturing efficiencies and better yields from our foundries and to a lesser extent, a product mix change, which included production ramps of our storage SOCs.  Our gross margins are primarily driven by product mix; however, our margins may fluctuate in future periods due to, among other things, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

Research and Development

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2005	2004	Change	2005	2004	Change
Research and development	$77,689	$66,378	17.0%	$222,751	$193,686	15.0%
% of net revenue	18.2%	20.9%		18.8%	21.9%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was primarily due to the net hiring of additional development personnel, which contributed to an increase in salary and related costs of $7.4 million. Additionally, we incurred increased costs for depreciation and amortization expense of $1.5 million arising from purchases of property, equipment and technology licenses, increased tooling and engineering equipment expenses of $0.8 million, increased costs of $0.4 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $3.0 million related to our expanding operations.  Offsetting the increase in research and development expense was decreased costs of $2.4 million for prototype and related product tape-out costs, primarily due to the timing and quantity of tape-outs in the comparable quarters.

The increase in research and development expense in absolute dollars in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was primarily due to the net hiring of additional development personnel, which contributed to an increase in salary and related costs of $18.6 million. Additionally, we incurred increased costs for depreciation and amortization expense of $5.6 million arising from purchases of property, equipment and technology licenses, increased costs of $1.7 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $6.3 million related to our expanding operations.  Offsetting the increase in research and development expense was decreased costs of $5.2 million for prototype and related product tape-out costs, primarily due to the timing and quantity of tape-outs in the comparable periods.

We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new and more complex products and systems, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel including absorbing the personnel from our acquisitions.

Selling and Marketing

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2005	2004	Change	2005	2004	Change
Selling and marketing	$21,634	$19,381	11.6%	$63,898	$57,966	10.2%
% of net revenue	5.1%	6.1%		5.4%	6.5%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was primarily due to the net hiring of additional sales and marketing personnel, which contributed to an increase in salary and related costs of $1.4 million.  Additionally, we incurred increased commission costs of $0.5 million due primarily to an increase in sales.

The increase in selling and marketing expense in absolute dollars in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was primarily due to the net hiring of additional sales and marketing personnel, which contributed to an increase in salary and related costs of $4.0 million.  Additionally, we incurred increased commission costs of $1.0 million due primarily to an increase in sales as well as other costs of $0.9 million related to our expanding sales and marketing activities as we broaden our customer and product base.

We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts in emerging product markets such as power management and consumer applications for our wireless and storage products.

General and Administrative

	Three Months Ended October 31,		Percent	Nine months ended October 31,		Percent
	2005	2004	Change	2005	2004	Change
General and administrative	$9,029	$9,330	(3.2)%	$24,107	$23,829	1.2%
% of net revenue	2.1%	2.9%		2.0%	2.7%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations.  The decrease in general and administrative expense in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was due to a decrease of $1.3 million in legal fees and a $0.8 million decrease in professional fees.   The decrease in legal fees is due to the resolution of various legal matters as well as the hiring of additional personnel resulting in lower external legal fees.  The decrease in professional fees is due to the hiring of additional personnel resulting in lower professional fees from outside service providers.  Offsetting the decrease in absolute dollars in general administrative expense was an increase in salary and related costs of $1.6 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, due primarily to the net hiring of additional general and administrative personnel.

The increase in absolute dollars in general and administrative expense in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was primarily due to the net hiring of additional administrative personnel, which contributed to an increase in salaries and related costs of $3.2 million.  Offsetting the increase in general and administrative expense was a $3.0 million decrease in legal fees due to lower licensing fee payments and the hiring of additional personnel resulting in lower legal fees.

We expect that general and administrative expenses will increase in absolute dollars in future periods as we spend on our increasing infrastructure to support expanding operations.

Amortization of Stock-Based Compensation

	Three Months Ended October 31,		Percent	Nine months ended October 31,		Percent
	2005	2004	Change	2005	2004	Change
Amortization of stock-based compensation	$465	$837	(44.4)%	$1,853	$3,497	(47.0)%
% of net revenue	0.1%	0.3%		0.2%	0.4%

We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the assumption and grant of stock options as a result of our acquisitions. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. The decrease in amortization expense in both absolute dollars and percentage of net revenue in the third quarter of fiscal 2006 and first nine months of fiscal 2006 compared to the third quarter of fiscal 2005 and first nine months of fiscal 2005 primarily resulted from a lower balance of deferred stock-based compensation being amortized in the third quarter and first nine months of fiscal 2006 compared to the third quarter and first nine months of fiscal 2005.  For a discussion of the effects of future expensing of stock options, see “Recent Accounting Pronouncements” below.

Amortization and Write-off of Acquired Intangible Assets and Other

	Three Months Ended October 31,		Percent	Nine months ended October 31,		Percent
	2005	2004	Change	2005	2004	Change
Amortization of acquired intangible assets and other	$19,746	$19,758	—%	$59,258	$82,775	(28.4)%
% of net revenue	4.6%	6.2%		5.0%	9.4%

In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $434.7 million of acquired intangible assets. In connection with the acquisition of RADLAN in June 2003, we recorded $5.7 million of acquired intangible assets. The acquired intangible assets from the RADLAN acquisition are being amortized over their estimated economic lives of two to five years.

During the first quarter of fiscal year 2005, we entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies.  Under this arrangement, we agreed to make a one-time payment of $13.5 million, which was included in amortization and write-off of acquired intangible assets and other.  During the third quarter of fiscal 2005, we entered into a technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies was included in amortization and write-off of acquired intangible assets and other, while the remaining $15.0 million was capitalized as licensed technology and will be amortized to cost of goods sold over its estimated useful life of five years.  The decrease in amortization and write-off of acquired intangible assets and other in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was due mainly to this $10.0 million charge for payment made on the technology license and non-assert agreement recorded in the third quarter of fiscal 2005.  The decrease in amortization and write-off of acquired intangible assets and other in first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was due to $23.5 million of charges for payments made on technology license and non-assert agreements recorded in the first nine months of fiscal 2005 as described above.

Facilities Consolidation Charge

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2005	2004	Change	2005	2004	Change
Facilities consolidation charge	$—	$2,414	(100.0)%	$—	$2,414	(100.0)%
% of net revenue	—%	0.8%		—%	0.3%

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

Interest and Other Income, net

	Three Months Ended October 31,		Percent	Nine months ended October 31,		Percent
	2005	2004	Change	2005	2004	Change
Interest and other income, net	$5,244	$1,770	196.3%	$13,240	$5,058	161.8%
% of net revenue	1.2%	0.5%		1.1%	0.6%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. The increase in interest and other income, net for the third quarter and first nine months of fiscal 2006 compared to the third quarter and first nine months of fiscal 2005 is primarily due to higher interest income due to higher invested cash and marketable securities balances and higher yields on our investments.

Provision for Income Taxes

	Three Months Ended October 31,		Percent	Nine months ended October 31,		Percent
	2005	2004	Change	2005	2004	Change
Provision for income taxes	$12,584	$7,400	70.0%	$32,776	$19,488	68.2%
% of net revenue	3.0%	2.3%		2.8%	2.2%

Our effective tax rate was 11.9% and 12.3% for the three and nine months ended October 31, 2005 compared to 14.5% and 18.3% for the three and nine months ended October 31, 2004.  The effective tax rate decreased due to an increase in profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and a decrease in non tax-deductible expenses or other, such as stock based compensation, nondeductible acquisition related expenses and asset impairment.

Liquidity and Capital Resources

Our principal source of liquidity as of October 31, 2005 consisted of $914.9 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $263.9 million for the nine months ended October 31, 2005 compared to $153.7 million for the nine months ended October 31, 2004. The cash inflow from operations in the nine months of fiscal 2006 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first nine months of fiscal 2006 included $59.3 million related to amortization of acquired intangible assets, $41.8 million of depreciation and amortization expense and $1.9 million of amortization of stock-based compensation.  Significant working capital changes contributing to positive cash inflow in the first nine months of fiscal 2006 included an increase in accounts payable of $60.4 million resulting from the overall increase in activity and inventory levels, an increase in income taxes payable of $29.6 million resulting from higher taxable income in the first nine months of fiscal 2006 and an increase in deferred income of $9.8 million due to the increase in inventory levels at distributors to replenish and build up for year-end sales as well as new distributors building up inventory.

Significant working capital changes offsetting positive cash flows in the first nine months of fiscal 2006 included an increase in prepaid and other assets of $105.0 million due primarily to an $83.0 million payment in connection with a capacity reservation agreement with a foundry, a $12.3 million security deposit for long-term assets under construction and a $10.6 million receivable from a foundry for reimbursements under a capacity reservation agreement.  Also contributing to working capital changes offsetting positive cash flow in the first nine months of fiscal 2006 was an increase in accounts receivable of $52.4 million primarily due to higher total net revenue in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Although accounts receivable has increased, the days sales outstanding metric, or DSO, has remained consistent at the end of both the third quarters of fiscal 2006 and 2005 at 54 days.  Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.  Inventory also increased $21.0 million, primarily as a result of additional wafer starts to meet forecasted demand and build in buffer stock to compensate for longer foundry lead times.  Accordingly, the number of days in inventory has increased at the end of the third quarter of fiscal 2006 to 68 days compared to 65 days at the end of the third quarter of fiscal 2005.

During the first nine months of fiscal 2005, net cash provided by operating activities was $153.7 million. The cash inflow from operations in the first nine months of fiscal 2005 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first nine months of fiscal 2005 included $59.3 million related to amortization of acquired intangible assets and other, $30.7 million of depreciation and amortization expense, $3.5 million of amortization of stock-based compensation and $2.4 million for the charge in connection with a facilities consolidation. Significant working capital changes contributing to positive cash inflow in the first nine months of fiscal 2005 included an increase of $17.4 million in income tax payable resulting from taxable income in the first nine months of fiscal 2005, an increase of $11.6 million in accrued employee compensation primarily related to an increase in the amount of employee contributions under the employee stock purchase plan and higher benefit related obligations as a result of the increase in number of employees and an increase of $7.7 million in accrued liabilities and other related to increases in accruals for legal, technology licenses and prototype and tape-out expenses.  Significant working capital changes offsetting positive cash flows in the first nine months of fiscal 2005 included an increase in accounts receivable of $54.4 million primarily due to higher total net revenue in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004.  Inventory increased by $16.2 million primarily as a result of increased volumes of sales and associated purchases of inventory required to meet customer demand.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $19.2 million for the first nine months of fiscal 2006 and $240.4 million for the first nine months of fiscal 2005. The net cash used in investing activities in the first nine months of fiscal 2006 was due to purchases of property and equipment of $62.3 million and purchases of short-term investments of $490.8 million, partially offset by the proceeds from the sales and maturities of short-term investments of $533.9 million. The net cash used in investing activities in the first nine months of fiscal 2005 was due to purchases of property and equipment of $23.8 million, purchases of short-term investments of $299.0 million and purchases of technology licenses and other of $18.5 million, partially offset by the proceeds from the sales and maturities of short-term investments of $100.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $53.7 million for the nine months of fiscal 2006 and $80.8 million for the first nine months of fiscal 2005.  In the first nine months of fiscal 2006 and 2005, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.  The proceeds from the issuance of common stock are primarily due to the exercises of stock options.  The increase in capital lease obligations is due to additional computer-aided design software licenses, which we have acquired for use in research and development activities.

Contractual Obligations and Commitments

Our relationships with our foundries allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of October 31, 2005, foundries had incurred approximately $157.3 million of manufacturing expenses on our outstanding purchase orders. The purchase obligations are included in outstanding purchase commitments as of October 31, 2005.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of October 31, 2005, payments totaling $83.0 million (included in prepaid expenses and other current assets and other noncurrent assets) have been made and approximately $10.6 million of the prepayment has been utilized as of October 31, 2005.  At October 31, 2005, remaining commitments under the agreement were approximately $91.2 million.

In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and was amended in the third quarter of fiscal 2006 to end December 31, 2005. Total rent payments over the term of the revised lease will be approximately $18.2 million. In February 2002, we consolidated our three existing facilities in California into this new building. The leases on two of our former facilities expired in February 2002 and June 2005, respectively, but we have an ongoing, non-cancelable lease for the remaining facility. During fiscal 2003, we recorded a $19.6 million charge associated with costs of consolidation of our facilities. This charge included $12.6 million in lease abandonment charges relating to the consolidation of our three facilities in California into one location. This charge included the remaining lease commitments of these facilities reduced by the estimated sublease income for the duration of the lease term. During the third quarter of fiscal 2004, we obtained subleases for the abandoned facilities. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $3.8 million as of October 31, 2005.  At October 31, 2005, cash payments of $9.6 million, net of sublease income had been made in connection with this charge. Approximately $3.8 million is accrued for this facilities consolidation charge as of October 31, 2005 of which $0.6 million is the current portion while the long-term portion totaling $3.2 million is payable through 2010.

On June 27, 2003, we completed the acquisition of RADLAN. Upon the closing, we issued a total of 2,635,284 shares of common stock (valued at $24.0 million) and assumed 313,926 vested options (valued at $2.9 million). In addition, we issued warrants to purchase 1,086,366 shares of our common stock at an exercise price of $9.21 per share (valued at $7.5 million). On October 6, 2003, we issued an additional 2,325,582 shares valued at $47.4 million to former RADLAN shareholders. On December 8, 2003, certain milestones were achieved and 1,023,256 shares of common stock valued at $19.6 million were earned and issued to former RADLAN shareholders. Additionally, 1,023,256 shares of our common stock were reserved for future issuance over a one-year period to former RADLAN shareholders, which was dependent upon our revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of October 31, 2005, all 1,023,256 shares reserved for future issuance to former RADLAN shareholders were issued. Certificates for 614,624 shares earned through August 1, 2004 were issued on December 28, 2004. The remaining 408,632 shares earned subsequent to August 1, 2004 were issued on July 1, 2005.

We expect to make significant commitments and incur costs to improve the buildings at our U.S. headquarters located in Santa Clara, CA over the next twelve to eighteen months. Based upon our current forecasts, we currently expect to spend approximately $65.0 million to $75.0 million for building improvements over the next twelve months, of which $52.0 million of non-cancelable purchase orders is currently outstanding. The amount that we plan to spend and commit for building improvements is an estimate and may change as the scope of the work is refined and plans are finalized. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to cost of goods sold, research and development, sales and marketing and general and administrative expenses.

On November 4, 2005, we completed the acquisition of the Hard Disk and Tape Drive Controller semiconductor business of QLogic Corporation (“QLogic”).  The acquisition was completed in accordance with the terms and conditions of an Asset Purchase Agreement dated August 29, 2005 (the “Agreement”).  Under the terms of the Agreement, in exchange for certain assets and intellectual property of QLogic, we paid $180.0 million in cash and issued 980,499 shares of our common stock to QLogic valued at $45.0 million for total consideration of $225.0 million.  Pursuant to the Agreement, on the closing date, we placed a portion of the shares in escrow as security for its indemnification rights under the Agreement.  The shares can be held in escrow for up to 12 months from the closing date.  Our shares of common stock were issued pursuant to an exemption under the Securities Act of 1933.

We currently intend to fund our short and long-term capital requirements, as well as our liquidity needs, with existing cash, cash equivalents and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements and commitments for at least the next twelve months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalents and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into additional acquisitions or other strategic arrangements in the future, which could also require us to seek additional debt or equity financing.  Additional equity financing or convertible debt financing may be dilutive to our current shareholders. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our contractual obligations as of October 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2006	2007	2008	2009	2010	There- after	Total
	(remaining three months)
Contractual obligations:
Operating leases	$4,158	$5,923	$5,712	$6,015	$5,391	$37,312	$64,511
Capital lease obligations	4,321	13,744	11,861	4,267	—	—	34,193
Purchase commitments to foundries	157,349	—	—	—	—	—	157,349
Capacity reservation commitment	23,000	68,180	—	—	—	—	91,180
Mask purchase commitment	10,500	—	—	—	—	—	10,500
Capital purchase obligations	62,527	—	—	—	—	—	62,527
QLogic asset purchase obligation	180,000	—	—	—	—	—	180,000
Total contractual cash obligations	$441,855	$87,847	$17,573	$10,282	$5,391	$37,312	$600,260

Off-Balance Sheet Arrangements

As of October 31, 2005, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Upon adoption, this statement will have a material and adverse effect on our consolidated financial statements because we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock option and stock purchase plans rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

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

Related Party Transactions

During the nine months ended October 31, 2005 and 2004, we incurred approximately $0.6 million and $0.5 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI. The aircraft provided by ACM to us for such services is owned by Estopia Air LLC (“Estopia Air”). Our Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja, Ph.D, and our Director, Secretary and Executive Vice President, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. The expenses incurred were the result of our use of the aircraft for business travel purposes.  The cost of such usage to us was determined based on market prices.

On February 19, 2005, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), we entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement is on substantially similar terms as other development agreements with other third parties. We recognized approximately $0.8 million of revenue from the development agreement and product revenue during the first nine months of fiscal 2006.  Herbert Chang, one of our directors, is Chairman of the Board, President and Chief Executive Officer of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties.  We invoiced and deferred $0.4 million of revenue from C2Micro during the first nine months of fiscal 2006.  Dr. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia are indirect shareholders of C2Micro.  Herbert Chang, through his ownership and control of
C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, Ph.D., our Chief Technology Officer, is also a shareholder in C2Micro.

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

In the first nine months of fiscal 2006, approximately 45% of our net revenue was derived from sales to three customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 18%, Samsung accounted for approximately 14% and Toshiba accounted for approximately 13%. Additionally, Wintech, a distributor, accounted for approximately 11% of our net revenue during the first nine months of fiscal 2006. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition, results of operations and liquidity. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

•                  substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us;

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

For the past four years, we have been able to report significant sequential quarterly growth in revenues; however, our revenues have grown at a slower sequential rate in the past six sequential quarters ending with the third quarter of fiscal 2006 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

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

We rely on independent foundries and subcontractors for the manufacture, assembly and testing of our integrated circuit products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and harm our business, financial condition or results of operations.

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on several third-party foundries to produce substantially all of our integrated circuit products. We also currently rely on several third-party assembly and test subcontractors to assemble, package and test our products. The resurgence of severe acute respiratory syndrome, or SARS, the outbreak of avian flu and any similar future outbreaks in Asia could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and harm our business, financial condition or results of operations.

With limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. These vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, some foundry customers may have long-term agreements with these foundries that may cause these foundries to reallocate capacity to those customers, decreasing the capacity available to us. If we need another integrated circuit foundry or assembly and test subcontractor because of increased demand, or we are unable to obtain timely and adequate deliveries from our providers at the required time, we might not be able to develop relationships with other vendors who are able to satisfy our requirements. Even if other integrated circuit foundries or assembly and test subcontractors are available at that time to satisfy our requirements, it would likely take several months to qualify a new provider. Such a change may also require the approval of our customers, which would take time to effect and could cause our customers to cancel orders or fail to place new orders.

Our Marvell Semiconductor Israel Ltd., Marvell T.I. Ltd. and RADLAN Computer Communications Ltd. subsidiaries are incorporated under the laws of, and their principal offices are located in, the State of Israel and therefore their business operations may be harmed by adverse political, economic and military conditions affecting Israel.

Each of Marvell Semiconductor Israel Ltd., or MSIL, Marvell T.I. Ltd, or MTIL and RADLAN Computer Communications Ltd., or RADLAN, are incorporated under the laws of and has its principal offices in the State of Israel. In addition, MSIL and RADLAN maintain their research and development operations in Israel. Thus, MSIL, MTIL and RADLAN are directly influenced by the political, economic and military conditions affecting Israel. Major hostilities involving or within Israel could disrupt MSIL, MTIL and RADLAN’s operations. For example, continued hostilities between Israel and the Palestinian authority may cause substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the ongoing situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of each of MSIL, MTIL and RADLAN.

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

In recent years, worldwide economic conditions have been volatile with concerns about inflation, increased reliance on consumer confidence, rising oil prices and the situation in Iraq. The events of September 11, 2001, the continuing international conflicts and terrorist acts, continued increases in the price of oil, the possibility of an extended United States presence in Iraq, and the potential pandemic of avian or other flu-like illnesses can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities.

We are a relatively small company with limited resources compared to some of our current and potential competitors, and we may not be able to compete effectively and increase or maintain revenue and market share.

We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenues may not increase or may decline. In addition, most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. As a result, these competitors may have greater credibility with our existing and potential customers. Moreover, our competitors may foresee the course of market developments more accurately than we do. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we do, which would allow them to respond more quickly than we can to new or emerging technologies or changes in customer requirements. In addition, new competitors or alliances among existing competitors could emerge. We expect to face competition in the future from our current competitors, other manufacturers and designers of integrated circuits, and innovative start-up integrated circuit design companies. Many of our customers are also large, established integrated circuit suppliers. Our sales to and support of such customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.

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

In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. These customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in development could impair our relationships with our strategic customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially harmed.

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

Availability of foundry capacity has in the recent past been reduced due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing a long-term guaranteed production capacity agreement with one of our foundries. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. Although we use several independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.

In order to secure sufficient foundry capacity when demand is high and mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with suppliers that could be costly and harm our operating results, such as  nonrefundable deposits with or loans to foundries in exchange for capacity commitments, and contracts that commit us to purchase specified quantities of integrated circuits over extended periods.

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

Highly complex products such as the products that we offer may contain defects and bugs when they are first introduced or as new versions are released. We may in the future experience these defects and bugs. Historically, we have been able to design workarounds to fix these defects and bugs with minimal to no disruption to our business or our customers’ business. Going forward, if any of our products contain defects or bugs, or have reliability, quality, or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers or attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To alleviate these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products may contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially harmed.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in, among other things, reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully and cannot assure you that our foundries will be able to effectively manage the transition. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition, results of operations and liquidity could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

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

We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal control over financial reporting as ineffective. If our internal control over financial reporting is considered ineffective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

We recently acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation for consideration consisting of a combination of $180.0 million in cash and 980,499 shares of our common stock.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the past few years, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.5 billion as of October 31, 2005. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

Changes in the accounting treatment of stock options could adversely affect our results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. This stock option expensing would require us to value our employee stock option grants pursuant to an option valuation formula and then amortize that value against our earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative to SFAS 123. When we are required to expense employee stock options in the quarter ending April 30, 2006, this change in accounting treatment will materially and adversely affect our reported results of operations because the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change in our recent results of operations, see Note 1 in Notes to Unaudited Condensed Consolidated Financial Statements.

We are subject to the risks of owning real property.

Our U.S. headquarters located in Santa Clara, CA subjects us to the risks of owning real property, including:

•                  the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•                  adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

•                  the need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of and harm our ability to sell our products. We do not have employment contracts with any of ourkey personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

Our officers and directors own a large percentage of our voting stock, and three existing directors, who are also significant shareholders, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related directors to greatly influence the approval or disapproval of corporate actions.

As of November 30, 2005, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 21% of the outstanding shares our common stock. Additionally, Sehat Sutardja, Ph.D., and Weili Dai are husband and wife and Sehat Sutardja, Ph.D., and Pantas Sutardja, Ph.D., are brothers. All three are directors and together they held approximately 20% of our outstanding common stock as of November 30, 2005. As a result, if the directors and officers as a group or any of Sehat Sutardja, Ph.D., Weili Dai and Pantas Sutardja, Ph.D., act together, they could significantly influence the approval or disapproval of our corporate actions. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 94% of our net revenue in the first nine months of fiscal 2006, and represented 93% and 90% of our net revenue in fiscal 2005 and 2004, respectively.

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

In May 2005, a fire occurred at one of our third-party subcontractor’s production facilities that produce packaging substrates that we use in our products.  In the recent past others in our industry experienced a shortage in the supply of packaging substrates that we use for our products. We do not purchase substrates from the factory where the fire occurred, however, the fire affected the overall supply of substrates and has indirectly impacted us through increased lead times and less supply of substrates that we use in our products.  If our third-party subcontractors are unable to obtain sufficient packaging materials for our products in a timely manner, we may experience a significant product shortage or delay in product shipments, which could seriously harm our customer relationships and materially and adversely affect our net revenue, business, results of operations, financial condition and cash flows.

The average selling prices of products in our markets have historically decreased rapidly and may do so in the future, which could harm our revenues and gross profits.

The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that our gross profits on our products are likely to decrease over the next fiscal year below levels we have historically experienced due to (1) pricing pressures from our customers, (2) an increase in sales of storage SOCs, which typically have lower margins than standalone read channel devices, and (3) an increase in sales of wireless and other products into consumer application markets, which are highly competitive and cost sensitive.

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

The sales cycle for many of our products is long and requires us to invest significant resources with each potential customer without any assurance of sales to that customer. Our sales cycle typically begins with an extended evaluation and test period, also known as qualification, during which our products undergo rigorous reliability testing by our customers.

Qualification is typically followed by an extended development period by our customers and an additional period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist customers in implementing our products into the customers’ products. We incur significant research and development and selling, general and administrative expenses as part of this process, and this process may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in its storage product, the customer generally uses solely that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product, we will be unable to sell our integrated circuit to a customer until that customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, the customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier.

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

Our By-laws contain a waiver of claims or rights of action by our shareholders against our officers and directors, which will severely limit our shareholders’ right to assert a claim against our officers and directors under Bermuda law.

Our By-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers and directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties with or for us, other than with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver will limit the rights of our shareholders to assert claims against our officers and directors unless the act complained of involves actual fraud or dishonesty. Thus, so long as acts of business judgment do not involve actual fraud or dishonesty, they will not be subject to shareholder claims under Bermuda law. For example, shareholders will not have claims against officers and directors for a breach of trust, unless the breach rises to the level of actual fraud or dishonesty.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of October 31, 2005 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2006 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2006	2007	2008	2009	2010	Total	Fair Value
Variable Rate	$309,484	$—	$—	$—	$—	$309,484	$309,484
Average Interest Rate	3.94%	—	—	—	—	3.94%
Fixed Rate	$31,819	$78,004	$43,039	$15,090	$—	$167,952	$165,513
Average Interest Rate	3.55%	2.94%	3.11%	3.58%	—	3.16%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of October 31, 2005 would have an immaterial effect on our financial position, results of operations and cash flows.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $11.3 million at October 31, 2005, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 21, 2005, we filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees.   The cross complaint was later amended to name two

individual officers of Jasmine.  Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to Marvell technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights.  The cross complaint seeks declaratory judgment that our technology does not incorporate any of Jasmine’s alleged technology.  The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology.  We intend to prosecute the cross complaint against Jasmine and its personnel vigorously.  We cannot predict the outcome of this litigation. Any litigation could be costly, divert our management’s attention and could have a material adverse effect on our business, results of operations, financial condition or cash flows.

On October 7, 2004, Realtek Semiconductor Corporation (“Realtek”) filed a lawsuit against Marvell Technology Group Ltd. (“MTGL”) and MSI in the U.S. District Court for the Northern District of California (“the Court”), alleging that certain Marvell products infringe one of Realtek’s patents.  The parties stipulated to the dismissal of MTGL, leaving the lawsuit between Realtek and MSI.  Certain of the accused Marvell products were made and sold before Realtek’s patent was filed.  On July 15, 2005, MSI filed a motion requesting summary judgment that Realtek’s patent was invalid.  In response to that motion, on July 28, 2005 Realtek provided MSI with a Covenant Not To Sue for patent infringement of the Realtek patent in-suit as against any Marvell product now made or ever made.  In response to Realtek’s Covenant Not to Sue and a request by Realtek, on August 12, 2005, the Court entered an order dismissing the underlying patent infringement action, but allowing MSI to file a motion seeking fees, costs, and other sanctions.  On August 26, 2005 MSI filed a motion against Realtek seeking fees, costs, and other sanctions.  On November 21, 2005, the Court found that Realtek brought the litigation in bad faith and that the litigation was baseless.  As a result, the Court granted MSI’s motion and awarded MSI $0.5 million as compensation for all of the attorneys’ fees and costs it expended in defending the litigation.  The matter is now closed.

On October 11, 2004 Realtek filed a lawsuit similar to the Northern District lawsuit in Taiwan.  On December 17, 2004, Marvell International Ltd. initiated a patent infringement action in the United States International Trade Commission (“ITC”), alleging that Realtek infringes two Marvell patents.  Effective August 17, 2005, the parties entered a Confidential Settlement Agreement.  On August 29, 2005, Realtek publicly announced that it will drop the case it initiated in Taiwan.  On August 31, 2005, Marvell filed a motion initiating the dismissal of the case it brought in the ITC, and on September 19, 2005 the ITC judge issued a final order dismissing the case.  On September 2, 2005 Realtek filed the necessary papers in the courts in Taiwan to dismiss its Taiwan lawsuit against Marvell, and on September 6, 2005 the Taiwan court dismissed the case.  The terms of the settlement are confidential, but it will have no material adverse effect on our business, results of operations, financial condition or cash flows.

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

MARVELL TECHNOLOGY GROUP LTD.

December 7, 2005	By:	/s/ GEORGE A. HERVEY
Date		George A. Hervey
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja, Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

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