Form 10-K
period 2006-01-28
MARVELL TECHNOLOGY GROUP LTD
filed 2006-04-13
CIK 1058057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,820,001,005 based upon the closing price of $43.69 per share of such common stock on the Nasdaq National Market on July 29, 2005 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common stock known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

As of March 31, 2006, there were 292,041,324 shares of common stock of the Company outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10 (as to directors, section 16(a) beneficial ownership reporting compliance, and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the Company’s definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 28, 2006 in connection with the Company’s 2006 Annual General Meeting of Shareholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report.

MARVELL TECHNOLOGY GROUP LTD.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “allows,” “can” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. These are statements that relate to future periods and include statements relating to industry trends, our anticipation that the total amount of sales through distributors will increase in future periods, our expectation that a significant percentage of our sales will continue to come from direct sales to key customers, our expectation of additional growth in fiscal 2007 due to various reasons, including expected increases in shipments of storage SOCs and our WLAN products from new design wins, and our belief that our analog, mixed signal, digital signal processing and embedded microprocessor integrated circuit technology can be leveraged into other large volume and diverse markets; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products enabling the storage, transmission and management of large volumes of data at high speeds; the anticipated benefits of consolidating our facilities and the sufficiency of our facilities; the anticipated features and benefits of our technology solutions; our strategy and components of our strategy, including our intention to expand our market position by developing new signal processing technologies, to leverage our technology for broadband communications applications, to continue to extend our leadership position for storage market applications, and to strengthen and expand our relationship with customers using a variety of techniques; the anticipated needs of our customers; our intention to continue to use widely available CMOS processes to manufacture our products; the benefits of our fabless manufacturing approach; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our expectations regarding the amount of sales we conduct directly and through distributors; continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development; our expected results, cash flows, and expenses, including those related to sales and marketing, research and development and general and administrative; our intention to complete acquired in-process research and development projects, our intention to make acquisitions, investments, strategic alliances and joint ventures; expected revenue and sources of revenue and make-up of revenue; expected impact, if any, of legal proceedings; the adequacy of liquidity and capital resources; growth in business and operations; and the effect of recent accounting pronouncements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; and the outcome of pending or future litigation. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, as well as the risks discussed in Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART I

Item 1.   Business

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. Our core technologies were initially focused on the storage market, where we provide high-performance products to storage companies such as Fujitsu, Hitachi, Maxtor, Samsung, Seagate, Toshiba and Western Digital. We subsequently applied our technology to the high-speed, or broadband, communications market, where we provide industry-leading physical layer transceivers, switched Ethernet and wireless solutions, which provide the interface between communications systems and data transmission media, to manufacturers of high-speed networking and wireless equipment including Asustek, Cisco, 3Com, Dell, Foundry Networks, Intel and NETGEAR. Our wireless technology has a variety of uses in emerging consumer electronic devices, including enabling applications such as wireless connectivity, ad-hoc gaming, streaming audio or video and voice over Internet applications for products offered by companies such as Microsoft, Motorola, PalmOne and Sony Corporation. We also applied our technology by introducing integrated circuits and modules that provide power management broadly to electronic devices.

Marvell Technology Group Ltd. was incorporated in Bermuda in January 1995. Our registered address is Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number there is (441) 296-6395. The address of our United States subsidiary is Marvell Semiconductor, Inc., 5488 Marvell Lane, Santa Clara, California 95054, and our telephone number there is (408) 222-2500. We also have offices in Israel, Singapore, Germany, China, Italy, Japan, Korea, Switzerland, Taiwan and the United Kingdom. Our fiscal year ends on the Saturday nearest January 31. For presentation purposes, we refer to January 31 as our fiscal year-end for all periods.

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

Industry Background

Over time, the semiconductor industry continues to improve the overall capabilities of integrated circuits, or chips, including faster processing speeds, power efficiency and the ability to integrate multiple functions into a single integrated circuit that in the past would require multiple discrete integrated circuits. These advances in semiconductor technology along with the wide adoption of industry standard interconnectivity protocols such as Ethernet and wireless local area networking (WLAN) is enabling a large and diverse number of electronic devices to be now interconnected and capable of transmitting voice, video, audio and data through both wired and wireless connections.

With this capability to transmit and process information at high speeds a growing number of business enterprise and consumer electronic devices are now sharing and communicating information for a variety of different applications. Also, with the capability to communicate with other devices combined with the increased processing speeds of the integrated circuits, these devices are increasing the number of applications and features. In turn, this is increasing the devices data storage requirements as the device now has the improved capabilities to download large amounts of data onto the device with these high speed connections. Given the increased bandwidth and the growing number of devices communicating with one another, the communication infrastructure that supports the interconnection of all these devices continues to grow in size and sophistication.

Most of these devices interconnect and transmit information to other devices using analog signals but process the information within the device using digital signals. As a result, these devices require a combination of both analog and digital integrated circuit technologies. Given the high volume and cost sensitive nature of these consumer and business enterprise applications, it is very beneficial to integrate many of the analog and digital functions onto a single integrated circuit which helps lower system cost and power consumption. These highly integrated mixed signal chips are typically manufactured using complementary metal oxide semiconductor or CMOS-based technology that allows for low cost complex functional integration. Also, to further maximize the performance of these advanced mixed signal integrated circuits very advanced digital signal processing algorithms are utilized as well.

Because the processing requirements of these mixed signal integrated circuits continue to expand with the increased performance and sophistication of the device, many of these integrated circuits are now also integrating high performance embedded microprocessors to handle this increased workload which minimizes or eliminates the need to for a costly host central processing unit, or CPU. With improvements in the performance of such embedded microprocessors, devices can further expand their capabilities while at the same time minimizing power requirements.

Many of these new, sophisticated devices are also handheld battery powered devices where minimizing the power consumption is critical to maximize the life of the battery. Utilizing highly integrated chips as well as chips designed to optimize power efficiency is very important for such handheld devices. Additionally, advanced digital power management solutions that regulate the power supplied to the integrated circuits in an efficient cost effective manner are becoming more and more important to help lower overall power consumption as well as the total size of the power management solution.

Given of the increased sophistication of these devices, the high level of semiconductor integration, and the constant time to market pressures of the system manufacturers, it is becoming very important that the semiconductor manufacturer develop a complete system level understanding of the device in order to provide optimal integration, software support and system reference designs to assist in timely product development.

Our Markets and Products

We target computers, communications-related equipment and consumer devices that require integrated circuit devices for high-speed data storage, transmission, and management. We also target a broad range of electronic products that can utilize our power management solutions. Additionally, we are developing new products that are targeted for new markets that we currently do not serve. Our current product offerings are primarily targeted at three main markets: business enterprise, consumer and emerging markets.

We offer our customers in these markets a wide range of integrated circuit solutions using proprietary Communications Mixed-Signal Processing, or CMSP, and digital signal processing technologies. We are applying our analog, mixed-signal, digital signal processing, embedded microprocessor, and complex digital design technologies in a variety of applications. Our broad product portfolio consists of storage, switching, transceivers, wireless, PC connectivity, gateways, communications controllers and power management products.

Storage Products

We offer a broad range of storage products for hard disk drive and tape drive electronics and storage interconnect technology. Also, we recently developed our first optical storage products for the DVD recorders to be used in computer applications.

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

System-On-Chip.   Our integrated drive electronics platform is a flexible system-on-a-chip, or SOC solution that provides increased performance, reduced power consumption and cost savings essential for next-generation hard disk drives. Utilizing our leading-edge read channel physical layer devices as the core for integration, we have the flexibility to either add any number of functional blocks available in our portfolio or to integrate customer provided intellectual property. With our high data transfer rates, our integrated SOC platform provides solutions that have the ability to span multiple product generations, allowing for risk-reduction, cost savings and accelerated time-to-market. Our integrated SOC platform is designed to provide a solution for enterprise, desktop and mobile systems. Our current SOC products incorporate the read channel, hard disk controller, embedded memory and one or more microprocessors into a single integrated circuit.

Hard Disk Controller.   A hard disk controller, or HDC, is an integrated circuit that provides high performance interface input/output, or I/O, control for hard disk drives. The HDC consists of a buffer controller, integrated reduced instruction set computer, or RISC processors, a disk formatter, and an I/O interface. We offer HDC products with Fibre Channel-Arbitrated Loop, small computer systems interface, or SCSI, and serial architected SCSI, or SAS, I/O interfaces, which are integrated onto enterprise hard disk drives.

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

Motor Controller.   The motor controller integrated circuit is a driver that controls the amount of electrical current to the motors within the disk drive used to move the head stack and control drive speed. Our devices are power efficient and consume low power in both active and power save modes. The devices are flexible in being able to handle current control for battery-operated devices as well as for demanding, high-performance disk drives.

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

Our SATA solutions leverage our physical layer transceiver (PHY) technology with our extensive storage expertise. Our family of SATA offerings provides storage original equipment manufacturers or OEMs with a platform for developing mainstream PC storage as well as high-performance enterprise subsystems and arrays.

Tape Drive Controllers.   Our solutions provide our tape drive customers with SCSI, SAS and Fibre Channel I/O interfaces. These devices contain integrated RISC processors, buffer controller, direct memory access, or DMA, and a microprocessor interface.

Switching Products

We have a broad portfolio of switching solutions for the enterprise networking, carrier access and small office/home office (SOHO)/residential networking markets. Our switching products enable voice, video, and data traffic to be seamlessly carried through the network with full fidelity. Additionally, we are enabling the emergence of packet-based Internet communications of real-time traffic such as telephony and video-on-demand.

Prestera™ Switching Architecture.   The Prestera™ architecture, our sixth generation of switching solutions, is designed to enable system manufacturers to build families of products that address high-density Gigabit solutions for the enterprise and Small and Medium Size Businesses (SMB) as well as terabit densities for Metro Area Networks (MANs). Using this switching architecture, manufacturers can introduce high-performance, feature-rich and cost-effective products that not only meet today’s market needs but also provide a scalable platform for future requirements. The Prestera-MX multi-layer switching family of products are fully integrated 10 Gigabit, One Gigabit and 100 megabit per second wire-speed configurable devices targeted at metropolitan edge and access systems in service provider networks. The Prestera-MX devices target MAN switching applications, including Layer 2/3 switching, Layer 2 to Layer 5 traffic classification for millions of flows, wire-speed access control lists, or ACLs, traffic policing and shaping, longest prefix match, network address translation, or NAT, and Multi-Protocol Label Switching, or MPLS, functions. The Prestera-EX family of packet processors is designed to deliver multi-layer enterprise switching to drive Gigabit to the desktop with exceptional price and performance ratios and what we believe are industry-leading features. The Prestera-EX family is designed to provide a complete line of Fast Ethernet, Gigabit Ethernet and 10G switching solutions with 100% software compatibility. The Prestera-DX family of packet processors offers integration and performance targeted at desktop Gigabit Ethernet switches in small-to-midsize business, or SMB networks. Addressing the cost-sensitive unmanaged and lightly managed desktop switching market, the processors are designed to enable system vendors to design affordable, plug-and-play, high-density, standalone switches. Also, the Prestera-FX family of fabric processors and crossbar switch fabrics offers expandability and scalability for Prestera packet processors. The fabric processors are single-chip traffic managers with an integrated crossbar and Serializer/Deserializer (SERDES) for low cost, high-performance scaling for stackable and chassis systems in data centers, multi-tenant buildings and enterprise wiring closets. These products can accelerate the proliferation of Gigabit switching in local area networks, or LAN, and MAN environments.

Link Street™ SOHO Multi-Port Integrated Switches.   Our integrated 10/100 Link Street™ Fast Ethernet and Gigabit switch product family, which support 3 through 10 port configurations, provide solutions for the SOHO market, where cost, ease-of-use, and flexibility are of paramount importance. Our current product offerings include a product family of multi-port Ethernet LAN Switches, targeting the SOHO LAN switching market. These integrated products can reduce design complexities and time-to-market barriers typically associated with switch development. The SOHO switches with integrated transceivers incorporate advanced features such as smart power management, which dramatically reduces power consumption by more than 50%, and Virtual Cable Tester™ (VCT) technology, which performs cable diagnostics to reduce overall network support costs. Because of these enhanced features, these switches are targeted at applications such as standalone switches, media converters, Internet Protocol, or IP phones, firewall appliances, wireless and wired gateway routers and wireless access points.

GalNet®-2.   Our GalNet®-2 family comprises more than twenty products, from Fast Ethernet and Gigabit Ethernet switch controllers, to G.Link crossbars and bridges — all offering what we believe to be a comprehensive switched Ethernet solution. Applications for GalNet-2 devices span the range from SOHO products and rack systems supporting full-wire-speed performance, stacking and advanced features, to mini-chassis and full-chassis systems designed to provide enterprise users with full converged networking support. Systems using the GalNet-2 device use our proprietary G.Link bus to interconnect switch controllers and crossbar switch fabrics. G.Link supports development of very high-performance systems via its high bandwidth and our G.Link crossbar switches. Crossbars are used to route messaging and data between distributed switch controllers and, if present, the management CPU complex. Our G.Link crossbar switches range from 4 to 12 G.Link ports to support the development of a wide variety of system architectures. Crossbars may also be interconnected in meshes to support larger numbers of G.Link ports. GalNet-2 crossbars are also used with GalNet-2+ and GalNet-3 switched Ethernet controllers, for advanced Layer and Layer 3/4/5 system applications. GalNet-2 switched Ethernet controllers are available supporting a wide range of features and configurations. These switches are combined with others to build systems with up to 256 Fast Ethernet ports, 32 Gigabit Ethernet ports or combinations utilizing up to thirty-two switch controllers and CPUs. We believe that a major benefit of the GalNet-2 devices is software compatibility among switch controllers. Shorter time-to-market is supported via the leveraging of previously developed code in new system applications, often with little or no modification.

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

GalNet-3.   Our GalNet-3 family of converged voice/video/data network switch processors provides full-featured Layer 2/3/4/5 switch processors supporting the development of high-performance enterprise and edge routers, MAN switches and other communications applications requiring state-of-the-art multimedia support and performance. The GalNet-3 products support advanced functions such as 5-quintuple flow classification, bandwidth reservation, rate policing and flow statistics gathering. These features enable system developers to design sophisticated applications, such as IP PBXs supporting monitoring and compliance to service level agreements negotiated with Internet service providers. The GalNet-3 switches support communications over Ethernet, Fast Ethernet, Gigabit Ethernet and OC-12c Packet-Over-Synchronous, or PoS. In addition to asynchronous transfer mode, or ATM, connection support, PoS allow designers to develop converged systems connecting LANs to MANs and wide area networks, or WANs.

Transceiver Products

We have a line of low power, high-performance physical layer transceiver solutions for demanding networking applications. We provide these transceivers to the enterprise networking and storage networking markets.

Alaska® Gigabit Ethernet Transceivers.   Our Alaska® family of Gigabit Ethernet transceivers are designed to be solutions for enterprise networking systems where high performance and low power dissipation are absolutely necessary. Each product contains built-in 1.25 Gigabit SERDES function, which allows the device to work seamlessly over either copper or fiber-optic cabling. The devices also support value-added features such as VCT technology, which is used to diagnose the attached cable plant. This technology can allow end-users to quickly and remotely analyze the quality and attributes of the cable, thereby avoiding unnecessary equipment returns and on-site service calls. The advanced built-in diagnostics help pinpoint the cause of network malfunctions without deploying field support personnel or bringing down the network, which can significantly reduce installation time and cable debug efforts and requirements. The design for these products incorporates sophisticated digital signal processing algorithms and power management techniques to achieve low power dissipation. Target applications include Network Interface Cards, LOMs, routers and next-generation switches.

Alaska X 10 Gigabit Ethernet Transceivers.   Our Alaska X 10 Gigabit Ethernet and backplane transceiver products are designed to accelerate the deployment of 10 Gigabit capable systems for the LAN, MAN and WAN markets. The Alaska X transceiver family leverages four or eight generations of SERDES technology from our single, dual and quad-port Alaska Gigabit Ethernet products. The Alaska X transceiver family’s features include low power consumption, high performance, and small form factor.

Fast Ethernet Transceivers.   We believe that our physical layer products for the Fast Ethernet offers the industry’s lowest power dissipation, smallest form factor, highest performance and most advanced feature set. The latest members of the Fast Ethernet PHY family offer very low power consumption of just 130 mWatts per port, enabling network systems manufacturers to decrease system cost by reducing both power supply and fan requirements. Additionally, the devices support value-add features such as VCT technology used to diagnose the attached cable plant.

Wireless Products

Libertas™ Wireless LAN Products.   The Libertas family of chipsets represents our wireless Institute of Electrical and Electronics Engineers, or IEEE, 802.11 solution for the SOHO/residential, enterprise networking and consumer electronics markets. Our 802.11 solutions offer high performance and integration for WLAN users who demand 54 Mbps and above wireless connectivity. The Libertas product line combines the flexibility of embedded IEEE 802.11 standards with dedicated hardware, acceleration engines to support Advance Encryption Standard (AES) wireless security and QoS. The Libertas product line offers a complete family of WLAN solutions. These products range from traditional client adapter cards to highly integrated home gateways to power efficient products for emerging consumer applications. Each of these solutions are designed to extend WLAN technology by offering improved range, security and high data throughput.

A variety of our WLAN products are specifically developed for emerging consumer applications. These products integrate high performance embedded microprocessor technology as well as advanced networking capabilities and sophistication. Our solutions integrate Transmission Control Protocol (TCP), User Datagram Protocol (UDP) and IP network processing to enable the device to perform ad-hoc wireless connections to other wireless devices, enabling such applications such as peer to peer printing, ad-hoc gaming, streaming audio and video and Voice over Internet Protocol (VoIP) applications.

VoIP Products

VoIP Products.   Our family of highly integrated VoIP solutions is targeted at the rapidly growing, Internet voice communications market. The VoIP product has been designed specifically for ultra-low power Voice over WLAN (VoWLAN) handsets with other members of our WLAN solutions targeted at VoIP residential gateways. Each product integrates VoIP processing, low power wireless internet access, or WiFi, circuitry, a high-performance host CPU and peripherals into single SoC solutions.

These VoWLAN SoC solutions are intended to significantly reduce overall system cost for OEMs because of extremely high levels of integration. In addition, we have increased the performance of these offerings for their respective applications. The VoIP product extends handset talk time by a factor of three versus competitive solutions, and the residential gateway products extend processing capability by integrating a high-performance processor core. All solutions have on-chip security processing engines to support the latest WLAN encryption standards such as Advanced Encryption Standard/Counter Mode with Cipher Block Chaining Message Authentication Code Protocol, or AES/CCMP, and WiFi Protected Access/ Temporal Key Internet Protocol, or WPA/TKIP, and a QoS engine to support priority voice services. With this level of integration in consumer VoIP devices, we are enabling a new class of applications for the home, such as instant messaging service across cordless handsets. And, by allowing voice to integrate seamlessly with data, VoWLAN is available for volume use.

In addition, we have integrated an ARM™ compliant processor core to improve performance and provide extra processing speed for additional applications. This family of VoIP products also offers AutoLink, a quick, simple, one-click solution for setting up, configuring and enabling a secure WPA or WPA2 wireless network. Once connected, users can enjoy the expanded freedom offered by our BoostMode technology, which increases throughput and allows up to twice the range of current 802.11g solutions. Our VoWLAN solutions will also support advanced features for enhanced QoS such as wireless multimedia, or WMM, Automatic Power-Save Delivery, or APSD, as well as other 802.11e specifications. All these solutions allow our VoWLAN products to offer robust, easy to use WLAN voice and data connectivity.

Orion Product

Orion Product.   The Orion product family is designed to enable media vault platforms that allow users to instantly access rich multimedia and data content throughout the home. The Orion family, with what we believe is the industry’s first guaranteed, home-wide QoS, is deigned to offer true, uninterrupted multi-streaming performance. The Orion product family powers a range of media vault platforms, each capable of delivering simultaneous streams of rich, multimedia content seamlessly across wired and wireless networks. The scalable storage, networking and smart media processing architecture of Orion is designed to provide a price/performance advantage over other solutions and to be a key component in markets such as standalone home storage appliances, integrated storage appliances, such as access points and digital video recorders and next generation broadband service provider products.

PC Connectivity Products

PC Connectivity Products.   Our PC connectivity products consist of the Yukon™ Gigabit Ethernet controllers, which were designed for volume deployment of Gigabit PC connections. The Yukon family of single-chip desktop and server network connectivity solutions offers integration of our Alaska Gigabit PHY and Media Access Controller, or MAC, technology with a comprehensive software suite. The Yukon devices are offered in an ultra-small form factor with low-power requirements, and are targeted for client and server network interface cards, or NIC, and LAN-on-Motherboard, or LOM, applications for both traditional peripheral connect interface, or PCI, bus and PCI-Express architectures. The Yukon products provide a wide variety of manageability features such as VCT technology, which reduces network installation and support costs, and is optimized for 32-bit PCI clients. With a low pin count for such a device, the Yukon product is designed to minimize board space, simplify signal routing and reduce the number of required printed circuit board layers with the goal of a cost-effective motherboard and low profile network interface card implementation.

Gateway Products

LinkStreet™ Gateway Products.   Our Link Street™ family of highly integrated gateway router devices is designed for business, SOHO and residential gateway solutions. The Link Street SOHO gateways provide a full-wire-speed 100 Mbps integrated gateway router solution by integrating a high-performance reduced instruction set computer central processing unit, or RISC CPU, core plus a multi-port Fast Ethernet switch and Fast Ethernet PHYs into a single mixed-signal integrated chip solution. The Link Street solutions are based on advanced technologies and include comprehensive hardware reference designs and Software Development Kits (SDKs) for wired and wireless gateways. By providing the ability to combine Fast Ethernet and wireless IEEE 802.11 networks, the Link Street gateway routers are designed to deliver an integrated, cost-effective chipset solution that networks individual PCs and enables Internet sharing. The latest firewall capabilities are designed to allow the Link Street gateways to isolate and protect WAN/LAN networks from virus intrusion. The LinkStreet gateways include features like built-in VCT diagnostics deliver maximum up-time, while faster file transfer protocol, or FTP, downloads and packet routing.

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

Discovery™ System Controllers.   We provide high-performance Discovery system controllers for MIPS™ and PowerPC™ CPU-based communication systems. Our controllers are used in systems developed by leading OEMs for the Internet infrastructure. These include switches, LAN to WAN edge routers, enterprise routers, access concentrators, telecom equipment and laser printers. Our highly-integrated system controllers can be combined with the leading embedded RISC microprocessors to form complete CPU subsystems. Our system controllers contain all of the key control blocks needed to build high-performance 32-bit and 64-bit CPU subsystems, including a DRAM controller, a peripheral device controller, direct memory access engines, timers, PCI interfaces and interrupt controllers. These system controllers are designed to provide system designers with the ability to match their CPU performance to the targeted overall system price/performance. We believe that an additional advantage to OEMs using our system controllers over internally developed solutions is that new products are generally software-compatible with older generations, thereby supporting fast development time by re-using software which might otherwise need to be re-developed.

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

Power Management Products

DSP Switcher™ Integrated Regulators.   Our DSP Switcher™ integrated regulators form the core of what we believe is the industry’s smallest and highest-performance step-down power supply. DSP Switcher integrated regulators are designed to provide efficiency, precision and transient response together with small solution size to provide system designers with enhanced form factor and battery life in portable equipment. Integration of power MOSFETs (metal-oxide semiconductor field-effect transistor), internal frequency compensation and single resistor output programming reduces design efforts and increases system reliability.

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

Based on our operational management and financial reporting structure, we have determined that we operate in one reportable business segment: the design, development and sale of integrated circuits. Please see the financial information regarding this reportable business segment set forth in Item 7 of this Form 10-K and the information regarding our net revenue and long-lived assets based on geographic regions included in Note 12 to our Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

Customers, Sales and Marketing

Our direct sales force targets markets that have high intensity communications processing requirements. Our customers for our storage products are manufacturers of hard disk drives for the enterprise, desktop and mobile computing markets and the consumer applications market as well as medium to large tape drive manufactures. Our target customers for our communications physical layer transceivers, switches and controllers are manufacturers of high-speed networking equipment and PCs. Our target customers for our WLAN products include manufacturers of WLAN solutions for SOHO and residential gateway solutions as well as manufacturers of a variety of new consumer applications such as cellular handsets, gaming devices, personal digital assistants, and home entertainment multimedia client devices. Our target customers for our power management solutions are very broad and include manufacturers of many diverse electronic devices. Our target customers for our VoIP products are the manufacturers and vendors of wireless communications equipment and handsets for the internet voice communications market. A small number of customers have historically accounted for a substantial portion of our revenue. Customers representing 10% or more of our net revenue in fiscal 2006, 2005 and 2004 are set forth below:

Customer(1)	2006	2005	2004
Western Digital	17%	18%	*
Samsung	14%	14%	14%
Toshiba	14%	10%	*
Fujitsu	10%	*	*
Intel	*	*	18%

(1)          In addition, Wintech Microelectronics, our distributor in Asia, accounted for 11% of our net revenue in fiscal 2006, 13% of our net revenue in fiscal 2005 and 11% of our net revenue in fiscal 2004.

*                    Less than 10% of net revenue

We complement and support our direct sales force with manufacturers’ representatives for our products in North America, Europe and Asia. In addition, we have distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use stocking representatives outside of the United States for some of our products. We anticipate that the total amount of sales through distributors will increase in future periods; however, we expect a significant percentage of our sales will continue to come from direct sales to key customers. As of January 31, 2006, our sales and marketing organization consisted of 448 employees, 22 manufacturers’ representatives and 14 distributors.

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

We use field application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems designs that incorporate our products. We believe that superior field applications engineering support plays a pivotal role in building long-term relationships with customers by improving our customers’ time-to-market, maintaining a high level of customer satisfaction and encouraging customers to use our next-generation products.

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

We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, CMOS technology and system-level architectures. As of January 31, 2006, we had 1,573 employees in engineering and process development. We have invested, and expect that we will continue to invest, significant funds for research and development. Our research and development expense was approximately $311.5 million in fiscal 2006, $263.3 million in fiscal 2005 and $213.7 million in fiscal 2004.

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

As of January 31, 2006, we have been issued 196 United States patents on various aspects of our technology, with expiration dates ranging from 2008 to 2025, and we have filed a number of additional United States patent applications. In certain cases, we also file for patent applications in foreign countries. However, there can be no assurance that patents will ever be issued for these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others. Additionally, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. We may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

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

Our current products face competition from a number of sources. We believe that our principal competitors for our read channels and storage SOCs are Agere Systems and STMicroelectronics. Our primary competitors for preamplifiers and motor controllers are Agere Systems and Texas Instruments. For transceivers products, we compete primarily with Agere Systems, Broadcom, Intel, National Semiconductor, Realtek Semiconductor and Vitesse Semiconductor. Our switching products compete primarily against Broadcom, Intel and Vitesse. In the market for system controllers, our competitors include Tundra and PLX Technology, and our WAN communications controllers compete directly with products from companies such as Freescale Semiconductor and PMC-Sierra. In the wireless LAN market, our competitors include Agere Systems, Atheros, Broadcom, Conexant, Intel and Texas Instruments. For our power management products we compete with a number of companies including Analog Devices, International Rectifier, Intersil Corporation, Linear Technology, Maxim Integrated Products Incorporated, National Semiconductor, Texas Instruments and Volterra Semiconductor. In addition, we expect increased competition in the future from other emerging and established companies. Our hard disk controller products compete primarily against devices offered by LSI Logic and those internally developed by the hard disk manufacturers. Our tape drive controller products compete primarily against devices internally developed by tape drive manufacturers. Our VoIP solutions compete primarily against Texas Instruments and Broadcom.

Some of our current competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sale of their products than we can. Our current or future competitors may develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

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

Employees

As of January 31, 2006, we had a total of 2,500 employees, of which 1,573 were in research and development, 448 in sales and marketing, 259 in operations and 220 in general administration. Our employees are not represented by any collective bargaining agreements, and we have not experienced any work stoppage. We consider our relations with our employees to be good.

Item 1A.                Risk Factors

Additional Factors That May Affect Future Results

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following additional factors may affect our future results. Many of these factors are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

A significant portion of our business is dependent upon the hard disk drive industry, which is highly cyclical, experiences rapid technological change, and is facing increased competition from alternate technologies.

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

Future changes in the nature of information storage products may reduce demand for traditional hard disk drives. For instance, products using alternative technologies, such as semiconductor memory, optical storage, and other storage technologies could become a significant source of competition to applications of hard disk drives. Flash memory has typically been more costly than disk drive technologies. However, flash memory manufacturers have been reducing the prices for their products, which could enable them to complete more effectively with very small form factor hard disk drive products. Demand for hard disk drives could be reduced if alternative storage technologies such as flash memory can meet customers’ cost and capacity requirements.

We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.

In fiscal 2006, approximately 55% of our net revenue was derived from sales to four customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 17%, Samsung accounted for approximately 14%, Toshiba accounted for approximately 14% and Fujitsu accounted for approximately 10%. Additionally, Wintech, a distributor, accounted for approximately 11% of our net revenue during fiscal 2006. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

If we are unable to accurately predict our future sales and to appropriately budget for our expenses, our operating results can suffer.

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

Because we expect to experience lower sequential growth rates in future periods, investors should not rely on our historical growth rates when evaluating our business.

For the past four years, we have been able to report significant sequential quarterly growth in revenues; however, our revenues have grown at a slower sequential rate in the past six sequential quarters ending with the fourth quarter of fiscal 2006 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

Changes in the accounting treatment of stock options will adversely affect our results of operations.

As a result of a change in accounting standards mandated by the Financial Accounting Standards Board, or FASB, as of February 1, 2006 we will be required to recognize compensation expense relating to all share-based payments to employees, including grants of employee stock options.

We expect that the adoption of this new accounting standard, known as Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. In connection with the adoption of SFAS 123R, the Company has a balance of unearned stock-based compensation to be expensed in the future related to share-based awards unvested at January 31, 2006, as previously calculated under the disclosure-only requirements of the prior accounting standard SFAS 123. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate we will grant additional employee stock options in fiscal 2007 as part of our regular annual equity compensation focal review program. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of the focal review program and the then current fair values.

If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our operating results and competitive position will be harmed.

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Even if the new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of these products in a timely manner.

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

If we fail to appropriately scale our operations in response to changes in demand for our existing products and services or to the demand for new products requested by our customers, our business could be materially and adversely affected.

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003 to 2,500 employees, as of January 31, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. Although we have implemented an enterprise resource planning, or ERP, system to help us improve our planning and management processes and are implementing a new human resources management, or HRM, system, we anticipate that we will also need to continue to implement and improve a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. These processes can be time consuming and expensive, increase management responsibilities, and divert management attention. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

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

•       the potential for costs and delays in implementing, and the potential difficulty in maintaining uniform standards, controls, procedures and policies, including the integration of different information systems;

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

•       the potential loss of key employees of an acquired company; and

•       the potential dilution of earnings through acquisitions and options granted to employees of acquired companies or businesses

Our ability to realize the expected benefits of our pending acquisition of the printer semiconductor business of Avago Technologies Limited will depend in large part on our ability to retain the business’ relationship with its principal customer, as well as the factors described above relating to our ability to integrate effectively the acquired business and its technologies, operations and personnel.

Our recent acquisitions and any future acquisitions could harm our operating results and share price.

We recently acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation and the semiconductor design business division of UTStarcom, Inc. In addition, in February 2006, we announced an agreement to purchase the printer semiconductor division of Avago Technologies, Pte.

Any acquisitions could materially harm our operating results as a result of possible concurrent issuances of dilutive equity securities or payment of cash. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the past few years, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.7 billion as of January 31, 2006. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our profit margin, or, conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We currently do not have the ability to accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

The uncertain and volatile worldwide economy, acts of war, terrorism, international conflicts and related uncertainties may adversely impact our revenues and profitability.

In recent years, worldwide economic conditions have been volatile with concerns about inflation, increased reliance on consumer confidence and the situation in Iraq. The events of September 11, 2001, the continuing international conflicts and terrorist acts, continued increases in oil prices, the possibility of an extended United States presence in Iraq and the potential pandemic of avian or other flu-like illness can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for our customers, our vendors and for us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of any economic recovery, worldwide, or in our served markets. If the worldwide economy or our served markets in which we operate were to experience any of the conditions above, our business, financial condition and results of operations could be adversely affected.

We are a mid-sized company with limited resources compared to some of our current and potential competitors, and we may not be able to compete effectively and increase or maintain revenue and market share.

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

In the past, we have relied in significant part on our strategic relationships with customers that are technology leaders in our target markets. We intend to pursue and continue to form these strategic relationships in the future but we cannot assure you that we will be able to do so. These relationships often require us to develop new products that may involve significant technological challenges. Our customers frequently place considerable pressure on us to meet their tight development schedules. Accordingly, we may have to devote a substantial amount of our limited resources to our strategic relationships, which could detract from or delay our completion of other important development projects. Delays in the development could impair our relationships with our strategic customers and negatively impact sales of the products under development. Moreover, it is possible that our customers may develop their own solutions or adopt a competitor’s solution for products that they currently buy from us. If that happens, our business, financial condition and results of operations could be materially harmed.

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

Availability of foundry capacity has in the recent past been reduced due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing a long-term guaranteed production capacity agreement with one of our foundries. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. Although we use several independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.

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

We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. For example, amounts payable under our foundry capacity are non-refundable regardless of whether we are able to utilize all of any of the guaranteed wafer capacity under the terms of the agreement. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

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

In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Our management, including our CEO and CFO, does not expect that our system of internal control over financial reporting can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving Marvell have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. These Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent periods, and our possible future expansion through additional acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of and harm our ability to sell our products. We believe that our future success is highly dependent on the contributions of Sehat Sutardja, Ph.D., our co-founder, President and Chief Executive Officer; Weili Dai, our co-founder and Executive Vice President; and Pantas Sutardja, Ph.D., our co-founder and Chief Technology Officer. We do not have employment contracts with these or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

Stock options generally comprise a significant portion of our compensation packages for all employees. The FASB requirement to expense the fair value of stock options awarded to employees beginning in the first quarter of our fiscal 2007 will increase our operating expenses and may cause us to reevaluate our compensation structure for our employees. We cannot be certain that the changes in our compensation policies, if any, will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

Our officers and directors own a large percentage of our voting stock, and three existing directors, who are also significant shareholders, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related directors to greatly influence the election of directors and the approval or disapproval of significant corporate actions.

As of March 31, 2006, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 20% of the outstanding shares our common stock. Additionally, Sehat Sutardja, Ph.D. and Weili Dai are husband and wife and Sehat Sutardja, Ph.D. and Pantas Sutardja, Ph.D. are brothers. All three are directors and together they held approximately 19% of our outstanding common stock as of March 31, 2006. As a result, if the directors and officers as a group or any of Sehat Sutardja, Ph.D., Weili Dai and Pantas Sutardja, Ph.D. act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

Under Bermuda law all of our officers, in exercising their powers and discharging their duties, must act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Majority shareholders do not owe fiduciary duties to minority shareholders. As a result, the minority shareholders will not have a direct claim against the majority shareholders in the event the majority shareholders take actions that damage the interests of minority shareholders. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda, except that Bermuda courts would be expected to follow English case law precedent, which would permit a shareholder to bring an action in our name if the directors or officers are alleged to be acting beyond our corporate power, committing illegal acts or violating our Memorandum of Association or By-laws. In addition, minority shareholders would be able to challenge a corporate action that allegedly constituted a fraud against them or required the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with the action.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 94% of our net revenue in fiscal 2006, 93% of our net revenue in fiscal 2005, and represented 90% of our net revenue in fiscal 2004, respectively.

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

The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that our gross profits on our products are likely to decrease over the next fiscal year below levels we have historically experienced due to pricing pressures from our customers, an increase in sales of storage SOCs, which typically have lower margins than standalone read channel devices, and an increase in sales of wireless and other products into consumer application markets, which are highly competitive and cost sensitive.

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

Under current Bermuda law, we are not subject to tax on our income or capital gains. We have obtained from the Minister of Finance of Bermuda under the Exempt Undertakings Tax Protection Act 1966, as amended, an undertaking that, in the event that Bermuda enacts any legislation imposing tax computed on income or capital gains, those taxes should not apply to us until March 28, 2016. However, it is possible that this exemption would not be extended beyond that date.

The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. Initially, this tax exemption was to expire after eight years, but the Economic Development Board on September 27, 2004 agreed to extend the term to 10 years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If our Pioneer Status is terminated early, our financial results could be harmed. Until we receive written confirmation of the extended Pioneer Status, we will be operating in accordance with the current pioneer status agreement as well as its October 1, 2004 agreement under which the Economic Development Board in Singapore agreed to grant our Singapore subsidiary a Development and Expansion incentive for a term of 5 years, commencing July 1, 2004. Under the Development and Expansion Incentive agreement, a portion of the income of the subsidiary which does not qualify for Pioneer Status will be taxed at a reduced rate of 10 percent. We agreed to maintain Singapore as our Asia Pacific headquarters and to meet several requirements relating to headcount, production activities and spending.

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

On September 5, 2001, a putative class action was filed in the Southern District of New York relating to our initial public offering, or IPO. In this action, the plaintiffs named several defendants including Marvell and two of our officers, one of whom is also a director. This complaint relating to our IPO has been consolidated with hundreds of other lawsuits by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. Plaintiffs allege that defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In these actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. A Consolidated Amended Class Action Complaint against Marvell and two of our officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order. The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

Our By-laws contain provisions that could delay or prevent a change in corporate control, even if the change in corporate control would benefit our shareholders.

Our By-laws contain change in corporate control provisions, which include:

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

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

As of March 31, 2006, our primary facility, housing research and design functions as well as elements of sales, marketing, administration and operations, is located in Santa Clara, California. On November 17, 2003, we completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California. This location is the U.S. headquarters. The facility consists of approximately 876,000 square feet. One of the buildings is currently leased to a tenant. In fiscal 2005, we occupied two buildings with some of our operations, sales and marketing groups. In fiscal 2006, we occupied one more building while the remaining two buildings are being renovated and will be used for research and design functions, operations, sales, marketing and administration.

In addition to this property, we lease approximately 228,000 square feet in Israel for research and design, administration and operations, which lease term expires in August 2025 and approximately 39,000 square feet in Singapore for operations, sales, marketing and administration, which lease term expires in December 2007. We also lease smaller facilities in Bermuda, China, Finland, Germany, Italy, Japan, Korea, Switzerland, Taiwan, the United Kingdom and the United States, which are occupied by administrative offices, sales offices, design centers and field application engineers.

Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

We also lease one additional building in California, totaling approximately 41,000 square feet, which is currently subleased to subtenants as of March 31, 2006. For further discussion of this facility and their effect on our financial condition and results of operations, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our Consolidated Financial Statements in “Item 8 — Consolidated Financial Statements and Supplementary Data.”

Item 3.                        Legal Proceedings

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order. The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit will have a material adverse impact on our business, results of operations or financial condition. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling, if the settlement proposal is not concluded, could include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial condition or cash flows for the period in which the ruling occurs, or future periods. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended January 28, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the Nasdaq National Market under the symbol “MRVL.” Our common stock began trading on June 27, 2000, upon completion of our initial public offering. The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the Nasdaq National Market and reflects the stock split effected in fiscal 2005. See Note 1 of Item 8 — Consolidated Financial Statements and Supplementary Data.”

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low
First Quarter	$38.90	$32.19	$24.27	$19.20
Second Quarter	$44.55	$32.92	$26.77	$18.75
Third Quarter	$48.21	$41.52	$30.07	$19.33
Fourth Quarter	$73.67	$44.94	$36.20	$27.20

As of March 31, 2006, the approximate number of record holders of our common stock was 196 (not including beneficial owners of stock held in street name).

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

Item 6.                        Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Form 10-K.

	Years Ended January 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$1,670,266	$1,224,580	$819,762	$505,285	$288,795
Operating costs and expenses:
Cost of goods sold(1)	776,633	581,757	382,206	233,039	130,807
Research and development(2)	311,498	263,261	213,740	145,722	93,422
Selling and marketing(3)	88,822	76,570	62,350	48,491	40,170
General and administrative(4)	35,397	32,220	19,004	14,303	13,191
Amortization of stock-based compensation	2,156	3,977	4,943	7,491	15,022
Amortization and write-off of goodwill and acquired intangible assets and other(5)	91,738	102,534	80,390	107,645	418,032
Acquired in-process research and development(6)	4,300	—	—	—	—
Facilities consolidation charge(7)	—	2,414	—	19,562	—
Total operating costs and expenses	1,310,544	1,062,733	762,633	576,253	710,644
Operating income (loss)	359,722	161,847	57,129	(70,968)	(421,849)
Interest and other income, net	19,369	7,657	6,223	7,318	9,994
Income (loss) before income taxes	379,091	169,504	63,352	(63,650)	(411,855)
Provision for income taxes	47,728	27,843	17,842	8,524	3,299
Net income (loss)	$331,363	$141,661	$45,510	$(72,174)	$(415,154)
Basic net income (loss) per share	$1.17	$0.53	$0.18	$(0.30)	$(1.82)
Diluted net income (loss) per share	$1.05	$0.47	$0.16	$(0.30)	$(1.82)
Weighted average shares — basic	282,935	269,687	251,554	238,481	228,706
Weighted average shares — diluted	315,658	299,543	276,483	238,481	228,706
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$921,022	$660,014	$386,271	$265,228	$250,244
Working capital	1,167,126	802,989	449,371	317,794	254,898
Total assets	3,513,289	2,788,962	2,435,465	2,095,257	2,091,055
Capital lease obligations, net of current portion	24,447	11,590	19,944	13,755	10,017
Total shareholders’ equity	3,046,097	2,497,430	2,190,841	1,950,138	1,989,727

(1)          Excludes amortization of stock-based compensation of $18, $85, $182, $339, and $298 in fiscal 2006, 2005, 2004, 2003 and 2002.

(2)          Excludes amortization of stock-based compensation of $1,379, $2,473, $2,555, $4,732 and $9,837 in fiscal 2006, 2005, 2004, 2003 and 2002.

(3)          Excludes amortization of stock-based compensation of $354, $462, $833, $1,605 and $2,655 in fiscal 2006, 2005, 2004, 2003 and 2002.

(4)          Excludes amortization of stock-based compensation of $405, $957, $1,373, $815 and $2,232 in fiscal 2006, 2005, 2004, 2003 and 2002.

(5)          In the first quarter of fiscal 2005, we entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under the arrangement, we agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of goodwill and acquired intangible assets and other. In the second quarter of fiscal 2005, we entered into a technology and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies and is included in amortization and write-off of goodwill and acquired intangible assets and other. In the fourth quarter of fiscal 2001, we acquired Galileo Technology Ltd. (“Galileo”) in a transaction recorded as a purchase. In connection with this acquisition, we recorded an in-process research and development charge of $234.9 million and recorded goodwill and intangible assets of $2.1 billion, which, prior to the adoption of SFAS 142 in February 2002, were all being amortized over their estimated economic lives by charges to the statement of operations. In the fourth quarter of fiscal 2003, we decided to no longer use the Galileo trade name in selling and marketing activities going forward. As a result, we wrote-off the remaining $22.4 million net book value of the trade name. In the fourth quarter of fiscal 2004, we recorded a charge of $1.9 million to amortization and write-off of goodwill and acquired intangible assets and other related to the recognition of pre-acquisition losses due to our prior investments in RADLAN Computer Communications Ltd. which we acquired in fiscal 2004.

(6)          In fourth quarter of 2006, we recorded an acquired in-process research and development charge of $4.3 million in connection with our acquisition of the hard disk and tape drive controller business of QLogic Corporation.

(7)          In fiscal 2005, we recorded a facilities consolidation charge of $2.4 million related to the relocation of several leased facilities. In fiscal 2003, we also recorded a facilities consolidation charge of $19.6 million related to the abandonment of two leased facilities.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties including those discussed under Item 1A “Risk Factors.” These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $134.7 million. In November 2005, we acquired the hard disk and tape drive controller business of QLogic Corporation for approximately $232.5 million. The acquired business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives. In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $24.0 million. The semiconductor design business of UTStarcom designs and supplies chipsets for cellular phone applications. In February 2006, we entered into an agreement to acquire the printer semiconductor business of Avago Technologies Limited for $240.0 million and potential additional earnout payments.

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

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. In fiscal 2006, approximately 55% of our net revenue was derived from sales to four significant customers, each of whom individually accounted for 10% or more of our net revenue during this period. In fiscal 2005, approximately 42% of our net revenue was derived from sales to three significant customers each of whom individually accounted for 10% or more of our net revenue. In fiscal 2004, approximately 32% of our net revenue was derived from sales to two significant customers each of whom individually accounted for 10% or more of our net revenue during this period. Also, in fiscal 2006, 2005 and 2004, one distributor accounted for 11%, 13% and 11% of our net revenue, respectively. We expect to continue to experience significant customer concentration in future periods. In addition, a significant portion of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 94%, 93% and 90% of our net revenue for the years ended January 31, 2006, 2005 and 2004, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that a significant portion of our revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2006, 2005 and 2004 were comprised of 52 weeks. For presentation purposes, our financial statements and notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to January 31 as our year-end.

Critical Accounting Policies and Estimates

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

In arrangements that include a combination of our hardware and our software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, we follow the guidance in Emerging Issues Task Force (“EITF”) Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” accounts for the entire arrangement as a sale of software and software-related items and follows the revenue recognition criteria in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations.

The provisions of EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” apply to sales arrangements with multiple arrangements that include a combination of hardware, software and /or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Undelivered elements typically are software warranty and maintenance services.

Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms substantially greater than our normal payment terms. Revenue on such sales is deferred and recognized as revenue as the payments become due. At January 31, 2006, revenue of $46.5 million with an associated gross profit of $29.8 million was deferred. At January 31, 2005, revenue of $24.7 million with an associated gross profit of $15.9 million was deferred.

Our provision for estimated price protection, sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If actual price protection granted to distributors or product returns exceeds our estimates, additional reductions of revenue would result. Our total allowance for sales returns was $1.6 million and $1.4 million as of January 31, 2006 and 2005, respectively. Actual future returns could be different than the returns allowance established.

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

Significant management judgment is required in determining current and long-term tax payable, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $98.2 million against our net deferred tax assets as of January 31, 2006, due to uncertainties related to our ability to realize some of our deferred tax assets before the underlying tax attributes expire primarily related to our ability to utilize research and development tax credits. The valuation allowance is based on our estimates of taxable income in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate. We recorded a tax provision of $47.7 million in fiscal 2006 to provide for taxation in these jurisdictions.

In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations.

During fiscal 2006, our German and Israel subsidiaries underwent and completed corporate tax audits of years 1999 through 2002 and years 2001 through 2003, respectively. During fiscal 2005, the Internal Revenue Service (IRS) completed an income tax audit for the fiscal years ended January 31, 2003, 2002 and 2001 of our U.S. consolidated returns. The audits closed with no material adverse impact on our consolidated financial statements.

Accounts Receivable and Allowances.   We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We continuously monitor payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial condition of any one of these customers could have a material adverse impact on the realization of our accounts receivable and our results of operations. The accounts receivable allowance recorded in our consolidated financial statements as of January 31, 2006 is $3.0 million.

Inventory Valuation.   We value our inventory at the lower of the actual cost of the inventory or the current estimated market value of the inventory, cost being determined under the first-in, first-out method.

We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

Valuation of Long-lived Assets, Intangible Assets and Goodwill.   We assess the impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to perform annual assessments of goodwill impairment. Factors we consider important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (iii) significant negative industry or economic trends, (iv) a significant decline in our stock price for a sustained period and (v) a significant change in our market capitalization relative to our net book value. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the asset and its estimated fair value. The annual impairment test required under SFAS 142 was completed in the fourth quarter and did not identify any impairment of goodwill. We intend to continue to perform an annual impairment review during the fourth quarter of each year, or more frequently if we believe indicators of impairment exist.

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

Valuation of Equity Investments.   We hold minority interests in certain companies. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments in our consolidated balance sheet as of January 31, 2006 is $11.7 million.

Results of Operations

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue.

	Years Ended January 31,
	2006	2005	2004
Net revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	46.5	47.5	46.6
Research and development	18.7	21.5	26.1
Selling and marketing	5.3	6.2	7.6
General and administrative	2.1	2.6	2.3
Amortization of stock-based compensation	0.1	0.3	0.6
Amortization and write-off of goodwill and acquired intangible assets and other	5.5	8.4	9.8
Acquired in-process research and development	0.3	—	—
Facilities consolidation charge	—	0.2	—
Total operating costs and expenses	78.5	86.7	93.0
Operating income	21.5	13.3	7.0
Interest and other income, net	1.2	0.6	0.8
Income before income taxes	22.7	13.9	7.8
Provision for income taxes	2.9	2.3	2.2
Net income	19.8%	11.6%	5.6%

Years Ended January 31, 2006 and 2005

Net Revenue

	Years Ended January 31,		% Change
	2006	2005	in 2006
Net revenue	$1,670,266	$1,224,580	36.4%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increase in net revenue in fiscal 2006 compared to fiscal 2005 reflects a significant increase in volume shipments of our storage SOCs which increased by $330.7 million, wireless products which increased by $50.8 million and system controllers which increased by $26.8 million. The increases in net revenue are primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers, increased market share gains in the PC desktop and consumer product markets with our storage SOC products and volume shipments of our wireless products and system controllers from new design wins.

Revenue from storage products was $1,058.7 million in fiscal 2006 compared to $763.0 million in fiscal 2005. The increase in revenue from storage products is primarily attributable to an increase in volume shipments of our storage SOCs. Revenue from communication products was $611.6 million in fiscal 2006 compared to $461.6 million in fiscal 2005. The increase in revenue from communication products is primarily due to an increase in shipments of wireless products and system controllers. Net revenue derived from development contracts decreased in fiscal 2006 in both absolute dollars and as a percentage of net revenue compared to fiscal 2005, and represented less than 10% of net revenue for each year.

We expect that revenue for fiscal 2007 will increase from the level of revenue we reported in fiscal 2006 due to increases in shipments of our storage SOCs into the PC desktop and consumer product markets and increased adoption of our storage products in emerging consumer storage electronics. Also, we expect additional growth in fiscal 2007 compared to fiscal 2006 due to increases in shipments of our wireless products from new design wins.

Cost of Goods Sold

	Years Ended January 31,		% Change
	2006	2005	in 2006
Cost of goods sold	$776,633	$581,757	33.5%
% of net revenue	46.5%	47.5%
Gross margin	53.5%	52.5%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The increase in gross margin in fiscal 2006 compared to fiscal 2005 was primarily due to manufacturing efficiencies and better yields from our foundries, product cost savings resulting from the benefits of favorable foundry pricing, and to a lesser extent, a product mix change, which included production ramps of our storage SOCs. Partially offsetting the increase in gross margins were higher product costs associated with inventory that was acquired from the hard disk and tape drive controller business of QLogic Corporation, increased royalties, warranty expense and inventory excess and obsolescence provisions. The increase in royalties in fiscal 2006 as compared to fiscal 2005 is due to higher sales of products that integrated licensed technology. The increase in warranty expense is due to the increased volume of sales and extended warranties for certain customers. The increase in inventory excess and obsolescence provisions is due to an increase in mature products for which there was lower forecasted demand. The costs associated with contracted development work are included in research and development expense. Our gross margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors particularly in the consumer markets we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

Research and Development

	Years Ended January 31,		% Change
	2006	2005	in 2006
Research and development	$311,498	$263,261	18.3%
% of net revenue	18.7%	21.5%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in fiscal 2006 compared to fiscal 2005 was primarily due to the net hiring of additional development personnel including personnel related to our acquisitions of the hard disk and tape drive controller business of QLogic Corporation in November 2005, which together resulted in an increase in salary and related costs of $27.7 million. Additionally, we incurred increased depreciation and amortization expense of $5.1 million arising from purchases of property, equipment and technology licenses, increased costs of $1.6 million for tooling and engineering equipment expenses, increased costs of $2.3 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $9.5 million related to our expanding operations.

We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel including those from our pending acquisitions.

Selling and Marketing

	Years Ended January 31,		% Change
	2006	2005	in 2006
Selling and marketing	$88,822	$76,570	16.0%
% of net revenue	5.3%	6.2%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in fiscal 2006 compared to fiscal 2005 was primarily due to the net hiring of additional sales and marketing personnel, which all resulted in an increase in salary and related costs of $6.2 million. Additionally, we incurred higher commission costs of $2.8 million due primarily to the increase in sales as well as other costs of $1.9 million related to expanding our sales and marketing activities as we broaden our customer and product base and increased facility and other allocated expenses of $1.2 million related to our expanding operations. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts into product markets such as consumer applications for our wireless and storage products.

General and Administrative

	Years Ended January 31,		% Change
	2006	2005	in 2006
General and administrative	$35,397	$32,220	9.9%
% of net revenue	2.1%	2.6%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. The increase in general and administrative expense in absolute dollars in fiscal 2006 compared to fiscal 2005 was primarily due to the net hiring of additional administrative personnel, all of which resulted in an increase in salary and related costs of $6.7 million. Offsetting the increase in general and administrative expenses was a decrease in legal fees and professional fees of $3.6 million. The decrease in legal and professional fees was due to the timing and volume of legal matters during the year and the increased hiring of legal and finance personnel resulting in lower outside legal and professional fees. We expect that general and administrative expenses will increase in absolute dollars in fiscal 2007 as we expand our operations.

Amortization of Stock-Based Compensation

	Years Ended January 31,		% Change
	2006	2005	in 2006
Amortization of stock-based compensation	$2,156	$3,977	(45.8)%
% of net revenue	0.1%	0.3%

We have recorded deferred stock-based compensation in connection with the grant of stock options to our employees and directors prior to our initial public offering of common stock and in connection with the grant and assumption of stock options as a result of our acquisitions. Deferred stock-based compensation is being amortized using an accelerated method over the remaining option vesting period. The decrease in amortization expense in both absolute dollars and percentage of net revenue in fiscal 2006 compared to fiscal 2005 primarily resulted from a lower balance of deferred stock-based compensation being amortized in fiscal 2006 compared to fiscal 2005. For a discussion of the effects of future expensing of stock options, see “Recent Accounting Pronouncements”.

Amortization and Write-Off of Acquired Intangible Assets and Other

	Years Ended January 31,		% Change
	2006	2005	in 2006
Amortization and write-off of acquired intangible assets and other	$91,738	$102,534	(10.5)%
% of net revenue	5.5%	8.4%

In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $434.7 million of acquired intangible assets. In connection with the acquisition of RADLAN, we recorded $5.7 million of acquired intangible assets. The acquired intangible assets from the RADLAN acquisition are being amortized over their estimated economic lives of two to five years. In connection with the acquisition of Asica, we recorded $360,000 of acquired intangible assets. The acquired intangible assets from the Asica acquisition are being amortized over their estimated economic life of five years. In connection with the acquisition of the hard disk and tape drive controller business of QLogic Corporation in November 2005, we recorded $123.3 million of acquired intangibles assets which are being amortized over their useful economic lives of two to four years.

During the first quarter of fiscal 2005, we entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other. During the second quarter of fiscal 2005, we entered into another technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies is included in amortization and write-off of acquired intangible assets and other, while the remaining $15.0 million was capitalized as licensed technology and will be amortized to cost of goods sold over its estimated useful life of five years. The decrease in amortization and write-off of acquired intangible assets and other in fiscal 2006 compared to fiscal 2005 was due to $23.5 million of charges for payments made on technology license and non-assert agreements in fiscal 2005 partially offset by additional amortization of acquired intangible assets from the QLogic acquisition in fiscal 2006.

Acquired In-Process Research and Development

	Years Ended January 31,		% Change
	2006	2005	in 2006
Acquired in-process research and development	$4,300	$—	100.0%
% of net revenue	0.3%	—%

In connection with the acquisition of the hard disk and tape drive controller business of QLogic Corporation on November 4, 2005, we purchased in-process research and development (IPRD) of approximately $4.3 million. The amounts allocated to IPRD were determined based on our estimates of the fair values of assets acquired using valuation techniques used in the high technology industry and were charged to expense in the fourth quarter of fiscal 2006. The projects that qualify for IPRD had not reached technical feasibility and no future use existed. In accordance with SFAS No. 2, Accounting for Research and development costs, as clarified by FASB Interpretation, or FIN, No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method—an Interpretation of FASB Statement No. 2, amounts assigned to IPRD meeting the above stated criteria were charge to expense as part of the allocation of the purchase price.

The value assigned to in-process research and technology was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. A discount rate of 21.0% was used for IPRD and rates between 13.0% and 18.3% were used for intangible assets.

At the time of the acquisition, we estimated that the project was approximately 25.0% complete with aggregate costs to complete of $2.7 million. The project is in process and is expected to be completed by October 2006.

The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

Facilities Consolidation Charge

	Years Ended January 31,		% Change
	2006	2005	in 2006
Facilities consolidation charge	$—	$2,414	(100.0)%
% of net revenue	—%	0.2%

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

Interest and Other Income, Net

	Years Ended January 31,		% Change
	2006	2005	In 2006
Interest and other income, net	$19,369	$7,657	153.0%
% of net revenue	1.2%	0.6%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, and gains on the sale of marketable securities, offset by interest paid on capital lease obligations. The increase in interest and other income, net in fiscal 2006 compared to fiscal 2005 was primarily due to higher interest income due to higher comparable invested cash and marketable securities balances and higher yields on our investments.

Provision for Income Taxes

	Years Ended January 31,		% Change
	2006	2005	in 2006
Provision for income taxes	$47,728	$27,843	71.4%
% of net revenue	2.9%	2.3%

Our effective tax rate was 12.6% for fiscal 2006 compared to 16.4% for fiscal 2005. For fiscal 2006 and 2005, the effective rates were affected primarily by an increase in profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and non tax-deductible expenses, such as stock-based compensation, nondeductible acquisition related expenses and charges related to asset impairment.

During fiscal 2006, our German and Israel subsidiaries underwent and completed corporate tax audits of years 1999 through 2002 and years 2001 through 2003, respectively. During fiscal 2005, the Internal Revenue Service (IRS) completed an income tax audit for the fiscal years ended January 31, 2003, 2002 and 2001 of our U.S. consolidated return. The audits closed with no material adverse impact on our consolidated financial statements.

Years Ended January 31, 2005 and 2004

Net Revenue

	Years Ended January 31,		% Change
	2005	2004	in 2005
Net revenue	$1,224,580	$819,762	49.4%

The increase in net revenue in fiscal 2005 compared to fiscal 2004 reflects a significant increase in volume shipments of our storage SOCs which increased by $288.0 million, Gigabit Ethernet physical layer transceivers which increased by $38.6 million and wireless products which increased by $34.0 million. The increases in net revenue are primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers, increased market share gains in the PC desktop segment with our read channel and storage SOC products, the continued adoption of our Gigabit Ethernet products as a replacement for Fast Ethernet products and volume shipments of our wireless products from new design wins. Revenue from storage products was $763.0 million in fiscal 2005 compared to $447.7 million in fiscal 2004. Revenue from communication products was $461.6 million in fiscal 2005 compared to $372.1 million in fiscal 2004. Net revenue derived from development contracts increased in fiscal 2005, but represented less than 10% of net revenue for each year and decreased as a percentage of net revenue in fiscal 2005 compared to fiscal 2004.

Cost of Goods Sold

	Years Ended January 31,		% Change
	2005	2004	in 2005
Cost of goods sold	$581,757	$382,206	52.2%
% of net revenue	47.5%	46.6%
Gross margin	52.5%	53.4%

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

Research and Development

	Years Ended January 31,		% Change
	2005	2004	in 2005
Research and development	$263,261	$213,740	23.2%
% of net revenue	21.5%	26.1%

The increase in research and development expense in absolute dollars in fiscal 2005 compared to fiscal 2004 was primarily due to the net hiring of additional development personnel and a full year's impact of personnel related to our acquisitions of RADLAN in June 2003 and Asica in November 2003, which together resulted in an increase in salary and related costs of $29.0 million. Included in the increase in salary and related costs for fiscal 2005 is approximately $1.0 million of compensation expense resulting from the accelerated vesting of stock options previously granted to an employee. Additionally, we incurred increased costs of $2.2 million for prototype and related product tape-out costs for new product initiatives, increased costs of $1.2 million for outside services to assist in new product initiatives, increased cost of $2.0 million for patent filing fees to protect newly developed intellectual property, increased depreciation and amortization expense of $6.9 million arising from purchases of property, equipment and technology licenses and other allocated expenses of $5.9 million related to our expanding operations.

Selling and Marketing

	Years Ended January 31,		% Change
	2005	2004	in 2005
Selling and marketing	$76,570	$62,350	22.8%
% of net revenue	6.2%	7.6%

The increase in selling and marketing expense in absolute dollars in fiscal 2005 compared to fiscal 2004 was primarily due to the net hiring of additional sales and marketing personnel, which all resulted in an increase in salary and related costs of $8.8 million. Additionally, we incurred higher commission costs of $1.7 million due primarily to the increase in sales as well as other costs of $2.5 million related to expanding our sales and marketing activities as we broaden our customer and product base and increased facility and other allocated expenses of $1.4 million related to our expanding operations.

General and Administrative

	Years Ended January 31,		% Change
	2005	2004	in 2005
General and administrative	$32,220	$19,004	69.5%
% of net revenue	2.6%	2.3%

The increase in general and administrative expense in absolute dollars in fiscal 2005 compared to fiscal 2004 was primarily due to the net hiring of additional administrative personnel, all of which resulted in an increase in salary and related costs of $4.7 million. Our expenses also increased due to higher professional fees of $3.8 million due to attorney fees associated with our on-going legal proceedings and $3.4 million due to higher professional fees as a result of our expanding operations and costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

Amortization of Stock-Based Compensation

	Years Ended January 31,		% Change
	2005	2004	in 2005
Amortization of stock-based compensation	$3,977	$4,943	(19.5)%
% of net revenue	0.3%	0.6%

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

Amortization and Write-Off of Acquired Intangible Assets and Other

	Years Ended January 31,		% Change
	2005	2004	in 2005
Amortization and write-off of acquired intangible assets and other	$102,534	$80,390	27.5%
% of net revenue	8.4%	9.8%

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

Facilities Consolidation Charge

	Years Ended January 31,		% Change
	2005	2004	in 2005
Facilities consolidation charge	$2,414	$—	—%
% of net revenue	0.2%	—

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

Interest and Other Income, Net

	Years Ended January 31,		% Change
	2005	2004	in 2005
Interest and other income, net	$7,657	$6,223	23.0%
% of net revenue	0.6%	0.8%

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

Provision for Income Taxes

	Years Ended January 31,		% Change
	2005	2004	in 2005
Provision for income taxes	$27,843	$17,842	56.1%
% of net revenue	2.3%	2.2%

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

Subsequent Events

On February 21, 2006, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock split is subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2006 Annual General Meeting tentatively scheduled for June 2006.

Pending Acquisitions

On February 16, 2006, we completed the acquisition of the semiconductor division of UTStarcom, Inc. for $24.0 million in cash. We may pay an additional $16.0 million if certain defined milestones are achieved at various intervals through September 2006. We may also record a one-time charge for purchased in-process research and development expenses. The amount of that charge, if any, would be recorded in our first quarter of fiscal 2007, but has not yet been determined.

On February 21, 2006, we announced the signing of a definitive agreement to acquire the printer semiconductor business of Avago Technologies Limited. Under the agreement, we will pay $240.0 million in cash upon closing of the transaction. We may pay an additional $35.0 million if certain milestones are achieved at various intervals through October 2007. We may also record a one-time charge for purchased in-process research and development expenses related to the acquisition. The amount of that charge, if any, and the period in which it would be recorded has not yet been determined.

Liquidity and Capital Resources

Our principal source of liquidity as of January 31, 2006 consisted of $921.0 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $402.3 million for fiscal 2006 compared to $221.5 million for fiscal 2005 and $149.8 million for fiscal 2004. The cash inflows from operations in fiscal 2006 were primarily the result of our generation of income during the period and changes in working capital. Non-cash charges in fiscal 2006 included $91.7 million related to amortization of acquired intangible assets and other, $56.8 million of depreciation and amortization expense and $2.2 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash flows in fiscal 2006 included an increase of $66.9 million in accounts payable resulting primarily from amounts due to our suppliers relating to increased inventory purchases during fiscal 2006 as well as higher overall spending activity related to our expanding operations, an increase of $44.7 million in income tax payable resulting from taxable income for fiscal 2006, an increase of $19.4 million in accrued compensation primarily related to an increase in the number of employee contributions under the employee stock purchase plan and higher benefit related obligations as a result of the increase in number of employees and an increase of $13.8 million in deferred income resulting from increased shipments of product to our distributors as well as the increase in number of distributors.

Significant working capital changes offsetting positive cash flows in fiscal 2006 included an increase in prepaid and other assets of $128.9 million due primarily to $106.0 million in payments in connection with a capacity reservation agreement with a foundry, a $12.3 million security deposit for long-term assets under construction, and a $19.5 million receivable from a foundry for reimbursements under a capacity reservation agreement. Also contributing to working capital changes offsetting positive cash flow in the fiscal 2006 was an increase in inventory of $60.4 million primarily a result of the increased in wafer starts to meet forecasted demand and changes in forecast of large volume consumer products. As a result of the increase in inventory, the number of days in inventory, which is calculated on a quarterly basis, has increased to 86 days at the end of fiscal 2006 compared to 71 days at the end of fiscal 2005. In addition, accounts receivable increased $44.2 million primarily due to higher net revenue in fiscal 2006 as compared to fiscal 2005. Although accounts receivable has increased, the days sales outstanding, or DSO, metric, which is calculated on a quarterly basis, has decreased to 45 days at the end of fiscal 2006 as compared to 53 days at the end of fiscal 2005. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal year-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments by our customers.

During fiscal 2005, net cash provided by operating activities was $221.5 million. The cash inflow from operations in fiscal 2005 was primarily the result of our generation of income during the period and changes in working capital. Non-cash charges in fiscal 2005 included $79.0 million related to amortization of acquired intangible assets and other, $44.3 million of depreciation and amortization expense, $5.4 million related to the tax benefit from employee stock transactions, $4.0 million of amortization of stock-based compensation and $2.4 million for a charge in connection with a facilities consolidation. Significant working capital changes contributing to positive cash flow in fiscal 2005 included an increase of $30.7 in income tax payable resulting from taxable income for fiscal 2005, an increase of $11.2 million in accrued compensation primarily related to an increase in the number of employee contributions under the employee stock purchase plan and higher benefit related obligations as a result of the increase in number of employees and an increase of $8.5 million in accounts payable resulting primarily from amounts due to our suppliers relating to increased inventory purchases during fiscal 2005 as well as higher overall spending activity related to our expanding operations.

Significant working capital changes offsetting positive cash flows in fiscal 2005 included an increase in accounts receivable of $64.4 million primarily due to higher net revenue in fiscal 2005 as compared to fiscal 2004. Although accounts receivable has increased, the DSO, which is calculated on a quarterly basis, remained relatively consistent at the end of fiscal 2005 as compared to the end of fiscal 2004 in the range of 49 to 54 days. Inventory increased by $37.1 million primarily as a result of increased volumes of purchase orders received from our customers and associated purchases of inventory required to meet customer demand. The number of days of inventory which is calculated on a quarterly basis, has remained reasonably consistent at 71 days at the end of both fiscal 2005 and 2004.

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

Significant working capital changes offsetting positive cash flows in fiscal 2004 included a $50.2 million increase in accounts receivable, which was primarily due to increases in our net revenue in fiscal 2004 as compared to fiscal 2003. Although accounts receivable has increased, DSO remained relatively consistent at the end of fiscal 2004 in the range of 48 to 50 days. Inventory increased by $52.1 million, primarily as a result of increased volumes of purchase orders received from our customers and associated purchases of inventory required to meet such customer demand. The number of days of inventory, increased at the end of fiscal 2004 to 71 days compared to 51 days at the end of fiscal 2003 as we began to build buffer inventory in the second half of fiscal 2004 in anticipation of longer production lead times and tighter capacity constraints at our foundries.

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

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Net Cash Used in Investing Activities

Net cash used in investing activities was $367.5 million for the fiscal 2006 compared to net cash used in investing activities of $348.1 million for fiscal 2005 and net cash used in investing activities of $168.0 million for fiscal 2004. The net cash used in investing activities in fiscal 2006 was primarily due to purchases of short-term investments of $710.5 million, cash paid for the QLogic acquisition, purchases of property and equipment of $98.5 million, and purchases of equity investments of $2.4 million, partially offset by the proceeds from the sales and maturities of short-term investments of $631.3 million. In fiscal 2006, the significant increase in the purchases of property and equipment is due to building improvements made to buildings acquired in fiscal 2004. The net cash used in investing activities in fiscal 2005 was primarily due to purchases of short-term investments of $433.2 million, purchases of property and equipment of $45.8 million, and purchases of technology licenses of $16.2 million, partially offset by the proceeds from the sales and maturities of short-term investments of $149.3 million. The net cash used in investing activities in fiscal 2004 was primarily due to purchases of short-term investments of $216.3 million, purchases of property and equipment of $95.2 million and loan advances of $10.2 million, partially offset by the proceeds from the sales and maturities of short-term investments of $155.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $147.2 million for fiscal 2006 compared to $119.1 million for fiscal 2005 and $80.0 million for fiscal 2004. In fiscal 2006, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by principal payments on capital lease obligations. In fiscal 2005, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by principal payments on capital lease obligations. In fiscal 2004, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by principal payments on capital lease obligations. For all three fiscal years, the increase in proceeds from the issuance of common stock is due to exercises of stock options by employees and the increase in capital lease obligations is due to additional CAD software licenses, which we have acquired for use in our research and development activities.

Contractual Obligations and Commitments

Our relationships with our foundries allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of January 31, 2006, foundries had incurred approximately $141.3 million of manufacturing expenses on our outstanding purchase orders. The purchase obligations are included in outstanding purchase commitments as of January 31, 2006.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of January 31, 2006, payments totaling $106.0 million (included in prepaid expenses and other current assets and other noncurrent assets) have been made and approximately $25.7 million of the prepayment has been utilized as of January 31, 2006. At January 31, 2006, remaining commitments under the agreement were approximately $68.2 million.

In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and was amended in the third quarter of fiscal 2006 to end December 31, 2005. In February 2002, we consolidated our three existing facilities in California into this new building. The leases on two of our former facilities expired in February 2002 and June 2005, respectively, but we have an ongoing, non-cancelable lease for the remaining facility, for which we have obtained a sublease. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $3.6 million as of January 31, 2006. At January 31, 2006, cash payments of $9.9 million, net of sublease income had been made in connection with this charge. Approximately $3.6 million is accrued for this facilities consolidation charge as of January 31, 2006 of which $0.7 million is the current portion while the long-term portion totaling $2.9 million is payable through 2010.

During the third quarter of fiscal 2005, we recorded a total of $2.4 million of charges associated with costs of consolidating and relocating operations in Israel. The charges included $2.3 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities and $0.1 million of remaining lease commitments for these facilities. Prior to the consolidation of these facilities, we were leasing five separate facilities in Israel located in geographically dispersed areas. We completed the consolidation of the majority of our Israel operations into one facility during the third quarter of fiscal 2005. Approximately $0.1 million is accrued for this facilities consolidation charge as of January 31, 2006 and is included in accrued liabilities.

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

We expect to make significant commitments and incur costs to improve the buildings at our U.S. headquarters located in Santa Clara, CA over the next twelve to eighteen months. Based upon our current forecasts, we currently expect to spend approximately $60.0 million to $65.0 million for building improvements over the next twelve to eighteen months, of which $36.4 million of non-cancelable purchase orders is currently outstanding. The amount that we plan to spend and commit for building improvements is an estimate and may change as the scope of the work is refined and plans are finalized. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to cost of goods sold, research and development, sales and marketing and general and administrative expenses.

On November 4, 2005, we completed the acquisition of the Hard Disk and Tape Drive Controller semiconductor business of QLogic Corporation (“QLogic”). The acquisition was completed in accordance with the terms and conditions of an Asset Purchase Agreement dated August 29, 2005 (the “Agreement”). Under the terms of the Agreement, in exchange for certain assets and intellectual property of QLogic, we paid $180.0 million in cash and issued 980,499 shares of our common stock to QLogic valued at $45.6 million for total consideration of $225.6 million. An additional payment of $4.0 million was made for an inventory adjustment resulting in total cash paid of $184.0 million and total consideration of $232.5 million, including acquisition costs. Pursuant to the Agreement, on the closing date, we placed a portion of the shares in escrow as security for its indemnification rights under the Agreement. The shares can be held in escrow for up to 12 months from the closing date. Our shares of common stock were issued pursuant to an exemption under the Securities Act of 1933.

On February 16, 2006, we completed the acquisition of the semiconductor division of UTStarcom, Inc. for $24.0 million in cash. We may pay an additional $16.0 million if certain defined milestones are achieved at various intervals through September 2006. We may also record a one-time charge for purchased in-process research and development expenses in the first quarter of fiscal 2007. The amount of that charge, if any, has not yet been determined.

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

The following table summarizes our contractual obligations as of January 31, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
Contractual obligations:
Operating leases	$6,567	$5,862	$5,933	$4,086	$3,668	$28,740	$54,856
Capital lease obligations	18,523	15,492	7,697	2,836	—	—	44,548
Purchase commitments to foundries	141,257	—	—	—	—	—	141,257
Capacity reservation commitment	68,180	—	—	—	—	—	68,180
Mask purchase commitment	3,000	—	—	—	—	—	3,000
Capital purchase obligations	56,245	—	—	—	—	—	56,245
UTStarcom asset purchase commitment*	24,000	—	—	—	—	—	24,000
Total contractual cash obligations	$317,772	$21,354	$13,630	$6,922	$3,668	$28,740	$392,086

*                    Excludes $16.0 million payable if certain defined milestones are achieved.

Included in operating lease commitments are anticipated lease payments for two airplanes that are currently under construction. Delivery of one airplane is expected in fiscal 2007 while delivery of the second airplane is expected in fiscal 2008. The airplanes will be used for business travel purposes and will be accounted for as operating leases once the airplanes are completed and delivered.

On February 21, 2006, we announced the signing of a definitive agreement to acquire the printer semiconductor business of Avago Technologies Limited. Under the agreement, we will pay $240.0 million in cash upon closing of the transaction. We may pay an additional $35.0 million if certain defined milestones are achieved at various intervals through October 2007. We may also record a one-time charge for purchased in-process research and development expenses related to the acquisition. The amount of that charge, if any, and the period in which it would be recorded has not yet been determined.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2006, we are not involved in any unconsolidated SPE transactions.

Inflation

The impact of inflation on our business has not been material for fiscal 2006, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We adopted SFAS 123R on February 1, 2006.

Upon adoption, this statement will have a material and adverse effect on our consolidated financial statements because we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock option and stock purchase plans rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

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

Related Party Transactions

During fiscal 2006, 2005 and 2004, we incurred approximately $0.7 million, $0.6 million and $0.4 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI. The aircraft provided by ACM to us for such services is owned by Estopia Air LLC (“Estopia Air”). Our President and Chief Executive Officer, Sehat Sutardja, Ph.D, and Chief Operating Officer, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The $0.7 million, $0.6 million and $0.4 million of expenses were the result of our use of the aircraft for business travel purposes. The pricing was based on values determined to be market prices.

On February 19, 2005, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), we entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement is on substantially similar terms as other development agreements with other third parties. We recognized $0.8 million of revenue from the development agreement and product revenue during fiscal 2006. This development agreement is on substantially similar terms as other development agreements with other third parties. Herbert Chang, one of our directors, is a shareholder of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Sehat Sutardja, Ph.D. and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”). The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties. We recognized $0.4 million and deferred $0.2 million of revenue from the License Agreement with C2Micro during fiscal 2006. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia are indirect shareholders of C2Micro. Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro. Pantas Sutardja, Ph.D., our Chief Technology Officer, is also a shareholder in C2Micro.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.   The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of January 31, 2006 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2007 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2007	2008	2009	2010	2011	Total	Fair Value
Variable Rate	$438,615	$—	$—	$—	$—	$438,615	$438,615
Average Interest Rate	4.39%	—	—	—	—	4.39%
Fixed Rate	$82,779	$38,030	$20,267	$—	$—	$141,076	$138,933
Average Interest Rate	3.04%	3.05%	3.57%	—	—	3.12%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of January 31, 2006 would have an immaterial effect on our financial position, results of operations and cash flows.

Investment Risk.   We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $11.7 million at January 31, 2006, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Item 8.   Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ DR. SEHAT SUTARDJA
Dr. Sehat Sutardja
President and Chief Executive Officer
April 13, 2006

/s/ GEORGE A. HERVEY
George A. Hervey
Vice President and Chief Financial Officer
April 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.:

We have completed integrated audits of Marvell Technology Group Ltd.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
April 13, 2006

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED BALANCE SHEETS

	January 31,
	2006	2005
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$348,431	$166,471
Short-term investments	572,591	493,543
Accounts receivable, net of allowances of $3,028 and $3,132	245,164	200,954
Inventories	211,374	128,889
Prepaid expenses and other current assets	104,307	15,144
Deferred income taxes	18,007	12,793
Total current assets	1,499,874	1,017,794
Property and equipment, net	260,921	161,770
Goodwill	1,558,209	1,480,225
Acquired intangible assets	111,973	80,411
Other noncurrent assets	82,312	48,762
Total assets	$3,513,289	$2,788,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,606	$129,728
Accrued liabilities	34,905	20,604
Accrued employee compensation	51,549	32,136
Income taxes payable	3,352	3,195
Deferred income	29,773	15,938
Current portion of capital lease obligations	16,563	13,204
Total current liabilities	332,748	214,805
Capital lease obligations, net of current portion	24,447	11,590
Non-current income taxes payable	85,126	46,648
Other long-term liabilities	24,871	18,489
Total liabilities	467,192	291,532
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 492,000 shares authorized; 291,388 and 277,602 shares issued and outstanding, respectively	583	555
Additional paid-in capital	3,250,169	3,035,200
Deferred stock-based compensation	(1,141)	(3,400)
Accumulated other comprehensive loss	(1,759)	(1,807)
Accumulated deficit	(201,755)	(533,118)
Total shareholders’ equity	3,046,097	2,497,430
Total liabilities and shareholders’ equity	$3,513,289	$2,788,962

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Net revenue	$1,670,266	$1,224,580	$819,762
Operating costs and expenses:
Cost of goods sold(1)	776,633	581,757	382,206
Research and development(2)	311,498	263,261	213,740
Selling and marketing(3)	88,822	76,570	62,350
General and administrative(4)	35,397	32,220	19,004
Amortization of stock-based compensation	2,156	3,977	4,943
Amortization and write-off of acquired intangible assets and other	91,738	102,534	80,390
Acquired in-process research and development	4,300	—	—
Facilities consolidation charge	—	2,414	—
Total operating costs and expenses	1,310,544	1,062,733	762,633
Operating income	359,722	161,847	57,129
Interest and other income, net	19,369	7,657	6,223
Income before income taxes	379,091	169,504	63,352
Provision for income taxes	47,728	27,843	17,842
Net income	$331,363	$141,661	$45,510
Net income per share:
Basic	$1.17	$0.53	$0.18
Diluted	$1.05	$0.47	$0.16
Weighted average shares:
Basic	282,935	269,687	251,554
Diluted	315,658	299,543	276,483

(1)          Excludes amortization of stock-based compensation of $18, $85 and $182 in fiscal 2006, 2005 and 2004.

(2)          Excludes amortization of stock-based compensation of $1,379, $2,473 and $2,555 in fiscal 2006, 2005 and 2004.

(3)          Excludes amortization of stock-based compensation of $354, $462 and $833 in fiscal 2006, 2005 and 2004.

(4)          Excludes amortization of stock-based compensation of $405, $957 and $1,373 in fiscal 2006, 2005 and 2004.

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional	Deferred	Other
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income	Deficit	Total
	(In thousands)
Balance at January 31, 2003	242,520	$485	$2,673,853	$(5,899)	$1,988	$(720,289)	$1,950,138
Common stock options exercised	13,714	28	75,793	—	—	—	75,821
Common stock repurchased	(4)	—	(4)	—	—	—	(4)
Issuance of common stock under the employee stock purchase plan	1,073	2	10,717	—	—	—	10,719
Issuance of common stock and options in connection with acquisitions	6,189	12	103,709	—	—	—	103,721
Deferred stock-based compensation	—	—	7,626	(7,626)	—	—	—
Reversal of deferred stock-based compensation	—	—	(637)	637	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,943	—	—	4,943
Tax benefit from employee stock transactions	—	—	1,224	—	—	—	1,224
Comprehensive income:
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(1,231)	—	(1,231)
Net income	—	—	—	—	—	45,510	45,510
Total comprehensive income							44,279
Balance at January 31, 2004	263,492	527	2,872,281	(7,945)	757	(674,779)	2,190,841
Common stock options exercised	12,079	24	116,211	—	—	—	116,235
Issuance of common stock under the employee stock purchase plan	1,371	3	15,441	—	—	—	15,444
Issuance of common stock and options in connection with acquisitions	660	1	25,471	—	—	—	25,472
Accelerated vesting on options	—	—	1,014	—	—	—	1,014
Reversal of deferred stock-based compensation	—	—	(568)	568	—	—	—
Amortization of deferred stock-based compensation	—	—	—	3,977	—	—	3,977
Tax benefit from employee stock transactions	—	—	5,350	—	—	—	5,350
Comprehensive income:
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(2,564)	—	(2,564)
Net income	—	—	—	—	—	141,661	141,661
Total comprehensive income							139,097
Balance at January 31, 2005	277,602	555	3,035,200	(3,400)	(1,807)	(533,118)	2,497,430
Common stock options exercised	11,522	23	143,192	—	—	—	143,215
Issuance of common stock under the employee stock purchase plan	820	2	19,909	—	—	—	19,911
Issuance of common stock and options in connection with acquisitions and other	1,444	3	45,871	—	—	—	45,874
Reversal of deferred stock-based compensation	—	—	(103)	103	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,156	—	—	2,156
Tax benefit from employee stock transactions	—	—	6,100	—	—	—	6,100
Comprehensive income:
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	48	—	48
Net income	—	—	—	—	—	331,363	331,363
Total comprehensive income							331,411
Balance at January 31, 2006	291,388	$583	$3,250,169	$(1,141)	$(1,759)	$(201,755)	$3,046,097

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$331,363	$141,661	$45,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,760	44,323	33,682
Amortization of stock-based compensation	2,156	3,977	4,943
Amortization and write-off of acquired intangible assets and other	91,738	79,034	80,390
Acquired in-process research and development	4,300	—	—
Facilities consolidation charge	—	2,414	—
Deferred tax benefits	(996)	(4,422)	(1,177)
Accelerated vesting on stock options and other	290	1,014	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisitions:
Accounts receivable	(44,210)	(64,441)	(50,154)
Inventories	(60,439)	(37,104)	(52,073)
Prepaid expenses and other assets	(128,883)	(3,890)	(1,047)
Accounts payable	66,878	8,538	71,904
Accrued liabilities and other	6,932	7,858	4,259
Accrued employee compensation	19,413	11,240	8,270
Accrued facilities consolidation charge	(1,517)	(2,312)	(2,976)
Income taxes payable	44,677	30,698	7,767
Deferred income	13,835	2,942	515
Net cash provided by operating activities	402,297	221,530	149,813
Cash flows from investing activities:
Cash received from (paid for) acquisitions	(184,032)	—	2,122
Purchases of short-term investments	(710,488)	(433,164)	(216,261)
Sales and maturities of short-term investments	631,264	149,290	155,640
Purchases of equity investments and loans advanced	(2,420)	(2,200)	(10,220)
Acquisition costs	(2,369)	(69)	(1,154)
Purchases of property and equipment	(98,500)	(45,762)	(95,241)
Purchases of technology licenses	(1,000)	(16,225)	(2,917)
Net cash used in investing activities	(367,545)	(348,130)	(168,031)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of repurchases	163,126	131,679	86,536
Principal payments on capital lease obligations	(15,918)	(12,577)	(6,560)
Net cash provided by financing activities	147,208	119,102	79,976
Net increase (decrease) in cash and cash equivalents	181,960	(7,498)	61,758
Cash and cash equivalents at beginning of period	166,471	173,969	112,211
Cash and cash equivalents at end of period	$348,431	$166,471	$173,969
Supplemental cash flow information:
Cash paid for interest	$1,755	$1,201	$892
Cash paid for income taxes, net	$3,390	$995	$11,229
Acquisition of property and equipment under capital lease obligations	$47,174	$7,506	$18,476
Common stock issued in connection with acquisition	$45,583	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and its Significant Accounting Policies:

The Company

Marvell Technology Group Ltd. (the “Company”), a Bermuda company, is a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. The Company’s diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateway, communications controller, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. On January 21, 2001, the Company acquired Galileo Technology Ltd. (“Galileo”), an Israeli corporation. In January 2003, Galileo’s name was changed to Marvell Semiconductor Israel Ltd. (MSIL). MSIL develops high-performance internetworking and switching products for the broadband communications market. On June 19, 2002, the Company acquired SysKonnect GmbH (“SysKonnect”), a German corporation. SysKonnect develops and markets client-server products. On June 27, 2003, the Company acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software. On November 24, 2003, the Company acquired Asica, Inc. (Asica). Asica designs and develops digital signal processors used in consumer and other applications. On November 4, 2005, the Company acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation. The acquired business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives.

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

On February 25, 2004, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock split was subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2004 Annual General Meeting. On May 28, 2004, shareholders at the Company’s 2004 Annual General Meeting approved an increase in the authorized share capital by 250.0 million shares of common stock. Stock certificates representing one additional share for each share held were delivered on June 28, 2004 (payment date) to all shareholders of record at the close of business on June 14, 2004 (record date). All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

The Company’s marketable investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of tax, if any, in accumulated other comprehensive income, a component of shareholders’ equity. Realized gain and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income, net. In order to determine if a decline in value on an available-for-sale security is other than temporary, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. We also may consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all marketable investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. The specific identification method is used to determine the cost of securities sold. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the limited customer base, located primarily in the Far East, are substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The Company recorded provisions for allowance for bad debt and doubtful accounts of none, $500,000 and $703,000 in fiscal 2006, 2005 and 2004, respectively. Receivables and adjustments written off against the allowance aggregated $254,000, $26,000 and $100,000 in fiscal 2006, 2005 and 2004, respectively. The allowance for bad and doubtful accounts at January 31, 2006, 2005 and 2004 was $1.5 million, $1.7 million and $1.3 million, respectively. Refer to the Revenue Recognition caption in Note 1 for additional information on sales returns and allowances.

The following table sets forth sales to end customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	Years Ended January 31,
Customer	2006	2005	2004
Western Digital	17%	18%	*
Samsung	14%	14%	14%
Toshiba	14%	10%	*
Fujitsu	10%	*	*
Intel	*	*	18%

*                    Less than 10% of net revenue

The Company’s accounts receivable were concentrated with two customers at January 31, 2006, representing 16% and 13% of gross accounts receivable, and were concentrated with three customers at January 31, 2005, representing 20%, 13% and 12% of gross accounts receivable.

In fiscal 2006, 2005 and 2004, one distributor accounted for 11%, 13% and 11% of the Company’s net revenue, respectively. This distributor also accounted for less than 10% of total accounts receivable as of January 31, 2006 and January 31, 2005, respectively, and accounted for 12% of total accounts receivable as of January 31, 2004. The Company continuously monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

Concentration of Other Risk

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both at home and abroad; economic conditions specific

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventory

Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company has taken adjustments to write-down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. If actual future demand for the Company’s products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates to is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100 “Restructuring and Impairment Charges.” The Company recorded charges for inventory excess and obsolescence of $14.1 million, $12.9 million and $1.0 million, for fiscal 2006, 2005 and 2004, respectively.

Property and Equipment

Property and equipment, including capital leases and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years. Buildings are depreciated over an estimated useful life of thirty years and building improvements are depreciated over estimated useful lives of fifteen years. Land is not depreciated. Assets held under capital leases and leasehold improvements are amortized over the shorter of term of the lease or their estimated useful lives.

Goodwill and Acquired Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of five years for purchased technology, two years for trade name and five to six years for customer contracts.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 5, “Goodwill and Purchased Intangible Assets,” for detail of the activities in these accounts during fiscal 2006 and 2005.

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

Foreign Currency Transactions

The functional currency of the Company’s non-United States operations is the United States dollar. Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency re-measurement are reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal 2006, 2005 or 2004.

Reclassifications

Certain items have been reclassified to be consistent with current presentation. The Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of January 31, 2004 (see Note 3). The reclassifications have no effect on previously disclosed net income, shareholders’ equity or operating cash flows.

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

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company recorded charges for sales returns and allowances on product sales of $150,000, none and $40,000 in fiscal 2006, 2005 and 2004, respectively. Amounts written off against the sales return and allowance reserve aggregated none, $196,000 and $193,000 in fiscal 2006, 2005 and 2004, respectively. The sales return and allowance reserve at January 31, 2006 and 2005 was $1.6 million and $1.4 million, respectively.

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

In arrangements that include a combination of hardware and software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, the Company follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” accounts for the entire arrangement as a sale of software and software-related items and follows the revenue recognition criteria in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and related interpretations.

The provisions of EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” apply to sales arrangements with multiple arrangements that include a combination of hardware, software and /or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Undelivered elements typically are software warranty and maintenance services.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Black-Scholes valuation method. The fair value of each non-employee stock award is remeasured at each period end until a commitment date is reached, which is generally the vesting date. The Company accounts for employee and director stock options in accordance with APB 25 and complies with the disclosure provisions of SFAS 123.

During fiscal 2004, the Company recorded $7.6 million of deferred stock-based compensation related to the exchange of stock options with employees of companies acquired during fiscal 2004. Such deferred stock-based compensation is being amortized using an accelerated method over the remaining vesting periods of the options. No deferred stock-based compensation was recorded during fiscal 2005 or fiscal 2006.

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

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are pro forma statements of operations data of the Company giving effect to the valuation of stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25 (in thousands, except per share amounts):

	Years Ended January 31,
	2006	2005	2004
Net income:
As reported	$331,363	$141,661	$45,510
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effect	2,246	4,991	4,943
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(143,887)	(133,573)	(84,736)
Pro forma	$189,722	$13,079	$(34,283)
Basic net income (loss) per share:
As reported	$1.17	$0.53	$0.18
Pro forma	$0.67	$0.05	$(0.14)
Diluted net income (loss) per share:
As reported	$1.05	$0.47	$0.16
Pro forma	$0.62	$0.05	$(0.14)

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

	Stock Option Plans			ESPP
	2006	2005	2004	2006	2005	2004
Estimated fair value	$22.23	$16.47	$10.45	$12.02	$12.23	$6.43
Volatility	59% - 73%	81% - 115%	95%	59% - 73%	110% - 112%	95%
Expected term (in years)	4.2	3.7	4.0	1.3	1.3	1.5
Risk-free interest rate	4.1%	3.4%	2.7%	3.9%	2.3%	1.3%
Dividend yield	—	—	—	—	—	—

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. The Company believes that its current assumptions are an appropriate estimate of fair value.

For purposes of the foregoing pro forma illustration, the fair value of each stock award has been estimated as of the date of grant or assumption using the Black-Scholes model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of the Company’s stock-based awards, as it does not consider other factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. For pro forma illustration purposes, the Black-Scholes value of the Company’s stock-based awards is assumed to be amortized on a straight-line basis over their respective vesting periods.

In addition to APB 25 and the disclosure-only alternative of SFAS 123, the Company complied with the provisions of FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25 (“FIN 44”). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The rules require that the intrinsic value of the restricted stock and unvested options be allocated to deferred compensation and recognized as stock-based compensation expense ratably over the remaining future vesting period. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. Effective February 1, 2006, the Company adopted SFAS 123R. The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments.

Upon adoption, SFAS 123R will have a material and adverse effect on the Company’s reported results of operations, although it will have no impact on its overall financial position because the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock option and stock purchase plans rather than disclose the impact on its consolidated net income within the footnotes as is the Company’s current practice. The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the adoption of SFAS 123R, the Company has a balance of unearned stock-based compensation to be expensed in the future related to share-based awards unvested at January 31, 2006, as previously calculated under the disclosure-only requirements of SFAS 123. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional equity securities to employees or assumes unvested securities in connection with any acquisitions, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. The Company anticipates it will grant additional employee stock options in the first quarter of fiscal 2007 as part of its regular annual equity compensation focal review program. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of the focal review program and the then current fair values.

Had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on the Company’s results of operations would have been less than the impact of SFAS 123 reported in prior period disclosures due to the application of the historical rate of forfeitures of stock options on the Black-Scholes option pricing model as illustrated in the pro forma table above. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption. The Company cannot estimate what those amounts will be in the future.

Comprehensive Income (Loss)

For the years ended January 31, 2006, 2005 and 2004, comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities, net of tax. For the years ended January 31, 2006, 2005 and 2004, $48,000, $(2.6) million and $(1.2) million respectively of net unrealized gains (losses) were reclassified as realized gains (losses) and recognized in the accompanying statement of income upon the sale of the related securities.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for the Company’s consolidated financial statements is its quarter ending April 30, 2006.

Upon adoption, this statement will have a material and adverse effect on the Company’s reported results of operations, although it will have no impact on its overall financial position because the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock option and stock purchase plans rather than disclose the impact on its consolidated net income within the footnotes as is the Company’s current practice (see “Stock Based Compensation” above). The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The Company intends to apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 will have a material impact on its financial position and results of operations.

Note 2 — Acquisitions:

RADLAN Computer Communications Ltd.

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

Additionally, 1,023,256 shares of the Company’s common stock were reserved for future issuance over a one-year period to former RADLAN shareholders, which was dependent upon the Company’s revenues from certain products for the year ended January 31, 2005 compared to the year ended January 31, 2004. As of January 31, 2005, all 1,023,256 shares reserved for future issuance to former RADLAN shareholders were earned based on the Company’s achievement of revenues from certain products during fiscal 2005.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of operations of RADLAN have been included in the Company’s consolidated statements of operations since the completion of the acquisition on June 27, 2003. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of RADLAN occurred at the beginning of the period presented (in thousands, except for per share amounts):

Year Ended January 31,
2004
Net revenue	$820,150
Net income	$35,376
Basic net income per share	$0.14
Diluted net income per share	$0.13

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asica, Inc.

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

The total purchase price of the acquisition was approximately $7.4 million. The purchase price consisted of the issuance of 180,274 shares of the Company’s common stock and restricted common stock (valued at $19.36 per share for a total of $3.5 million) to Asica shareholders, the assumption of 52,042 employee stock options (valued at $16.97 per option for a total of $883,000), the Company’s existing $2.8 million investment in preferred stock of Asica and acquisition related expenses of approximately $240,000. The value of the common and restricted stock was determined based on the average market price of the Company’s common stock over a 3-day period ending on November 24, 2003. The value of the employee stock options assumed was determined using the Black-Scholes option pricing model with inputs of 90% for volatility, 4-year expected life, risk-free interest rate of 3% and a market value of $19.17 (the closing price of the Company’s common stock on November 24, 2003). Of the 180,274 shares of common stock issued to Asica shareholders, 83,296 shares are restricted shares that vest over a four-year period. The unvested shares are subject to forfeiture in the event the shareholder terminates his employment with the Company.

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

Hard Disk and Tape Drive Controller Semiconductor Business of QLogic Corporation

On November 4, 2005, the Company acquired the hard disk and tape drive controller semiconductor business (the “Business”) of QLogic Corporation. The acquired Business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives. As a result of the acquisition, the Business will provide controller chip products which the Company believes will be able to provide

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complementary products to its customers in the hard disk market while improving its ability to address the overall data storage market. These factors contributed to a purchase price that was in excess of the fair value of the Business net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction.

Under terms of the agreement, the Company issued a combination of $184.0 million in cash and 980,499 shares of its common stock valued at $45.6 million for total consideration of $229.6 million. The agreement provides for $12.0 million of the consideration to be placed in escrow for up to one year from the closing date to secure QLogic’s obligations under certain representation and warranty provisions.

The purchase price of the Business was $232.5 million, determined as follows (in 000’s):

Cash	$184,032
Value of Marvell common stock issued	45,583
Transaction costs	2,920
Total purchase price	$232,535

The value of the 980,499 shares of the Company’s common stock issued was determined based on the average price of the Company’s common stock over a 5-day period including the two days before and after August 29, 2005 (the announcement date), or $46.49 per share.

Under the purchase method of accounting, the total purchase price as shown in the table is allocated to the Business’ net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition. Based on the fair values acquired, the purchase price allocation is as follows (in 000’s):

Net tangible assets acquired	$25,073
Amortizable intangible assets:
Existing technology	42,700
Core technology	26,400
Customer relationships	54,200
In-process technology	4,300
Goodwill	79,862
Total estimated purchase price allocation	$232,535

Existing technology is comprised of products that have reached technological feasibility and includes the fibre channel hard disk controller (“HDC”), Small Computer System Interface (“SCSI”) HDC and the tape drive products of the hard disk and tape drive controller business of QLogic. The Company amortized the existing technology for the fibre channel HDC and SCSI HDC on a straight-line basis over an average estimated life of one year while the existing technology for the tape drive products was amortized on a straight-line basis over an average estimated life of 2 years.

Core technology represents the subset of existing and in-process technology. The core technology represents the technology that is embedded in the existing technology that must be separately valued. The Company amortized the core technology on a straight-line basis over an average estimated life of 3 years.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships represent future projected revenue that are derived from sales of future versions of existing products that will be sold to existing customers. The Company amortized customer relationships on a straight-line basis over an average estimated life of 4 years.

Of the total purchase price, $4.3 million was allocated to in-process research and development (“IPRD”) based upon the fair values of assets acquired and was charged to expense in the fourth quarter of fiscal 2006.

The Business is currently developing new products that qualify as IPRD. Projects that qualify as IPRD represent those that have not reached technological feasibility and which have no alternative use and therefore shall be immediately written-off. The projects in process consisted of a product based on a combined SCSI and HDC that would help customers transition from a SCSI market.

The values assigned to IPRD were determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. A discount rate of 21.0% was used for IPRD and rates between 13.0% and 18.3% were used for intangible assets.

At the time of the acquisition, the project was approximately 25.0% complete with aggregate costs to complete of $2.7 million. The project is in process and is expected to be completed by October 2006.

The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

Of the total purchase price, approximately $79.9 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets, and is not deductible for tax purposes.

In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill resulting from business combinations subsequent to June 30, 2001 will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the Company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

MARVELL TECHNOLOGY GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of the Business have been included in the Company’s consolidated statements of operations since the completion of the acquisition on November 4, 2005. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the Business occurred at the beginning of the periods presented (in thousands, except for per share amounts):

	Year Ended January 31,	Year Ended January 31,
	2006	2005
Net revenue	$1,751,758	$1,367,765
Net income	$368,331	$207,023
Basic net income per share	$1.36	$0.76
Diluted net income per share	$1.22	$0.69

Pending Acquisitions

On February 16, 2006, the Company completed the acquisition of the semiconductor division of UTStarcom, Inc. for $24.0 million in cash. The Company may pay an additional $16.0 million if certain defined milestones are achieved at various intervals through September 2006. The Company may also record a one-time charge for purchased in-process research and development expenses. The amount of that charge, if any, would be recorded in the Company’s first quarter of fiscal 2007, but has not yet been determined.

On February 21, 2006, the Company announced the signing of a definitive agreement to acquire the printer semiconductor business of Avago Technologies Limited. Under the agreement, the Company will pay $240.0 million in cash upon closing of the transaction. The Company may pay an additional $35.0 million if certain defined milestones are achieved at various intervals through October 2007. The Company may also record a one-time charge for purchased in-process research and development expenses related to the acquisition. The amount of that charge, if any, and the period in which it would be recorded has not yet been determined.

Note 3 — Available-for-Sale Securities:

The amortized cost and fair value of available-for-sale securities at January 31, 2006 and 2005 are presented in the following tables (in thousands):

	January 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$33,662	$—	$(551)	$33,111
Auction rate securities	438,615	—	—	438,615
U.S. Federal, State, county and municipal debt securities	107,414	—	(1,592)	105,822
	579,691	—	(2,143)	577,548
Less amounts classified as cash equivalents	(4,957)	—	—	(4,957)
Short-term investments	$574,734	$—	$(2,143)	$572,591

MARVELL TECHNOLOGY GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$73,338	$1	$(925)	$72,414
Auction rate securities	298,101	—	—	298,101
U.S. Federal, State, county and municipal debt securities	124,073	3	(1,048)	123,028
Short-term investments	$495,512	$4	$(1,973)	$493,543

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at January 31, 2006 and 2005 are presented in the following table (in thousands):

	January 31, 2006		January 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$82,779	$81,990	$37,828	$37,589
Due between one and five years	58,297	56,943	159,583	157,853
Due over five years	438,615	438,615	298,101	298,101
	$579,691	$577,548	$495,512	$493,543

The following table summarizes the cash and cash equivalent and short-term investment balances as previously reported and as reclassified as of the period ending dates for fiscal year 2004 (in thousands):

	Cash and Cash Equivalents		Short-Term Investments
	As Reported	As Reclassified	As Reported	As Reclassified
Year ended:
January 31, 2004	$224,399	$173,969	$161,872	$212,302

As a result of these changes, the Company reclassified the following line items in the Statements of Cash Flows for the year ended January 31, 2004, respectively (in thousands):

	Cash Flow Activity
	As Reported	As Reclassified
Year ended January 31, 2004:
Purchases of short-term investments	$(130,810)	$(216,261)
Sales and maturities of short-term investments	$107,514	$155,640
Net cash used in investing activities	$(130,706)	$(168,031)
Net increase in cash and cash equivalents	$99,083	$61,758
Cash and cash equivalents at end of period	$224,399	$173,969

Included in the Company’s available-for-sale investments are fixed income securities. As market yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are primarily due to changes in interest rates and bond yields. Investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company

MARVELL TECHNOLOGY GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity or sale. The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	January 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$33,661	$(551)	$33,661	$(551)
U.S. Federal, State, county and municipal debt securities	5,023	(24)	102,393	(1,568)	107,416	(1,592)
Total temporarily impaired securities	$5,053	$(24)	$136,054	$(2,119)	$141,077	$(2,143)

	January 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$35,524	$(444)	$36,110	$(481)	$71,634	$(925)
U.S. Federal, State, county and municipal debt securities	65,806	(589)	52,209	(459)	118,015	(1,048)
Total temporarily impaired securities	$101,330	$(1,033)	$88,319	$(940)	$189,649	$(1,973)

Note 4 — Supplemental Financial Information (in thousands):

Inventories

The components of inventory are presented in the following table (in thousands):

	January 31,
	2006	2005
Work-in-process	$96,110	$63,027
Finished goods	115,264	65,862
	$211,374	$128,889

Prepaids and other current assets

The following table presents details of prepaids and other current assets (in thousands):

	January 31,
	2006	2005
Prepayments for foundry capacity	$62,120	$—
Receivable from foundry	19,512	—
Other	22,675	15,144
	$104,307	$15,144

MARVELL TECHNOLOGY GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net

	January 31,
	2006	2005
Machinery and equipment	$142,320	$105,237
Computer software	108,032	79,494
Furniture and fixtures	10,588	8,430
Leasehold improvements	9,292	11,354
Buildings	8,729	7,096
Building improvements	24,747	—
Land	51,500	51,500
Construction in progress	56,309	16,471
	411,517	279,582
Less: Accumulated depreciation and amortization	(150,596)	(117,812)
	$260,921	$161,770

Property and equipment included $59,032 and $48,092 of assets under capital lease at January 31, 2006 and 2005, respectively. Accumulated depreciation on these assets was $15,647 and $22,381 at January 31, 2006 and 2005, respectively.

On November 17, 2003, the Company completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in cash. The site is the location of its U.S. headquarters. The facility consists of approximately 876,000 square feet. One of the buildings is currently leased to a tenant. In fiscal 2005, the Company began to occupy a portion of two buildings with some of its operations, sales and marketing groups. In fiscal 2006, the Company occupied one more building, while the remaining two buildings, which will be used for research and design functions, operations, sales, marketing and administration, are being renovated.

Other noncurrent assets

	January 31,
	2006	2005
Equity investments in private companies	$11,679	$9,436
Long-term prepayments for foundry capacity	18,160	—
Other	52,473	39,326
	$82,312	$48,762

Warranty accrual

The following table presents changes in the warranty accrual included in accrued liabilities in the Company’s consolidated balance sheet during fiscal 2006, 2005 and 2004, respectively (in thousands):

	January 31,
	2006	2005	2004
Beginning balance	$1,571	$812	$526
Payments and other charges	3,670	1,545	1,160
Charges to cost of goods sold	(1,327)	(786)	(874)
Payments and other charges	$3,914	$1,571	$812

MARVELL TECHNOLOGY GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other long-term liabilities

	January 31,
	2006	2005
Long-term facilities consolidation charge	$2,896	$3,793
Accrued severance	13,083	11,196
Other	8,892	3,500
	$24,871	$18,489

Net income per share

The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Years Ended January 31,
	2006	2005	2004
Numerator:
Net income (loss)	$331,363	$141,661	$45,510
Denominator:
Weighted average shares of common stock outstanding	282,935	269,721	251,846
Less: unvested common shares subject to repurchase	—	(34)	(292)
Weighted average shares — basic	282,935	269,687	251,554
Effect of dilutive securities
Unvested common shares subject to repurchase	—	34	292
Warrants	839	689	342
Contingently issuable shares	171	968	1,324
Common stock options	31,713	28,165	22,971
Weighted average shares — diluted	315,658	299,543	276,483
Basic net income per share	$1.17	$0.53	$0.18
Diluted net income per share	$1.05	$0.47	$0.16

Options to purchase 698,571 common shares at a weighted average price of $50.21 per share have been excluded from the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares for fiscal 2006. Options to purchase 616,645 common shares at a weighted average exercise price of $29.86 per share have been excluded from the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares for fiscal 2005. Options to purchase 5,109,192 common shares at a weighted average exercise price of $20.36 per share have been excluded from the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares for fiscal 2004.

Note 5 — Goodwill and Purchased Intangible Assets:

The Company performs an annual impairment review during the fourth quarter of each year or more frequently if indicators of impairment exist. The Company performed its annual assessment of goodwill in fiscal 2006, 2005 and 2004 and concluded that there were no impairments.

MARVELL TECHNOLOGY GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of the goodwill and intangible assets are as follows (in thousands):

	As of January 31, 2006			As of January 31, 2005
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$437,415	$(400,980)	$36,435	$394,715	$(314,460)	$80,255
Core technology	26,400	(2,031)	24,369	—	—	—
Trade name	100	(100)	—	100	(80)	20
Customer contracts	54,400	(3,231)	51,169	200	(64)	136
Total identified intangible assets	518,315	(406,342)	111,973	395,015	(314,604)	80,411
Goodwill	1,906,115	(347,906)	1,558,209	1,828,131	(347,906)	1,480,225
Total intangible assets	$2,424,430	$(754,248)	$1,670,182	$2,223,146	$(662,510)	$1,560,636

The changes in the carrying amount of goodwill for fiscal 2006 are as follows (in thousands):

January 31, 2006
Balances as of January 31, 2005	$1,480,225
Additional goodwill	79,862
Reductions to existing goodwill	(1,878)
Balances as of January 31, 2006	$1,558,209

The increase in goodwill during fiscal 2006 was due to goodwill from the acquisition of the hard disk and tape drive controller business of QLogic Corporation (see Note 2). The reduction in existing goodwill in fiscal 2006 was due primarily to the recognition of the benefits of pre-acquisition federal and state income tax net operating losses of a former Radlan U.S. subsidiary of $1.7 million.

Identified intangible assets consist of purchased technology, core technology and customer contracts and related relationships. Purchased technology is amortized on a straight-lined basis over their estimated useful lives of one to five years. Core technology is amortized on a straight-line basis over its estimated useful life of three years. Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to five years. The aggregate amortization expense of identified intangible assets was $91.7 million, $79.0 million and $80.4 million for fiscal 2006, 2005 and 2004, respectively. The estimated total annual amortization expenses of acquired intangible assets are $54.6 million in fiscal 2007, $26.1 million in fiscal 2008, $20.8 million in fiscal 2009 and $10.4 million for fiscal 2010.

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

MARVELL TECHNOLOGY GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 31, 2006, cash payments of $9.9 million, net of sublease income, had been made in connection with these charges. Approximately $3.6 million is accrued for the facilities consolidation charge as of January 31, 2006, of which $0.7 million is the current portion included in accrued liabilities while the long-term portion totaling $2.9 million is payable through 2010, and is included in other long-term liabilities.

A summary of the facilities consolidation accrual related to the fiscal 2003 charge during fiscal 2006 and 2005 is as follows (in thousands):

	Balance at January 31, 2005	Net Cash Payments	Non-Cash Charges	Remaining Liability at January 31, 2006
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$5,053	$(1,475)	$—	$3,578

	Balance at January 31, 2004	Net Cash Payments	Non-Cash Charges	Remaining Liability at January 31, 2005
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$7,355	$(2,302)	$—	$5,053

In addition to the above tables, during the third quarter of fiscal 2005, the Company recorded a facility consolidation charge of $2.4 million of costs associated with the costs of consolidating and relocating operations in Israel. The charges included $2.3 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities, which reduced the carrying amount of the impaired assets, and $0.1 million of remaining lease commitments for these facilities.

Note 7 — Warrants:

In June 2003, in connection with the Company’s acquisition of RADLAN, the Company issued 1,086,366 warrants to purchase shares of common stock at an exercise price of $9.21 per share. The Company valued the warrants under the Black-Scholes formula at approximately $7.5 million. The warrant

MARVELL TECHNOLOGY GROUP LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value was recorded as part of the RADLAN purchase accounting. As of January 31, 2006, approximately 31,176 warrants had been exercised for a net issuance of 23,413 shares of common stock. The warrants have a five-year life from the date of issuance. As of January 31, 2006, 1,055,190 warrants were outstanding.

Note 8 — Shareholders’ Equity:

Common and Preferred Stock

As of January 31, 2006, the Company is authorized to issue 492,000,000 shares of $0.002 par value common stock and 8,000,000 shares of $0.002 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of January 31, 2006 and 2005, no shares of preferred stock were outstanding.

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 147,575,484 shares of common stock reserved for issuance thereunder as of January 31, 2006. The Option Plan allows for an annual increase in shares reserved for issuance on the first day of each fiscal year equal to the lesser of (i) 20,000,000 shares, (ii) 5.0% of the outstanding shares of capital stock on such date, or (iii) an amount of shares determined by the Board of Directors. The Option Plan allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company.

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

1997 Directors’ Stock Option Plan

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan has 1,800,000 shares of common stock reserved thereunder. Under the Directors’ Plan, an outside director is granted 30,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 6,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the director is terminated or resigns from the Board of Directors prior to vesting. Such right expires as the options vest over a five-year period.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Option Plan Activity

The following table summarizes the activity under the Option Plan, the Directors’ Plan and other stock option arrangements:

	Shares Available	Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance at January 31, 2003	9,308	49,615	$8.55
Additional shares authorized	32,126	—	—
Options granted and assumed	(27,758)	27,758	$15.34
Options canceled	2,129	(2,752)	$11.85
Options exercised	—	(13,714)	$5.52
Balance at January 31, 2004	15,805	60,907	$12.17
Additional shares authorized	13,175	—	—
Options granted	(4,135)	4,135	$24.25
Options canceled	2,665	(2,731)	$14.36
Options exercised	—	(12,079)	$9.63
Balance at January 31, 2005	27,510	50,232	$13.66
Additional shares authorized	13,880	—	—
Options granted	(9,916)	9,916	$41.99
Options canceled	1,461	(1,504)	$18.64
Options exercised	—	(11,522)	$12.43
Balance at January 31, 2006	32,935	47,122	$19.77

The following table summarizes information relating to stock options outstanding and exercisable under the Option Plan, the Directors’ Plan and other stock option arrangements at January 31, 2006:

	Options Outstanding
		Weighted		Options Exercisable
	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
Range of exercise prices:
$ 0.00 - $ 9.35	12,641	6.05	$6.59	5,338	$4.63
$ 9.36 - $18.25	12,752	6.64	$14.89	7,129	$13.97
$18.26 - $22.61	9,463	7.74	$19.13	1,461	$19.65
$22.62 - $46.42	9,482	8.88	$34.61	1,164	$27.71
$46.43 - $61.38	2,784	9.76	$53.52	56	$47.69
	47,122	7.34	$19.77	15,148	$12.41

As of January 31, 2005, approximately 18.1 million options were exercisable at a weighted average exercise price of $11.13. As of January 31, 2004, approximately 18.8 million options were exercisable at a weighted average exercise price of $9.05.

In connection with the acquisition of MSIL, the Company assumed MSIL’s stock option plans. Upon acquisition, a total of 13,666,064 shares of the Company’s common stock were reserved for issuance under

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assumed plans, and the related options are included in the preceding tables. These options will continue to be governed by the terms and conditions of the original option agreements which generally included a four-year vesting schedule and an eight to ten year option term.

As a result of the Company’s acquisitions of SysKonnect, RADLAN, and Asica, the Company assumed stock options previously granted by SysKonnect, RADLAN and Asica. As of January 31, 2006, a total of 335,530 shares of common stock were reserved for issuance upon exercise of outstanding options assumed from the acquisitions. The related options are included in the preceding tables. The options vest over five years and have ten year terms.

At January 31, 2006, no unvested shares remain subject to the Company’s repurchase rights under the Option Plan and other stock option arrangements.

2000 Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 12,935,806 shares of common stock reserved for issuance thereunder as of January 31, 2005. The Purchase Plan allows for an annual increase in shares reserved for issuance on January 1 of each year equal to the lesser of (i) 4,000,000 shares or (ii) 1.5% of the outstanding shares of capital stock on such date. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 1 and June 1 of each year, with the exception that the first offering period of the Purchase Plan began on June 26, 2001, the date of the Company’s initial public offering. During fiscal 2006, a total of 819,847 shares were issued under the Purchase Plan at a weighted-average price of $24.29. During fiscal 2005, a total of 1,371,268 shares were issued under the Purchase Plan at a weighted-average price of $11.26 per share. During fiscal 2004, a total of 1,073,372 shares were issued under the Purchase Plan at a weighted-average price of $9.99 per share. At January 31, 2006, 7,746,535 shares were available for future issuance under the Purchase Plan.

Note 9 — Benefit Plans:

The Company sponsors a 401(k) savings and investment plan which allows all employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 20% of eligible earnings subject to a required annual limit. The Company may make discretionary contributions to the 401(k) plan upon approval by the Board of Directors. In fiscal 2005, the Board of Directors approved a resolution to allow the Company to provide an employer match to the 401(k) plan. The employer match will be made on a semi-annual basis and the maximum contribution will be $500 per eligible employee at each semi-annual period ending on July 31 and January 31. The participant must be employed by the Company on the last day of the semi-annual period to qualify for the match. Each semi-annual period will be treated separately, in which a participant must contribute at least $500 per semi-annual period to be eligible to receive a matching contribution. During fiscal 2006, the Company made $0.9 million of matching contributions to employees and during fiscal 2005, the Company made $0.4 million of matching contributions to employees. As of January 31, 2006, the 401(k) plan offers a variety of 17 investment alternatives, representing different asset classes. Employees may not invest in the Company’s common stock through the 401(k) plan.

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other noncurrent assets. The severance pay expenses for the years ended January 31, 2006, 2005 and 2004 were $2.7 million, $3.0 million and $2.1 million, respectively. The severance pay detail is as follows (in thousands):

	Years Ended January 31,
	2006	2005	2004
Accrued severance	$13,083	$11,196	$9,189
Less amount funded	10,299	8,480	6,896
Unfunded portion, net accrued severance pay	$2,784	$2,716	$2,293

Note 10 — Income Taxes:

The provision for income taxes consists of the following (in thousands):

	Years Ended January 31,
	2006	2005	2004
Current income tax expense:
Federal	$1,872	$4,295	$5,074
State	28	7	6
Foreign	46,824	27,963	13,939
Total current income tax expense	48,724	32,265	19,019
Deferred income tax expense (benefit):
Federal	1,501	194	(1,442)
State	1,641	(1,101)	172
Foreign	(4,138)	(3,515)	93
Total deferred income tax benefit	(996)	(4,422)	(1,177)
Total provision for income taxes	$47,728	$27,843	$17,842

Deferred tax assets (liabilities) consist of the following (in thousands):

	As of January 31,
	2006	2005
Deferred tax assets:
Research and development credits	$91,783	$52,884
California investment credits	2,012	2,012
Reserves and accruals	16,562	12,339
Depreciation and facilities charges	—	—
Net operating losses	13,935	15,160
Gross deferred tax assets	124,292	82,395
Valuation allowance	(98,249)	(57,815)
Total deferred tax assets	26,043	24,580
Total deferred tax liabilities	(4,526)	(5,962)
Net deferred tax assets	$21,517	$18,618

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The non-current portion of the Deferred Tax Assets as of January 31, 2006 and 2005 was $3,510 and $5,825, respectively, and are included with the Other Noncurrent Assets.

As of January 31, 2006, the Company had net operating loss carryforwards available to offset future taxable income of approximately $10.0 million, $28.5 million and $8.8 million for foreign, U.S. Federal and State of California purposes, respectively. The foreign losses will carryforward without a time limit. The Federal carryforwards will expire in various fiscal years between 2010 and 2024, and the California carryforwards will expire at various fiscal years between 2012 and 2014, if not utilized before these dates. Additional, the Company has Federal research tax credit carryforwards for U.S. Federal income tax return purposes of approximately $42.2 million that expire through fiscal 2025. As of January 31, 2006, the Company had unused California research and tax credits and investment tax credit carryforwards of approximately $52.5 million, of which approximately $2.0 million will expire between fiscal 2011 and 2014, if not utilized before these years.

A valuation allowance has been provided for the pre-acquisition net operating losses of certain acquired companies and for certain research tax credit carryforwards. SFAS 109 requires that a valuation allowance be established when after considering both positive and negative evidence as well as tax planning strategies and future taxable income that is more likely than not that all or a portion of deferred tax assets will not be realized.

During fiscal 2006, the valuation allowance for deferred tax assets increased by $39.8 million from the end of fiscal 2005. This increase was largely due to the increase in unutilized research and investment credits. On December 31, 2005, the Federal research and development credit expired. As of January 31, 2006 and January 31, 2005, $34.6 million and $15.1 million of the valuation allowance for deferred tax assets is attributable to stock option deductions arising from activity under the Company’s stock option plans, the benefits of which will increase capital in excess of par value when realized. Approximately $4.5 million of valuation allowance at the end of fiscal 2006 will be allocated to reduce goodwill, other non-current intangible assets, or reserves, when realized, from companies Marvell Technology Group Ltd. and its Subsidiaries had acquired. Any balance in excess of goodwill, intangible assets, fixed assets, and reserves will result in an extraordinary gain. Recognition of other tax benefits will reduce the income tax payable when realized.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Years Ended January 31,
	2006	2005	2004
Provision at federal statutory rate	34.0%	34.0%	34.0%
Non-deductible stock-based compensation	1.6	2.4	2.7
Difference in U.S. and non-U.S. tax rates	(21.9)	(19.7)	(5.6)
State taxes, net of federal benefit	0.1	(0.6)	0.3
General business credits	(0.7)	—	(3.3)
Other	(0.5)	0.3	0.1
Effective tax rate	12.6%	16.4%	28.2%

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. and non-U.S. components of income before income taxes are (in thousands):

	Years Ended January 31,
	2006	2005	2004
U.S. operations	$5,323	$5,187	$3,309
Non-U.S. operations	373,768	164,317	60,043
	$379,091	$169,504	$63,352

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

The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. Initially this tax exemption was to expire after eight years, but the Economic Development Board on September 27, 2004 agreed to extend the term to 10 years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If our Pioneer Status is terminated early, our financial results could be harmed. Until the Company receives written confirmation of the extended Pioneer Status, it is operating in accordance with the current pioneer status agreement as well as its October 1, 2004 agreement under which the Economic Development Board of Singapore agreed to grant our Singapore subsidiary a Development and Expansion Incentive for a term of 5 years, commencing July 1, 2004. Under the Development and Expansion Incentive agreement a portion of the income of the subsidiary which does not qualify for Pioneer Status will be taxed at a reduced rate of 10 percent. The Company agreed to maintain Singapore as its Asia Pacific headquarters and to meet several requirements relating to headcount, production activities and spending.

The Company acquired MSIL on January 21, 2001 and RADLAN on June 27, 2003. MSIL and RADLAN’s Israeli operations have been granted Approved Enterprise Status by the Israeli government under the Law for the Encouragement of Capital Investments, 1959 (the “Investment Law”). The Approved Enterprise Status provides a tax holiday on undistributed income derived from operations within certain “development regions” in Israel. This tax holiday is conditional upon the Company continuing to meet specified conditions stipulated by the Investment Law. The primary condition is a requirement to make a minimum amount of investments in fixed assets in Israel.

During fiscal 2006, the Company’s German and Israel subsidiaries underwent and completed corporate tax audits of years 1999 through 2002 and years 2001 through 2003, respectively. During fiscal 2005, the Internal Revenue Service (IRS) completed an income tax audit for the fiscal years ended January 31, 2003, 2002 and 2001 of the Company’s U.S. consolidated return. The audits closed with no material adverse impact on the Company’s consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Commitments and Contingencies:

   Lease Commitments

The Company leases some of its facilities under noncancelable operating leases and leases certain property and equipment under capital leases. Future minimum lease payments, net of estimated sublease income under the operating and capital leases as of January 31, 2006 are presented in the following table (in thousands):

Fiscal Year:	Operating Leases	Estimated Sublease Income	Net Operating Leases	Capital Leases
2007	$7,085	$(518)	$6,567	$18,523
2008	6,441	(579)	5,862	15,492
2009	6,555	(622)	5,933	7,697
2010	4,738	(652)	4,086	2,836
2011	4,292	(624)	3,668	—
Thereafter	28,740	—	28,740	—
Total future minimum lease payments	$57,851	$(2,995)	$54,856	44,548
Less: amount representing interest				(3,538)
Present value of future minimum lease payments				41,010
Less: current portion				(16,563)
Long-term lease obligations				$24,447

Rent expense, net of sublease income on the operating leases for the years ended January 31, 2006, 2005 and 2004 was approximately $9.1 million, $8.8 million and $7.6 million, respectively.

In October 2001, the Company entered into a lease agreement for a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and was amended in the third quarter of fiscal 2006 to end December 31, 2005. During the first quarter of fiscal 2003, the Company consolidated its three existing facilities in California into this new building. The leases on two of our former facilities expired in February 2002 and June 2005, respectively, but we have an ongoing, non-cancelable lease for the remaining facility. As a result, the Company recorded a facilities consolidation charge and obtained a sublease for the remaining facility (see Note 6). The future minimum lease payments at January 31, 2006 for the remaining unoccupied facility net of sublease income aggregated $3.6 million and are included in the above lease commitment table.

Included in operating lease commitments are anticipated lease payments for two airplanes that are currently under construction. Delivery of one airplane is expected in fiscal 2007 while delivery of the second airplane is expected in fiscal 2008. The airplanes will be used for business travel purposes and will be accounted for as operating leases once the airplanes are completed and delivered.

   Purchase Commitments

The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but requires repayment of all expenses incurred through the date of cancellation. As of January 31, 2006, foundries had incurred approximately $141.3 million of manufacturing expenses on the Company’s outstanding purchase orders. As of January 31, 2006, the Company also had approximately $56.2 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of January 31, 2006, payments totaling $106.0 million (included in prepaid expenses and other current assets and other noncurrent assets) have been made and approximately $25.7 million of the prepayment has been utilized as of January 31, 2006. At January 31, 2006, remaining commitments under the agreement were approximately $68.2 million.

   Contingencies

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. A consolidated amended class action complaint against the Company and its two officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and the Company as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed without prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. The Company’s board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against the Company and granting releases that extend to all of its officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement—the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order. The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members. Based on currently

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business, results of operations, financial condition or cash flows.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Note 12 — Segment and Geographic Information:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one reportable segment—the design, development and sale of integrated circuits.

The fact that the Company operates in only one reportable segment is based on the following factors. The Company uses a highly integrated approach in developing its products in that discrete technologies developed by the Company are frequently integrated across many of its products. Also, the Chief Operating Decision Maker makes financial decisions for the Company based on the consolidated financial performance and not necessarily based on any discrete financial information. The sale of integrated circuits represents the only material source of revenue for the Company. Finally, substantially all of the Company’s integrated circuits are manufactured under similar manufacturing processes.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Years Ended January 31,
Net Revenue:	2006	2005	2004
China	$265,621	$169,490	$90,088
Japan	226,515	179,180	111,512
Korea	199,586	153,575	101,635
Malaysia	303,331	312,009	193,296
Philippines	141,214	59,650	59,930
Singapore	145,635	86,787	70,900
Taiwan	160,641	142,535	90,237
Thailand	87,911	15,231	10,603
United States	74,308	70,736	61,285
Others	65,504	35,387	30,276
	$1,670,266	$1,224,580	$819,762

	As of January 31,
Long-lived Assets:	2006	2005
Bermuda	$37,783	$36,083
Israel	13,940	16,865
Singapore	20,351	8,421
United States	193,843	115,437
Others	3,525	1,657
	$269,442	$178,463

MARVELL TECHNOLOGY GROUP LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net revenue for groups of similar products (in thousands):

	Years Ended January 31,
Net Revenue:	2006	2005	2004
Storage products	$1,058,697	$763,004	$447,676
Communications products	611,569	461,576	372,086
	$1,670,266	$1,224,580	$819,762

Note 13 — Related Party Transactions:

During fiscal 2006, 2005 and 2004, the Company incurred approximately $0.7 million, $0.6 million and $0.4 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI. The aircraft provided by ACM to the Company for such services is owned by Estopia Air LLC (“Estopia Air”). The Company’s President and Chief Executive Officer, Sehat Sutardja, Ph.D, and Chief Operating Officer, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The $0.7 million, $0.6 million and $0.4 million of expenses were the result of the Company’s use of the aircraft for business travel purposes. The cost of such usage to the Company was determined based on market prices.

On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement is substantially similar terms as other development agreements with other parties. The Company recognized approximately $0.8 million of revenue from the development agreement and product revenue during fiscal 2006. Herbert Chang, one of the Company’s directors, is a shareholder of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Sehat Sutardja, Ph.D. and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”). The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties. The Company recognized $0.4 million and deferred $0.2 million of revenue from the License Agreement with C2 Microsystems during fiscal 2006. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia are indirect shareholders of C2Micro. Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro. Pantas Sutardja, Ph.D., the Company’s Chief Technology Officer, is also a shareholder in C2Micro.

Note 14 — Subsequent Event:

On February 21, 2006, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock split is subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2006 Annual General Meeting that is tentatively scheduled for June 2006.

If the shareholders approve the increase in the Company’s authorized share capital and the stock split becomes effective, restated per share data as well as results for the last three fiscal years would be as follows:

	Years Ended January 31,
	2006	2005	2004
Basic net income per share:
As reported	$1.17	$0.53	$0.18
Unaudited pro forma	$0.59	$0.26	$0.09
Diluted net income per share:
As reported	$1.05	$0.47	$0.16
Unaudited pro forma	$0.52	$0.24	$0.08

Quarterly pro forma diluted earnings per share (unaudited):

	Years Ended January 31,
	2006		2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Quarter:
First	$0.20	$0.10	$0.05	$0.02	$0.02	$0.01
Second	$0.25	$0.12	$0.10	$0.05	$0.03	$0.02
Third	$0.29	$0.15	$0.15	$0.07	$0.04	$0.02
Fourth	$0.30	$0.15	$0.18	$0.09	$0.07	$0.03

Supplementary Data (Unaudited)

The following table presents our unaudited consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2006. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to fairly state the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A: “Risk Factors.”

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$364,770	$390,454	$426,026	$489,016
Gross profit	189,526	206,808	228,949	268,350
Net income	63,532	77,302	93,046	97,483
Net income per share:
Basic	$0.23	$0.28	$0.33	$0.34
Diluted	$0.20	$0.25	$0.29	$0.30

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$269,577	$297,154	$317,583	$340,266
Gross profit	141,741	156,249	167,323	177,510
Net income	14,497	28,624	43,595	54,945
Net income per share:
Basic	$0.05	$0.11	$0.16	$0.20
Diluted	$0.05	$0.10	$0.15	$0.18

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures.   We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

As previously reported in the Current Report on Form 8-K filed by us on February 17, 2006, we and an affiliate (collectively, “Marvell”) entered into an agreement to acquire the printer semiconductor business of Avago Technologies Limited and its affiliates (the “Agreement”). On April 11, 2006, Marvell entered into an amendment to the Agreement (the “Amendment”) whereby the parties agreed, among other matters, to amend the termination date of the Agreement to May 31, 2006, while limiting certain closing conditions to matters that existed on April 4, 2006. The parties anticipate closing the transaction on May 1, 2006.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item with respect to our executive officers is incorporated by reference from the information set forth under the caption “Management” in our 2006 Proxy Statement. The remaining information required by Items 401 and 405 of Regulation S-K is incorporated by reference from the information set forth under the captions “Proposal No. 1 Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with our 2005 Annual General Meeting of Shareholders (the “2006 Proxy Statement”) which will be filed with the Securities and Exchange Commission no later than 120 days after January 28, 2006.

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

The information required by this item concerning our audit committee and audit committee financial expert is set forth in the section titled “Board of Directors and Committees of the Board,” in our 2006 Proxy Statement and is incorporated herein by reference.

Item 11.   Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated by reference from the information set forth under the caption “Executive Compensation,” “Board of Directors and Committees of the Board” and “Executive Compensation Committee Interlocks and Insider Participation” in our 2006 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by Item 403 of Regulation S-K is incorporated by reference from the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of January 31, 2006

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(b)	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column(a)(c)
Equity compensation plans approved by security holders(1)	46,786,508	$19.91	40,681,221	(2)
Equity compensation plans not approved by security holders(3)	335,530	$0.25	—
Total	47,122,038	$19.77	40,681,221

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

(3)          Consists of 143,341 shares of Common Stock reserved for issuance under options granted by the Company to former option holders of SysKonnect GmbH in connection with our acquisition of SysKonnect GmbH, 167,418 shares of Common Stock reserved for issuance under options granted by the Company to former option holders of RADLAN Computer Communications Ltd. in connection with our acquisition of RADLAN Computer Communications Ltd. and 24,771 shares of Common Stock reserved for issuance under options granted by the Company to former option holders of Asica, Inc. in connection with our acquisition of Asica, Inc.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated by reference from the information set forth under the caption “Related Party Transactions” in our 2006 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference from the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2006 Proxy Statement.

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
2.1

Purchase and Sale Agreement dated as of February 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, other sellers, Marvell Technology Group Ltd. and Marvell International Technology Ltd.

2.2

Amendment No. 1 to Purchase and Sale Agreement dated as of April 11, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, Marvell Technology Group Ltd. and Marvell International Technology Ltd.

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

Exhibit No.	Description
10.4	Investors Rights Agreement dated September 10, 1999,incorporated by reference to Exhibit 10.6 of the registrant’s registration statement on Form S-1 (file no.333-33086), as filed on March 23, 2000
10.5

Wafer Purchase Agreement by and between Marvell Technology Group Ltd. and Taiwan Semiconductor Manufacturing Corporation dated June 30, 1997, incorporated by reference to Exhibit 10.7 of the registrant’s registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000

10.6*

Master Development, Purchasing and License Agreement between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.8 of the registrant’s registration statement on Form S-1/A (file no.333-33086), as filed on June 23, 2000

10.7

Lease Agreement dated June 1, 2000 by and between Marvell Semiconductor, Inc. and 525 Almanor LLC, incorporated by reference to Exhibit 10.9 of the registrant’s quarterly report on Form 10-Q for the period ended July 29, 2000 as filed on September 12, 2000

10.8

Lease Agreement dated June 30, 2000 by and between Galileo Technology Ltd. and Zanker Development Co., incorporated by reference to Exhibit 10.12 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.9*

Technology License Agreement dated April 23, 2001 by and between Marvel International Limited and ARM Limited, incorporated by reference to Exhibit 10.13 of the registrant’s quarterly report on Form 10-Q for the period ended April 28, 2001 as filed on June 12, 2001

10.10*

Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.14 of the registrant’s quarterly report on Form 10-Q for the period ended July 28, 2001 as filed on September 12, 2001

10.11

Lease Agreement dated October 19, 2001 by and between Marvell Semiconductor, Inc. and Yahoo! Inc., incorporated by reference to Exhibit 10.15 of the registrant’s quarterly report on Form 10-Q for the period ended October 27, 2001 as filed on December 7, 2001

10.12*

Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant’s quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002

10.13*

Amendment Number 3 to Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.17 of the registrant’s quarterly report on Form 10-Q for the period ended November 2, 2002 as filed on December 17, 2002

10.14*

Volume Supply Requirements Agreement dated as of December 2,2002, by and among Marvell Asia Pte Ltd. and Seagate Technology LLC incorporated by reference to Exhibit 10.18 of the registrant’s annual report on Form 10-K for the year ended February 1, 2003 as filed on May 2, 2003

10.15#	Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant’s quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003
10.16#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.20 of the registrant’s quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003

Exhibit No.	Description
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

10.20	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement
10.21	Amended and Restated 1995 Stock Option Plan Form of Option Agreement
10.22	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s quarterly report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 109 of this report)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

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

Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.
Dated: April 13, 2006	By:	/s/ DR. SEHAT SUTARDJA
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

Name and Signature	Title	Date
/s/ SEHAT SUTARDJA	Chairman of the Board, President and Chief	April 13, 2006
Dr. Sehat Sutardja	Executive Officer (Principal Executive Officer)
/s/ GEORGE HERVEY	Vice President and Chief Financial Officer (Principal	April 13, 2006
George Hervey	Financial and Accounting Officer)
/s/ WEILI DAI	Chief Operating Officer, Secretary and Director	April 13, 2006
Weili Dai
/s/ PANTAS SUTARDJA	Chief Technology Officer	April 13, 2006
Dr. Pantas Sutardja
/s/ HERBERT CHANG	Director	April 13, 2006
Herbert Chang
/s/ PAUL R. GRAY	Director	April 13, 2006
Dr. Paul R. Gray
/s/ DOUGLAS KING	Director	April 13, 2006
Douglas King
/s/ ARTURO KRUEGER	Director	April 13, 2006
Arturo Krueger

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Purchase and Sale Agreement dated as of February 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, other sellers, Marvell Technology Group Ltd. and Marvell International Technology Ltd.

2.2

Amendment No. 1 to Purchase and Sale Agreement dated as of April 11, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, Marvell Technology Group Ltd. and Marvell International Technology Ltd.

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
10.17

Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated August 18, 2003, incorporated by reference to Exhibit 10.21 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003

10.18

First Amendment to Purchase and Sale Agreement dated October15, 2003, incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003

10.19

Second Amendment to Purchase and Sale Agreement dated October 22, 2003, incorporated by reference to Exhibit 10.23 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003

10.20	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement
10.21	Amended and Restated 1995 Stock Option Plan Form of Option Agreement

10.22	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s quarterly report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 109 of this report)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

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