Form 10-Q
period 2006-04-29
MARVELL TECHNOLOGY GROUP LTD
filed 2006-06-08
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2006

or

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

(441) 296-6395

(Address, including Zip Code, of Principal Executive Offices and

Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s common stock outstanding as of May 31, 2006 was 292,600,141 shares.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
Unaudited Condensed Consolidated Balance Sheets at April 30, 2006 and January 31, 2006
Unaudited Condensed Consolidated Statements of Income for the three months ended April 30, 2006 and 2005
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2006 and 2005
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Securities Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Exhibit Index

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

ASSETS

	April 30, 2006	January 31, 2006
Current assets:
Cash and cash equivalents	$529,389	$348,431
Short-term investments	392,021	572,591
Accounts receivable, net of allowances of $3,054 and $3,028	293,536	245,164
Inventories	204,839	211,374
Prepaid expenses and other current assets	116,854	104,307
Deferred income taxes	18,007	18,007
Total current assets	1,554,646	1,499,874
Property and equipment, net	279,398	260,921
Goodwill	1,558,209	1,558,209
Acquired intangible assets	125,379	111,973
Other noncurrent assets	94,544	82,312
Total assets	$3,612,176	$3,513,289
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,738	$196,606
Accrued liabilities	44,482	34,905
Accrued employee compensation	41,158	51,549
Income taxes payable	3,296	3,352
Deferred income	28,640	29,773
Current portion of capital lease obligations	17,032	16,563
Total current liabilities	285,346	332,748
Capital lease obligations, net of current portion	22,561	24,447
Non-current income taxes payable	100,097	85,126
Other long-term liabilities	26,835	24,871
Total liabilities	434,839	467,192
Commitments and contingencies (Notes 6 and 9)
Shareholders’ equity:
Common stock, $0.002 par value; 492,000 shares authorized; 292,381 and 291,388 shares issued and outstanding	585	583
Additional paid-in capital	3,304,563	3,250,169
Deferred stock-based compensation	—	(1,141)
Accumulated other comprehensive loss	(1,353)	(1,759)
Accumulated deficit	(126,458)	(201,755)
Total shareholders’ equity	3,177,337	3,046,097
Total liabilities and shareholders’ equity	$3,612,176	$3,513,289

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2006	2005
Net revenue	$521,196	$364,770
Operating costs and expenses:
Cost of goods sold	240,664	175,251
Research and development	124,831	72,409
Selling and marketing	38,133	21,203
General and administrative	16,858	6,877
Amortization of acquired intangible assets	17,351	19,759
Total operating costs and expenses	437,837	295,499
Operating income	83,359	69,271
Interest and other income, net	7,616	3,612
Income before income taxes	90,975	72,883
Provision for income taxes	15,678	9,351
Net income	$75,297	$63,532
Net income per share:
Basic	$0.26	$0.23
Diluted	$0.23	$0.20
Weighted average shares:
Basic	291,851	278,793
Diluted	320,415	310,736

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$75,297	$63,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,615	13,431
Stock-based compensation	44,536	871
Amortization of acquired intangible assets	17,351	19,759
Excess tax benefits from stock-based compensation	(697)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(48,372)	(4,189)
Inventories	8,729	15,664
Prepaid expenses and other assets	(25,799)	(43,800)
Accounts payable	(45,868)	(7,428)
Accrued liabilities and other	2,500	763
Accrued employee compensation	(10,391)	(360)
Income taxes payable	14,915	8,086
Deferred income	(1,133)	2,575
Net cash provided by operating activities	46,683	68,904
Cash flows from investing activities:
Cash paid for acquisition	(24,008)	—
Purchases of short-term investments	(57,405)	(99,018)
Sales and maturities of short-term investments	238,124	48,051
Acquisition costs	(461)	—
Purchases of property and equipment	(28,948)	(18,395)
Net cash provided by (used in) investing activities	127,302	(69,362)
Cash flows from financing activities:
Proceeds from the issuance of common stock	10,904	20,119
Principal payments on capital lease obligations	(4,628)	(3,156)
Excess tax benefits from stock-based compensation	697	—
Net cash provided by financing activities	6,973	16,963
Net increase in cash and cash equivalents	180,958	16,505
Cash and cash equivalents at beginning of period	348,431	166,471
Cash and cash equivalents at end of period	$529,389	$182,976
Supplemental cash flow information:
Acquisition of property and equipment under capital lease obligations	$3,212	$3,862
Reversal of deferred stock-based compensation	$1,141	$—

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position as of April 30, 2006, the results of its operations for the three months ended April 30, 2006 and 2005, and its cash flows for the three months ended April 30, 2006 and 2005. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006. The January 31, 2006 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Under these criteria, product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of the Company’s sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return and price protection is deferred until the distributors sell the product to end customers. Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates.

The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportional performance method, with the associated costs included in research and development expense. The Company estimates the proportional performance of its development contracts based on an analysis of progress toward completion.

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

Stock-based compensation

Effective February 1, 2006 the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement may reduce future net operating cash flows and increase net financing cash flows. In March 2005 the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

      The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of February 1, 2006. The Company’s consolidated financial statements as of and for the first quarter of fiscal 2007 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 7 “Stock-Based Compensation” for further details.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended April 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

Prior to the adoption of SFAS 123R, the Company accounted for share-based payment awards to employees in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of common stock on the date of grant or assumption in the case of acquisitions. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. The Company recorded deferred compensation in connection with restricted stock units equal to the fair market value of the common stock on the date of grant. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods. In accordance with the provisions of SFAS 123R, all deferred compensation totaling $1.1 million previously recorded has been eliminated with a corresponding reduction in additional paid-in capital.

Reclassifications

Certain amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. Supplemental Financial Information

Available-for-sale investments

The amortized cost and fair value of available-for-sale investments are presented in the following tables (in thousands):

	April 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$28,375	$—	$(494)	$27,881
Auction rate securities	263,086	—	—	263,086
U.S. Federal, State, county and municipal debt securities	102,555	—	(1,501)	101,054
Short-term investments	$394,016	$—	$(1,995)	$392,021

	January 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$33,662	$—	$(551)	$33,111
Auction rate securities	438,615	—	—	438,615
U.S. Federal, State, county and municipal debt securities	107,414	—	(1,592)	105,822
	579,691	—	(2,143)	577,548
Less amounts classified as cash equivalents	(4,957)	—	—	(4,957)
Short-term investments	$574,734	$—	$(2,143)	$572,591

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at April 30, 2006 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$68,014	$67,493
Due between one and five years	62,916	61,442
Due over five years	263,086	263,086
	$394,016	$392,021

Included in the Company’s available-for-sale investments are fixed income securities. As market yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are primarily due to changes in interest rates and bond yields. Investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity or sale. The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	April 30, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$28,375	$(494)	$28,375	$(494)
U.S. Federal, State, county and municipal debt securities	—	—	102,555	(1,501)	102,555	(1,501)
Total temporarily impaired securities	$—	$—	$130,930	$(1,995)	$130,930	$(1,995)

	January 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$33,661	$(551)	$33,661	$(551)
U.S. Federal, State, county and municipal debt securities	5,023	(24)	102,393	(1,568)	107,416	(1,592)
Total temporarily impaired securities	$5,053	$(24)	$136,054	$(2,119)	$141,077	$(2,143)

Inventories

The components of inventory are presented in the following table (in thousands):

	April 30, 2006	January 31, 2006
Work-in-process	$102,252	$96,110
Finished goods	102,587	115,264
	$204,839	$211,374

Prepaid expenses and other current assets

The following table presents details of prepaid expenses and other current assets (in thousands):

	April 30, 2006	January 31, 2006
Prepayments for foundry capacity	$56,900	$62,120
Receivable from foundry	26,339	19,512
Other	33,615	22,675
	$116,854	$104,307

Property and equipment

	April 30,	January 31,
	2006	2006
Property and equipment (in thousands):
Machinery and equipment	$155,722	$142,320
Computer software	112,785	108,032
Furniture and fixtures	11,526	10,588
Leasehold improvements	9,535	9,292
Buildings	8,727	8,727
Building improvements	25,768	24,747
Land	51,500	51,500
Construction in progress	68,106	56,311
	443,669	411,517
Less: Accumulated depreciation and amortization	(164,271)	(150,596)
	$279,398	$260,921

Goodwill and purchased intangible assets

The carrying amount of the goodwill and intangible assets are as follows (in thousands):

	As of April 30, 2006			As of January 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$449,315	$(411,868)	$37,447	$437,415	$(400,980)	$36,435
Core technology	30,500	(4,428)	26,072	26,400	(2,031)	24,369
Trade name	100	(100)	—	100	(100)	—
Supply contract	900	(43)	857	—	—	—
Customer contracts	68,300	(7,297)	61,003	54,400	(3,231)	51,169
Total identified intangible assets	549,115	(423,736)	125,379	518,315	(406,342)	111,973
Goodwill	1,906,115	(347,906)	1,558,209	1,906,115	(347,906)	1,558,209
Total intangible assets	$2,455,230	$(771,642)	$1,683,588	$2,424,430	$(754,248)	$1,670,182

The increase in purchased intangible assets during the three months ended April 30, 2006 was from the acquisition of the semiconductor division of UTStarcom, Inc. (see Note 3).

Identified intangible assets consist of purchased technology, core technology, supply contract and customer contracts and related relationships. Purchased technology is amortized on a straight-line basis over its estimated useful life of one to five years. Core technology is amortized on a straight-line basis over its estimated useful life of three to four years. The supply contract is amortized on a straight-line basis over its estimated useful life of four years. Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to five years. The aggregate amortization expense of identified intangible assets was $17.4 million in the first quarter of fiscal 2007 and $19.8 million in the first quarter of fiscal 2006. The estimated total annual amortization expenses of acquired intangible assets is $45.4 million for the remaining nine months of fiscal 2007, $34.8 million for fiscal 2008, $29.5 million for 2009, $15.4 million for fiscal 2010 and $0.3 million for fiscal 2011.

Other long-term liabilities

The following table presents details of other long-term liabilities (in thousands):

	April 30, 2006	January 31, 2006

Long-term facilities consolidation charge	$2,713	$2,896
Accrued severance	14,778	13,083
Other	9,344	8,892
	$26,835	$24,871

Warranty accrual

The following table presents changes in the warranty accrual included in accrued liabilities during the three months ended April 30, 2006 and 2005 (in thousands):

	April 30, 2006	April 30, 2005
Warranty accrual (included in accrued liabilities):
Beginning balance	$3,914	$1,571
Warranties issued	339	1,044
Settlements	(30)	(196)
Ending balance	$4,223	$2,419

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

	Three Months Ended April 30,
	2006	2005
Numerator:
Net income	$75,297	$63,532
Denominator:
Weighted average shares of common stock outstanding	291,851	278,793
Weighted average shares — basic	291,851	278,793
Effect of dilutive securities-
Warrants	894	803
Contingently issuable shares	—	409
Common stock options and other	27,670	30,731
Weighted average shares — diluted	320,415	310,736
Basic net income per share	$0.26	$0.23
Diluted net income per share	$0.23	$0.20

Options to purchase 6,542,453 common shares at a weighted average exercise price of $54.38 have been excluded from the computation of diluted net income per share for the three months ended April 30, 2006 based on the treasury stock method calculation. Options to purchase 256,143 common shares at a weighted average exercise price of $39.14 have been excluded from the computation of diluted net income per share for the three months ended April 30, 2005 based on the treasury stock method calculation.

Comprehensive income

The components of comprehensive income, net of tax, are presented in the following table (in thousands):

	Three Months Ended April 30,
	2006	2005
Net income	$75,297	$63,532
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments and other, net of tax	406	(730)
Total comprehensive income	$75,703	$62,802

Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

3. Acquisitions

Hard Disk and Tape Drive Controller Semiconductor Division of QLogic Corporation

On November 4, 2005, the Company acquired the hard disk and tape drive controller semiconductor business (the “Business”) of QLogic Corporation. The acquired Business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives. As a result of the acquisition, the Business will provide controller chip products which the Company believes will be able to provide complementary products to its customers in the hard disk market while improving its ability to address the overall data storage market. These factors contributed to a purchase price that was in excess of the fair value of the Business’ net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction.

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

The purchase price of the Business was $232.5 million, determined as follows (in thousands):

Cash	$184,032
Value of Marvell common stock issued	45,583
Transaction costs	2,920
Total purchase price	$232,535

The value of the 980,499 shares of the Company’s common stock issued was determined based on the average price of the Company’s common stock over a 5-day period including the two days before and after August 29, 2005 (the announcement date), or $46.49 per share.

Under the purchase method of accounting, the total purchase price as shown in the table is allocated to the Business’ net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition. Based on the fair values acquired, the purchase price allocation is as follows (in thousands):

Net tangible assets acquired	$25,073
Amortizable intangible assets:
Existing technology	42,700
Core technology	26,400
Customer relationships	54,200
In-process technology	4,300
Goodwill	79,862
Total estimated purchase price allocation	$232,535

Of the purchase price, $79.9 million was allocated to goodwill, $123.3 million to amortizable intangible assets and $25.1 million to net tangible assets acquired. The amortizable intangible assets have useful lives of two to four years. Approximately $4.3 million was allocated to in-process research and development and expensed in the fourth quarter of fiscal 2006. Goodwill represents the excess of the purchase price of the acquired business over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

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

Quarter Ended April 30,
2005
Net revenue	$408,278
Net income	$67,608
Basic net income per share	$0.24
Diluted net income per share	$0.22

Semiconductor Division of UTStarcom, Inc.

On February 16, 2006, the Company completed the acquisition of the semiconductor division of UTStarcom, Inc. Under the terms of the agreement, the Company paid $24.0 million in cash and may pay up to an additional $16.0 million in cash if certain defined milestones are achieved. The semiconductor division of UTStarcom focuses on the design and development of personal handyphone systems (PHS) and next generation cellular communications technology. The primary reasons for the acquisition of the semiconductor division of UTStarcom were to strengthen and augment its software engineering workforce and enhance its technological capabilities for emerging cellular strategies, obtain an established product being utilized in wireless communications technology, reduce the time required to develop new products and bring them to market for next generation cellular technology and to complement the Company’s existing wireless offerings.

The purchase price of the acquisition was $24.8 million, determined as follows (in thousands):

Cash	$24,008
Estimated transaction costs	792
Total estimated purchase price	$24,800

Under the purchase method of accounting, the total purchase price as shown in the table is allocated to net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition. Based on the fair values acquired, the preliminary purchase price allocation is as follows (in thousands):

Net tangible assets acquired	$2,708
Amortizable intangible assets:
Existing technology	11,900
Core technology	4,100
Supply contract	900
Customer relationships	13,900
Negative goodwill	(8,708)
Total purchase price allocation	$24,800

The Company acquired tangible assets of approximately $2.7 million consisting of inventory and fixed assets. The amortizable intangible assets of $30.8 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management. The amortizable intangible assets will be amortized over useful lives ranging from three to four years. The existing technology represents personal handyphone systems technology and other technology that UTStarcom has developed. Core technology represents the combination of processes, patents, and trade secrets that are the building blocks for current and planned new products. Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products that will be sold to existing customers. The value determined for the supply contract with UTStarcom represents the fair value of estimated revenues and net operating cash flows to be derived from the supply contract for the duration of the five-year contract.

Approximately $8.7 million has been preliminarily allocated as negative goodwill, calculated as the excess of the fair value of net tangible and intangible assets acquired over the purchase price. Contingent consideration is still outstanding which may result in the recognition of additional costs of up to $16.0 million from the acquisition if the contingency is issuable in cash or becomes issuable. The defined milestones for the contingent consideration are based on the achievement of certain levels of PHS subscribers and are expected to be resolved by September 30, 2006. The negative goodwill will be adjusted once the contingency is resolved. Any contingent payments made will result in additional consideration and reduce the negative goodwill. Accordingly, goodwill may be recorded if the total purchase price exceeds the fair value of the net tangible and intangible assets acquired. If the contingency does not occur, the negative goodwill will be reduced to zero and the amount will be allocated to intangible assets based on their relative fair values.

The unaudited consolidated financial statements include the results of operations of the semiconductor division of UTStarcom commencing as of the acquisition date. No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

4. Facilities Consolidation Charge

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

As of April 30, 2006, cash payments of $10.1 million, net of sublease income, had been made in connection with these charges relating to the consolidation of the Company’s facilities in California. Approximately $3.4 million is accrued for this facilities consolidation charge, net of sublease income, as of April 30, 2006, of which $0.7 million is the current portion included in accrued liabilities, while the long-term portion, totaling $2.7 million, is payable through 2010 and is included in other long-term liabilities.

A summary of the facilities consolidation accrual related to the fiscal 2003 charge during the three months ended April 30, 2006 is as follows (in thousands):

	Balance at January 31, 2006	Net Cash Payments	Non-Cash Charges	Remaining Liability at April 30, 2006
Accrued losses on abandoned leased facilities:
Non-cancelable lease commitments	$3,578	$(181)	$—	$3,397

5. Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard in the quarter ended April 30, 2006 and the adoption will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

6. Commitments and Contingencies

Purchase Commitments

The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but requires repayment of all expenses incurred through the date of cancellation. As of April 30, 2006, foundries had incurred approximately $145.0 million of manufacturing expenses on the Company’s outstanding purchase orders. As of April 30, 2006, the Company also had approximately $63.2 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed-upon pricing terms until December 31, 2015. As of April 30, 2006, payments totaling $129.0 million (included in prepaid expenses and other current assets and other non current assets) have been made and approximately $44.6 million of the prepayment has been utilized as of April 30, 2006. At April 30, 2006, remaining commitments under the agreement were approximately $45.2 million.

Contingencies

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. A consolidated amended class action complaint against the Company and its two officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and the Company as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed without prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. The Company’s board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against the Company and granting releases that extend to all of its officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order. The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members. On April 24, 2006, the Court held a public hearing on the fairness of the proposed settlement. The Court took the matter under submission and has not yet ruled. Based on currently available information, the Company does not believe that the ultimate disposition of this lawsuit will have a material adverse impact on its business, results of operations, financial condition or cash flows.

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

7. Stock-Based Compensation

Stock Plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 147,575,484 shares of common stock reserved for issuance thereunder as of April 30, 2006. Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan had 1,800,000 shares of common stock reserved thereunder as of April 30, 2006. Under the Directors’ Plan, an outside director is granted 30,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 6,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the director is terminated or resigns from the Board of Directors prior to vesting. Such right expires as the options vest over a five-year period.

Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 16,935,806 shares of common stock reserve for issuance thereunder as of April 30, 2006. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 1 and June 1 of each year. For the three months ended April 30, 2006, the stock-based compensation expense related to the activity under the Purchase Plan was $4.0 million. The Company did not issue any shares under the Purchase Plan in the three months ended April 30, 2006. As of April 30, 2006, there was $7.5 million of unrecognized compensation cost related to the Purchase Plan.

Stock option activity under the Company’s stock option plans for the three months ended April 30, 2006 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Balance at January 31, 2006	47,122	$19.77
Options granted	5,494	$57.38
Options forfeited/canceled/expired	(595)	$25.43
Options exercised	(982)	$11.11
Balance at April 30, 2006	51,039	$23.91
Vested or expected to vest at April 30, 2006	48,247	$23.24	7.34	$1,646,715

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on April 28, 2006 of $57.09 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on April 30, 2006. The total intrinsic value of options exercised in the three months ended April 30, 2006 was $47.4 million. Cash received from option exercises for the three months ended April 30, 2006 was $10.9 million.

	Options Outstanding				Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Average Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Average Intrinsic Value
	(In thousands)			(In thousands	(In thousands)		(In thousands)
Range of exercise prices:
$0.00 - $9.35	12,100	5.84	$6.68	$610,026	5,244	$4.83	$274,077
$9.36 - $18.25	12,391	6.41	$14.93	522,406	7,526	$14.21	322,745
$18.26 - $24.05	10,218	7.54	$19.56	383,519	1,962	$20.20	72,356
$24.06 - $54.21	13,319	9.12	$42.64	192,477	935	$31.99	23,469
$54.22 - $66.41	3,011	9.77	$62.14	—	63	$59.74	—
	51,039	7.41	$23.91	$1,708,428	15,730	$13.07	$692,647

The aggregate pretax intrinsic values in the preceding table were calculated based on the closing price of the Company’s common stock of $57.09 on April 28, 2006. At April 30, 2006, the weighted average remaining contractual life of the exercisable options was 5.7 years.

As of April 30, 2006, there was $376.8 million, net of forfeitures, of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.8 years. The Company’s current practice is to issue new shares to satisfy share option exercises.

Total tax benefit attributable to options exercised in the three months ended April 30, 2006 was $0.7 million. The excess tax benefits from stock-based compensation of $0.7 million as reported on the condensed consolidated statement of cash flows in financing activities represents the reduction, in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Stock Award Activity

In the first quarter of fiscal 2007, the Company granted 70,000 restricted stock awards to its employees under the 1995 Stock Option Plan. Such awards generally vest over a period of five years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted are considered issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. The grant of restricted stock awards is deducted from the shares available for grant under the Company’s stock option plan. Restricted stock activity under the Company’s stock option plans for the three months ended April 30, 2006 is summarized below (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Exercise Price

Balance at January 31, 2006	—	$—
Restricted stock granted	70	64.42
Restricted stock forfeited	—	—
Restricted stock vested	—	—
Balance at April 30, 2006	70	$64.42

No restricted stock awards vested during the three months ended April 30, 2006. Based on the closing price of the Company’s stock of $57.09, on April 28, 2006, the total pretax intrinsic value of all outstanding restricted stock was $4.0 million.

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended April 30,
	2006	2005
Cost of goods sold	$2,865	$7
Research and development	27,477	511
Selling and marketing	8,131	214
General and administrative	6,063	139
	$44,536	$871

During the quarter ended April 30, 2006, the Company capitalized $0.1 million of stock-based compensation into inventory.

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended April 30,		Three Months Ended April 30,
	2006	2005	2006		2005
Volatility	57%	73%	59% - 7	3%	110% - 112%
Expected life (in years)	4.9	4.6	1.3		1.3
Risk-free interest rate	4.7%	4.0%	3.9%		2.3%
Dividend yield	—	—	—		—

The volatility assumption was determined using the historical volatility of the Company’s common stock for the three months ended April 30, 2006 and 2005. The expected life assumption was determined based on historical exercise patterns of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect in effect at the time of grant. The Company has not paid any cash dividends in the past and does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in its option-pricing models.

The weighted average fair values per share of the of options granted in the three month period ended April 30, 2006 and 2005 was $30.79 and $21.22, respectively.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are pro forma statements of operations data of the Company giving effect to the valuation of stock-based awards to employees using the Black-Scholes option pricing model instead of the guidelines provided by APB 25 in the three months ended April 30, 2005 (in thousands, except for per share amounts):

Three Months Ended April 30,
2005
Net income:
As reported	$63,532
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effects	871
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(33,581)
Pro forma	$30,822
Basic net income per share:
As reported	$0.23
Pro forma	$0.11
Diluted net income per share:
As reported	$0.20
Pro forma	$0.10

8. Related Party Transactions

During the first quarters of fiscal 2007 and 2006, the Company incurred approximately $0.4 million and $0.3 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI. The aircraft provided by ACM to the Company for such services is owned by Estopia Air LLC (“Estopia Air”). The Company’s Chairman, President and Chief Executive Officer, Sehat Sutardja, Ph.D, and the Company’s Director, Secretary and Chief Operating Officer, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. The expenses incurred were the result of the Company’s use of the aircraft for business travel purposes. The cost of such usage was determined based on market prices.

On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement is substantially on similar terms as other development agreements with other parties. The Company did not recognize any revenue from the development agreement or product revenue during the first quarter of fiscal 2007. Total revenue expected to be recognized from the development agreement is $1.0 million. Herbert Chang, one of the Company’s directors, is Chairman of the Board, President and Chief Executive Officer of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”). The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties. The Company recognized $0.2 million of revenue from the License Agreement with C2 Microsystems during the first quarter of fiscal 2007. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro. Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro. Pantas Sutardja, Ph.D., the Company’s Chief Technology Officer, is also a shareholder of C2Micro.

9. Subsequent Events

On February 21, 2006, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock split is subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2006 Annual General Meeting which is scheduled for June 9, 2006.

Restated quarterly pro forma per share data for the three months ended April 30, 2006 and 2005 would be as follows (unaudited):

	Three Months Ended April 30,
	2006	2005
Basic net income per share:
As reported	$0.26	$0.23
Pro forma	$0.13	$0.11
Diluted net income per share:
As reported	$0.23	$0.20
Pro forma	$0.12	$0.10

On May 1, 2006, the Company completed its acquisition of the printer semiconductor business of Avago Technologies Limited and paid $240.0 million in cash upon closing of the transaction. The Company may pay an additional $35.0 million in cash if certain defined milestones are achieved at various intervals through October 2007. The Company may also record a one-time charge for purchased in-process research and development expenses related to the acquisition. The amount of that charge which has not yet been determined, if any, would be recorded in the Company’s second fiscal quarter of fiscal 2007.

On May 1, 2006, the Company completed an asset purchase agreement with a third party to acquire intellectual property and property and equipment. Under terms of the agreement, the Company paid $7.0 million in cash upon closing of the transaction. In addition to the asset purchase, Marvell and the third party agree to enter into certain additional agreements, including a transition services agreement, a product distribution agreement and an intellectual property agreement. The Company may also record a one-time charge for purchased in-process research and development expenses related to the acquisition. The amount of that charge, if any, would be recorded in the Company’s second fiscal quarter of fiscal 2007, but has not yet been determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the utilization of our products in a wide array of enterprise and consumer applications, our expectations as to growth in revenue from our products and reasons for such expectations, sources of revenue, our expectations as to research and development, sales and marketing and general and administrative expense, potential fluctuations in our gross margin and gross profit, the impact, if any, of legal proceedings, expected revenue concentration from Asia, working capital needs, our expectations as to the number of days in inventory, accounts receivable, inventory, the rate of new orders, adequacy of capital resources, funding of capital requirements, factors impacting our capital requirements, liquidity, expected impact of our contractual obligations, the use of  recently purchased land, commitments and costs to improve the buildings on recently purchased land, future acquisitions, strategic alliances or joint ventures, sources of competition, future design features and uses of our current and future products, strategic relationships with customers, the need for new and upgraded operational and financial systems, procedures and controls, reasons for decreases in gross profits, and payment of income taxes in foreign jurisdictions. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets, our dependence upon the hard disk drive industry and integrated circuit industry, both of which are highly cyclical, our dependence on a small number of customers, our ability to develop new and enhanced products, our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results, our ability to estimate customer demand accurately, the success of our strategic relationships with customers, our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products, our ability to manage future growth, the development and evolution of markets for our integrated circuits, our ability to protect our intellectual property, the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy, the outcome of pending or future litigation and other risks discussed in the section of this Form 10-Q titled “Risk Factors.” In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements. You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2006, that attempt to advise you of the risks and factors that may affect our business.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $134.7 million. In November 2005, we acquired the hard disk and tape drive controller business of QLogic Corporation for approximately $232.5 million. The acquired business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives. In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $24.8 million. The semiconductor design business of UTStarcom designs and supplies chipsets for cellular phone applications. In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $240.0 million and potential additional earnout payments. In May 2006, we completed an asset purchase agreement with a third party to acquire intellectual property and property and equipment for $7.0 million.

We offer our customers a wide range of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our products can be utilized in a wide array of enterprise applications including hard disk drives, high-speed networking equipment, PCs, wireless local area network solutions (WLAN) for small office/home office and residential gateway solutions, and consumer applications such as cell phones, printers, digital cameras, MP3 devices, speakers, game consoles and PDAs.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2006, as filed with the U.S. Securities and Exchange Commission. There have been no material changes in any of our accounting policies since January 31, 2006 except for the stock-based compensation.

Stock-Based Compensation Expense for Fiscal 2007 and Thereafter. Effective February 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility of our common stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the historical volatility approach is based on the lack of availability of data regarding actively traded options on our stock as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Forfeitures, determined based on historical cancellations and grants, are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in our financial statements in fiscal 2007 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Notes 1 and 7 of our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended April 30,
	2006	2005
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold*	46.2	48.0
Research and development*	24.0	19.9
Selling and marketing*	7.3	5.8
General and administrative*	3.2	1.9
Amortization of acquired intangible assets	3.3	5.4
Total operating costs and expenses	84.0	81.0
Operating income	16.0	19.0
Interest and other income, net	1.5	1.0
Income before income taxes	17.5	20.0
Provision for income taxes	3.0	2.6
Net income	14.5%	17.4%

*           Includes stock-based compensation

Three Months Ended April 30, 2006 and 2005

   Net Revenue

	Three Months Ended April 30,
	2006	2005	% Change
Net revenue	$521,196	$364,770	42.9%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increase in net revenue in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 reflects a significant increase in volume shipments of our storage System-on-Chips, or SOCs, which increased $85.8 million, local area network (LAN) on motherboard and wireless products, which increased $28.7 million and hard disk drive controller products, which increased $22.6 million. The increases in net revenue are primarily due to increased acceptance of our storage SOC and LAN on motherboard products, increased market share gains in the PC desktop segment with our storage SOC products and volume shipments of our wireless products and from new design wins. Revenue derived from development contracts decreased in absolute dollars during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, but represented less than 10% of net revenue for each period.

We expect that revenue for fiscal 2007 will increase from the level of revenue we reported in fiscal 2006 due to increases in shipments and volume production of our storage SOCs into the PC desktop segment and consumer storage electronics. Also, we expect additional growth in fiscal 2007 compared to fiscal 2006 due to increases in shipments of our WLAN products from new design wins, our Gigabit Ethernet products as well as incremental revenue from the products acquired from QLogic, UTStarcom and Avago Technologies.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the quarter ended April 30, 2006, four customers each represented more than 10% of our net revenues, for a combined total of 53% of our net revenue. For the quarter ended April 30, 2005, four customers each represented more than 10% of our net revenue, for a combined total of 54% of our net revenue. In addition, no distributor accounted for more than 10% of our net revenue in the quarter ended April 30, 2006 but one distributor accounted for approximately 11% of our net revenue in the quarter ended April 30, 2005.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 94% of our net revenue for the three months ended April 30, 2006 and April 30, 2005, respectively. The rest of our sales are to customers located in the United States and other geographic regions. We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in United States dollars.

Cost of Goods Sold

	Three Months Ended April 30,
	2006	2005	% Change
Cost of goods sold	$240,664	$175,251	37.3%
% of net revenue	46.2%	48.0%
Gross margin	53.8%	52.0%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation costs. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The increase in gross margin percentage for the three months ended April 30, 2006 compared to the three months ended April 30, 2005 was primarily due to manufacturing efficiencies and product cost savings resulting from the benefits of favorable foundry pricing. Partially offsetting the increase in gross margins were higher inventory excess and obsolescence provisions, higher products costs associated with inventory that was acquired from our acquisitions, increased stock-based compensation costs and higher royalties. The increase in inventory excess and obsolescence provisions was for older or slow-moving products. The increase in stock-based compensation expense was a result of our adoption of SFAS 123R. The increase in royalties in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was due to higher sales of products that integrated licensed technology. The costs associated with contracted development work are included in research and development expense. Our gross margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

Research and Development

	Three Months Ended April 30,
	2006	2005	% Change
Research and development	$124,831	$72,409	72.4%
% of net revenue	24.0%	19.9%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation expenses, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to stock-based compensation expenses of $27.5 million as a result of our adoption of SFAS 123R. In addition, research and development expenses increased due to the net hiring of additional development personnel including personnel related to our acquisitions of the hard disk and tape drive controller business of QLogic Corporation in November 2005 and the semiconductor division of UTStarcom, Inc. in February 2006, which resulted in an increase in salary and related costs of $16.4 million. Additionally, we incurred increased costs for depreciation and amortization expense of $1.3 million arising from purchases of property, equipment and technology licenses, increased costs of $1.2 million for prototype and related product tape-out costs for new product initiatives, increased costs of $1.2 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $2.6 million related to our expanding operations.

We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel, including those from our acquisitions.

Selling and Marketing

	Three Months Ended April 30,
	2006	2005	% Change
Selling and marketing	$38,133	$21,203	79.8%
% of net revenue	7.3%	5.8%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to stock-based compensation expenses of $8.1 million as a result of our adoption of SFAS 123R. In addition, selling and marketing expenses increased due to the net hiring of additional sales and marketing personnel, which resulted in an increase in salary and related costs of $4.1 million. Additionally, we incurred other variable sales and marketing costs of $3.3 million related to expanding our sales and marketing activities as we broaden our customer and product base.

We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts into product markets such as consumer applications for our wireless and storage products.

General and Administrative

	Three Months Ended April 30,
	2006	2005	% Change
General and administrative	$16,858	$6,877	145.1%
% of net revenue	3.2%	1.9%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation expenses, fees for professional services and allocated occupancy costs for these operations. The increase in absolute dollars in general and administrative expense in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to stock-based compensation expenses of $6.0 million as a result of our adoption of SFAS 123R. In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $1.4 million. Our expenses also increased due to higher professional fees of $1.4 million due to attorney fees associated with our on-going legal proceedings and $1.0 million due to higher professional fees as a result of our expanding operations and costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

We expect that general and administrative expenses will increase from the levels in fiscal 2007 compared to fiscal 2006 to support our expanding operations.

Amortization of Acquired Intangible Assets

	Three Months Ended April 30,
	2006	2005	% Change
Amortization of acquired intangible assets	$17,351	$19,759	(12.2)%
% of net revenue	3.3%	5.4%

In connection with various acquisitions, we have recorded acquired intangible assets which are being amortized over their estimated economic lives of one to five years. The decrease in amortization of acquired intangible assets in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is due to acquired intangible assets from the acquisition of MSIL being fully amortized at the end of fiscal 2006, offset by additional amortization of intangibles assets from other acquisitions.

Interest and Other Income, net

	Three Months Ended April 30,
	2006	2005	% Change
Interest and other income, net	$7,616	$3,612	110.9%
% of net revenue	1.5%	1.0%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. The increase in interest and other income, net for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is primarily due to higher interest income due to higher comparable invested cash balances and higher yields on our investments. Although combined cash and short-term investment balances increased from April 30, 2006 compared to April 30, 2005, the short-term investment balance as of April 30, 2006 decreased compared to the short-term investment balance as of April 30, 2005 due to sales of short-term investments prior to the end of the quarter ended April 30, 2006 to fund the acquisition of the printer semiconductor business of Avago Technologies, which closed on May 1, 2006.

Provision for Income Taxes

	Three Months Ended April 30,
	2006	2005	% Change
Provision for income taxes	$15,678	$9,351	67.7%
% of net revenue	3.0%	2.6%

Our effective tax rate was 17.2% for the three months ended April 30, 2006 compared to 12.8% for the three months ended April 30, 2005. The effective tax rates were affected by profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and by non-tax-deductible expenses, such as stock-based compensation, nondeductible acquisition related expenses and the impact of adopting SFAS 123R.

Liquidity and Capital Resources

Our principal source of liquidity as of April 30, 2006 consisted of $921.4 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $46.7 million for the three months ended April 30, 2006 compared to $68.9 million for the three months ended April 30, 2005. The cash inflow from operations in the three months of fiscal 2007 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first three months of fiscal 2007 included $17.4 million related to amortization of acquired intangible assets, $15.6 million of depreciation and amortization expense and $44.5 million of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first three months of fiscal 2007 included an increase of $14.9 million in income tax payable resulting from higher taxable income in the first three months of fiscal 2007 and a decrease in inventory of $8.7 million, primarily as a result of a reduction in wafer starts. The number of days in inventory has increased at the end of the first quarter of fiscal 2007 to 77 days compared to 58 days at the end of the first quarter of fiscal 2006 due primarily to a higher comparable inventory balance at the end of each respective quarter. We expect the number of days in inventory to fluctuate in the range of approximately 60 to 75 days depending on our wafer starts and the inventory purchase needs of our customers as well as lead times and competitive situations in the marketplace.

Significant working capital changes offsetting positive cash flows in the first three months of fiscal 2007 included an increase in accounts receivable of $48.3 million primarily due to higher total net revenue in the first three months of fiscal 2007 compared to the first three months of fiscal 2006. Although accounts receivable has increased, the days sales outstanding, or DSO, metric has remained consistent in the first three months of both fiscal 2007 and 2006 at 51 days. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers. Also contributing to working capital changes offsetting positive cash flow in the first three months of fiscal 2007 was a decrease in accounts payable of $45.9 million due to payments on outstanding balances and an increase in prepaid and other assets of $25.8 million due primarily to a $23.0 million payment in connection with a capacity reservation agreement with a foundry.

Net cash provided by operating activities was $68.9 million for the three months ended April 30, 2005. The cash inflow from operations in the first three months of fiscal 2006 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first three months of fiscal 2006 included $19.8 million related to amortization of acquired intangible assets, $13.4 million of depreciation and amortization expense and $0.9 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first three months of fiscal 2006 included a decrease in inventory of $15.7 million, primarily as a result of better visibility of forecasted demand, as well as reduced cycle times from our foundry vendors. Accordingly, the number of days in inventory has decreased at the end of the first quarter of fiscal 2006 to 58 days compared to 76 days at the end of the first quarter of fiscal 2005. Other working capital changes contributing to positive cash inflow in the first three months of fiscal 2006 included an increase of $8.1 million in income tax payable resulting from higher taxable income in the first three months of fiscal 2006 and an increase of $2.6 million in deferred income due to increased shipments of product to distributors during the first quarter of fiscal 2006.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $127.3 million for the first three months of fiscal 2007 and while net cash used in investing activities was $69.4 million for the first three months of fiscal 2006. The net cash provided by investing activities in the first three months of fiscal 2007 was due to proceeds from the sales and maturities of short-term investments of $238.1 million partially offset by purchases of property and equipment of $28.9 million, cash paid for acquisitions of $24.0 million and purchases of short-term investments of $57.4 million. The net cash used in investing activities in the first three months of fiscal 2006 was due to purchases of property and equipment of $18.4 million, purchases of short-term investments of $99.0 million, partially offset by the proceeds from the sales and maturities of short-term investments of $48.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7.0 million for the three months ended April 30, 2006 and $17.0 million for the three months ended April 30, 2005. In the first three months of fiscal 2007 and 2006, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations. The proceeds from the issuance of common stock are primarily due to the exercises of stock options. The increase in capital lease obligations is due to additional computer-aided design software licenses, which we have acquired for use in our research and development activities.

Contractual Obligations and Commitments

Our relationships with our foundries allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of April 30, 2006, foundries had incurred approximately $145.0 million of manufacturing expenses on our outstanding purchase orders. The purchase obligations are included in outstanding purchase commitments as of April 30, 2006.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of April 30, 2006, payments totaling $129.0 million (included in prepaid expenses and other current assets and other non current assets) have been made and approximately $44.6 million of the prepayment has been utilized as of April 30, 2006. At April 30, 2006, remaining commitments under the agreement were approximately $45.2 million.

In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and was amended in the third quarter of fiscal 2006 to end December 31, 2005. In February 2002, we consolidated our three existing facilities in California into this new building. The leases on two of our former facilities expired in February 2002 and June 2005, respectively, but we have an ongoing, non-cancelable lease for the remaining facility, for which we have obtained a sublease. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $3.4 million as of April 30, 2006. At April 30, 2006, cash payments of $10.1 million, net of sublease income had been made in connection with this charge. Approximately $3.4 million is accrued for this facilities consolidation charge as of April 30, 2006 of which $0.7 million is the current portion while the long-term portion totaling $2.7 million is payable through 2010.

We expect to make significant commitments and incur costs to improve the buildings at our U.S. headquarters located in Santa Clara, California over the next twelve months. Based upon our current forecasts, we currently expect to spend approximately $50.0 million to $60.0 million for building improvements over the next twelve to eighteen months, of which $39.9 million of non-cancelable purchase orders is currently outstanding. The amount that we plan to spend and commit for building improvements is an estimate and may change as the scope of the work is refined and plans are finalized. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to cost of goods sold, research and development, sales and marketing and general and administrative expenses.

On November 4, 2005, we completed the acquisition of the hard disk and tape drive controller semiconductor business of QLogic Corporation. The acquisition was completed in accordance with the terms and conditions of an Asset Purchase Agreement dated August 29, 2005. Under the terms of the agreement, in exchange for certain assets and intellectual property of QLogic, we paid $180.0 million in cash and issued 980,499 shares of our common stock to QLogic valued at $45.6 million for consideration of $225.6 million. An additional payment of $4.0 million was made for an inventory adjustment, resulting in total cash paid of $184.0 million and total consideration of $232.5 million, including acquisition costs. Pursuant to the agreement, on the closing date, we placed a portion of the shares in escrow as security for its indemnification rights under the agreement. The shares can be held in escrow for up to 12 months from the closing date. Our shares of common stock were issued pursuant to an exemption under the Securities Act of 1933.

On February 16, 2006, we completed the acquisition of the semiconductor division of UTStarcom, Inc. for $24.0 million in cash. We may pay an additional $16.0 million if certain defined milestones are achieved at various intervals through September 2006.

In April 2006, we made a deposit of $0.5 million for the purchase of land in Singapore. We plan to make additional commitments to construct a building for our Singapore office once the purchase of land is completed in September 2006.

We currently intend to fund our short and long-term capital requirements, as well as our liquidity needs, with existing cash, cash equivalents and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements, including acquisitions, and commitments for at least the next twelve months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, expenditures in connection with acquisitions, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalents and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional debt or equity financing, which in turn may be dilutive to our current shareholders. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our contractual obligations as of April 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2007	2008	2009	2010	2011	There- after	Total
	(remaining nine months)
Contractual obligations:
Operating leases	$4,919	$6,183	$5,934	$4,087	$3,669	$28,740	$53,532
Capital lease obligations	14,408	17,896	8,781	2,389	—	—	43,474
Purchase commitments to foundries	145,031	—	—	—	—	—	145,031
Capacity reservation commitment	45,180	—	—	—	—	—	45,180
Mask purchase commitment	4,500	—	—	—	—	—	4,500
Capital purchase obligations	63,176	—	—	—	—	—	63,176
Acquisition related commitments	247,000	—	—	—	—	—	247,000
Total contractual cash obligations	$524,214	$24,079	$14,715	$6,476	$3,669	$28,740	$601,893

Included in operating lease commitments are anticipated lease payments for two airplanes that are currently under construction. Delivery of one airplane is expected in fiscal 2007 while delivery of the second airplane is expected in fiscal 2008. The airplanes will be used for business travel purposes and will be accounted for as operating leases once the airplanes are completed and delivered.

On May 1, 2006, we completed the acquisition of the printer semiconductor business of Avago Technologies Limited. Under the agreement, we paid $240.0 million in cash upon closing of the transaction. We may pay an additional $35.0 million if defined milestones are achieved at various intervals through October 2007. We may also record a one-time charge for purchased in-process research and development expenses related to the acquisition. The amount of that charge, if any, and the period in which it would be recorded has not yet been determined.

On May 1, 2006, we completed the acquisition from a third party of certain intellectual property and property and equipment. Under terms of the asset purchase agreement, we paid $7.0 million in cash upon closing of the transaction. In addition to the asset purchase, Marvell and the third party agreed to enter into certain additional agreements, including a transition services agreement, a product distribution agreement and an intellectual property agreement. We may also record an as-yet undetermined one-time charge for purchased in-process research and development expenses related to the acquisition, the amount of which, if any, would be recorded in our second fiscal quarter of fiscal 2007.

Off-Balance Sheet Arrangements

As of April 30, 2006, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3. The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this standard in the quarter ended April 30, 2006 and the adoption will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

Related Party Transactions

During first quarters of fiscal 2006 and 2005, we incurred approximately $0.4 million and $0.3 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI. The aircraft provided by ACM to us for such services is owned by Estopia Air LLC (“Estopia Air”). Our President and Chief Executive Officer, Sehat Sutardja, Ph.D, and Chief Operating Officer, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The expenses were the result of our use of the aircraft for business travel purposes. The pricing was based on values determined to be market prices.

On February 19, 2005, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), we entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement is on substantially similar terms as other development agreements with other third parties. We did not recognize any revenue from the development agreement or product revenue during the first quarter of fiscal 2007. This development agreement is on substantially similar terms as other development agreements with other third parties. Herbert Chang, one of our directors, is a shareholder of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Sehat Sutardja, Ph.D. and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”). The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties. We recognized $0.2 million of revenue from the License Agreement with C2Micro during the first quarter of fiscal 2007. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro. Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro. Pantas Sutardja, Ph.D., our Chief Technology Officer, is also a shareholder of C2Micro.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of April 30, 2006 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2007 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2007	2008	2009	2010	2011	Total	Fair Value
Variable Rate	$263,086	$—	$—	$—	$—	$263,086	$263,086
Average Interest Rate	4.82%	—	—	—	—	4.82%
Fixed Rate	$68,014	$37,729	$20,177	$5,010	$—	$130,930	$128,935
Average Interest Rate	3.00%	3.05%	3.57%	4.75%	—	3.17%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of April 30, 2006 would have an immaterial effect on our financial position, results of operations and cash flows.

Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $11.7 million at April 30, 2006, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2006, the end of the quarterly period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which Marvell was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order”. The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A). On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order. The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members. On April 24, 2006, the court held a public hearing on the fairness of the proposed settlement. The court took the matter under submission and has not yet ruled. Based on currently available information, we do not believe that the ultimate disposition of the lawsuit will have a material adverse impact on our business, results of operations or financial condition. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling, if the settlement proposal is not concluded, could include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our business, results of operations, financial condition or cash flows for the period in which the ruling occurs, or future periods. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

Item 1A. Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following additional factors may affect our future results. Many of these factors are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

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

In first quarter of fiscal 2007, approximately 53% of our net revenue was derived from sales to four customers, each of whom individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 15%, Toshiba accounted for approximately 13%, Samsung accounted for approximately 13% and Fujitsu accounted for approximately 12%. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

For the past four years, we have been able to report significant sequential quarterly growth in revenues; however, our revenues have grown at a slower sequential rate in the past seven sequential quarters ending with the first quarter of fiscal 2007 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. However, due to our recent acquisitions, the growth in our revenues is attributable to a combination of both organic growth and growth from our acquisitions. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

The implementation of new accounting rules related to the expensing of stock-based awards adversely affected our reported results of operations for first quarter of fiscal 2007 and will continue to negatively impact our operating results in subsequent periods. Any subsequent changes in accounting rules may also have an adverse effect on our results of operations.

Effective February 1, 2006, we adopted Statement of Financial Accounting Standards no. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires all share-based payment awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.

The adoption of SFAS 123R has a significant adverse impact on our reported results of operations because the stock-based compensation expense is charged directly against our reported earnings. Our net income for the three months ended April 30, 2006 reflected stock-based compensation expense of $44.5 million as a result of our adoption of SFAS 123R. The amount of unearned stock-based compensation currently estimated to be expensed in the period commencing May 1, 2006 through April 30, 2011 related to unvested share-based payment awards at April 30, 2006 is $376.8 million. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

We also plan to grant additional employee stock options as well as restricted stock units in the second quarter of fiscal 2007 as part of our compensation plan. The unearned stock-based compensation resulting from those stock options and restricted stock unit grants will depend on the number of stock options and restricted stock units granted and their then current fair values.

Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Notes 1 and 7 of Notes to Unaudited Condensed Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Any other subsequent changes in the accounting rules applicable to us may also have an adverse effect on our results of operations.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced a period of rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003 to 2,795 employees, as of April 30, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

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

Each of Marvell Semiconductor Israel Ltd., or MSIL, Marvell T.I. Ltd, or MTIL and RADLAN Computer Communications Ltd., or RADLAN, are incorporated under the laws of and has its principal offices in the State of Israel. In addition, MSIL and RADLAN maintain their research and development operations in Israel. Thus, MSIL, MTIL and RADLAN are directly influenced by the political, economic and military conditions affecting Israel. Major hostilities involving or within Israel could disrupt MSIL, MTIL and RADLAN’s operations. For example, continued hostilities between Israel and the Palestinian authority in recent months have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the ongoing situation in Iraq and political tensions with Iran could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of each of MSIL, MTIL and RADLAN.

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

We recently acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation and the semiconductor design business division of UTStarcom, Inc. In addition, in May 2006, we announced the completion of the acquisition of the printer semiconductor division of Avago Technologies, Pte. Also in May 2006, we completed the acquisition from a third party of certain intellectual property and property and equipment.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. Over the past few years, there has been a slowdown in worldwide economies, including the United States, which has affected our business. End customers for our products have slowed their purchases of next-generation technology and have delayed or rescheduled existing orders for products that incorporate our technology. Although recently we have seen some signs of recovery in the worldwide economy, we cannot predict the timing, strength and duration of any economic recovery, worldwide or in our served markets. If the economy does not continue to recover, or if other presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.7 billion as of April 30, 2006. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

Because we do not have significant long-term commitments from our customers, we must estimate customer demand, and errors in our estimates can have negative effects on our inventory levels, sales and operating results.

Our sales are typically made on the basis of individual purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We have historically placed firm orders for products with our suppliers up to sixteen weeks prior to the anticipated delivery date and typically prior to receiving an order for the product. Therefore, our order volumes are based on our forecasts of demand from our customers. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and therefore, were unable to benefit from this increased demand.

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

Our U.S. headquarters located in Santa Clara, California and our planned purchase of real property in Singapore subjects us to the risks of owning real property, including:

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

Stock options generally comprise a significant portion of our compensation packages for all employees. The FASB requirement to expense the fair value of stock options awarded to employees beginning in the first quarter of our fiscal 2007 has increased our operating expenses and may cause us to reevaluate our compensation structure for our employees. We cannot be certain that the changes in our compensation policies, if any, will improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

Our officers and directors own a large percentage of our voting stock, and three existing directors, who are also significant shareholders, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related directors to greatly influence the election of directors and the approval or disapproval of significant corporate actions.

As of May 31, 2006, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 20% of the outstanding shares our common stock. Additionally, Sehat Sutardja, Ph.D. and Weili Dai are husband and wife and Sehat Sutardja, Ph.D. and Pantas Sutardja, Ph.D. are brothers. All three are directors and together they held approximately 19% of our outstanding common stock as of May 31, 2006. As a result, if the directors and officers as a group or any of Sehat Sutardja, Ph.D., Weili Dai and Pantas Sutardja, Ph.D. act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. In addition, the voting power of these officers or directors could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 94% of our net revenue in the first three months of fiscal 2007, 94% of our net revenue in fiscal 2006 and 93% of our net revenue in fiscal 2005.

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

Under current Bermuda law, we are not subject to tax on our income and capital gains. We have obtained from the Minister of Finance of Bermuda under the Exempt Undertakings Tax Protection Act 1966, as amended, an undertaking that, in the event that Bermuda enacts any legislation imposing tax computed on income and capital gains, those taxes should not apply to us until March 28, 2016. However, it is possible that this exemption would not be extended beyond that date.

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

On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which will result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. The court issued an order preliminarily approving the settlement in August 2005 and held a public hearing on its fairness in April 2006. The court has not yet ruled following the public hearing. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

MARVELL TECHNOLOGY GROUP LTD.

June 8, 2006	By:	/s/ GEORGE A. HERVEY
Date		George A. Hervey
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja, Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George A. Hervey, Chief Financial Officer

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