Form 10-Q/A
period 2006-04-29
MARVELL TECHNOLOGY GROUP LTD
filed 2007-07-02
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant’s common stock outstanding as of May 31, 2007 was 587,591,437 shares.

Explanatory Note

In this Form 10-Q/A, we are restating our consolidated financial statements and related disclosures as of January 28, 2006 and for the three months ended April 29, 2006 and April 30, 2005.  This Form 10-Q/A also reflects the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 for the first quarters of fiscal 2007 and 2006, “Controls and Procedures” in Item 4 and new management certifications.

For more information regarding our internal review of historical stock option practices and related accounting matters and the restatement of stock-based compensation and other items, please refer to Note 1, “Restatement of Consolidated Financial Statements” to Item 1, “Financial Statements” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  For more information regarding the deficiencies noted in the internal review relating to stock option practices and our remedial measures, refer in Part I to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and “Controls and Procedures” in Item 4.

We have not amended any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement except for this Form 10-Q/A.  Consequently, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.  Our Form 10-K for fiscal year ended January 27, 2007 includes the restatement of all periods through the first quarter of fiscal 2007.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 29, 2006	January 28, 2006
	(restated) (1)	(restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$529,389	$348,431
Short-term investments	392,021	572,591
Accounts receivable, net of allowances of $3,054 and $3,028	293,536	245,164
Inventories	205,554	211,374
Prepaid expenses and other current assets	116,854	104,307
Deferred income taxes	3,945	3,945
Total current assets	1,541,299	1,485,812
Property and equipment, net	279,398	260,921
Goodwill	1,558,209	1,558,209
Acquired intangible assets	125,379	111,973
Other noncurrent assets	99,823	87,591
Total assets	$3,604,108	$3,504,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,738	$196,606
Accrued liabilities	44,482	34,905
Accrued employee compensation	50,956	59,177
Income taxes payable	27,847	24,394
Deferred income	28,640	29,773
Current portion of capital lease obligations	17,032	16,563
Total current liabilities	319,695	361,418
Capital lease obligations, net of current portion	22,561	24,447
Non-current income taxes payable	98,191	86,545
Other long-term liabilities	26,835	24,871
Total liabilities	467,282	497,281
Commitments and contingencies (Notes 7 and 10)
Shareholders’ equity:
Common stock, $0.002 par value; 492,000 shares authorized; 292,381 and 291,388 shares issued and outstanding	585	583
Additional paid-in capital	3,624,464	3,634,821
Deferred stock-based compensation	—	(61,987)
Accumulated other comprehensive loss	(1,353)	(1,759)
Accumulated deficit	(486,870)	(564,433)
Total shareholders’ equity	3,136,826	3,007,225
Total liabilities and shareholders’ equity	$3,604,108	$3,504,506

(1) See Note 1 – Restatement of Consolidated Financial Statements

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended
	April 29, 2006	April 30, 2005
	(restated) (1)	(restated) (1)
Net revenue	$521,196	$364,770
Operating costs and expenses:
Cost of goods sold	240,233	175,785
Research and development and other	129,228	77,950
Selling and marketing	38,862	22,022
General and administrative	18,558	9,568
Amortization of acquired intangible assets	17,351	19,759
Total operating costs and expenses	444,232	305,084
Operating income	76,964	59,686
Interest and other income, net	7,616	3,612
Income before income taxes	84,580	63,298
Provision for income taxes	15,863	9,351
Income before change in accounting principle	68,717	53,947
Cumulative effect of change in accounting principle, net of tax effect	8,846	—
Net income	$77,563	$53,947
Basic income per share:
Income before change in accounting principle	$0.24	$0.19
Cumulative effect of change in accounting principle, net of tax effect	0.03	—
Basic net income per share	$0.27	$0.19
Shares used in basic per share computation	291,851	278,793
Diluted income per share:
Income before change in accounting principle	$0.21	$0.17
Cumulative effect of change in accounting principle, net of tax effect	0.03	—
Diluted net income per share	$0.24	$0.17
Shares used in diluted per share computation	319,758	310,695

(1) See Note 1 – Restatement of Consolidated Financial Statements

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 29, 2006	April 30, 2005
	(restated) (1)	(restated) (1)
Cash flows from operating activities:
Net income	$77,563	$53,947
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	(8,846)	—
Depreciation and amortization	15,615	13,431
Stock-based compensation	48,762	9,590
Amortization of acquired intangible assets	17,351	19,759
Excess tax benefits from stock-based compensation	(697)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(48,372)	(4,189)
Inventories	8,729	15,664
Prepaid expenses and other assets	(25,799)	(43,800)
Accounts payable	(45,868)	(7,428)
Accrued liabilities and other	2,500	763
Accrued employee compensation	(8,222)	506
Income taxes payable	15,100	8,086
Deferred income	(1,133)	2,575
Net cash provided by operating activities	46,683	68,904
Cash flows from investing activities:
Cash paid for acquisition	(24,008)	—
Purchases of short-term investments	(57,405)	(99,018)
Sales and maturities of short-term investments	238,124	48,051
Acquisition costs	(461)	—
Purchases of property and equipment	(28,948)	(18,395)
Net cash provided by (used in) investing activities	127,302	(69,362)
Cash flows from financing activities:
Proceeds from the issuance of common stock	10,904	20,119
Principal payments on capital lease obligations	(4,628)	(3,156)
Excess tax benefits from stock-based compensation	697	—
Net cash provided by financing activities	6,973	16,963
Net increase in cash and cash equivalents	180,958	16,505
Cash and cash equivalents at beginning of period	348,431	166,471
Cash and cash equivalents at end of period	$529,389	$182,976
Supplemental cash flows information:
Acquisition of property and equipment under capital lease obligations	$3,212	$3,862
Elimination of deferred stock-based compensation due to FAS 123R adoption	$61,987	$—

(1) See Note 1 – Restatement of Consolidated Financial Statements

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Restatement of Consolidated Financial Statements

Background

On about May 23, 2006, the Company’s Chief Executive Officer initiated a review of the Company’s past stock option granting practices.  Then on May 25, 2006, the Board appointed a committee, chaired by and consisting solely of an independent and disinterested member of the Audit Committee who had no prior involvement in the stock option process, to conduct the internal review of the Company’s historical stock option practices and related accounting matters.   This committee retained outside legal counsel at the time to assist with this internal review.  In June and July 2006, this committee identified various stock option grants as having been potentially selected with the benefit of hindsight.  During this time the Company was also named as a nominal defendant, and a number of the Company’s current and former directors and officers were named as defendants, in purported shareholder derivative actions.

During this time, the Company was informed that its outside legal counsel at the time could not represent both the independent committee and the Company, particularly if that independent committee was going to evaluate and address matters raised by the derivative actions. The Company’s Board met on July 19, 2006 and appointed a successor special committee, titled the Special Committee Regarding Derivative Litigation, to assume responsibility for the stock option review and to evaluate and address matters raised by the derivative action (the “Special Committee”).  The same independent director continued as the sole member of the Special Committee and, after consideration of a number of firms, selected new, independent counsel to represent the Special Committee.  The Special Committee subsequently retained a second independent law firm (collectively “Independent Counsel”).  Independent Counsel retained forensic accounting experts to assist in the internal review.

The Special Committee reported its preliminary findings on quantitative issues to the Audit Committee and the Board on September 28, 2006.  Based on the report of the Special Committee, and upon the recommendation of management and the Audit Committee, the Board concluded on October 2, 2006, that the Company would need to restate historical financial statements to record additional non-cash charges for stock-based compensation expense related to past option grants and that the historical financial statements and all earnings press releases and similar communications issued by the Company relating to periods beginning on or after its initial public offering in June 2000 should no longer be relied upon.  The Company reported these conclusions in a current report on Form 8-K filed on the same day.

On February 7, 2007, the former General Counsel of the U.S. subsidiary, Marvell Semiconductor, Inc. (“MSI”), who was a subject of the internal review, raised allegations regarding the independence of the sole member of the Special Committee.  The Audit Committee thereafter formed a subcommittee consisting of the Chairman of the Audit Committee to investigate the matter.  The subcommittee appointed a former federal judge to serve as independent reviewer for the subcommittee who in turn retained independent counsel.  Although the independent reviewer made no findings as to the truth of the allegations themselves and expressed substantial doubt regarding the credibility of the allegations, he nevertheless concluded that the independent director should step down from the Special Committee to ensure compliance with the stringent independence standards developed by courts reviewing the independence of special litigation committees formed to assess the merits of shareholder derivative litigation.  The subcommittee also found that the General Counsel violated the Company’s Code of Ethics and Business Conduct for not reporting the allegations timely.  The subcommittee accepted the findings of the independent reviewer.  The Company has since terminated the General Counsel for the violation.  On March 30, 2007, the independent director resigned from the Special Committee and the Board appointed two independent non-director members to the Special Committee to continue the review of the Company’s historical stock option practices and related accounting matters, which action is permitted under the Company’s bye-laws.  As a result, the Special Committee thereafter consisted of two non-directors.

On April 27, 2007, the Special Committee reported its findings to the Board of Directors and to the Implementation Committee, which consists of three independent members of the Board.  The Implementation Committee was formed by the Board on April 26, 2007 to make such decisions and take such action as the committee determines to be appropriate in light of the Special Committee’s findings and recommendations.  On May 8, 2007, the Company disclosed on Form 8-K the completion of the independent review.

Findings of the Special Committee

From the Company’s initial public offering through June 9, 2006 (the “Relevant Period”), option grants awarded to employees who were not then executive officers, as defined in Section 16 of the Securities Exchange Act of 1934, as amended (“Section 16 Officers”), were awarded either by the Board of Directors or the Stock Option Committee of the Board. The Stock Option Committee was formed by the Board of Directors in December 2000 and consisted of the Chief Executive Officer and the former Executive Vice President and Chief Operating Officer.  Pursuant to authority delegated by the Board of Directors under Marvell’s 1995 Stock Option Plan, the Stock Option Committee was empowered to act jointly.  The Stock Option Committee awarded all grants to non-executives employees after its formation until June 9, 2006.

The Special Committee concluded that only one member of the Stock Option Committee was actively involved in the grant approval process.  Of the 59 minutes of meetings of the Stock Option Committee, all of which were prepared by or under the direction of the former General Counsel of MSI, only the first set of minutes were separately prepared for each member’s signature and signed by each of them; subsequently the minutes were only prepared for one member to sign and only one member signed those minutes.  Additionally, the Special Committee determined that the Stock Option Committee conducted no meetings with respect to option grants and that minutes reflecting such meetings were false.

The Special Committee determined that in a substantial number of instances grant dates were chosen by management with the benefit of hindsight, so as to provide exercise prices lower than the fair market value on the actual measurement date.

In addition to the foregoing, the review determined that false employee-related paperwork was employed to reflect start dates that preceded the actual first day of employment, and to reflect secondary grant authorizations as if they occurred on dates prior to the original grant date, which facilitated giving the employees favorable prices.

From the Company’s initial public offering in June 2000 through February 28, 2002, grants to its former Chief Financial Officer were awarded only by the Stock Option Committee.  The Stock Option Committee was not advised that it lacked the authority to make such awards.  Furthermore, the first award made to its former Chief Financial Officer by the Executive Compensation Committee dated October 16, 2002 was backdated and the Special Committee found that the former General Counsel misled the Executive Compensation Committee with respect to the facts and circumstances surrounding the grant, including the grant date.

During the Relevant Period, option grants to Section 16 Officers and members of the Board of Directors were approved by the Board of Directors or the Executive Compensation Committee or made pursuant to the Automatic Director Grant Program under the 1997 Director’s Stock Option Plan.  In the absence of a meeting, grant approvals by the Executive Compensation Committee were documented via written consents, which were dated “as of” a specified date but signed at a later time.  The Executive Compensation Committee comprised three to four independent members of the Board over the Relevant Period.  The Special Committee found that current board members who had served or are serving on the Executive Compensation Committee had not engaged in impropriety or intentional backdating with the benefit of hindsight.

The Special Committee found evidence of recommendations made by representatives of Human Resources and Finance and our external auditors between 2000 and 2004 to grant options on fixed grant dates   In August 2004, the Company implemented revisions to the Company’s stock option grant processes and procedures for new hire and secondary grants that generally followed a fixed grant date schedule.

For the period from the Company’s initial public offering in June 2000 through June 2006, the Special Committee found a systemic failure in controls over the stock option process, and that corporate documents, including the Company’s SEC filings on Form 10-K and Form 10-Q and proxy statements, were false in relation to the accounting and related disclosure covering stock option matters.

The Special Committee found that certain individuals had varying degrees of responsibility for the lack of controls and the inappropriate grant practices. As to the following individuals, the Special Committee concluded among other things:

Matthew Gloss, MSI’s corporate counsel from April 2000 until February 2001 and thereafter its Vice President and subsequently, General Counsel until his termination in March 2007, failed to properly advise upper management, including Dr. Sutardja and Ms. Dai, about their responsibilities and duties regarding stock options and other financial filings. The minutes of the Stock Option Committee were prepared by or at the direction of Matthew Gloss.  Mr. Gloss was also found to have misled the Executive Compensation Committee by creating false minutes and unanimous written consents, including in one instance adding or directing the addition of a grant date to a unanimous written consent after that unanimous written consent was executed, or by creating minutes that were incomplete, inaccurate or misleading.  He also failed to establish proper controls over the stock option process despite being on notice of various control problems.

George A. Hervey, the Company’s Vice President and Chief Financial Officer throughout the Relevant Period until his resignation in May 2007, failed to properly advise upper management, including Dr. Sutardja and Ms. Dai, about their responsibilities and duties regarding stock options and other financial filings.  Mr. Hervey also was found to have been aware of awarding options to two employees prior to their start date.  He also failed to establish a system of proper controls despite being on notice of repeated concerns raised by others regarding the stock option process. He signed inaccurate external documents, including the Company’s SEC filings and financial statements.

Weili Dai, the Company’s former Board member, who served as Executive Vice President and General Manager of the Communications Business Group from 1999 to April 2006 and thereafter also as Chief Operating Officer until she resigned from such positions in May 2007, played a central role in all Stock Option Committee grants. Ms. Dai participated in the selection of grant dates with the benefit of hindsight and signed false minutes and other employee related corporate documents.  The Special Committee also found that she failed to establish proper internal controls and failed to exercise proper review and inquiry as an officer. Certain individuals involved in the process said that they did not feel able to provide her with frank advice. She signed inaccurate external documents, including 10-K’s and proxy statements.  She did not personally benefit from any of the grants she approved.

Dr. Sehat Sutardja, the Company’s Chairman of the Board, President and Chief Executive Officer, was found to have had a limited role in the stock option process and to have participated in only a few instances in awards with incorrect measurement dates with respect to which he had received no or inadequate advice.  He signed inaccurate external documents, including the Company’s SEC filings, financial statements, and proxy statements.  The Special Committee found that he failed to establish proper internal controls and that certain individuals involved in the process to some extent did not feel able to provide him with frank advice.  He did not personally benefit from any of the grants he approved.

Remediation

With respect to the following employees, the Special Committee made recommendations, and Marvell’s Implementation Committee has implemented or is in the process of implementing the following remedial steps:

The Company accepted the resignation of George A. Hervey on May 2, 2007.  All unvested stock options previously awarded to him were cancelled.

The Implementation Committee of our Board of Directors determined, contrary to the recommendation of the Special Committee, that Ms. Dai has no continuing role with the Company, that retaining the services of Ms. Dai in a substantially reduced capacity as Director of Strategic Marketing and Business Development, an individual contributor in a non-managerial role, and under the auspices of the Implementation Committee better serves the interests of all shareholders. Ms. Dai will have no authority to undertake any decisions affecting internal controls or financial matters of the Company. The Implementation Committee will provide periodic compliance updates to the Board of Directors on Ms. Dai’s activities. Additionally, all of Ms. Dai’s outstanding options that were unvested as of May 6, 2007 have been cancelled and the exercisability of already vested options have been limited, notwithstanding her continued employment.

Dr. Sehat Sutardja will remain as President and Chief Executive Officer and as a member of the Board, but will step down as Chairman of the Board in favor of a non-executive Chairman. Dr. Sutardja agreed to reduce the number of shares received in his December 26, 2003 option grant by 500,000 pre-split shares (2,000,000 post-split shares), which is the amount of underlying shares mistakenly awarded by the Executive Compensation Committee in excess of that authorized under the applicable stock option plan.

In April 2007, the Stock Option Committee was formally dissolved; however, it ceased to function during June 2006 and has granted no options since that time.  Currently, the Executive Compensation Committee, comprising two independent Board members, holds periodic meetings to approve equity award grants.  The process requires that any proposed equity awards be reviewed in advance by the Human Resources, Legal, Finance and Internal Audit Departments, and requires communication of the details of proposed equity awards to committee members prior to each monthly meeting, as well as awarding recipients promptly after the meeting. Equity awards are priced and valued based upon the closing price of the Company’s common stock on the date of the meeting. Decisions of the committee meeting are documented by minutes.  Additionally, the Executive Compensation Committee adopted a policy regarding the granting of equity-based compensation awards.  Following the Special Committee’s recommendations, the Company is conducting a search for a new Chief Operating Officer, Chief Financial Officer, General Counsel and Vice President of Compliance.  Additionally, the Board’s Governance Committee is conducting a search for three new independent directors to fill existing vacancies.  One of these independent directors will succeed Dr. Sutardja as Chairman of the Board.

Pre-tax Financial Impact of the Equity Award Review

Approximately 74% of shares granted during the Relevant Period were backdated or resulted in additional accounting charges.  Of these re-measured grants, the stock prices on the original grant date were lower than the prices on the appropriate measurement dates for 97% of such shares.  Substantially all options granted (99% of shares granted during the Relevant Period) have been evaluated for appropriate re-measurement dates under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB25”).

The types of grant discrepancies uncovered by the internal review (by both the Special Committee and management) and the additional pre-tax stock-compensation expense arising from these adjustments, quantified under APB 25 for periods through fiscal 2006, are summarized as follows (in thousands):

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001 and prior
Board of Director Grants (a)	$1	$1	$—	$—	$—	$—	$—
Officer Grants (b)	19,577	6,317	12,023	836	270	127	4
Re-priced Officer Grants (c)	39,658	24,827	9,888	4,943	—	—	—
New Hire Grants – effective hire dates (d)	19,879	249	1,530	2,729	4,754	7,278	3,339
Other New Hire (e)	49,876	5,313	13,235	13,437	10,322	7,061	508
Secondary Grants (e)	18,165	2,360	3,713	3,016	4,432	3,975	669
Re-priced New Hire Grants (f)	100,575	49,798	23,727	25,254	(1,885)	3,681	—
Evergreen Grants (g)	60,838	9,870	11,082	12,634	17,911	9,312	29
Non-employee Grants * (h)	8,800	121	486	1,166	(264)	1,884	5,407
Termination related charges (i)	10,006	—	—	—	—	—	10,006
	$327,375	$98,856	$75,684	$64,015	$35,540	$33,318	$19,962

*The restated financial statements include charges for non-employee grants of $1,062,000 for fiscal 2000, $139,000 for fiscal 1999, $41,000 for fiscal 1998, $12,000 for fiscal 1997 and $1,000 for fiscal 1996.

(a)       Board of Director Grants:  Non-employee directors receive initial and annual grants in their capacity as directors.  A grant of 24,000 shares to a non-employee director, issued on an annual general meeting date in accordance with the terms of his appointment letter, was outside the 1997 Directors’ Stock Option Plan and therefore required approval from the Board.  The Board approval was obtained at a later date.   For accounting purposes, the grant was re-measured based on the Company’s stock price at the date of the Board’s ratification.

In December 2006, the terms of this option were reformed to reflect the revised stock option exercise price.

(b)       Officer Grants:  During the Relevant Period, the Company granted options on 13 different dates (including the Re-Priced Officer Grants) to the then-Section 16 Officers — Dr. Sehat Sutardja, Weili Dai, Dr. Pantas Sutardja and George Hervey.  The Company recorded additional compensation costs for one grant on December 26, 2003 (which represented 75% of options granted) for three of the officers who were also founders of the Company (“Founder Officers”) and six grants (which represented 96% of options granted) for George Hervey.  For accounting purposes, the grant of 12,640,000 shares to the Founder Officers was re-measured based on the stock price at the date the Executive Compensation Committee meeting occurred to approve the grants.  Grants to George Hervey totaling 1,279,892 shares of options originally priced at the “as of” dates of the written consents have been re-measured to the last documented date of approval received from members of the Executive Compensation Committee.

In December 2006, the terms of the options deemed to have been issued at a discount were reformed to reflect the revised stock option exercise prices for all affected Section 16 Officer grants.  Of these 5.4 million reformed options, the Company received from the Officers the incremental exercise prices for the portion of these options which had previously been exercised totaling $9.6 million. The reformation of these options did not result in incremental compensation cost in the fourth quarter of fiscal 2007.

The amounts above do not include $7.5 million in unrecognized stock-based compensation that will be recorded in the second quarter of fiscal 2008 in connection with the cancellation of certain officer grants to Dr. Sehat Sutardja and Weili Dai.

(c)        Re-priced Officer Grants:  The minutes of the May 22, 2002 Executive Compensation Committee meeting reflect the Executive Compensation Committee’s approval of a grant to the Founder Officers totaling 1.6 million shares, to be effective on the execution of a unanimous written consent. In June 2002, the Executive Compensation Committee members executed a unanimous written consent dated June 6, 2002 and effective as of May 22, 2002. The Special Committee found that on September 10, 2002 after the former General Counsel had a discussion with two of the Founder Officers who indicated that the setting of the price as of May 22, 2002 was inaccurate, the grant was repriced to the fair market value on June 6, 2002.  The Special Committee further found that the former General Counsel had misled the Executive Compensation Committee as to the reasons for the change.  The Special Committe further found that the amendment was falsely characterized as a documentation error rather than a grant modification.  While the affected options were not considered to be issued at a discount on the date of the modification, these shares were subject to variable accounting until the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) at the beginning of fiscal 2007.

(d)       New Hire Grants – effective hire dates:  The internal review identified 4,669,200 options to 30 new hire recipients which required revision to reflect a later date.  In all cases, the stock price on the original grant date was lower than the price on the appropriate measurement date.  For accounting purposes, the new hire start dates had to be reconstructed through payroll records and evaluated to determine appropriate re-measurement dates.

(e)        Other New Hire and Secondary Grants: In addition to grants issued to new hires at the commencement of their employment, the Company occasionally issues secondary grants to employees for outstanding performance, retention or other discretionary reasons outside of the annual performance review cycle.  During the Relevant Period, the Company granted new hire and secondary options on 86 different dates, excluding assumption of acquisition-related options.  These dates included grants made from August 2004 onwards when a fixed grant date schedule was set on the first Friday of each month. As a result of the internal review, the Company recorded additional compensation costs for grants relating to 37 different grant dates, impacting approximately two-thirds of the new hire and secondary grants (totaling 48,708,478 options).  The original grant date with respect to such grants preceded the appropriate measurement date and in substantially all instances, the stock price on the former date was lower than the price on the appropriate measurement date.  Generally, the terms of new hire grants, except for their exercise prices, are stated in employee offer letters which are acknowledged by employees.  For new hire grants, re-measurement dates were determined based on the first instance when the Stock Option Committee grant date was picked.  For secondary grants, as there was no other reliable documentation available to support the measurement date, the Company applied the date the grant was submitted to stock administration for processing, which typically indicated the conclusion of the grant process.  The last date of submission was used unless the submitted change was proven to be purely administrative in nature and unrelated to the terms of the grant.  Absent such submission documentation, the Company used the date the grant entry was created in the option database, as this was the most objectively verifiable date when the terms of the grant were known, in accordance with the SEC Chief Accountant’s letter issued on September 19, 2006, outlining the SEC staff’s interpretation of specific accounting guidance for registrants under APB 25.

(f)           Re-priced New Hire Grants: Of the new hire grants in the Relevant Period, grant prices were re-set for a segment of grants on three grant dates.  Consequently, affected awards totaling 6,224,200 options were subject to variable accounting until the Company’s adoption of SFAS 123R.  The re-pricing resulted from the Stock Option Committee’s originally designated grant date being modified to a later grant date.

(g)       Evergreen Grants:  During the Relevant Period, there were eight Evergreen grant dates.  Substantially all employees are entitled to these grants for retention purposes.  There were two Evergreen grant dates in both fiscal 2003 and 2004.  There was evidence of amendments to the recipients and/or the number of options subsequent to the original grant date.  In all cases, the definitive lists of award recipients could not be reasonably determined until after the original grant date, impacting 54,702,828 options.  Consequently, all Evergreen grants were re-measured on subsequent dates when the granting process was considered to be finalized.  For purposes of the restatement, the Company used the date the grant was submitted to stock administration for processing, which typically indicated the conclusion of the grant process.  The last date of submission was used unless the submitted change was proven to be purely administrative in nature and unrelated to the terms of the grant.  Absent this supporting documentation, the date the grant entry was created in the option database was used.  In substantially all instances, the stock price on the former date was lower than the price on the appropriate measurement date.  The last Evergreen grant (totaling 7,215,056 options) occurred during fiscal 2007 and the effects on the restatement were included in the restated fair value of the affected grants under SFAS 123R, increasing the grant date fair value of affected options by $0.31 per share.

(h)       Non-employee Grants:  Since the inception of the Company, 3,819,000 options were granted to 13 recipients who were not employees or directors of the Company.  These grants were erroneously accounted for under APB 25 as if they had been made to employees. Of these, four recipients that were granted a total of 1,483,000 options subsequently became employees or directors of the Company.  As a result, the affected awards were accounted for as non-employee grants under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which resulted in the application of variable accounting on these options until exercised or cancelled.  Options held by consultants who became employees or directors of the Company have been accounted for under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, which addresses a change in grantee status.

(i)          Termination-related charges:  With respect to option grants to an employee, the post-service exercise period for 605,332 vested stock options was effectively extended by an unpaid leave of absence arrangement which appears to have lacked substance.   The Company applied APB 25 as if the leave of absence arrangement was a constructive modification extending the exercise period of vested awards. The Company recorded $10.0 million in additional deferred compensation charges in fiscal 2001.

Notwithstanding the foregoing, the lack of conclusive evidence in the case of certain grants required management to apply significant judgment in establishing revised measurement dates.  The Company determined that the total cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates under APB 25 was $327.4 million for periods through fiscal 2006.  There was no impact on revenue.  The Company adopted SFAS 123R at the beginning of fiscal 2007.  As a result of the above adjustments, and after revisions to the SFAS 123R fair value assumptions, the pre-tax, non-cash, stock-based compensation expense in the first quarter of fiscal 2007 increased by $4.2 million to $48.8 million.

Tax Impact of the Equity Award Review and other

The majority of the additional $327.4 million stock option compensation is expensed on the financial statements of the entities located in tax jurisdictions having a lower tax rate than that of the U.S. The tax benefits associated with all but $12.0 million of the $327.4 million total expense is recorded in Bermuda at zero percent tax rate. The $12.0 million of compensation expense and associated tax benefits have resulted in a cumulative deferred tax asset of $2.5 million as of January 28, 2006 and a deferred provision benefit of $4.8 million. The tax impact of the adjustments arising from the equity award review is summarized as follows (in thousands):

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001
Operating costs and expenses - Payroll tax* (a)	$7,628	$4,384	$2,306	$921	$17	$—	$—
Provision for income tax – Deferred Income Tax Benefit (b)	(4,806)	(1,822)	(1,150)	(1,170)	(405)	(259)	—
Provision for income tax – Section 162(m) and utilization of deferred tax assets** (c)	27,206	27,206	—	—	—	—	—
Tax impact of the equity award review	$30,028	$29,768	$1,156	$(249)	$(388)	$(259)	$—
Reduction to deferred tax asset for exemption benefit (d)	$5,275	$3,249	$2,026	—	—	—	—

*              $3.0 million of additional employer and employee withholding taxes relating to exercises of affected opinions, including penalty and interest, and $24.2 million of Section 409A expenses of employees, including penalties and interest was also recorded in fiscal 2007.

**         $4.9 million of penalty and interest associated with Section 162(m) liability was also recorded in fiscal 2007.

(a)      Payroll Tax -  The revised measurement dates for certain stock options as discussed in this filing may result in adverse federal and state tax consequences to holders of those options under IRC Section 409A which was enacted in 2004 to impose certain restrictions on deferred compensation arrangements.  The adverse tax consequences are that Section 409A may subject the option holder of the re-measured retroactively priced stock options to a penalty tax and interest on the exercise of the options vesting after December 31, 2004.  In addition to similar penalty taxes and interest under California and other state income tax laws upon the exercise of the option grant will apply.

•                  Exercised options.  The option grants had been originally issued as incentive stock options.  Due to the re-measurement caused by the re-pricing, they have become non-statutory stock options.  The Company has accrued employment taxes for the exercise in each of the years due to the conversion of the options from incentive to non-statutory.   Included in the restated results through fiscal 2006 are additional employer and employee withholding taxes relating to exercises of affected options totaling $7.6 million, including penalties and interest.  The amounts represent additional compensation expense and have been classified in their respective functional categories.   On a calendar year basis the amounts total:  calendar 2003 of $0.8 million, calendar 2004 of $1.9 million, calendar 2005 of $3.7 million, and calendar 2006 of $4.2 million.   The above table reflects the amounts on a fiscal year basis.   The full amount of compensation, taxes, interest and penalties has been accrued as reflected above as well as in fiscal 2007.  The total amount accrued through fiscal 2007 is $10.6 million.

•                  Section 409A

The Company has informed employees who exercised options in 2006 that any additional tax costs accruing to such employees from Section 409A, ISO disqualification, and employment taxes will be reimbursed by the company and grossed up.  For the Section 409A affected options exercised during calendar year 2006, the IRS issued guidelines that would allow employers to enter into a global settlement of Section 409A issues on behalf of their employees.  California and other states have offered a similar program.  This liability does not appear in the above table, but has been accrued in fiscal year 2007 as explained in the remainder of this section.

Because all holders of re-measured stock options generally were not involved in or aware of the retroactive pricing, the Board of Directors approved our plan to deal with the adverse tax consequences that may be incurred by the holders of the re-measured options in the fourth quarter of fiscal

2007.  Therefore, the Company recorded in the last quarter of fiscal 2007 Section 409A expenses for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million, including estimated penalties and interest.  The amount represents additional compensation expense and has been classified in the respective functional categories.  The Company has sent timely notices to the IRS and the California Franchise Tax Board that it has elected to participate in these programs.

•                  Unexercised options. The IRS has provided taxpayers with the following two ways of correcting unexercised discounted stock options: 1) setting a fixed exercise date; or 2) increasing the exercise price of the option up to the fair market price on the date of grant. The Company is actively evaluating these options.  The discount associated with unexercised stock options outstanding as of January 27, 2007 amounted to $51.7 million.  The company has not determined the tax consequences associated with these potential future remedies.

(b)       Deferred Tax Asset for Stock Based Compensation:  The Company recorded adjustments for the creation of additional deferred tax asset for stock based compensation that is deductible at later periods for U.S. income tax purposes on its balance sheets for year end dates of each of fiscal 2002 through fiscal 2006.  As a result, additional benefits for income tax arising from stock based compensation were recognized in fiscal 2006 of $1.8 million, fiscal 2005 of $1.1 million, fiscal 2004 of $1.2 million, fiscal 2003 of $0.4 million and fiscal 2002 of $0.3 million.  The total gross stock based compensation cost that results in a deferred tax benefit is $12.0 million of the total expense of $327.4 million.

In addition, the Company evaluated the impact of the restatement on its global tax provision.  The Company and its subsidiaries file tax returns in multiple tax jurisdictions around the world.  In the U.S. jurisdiction one of the company’s subsidiaries claims a tax deduction relative to stock options with regard to the U.S. distributor business.   In accordance with FAS 123R for this jurisdiction where the deduction is claimed during fiscal 2007, the Company has recorded a deferred tax asset totaling $3.5 million at January 27, 2007, to reflect future tax deductions to the extent the company believes such asset is recoverable.

(c)        Income Tax - Section 162(m) and utilization of deferred tax assets:  The Company has accrued for the current and deferred tax impact of $104.5 million of non-deductible officer compensation related to Internal Revenue Code Section 162(m) (“Section 162(m)”)in fiscal 2006. Section 162(m) limits the deductibility of compensation in excess of one million dollars, but exempts stock option compensation where the option was issued at fair market value on the date of grant. The Company has determined that $104.5 million of executive compensation in fiscal 2006 does not meet the exclusion criteria under Section 162(m), under existing IRS interpretations, and have therefore accrued $21.8 million of current tax expense and $5.4 million of deferred tax expense associated with the utilization of net operating losses. The Company has accrued the penalty and interest totaling $4.9 million associated with this liability in fiscal 2007.

(d)       Other:  The Company recorded adjustments to correct an overstatement of deferred tax asset related to the Singapore entity.  The original deferred tax asset had not reflected the benefit of the Pioneer status of this entity.

Accumulated Deficit Impact of Equity Award Review and Other Tax Adjustments

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings.  The consolidated financial statements for periods through fiscal 2006 included in previously filed periodic reports with the SEC for such periods have not been amended.  The consolidated financial statements, included in this Form 10-Q, have been restated as follows (in thousands):

	Stock-based compensation expense	Estimated additional payroll tax expense	Additional deferred income tax benefit	Additional deferred income tax provision	Section 162(m) and utilization of deferred tax assets	Cumulative effect of change in accounting principle, net of tax effect	Total Adjustments, net of tax
Fiscal 2000 and prior*	$1,255	$—	$—	$—	$—	$—	$1,255
Fiscal 2001	18,707	—	—	—	—	—	18,707
Fiscal 2002	33,318	—	(259)	—	—	—	33,059
Fiscal 2003	35,540	17	(405)	—	—	—	35,152
Fiscal 2004	64,015	921	(1,170)	—	—	—	63,766
Cumulative effect at January 31, 2004	152,835	938	(1,834)	—	—	—	151,939

	Net income as reported								Net income as restated
Fiscal 2005	$141,661	75,684	2,306	(1,150)	2,026	—	—	78,866	$62,795
Fiscal 2006:
Three months ended April 30, 2005		8,719	866	—	—	—	—	9,585
Three months ended July 30, 2005		29,120	1,083	—	—	—	—	30,203
Three months ended October 29, 2005		9,102	589	—	—	—	—	9,691
Three months ended January 28, 2006		51,915	1,846	(1,822)	3,249	27,206	—	82,394
Total for Fiscal 2006	331,363	98,856	4,384	(1,822)	3,249	27,206	—	131,873	199,490
Cumulative effect at January 28, 2006		327,375	7,628	(4,806)	5,275	27,206	—	362,678
Three months ended April 29, 2006	75,297	4,225	2,170	(3,325)	—	3,510	(8,846)	(2,266)	77,563
Cumulative effect at April 29, 2006		$331,600	$9,798	$(8,131)	$5,275	$30,716	$(8,846)	$360,412

*                Comprised $1,062,000 for fiscal 2000, $139,000 for fiscal 1999, $41,000 for fiscal 1998, $12,000 for fiscal 1997 and $1,000 for fiscal 1996.

The restatement adjustments increased previously reported basic net income per share by $0.48 and $0.28 for fiscal 2006 and 2005, respectively and diluted net income per share by $0.40 and $0.26 for fiscal 2006 and fiscal 2005, respectively.

Cashflows Impact of Equity Award Review

The additional payable for payroll taxes associated with these stock option grants of approximately $10.6 million, additional Section 409A expenses for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million, and Section 162(m) liabilities of $26.5 million for cumulative period from fiscal 2001 through 2007, represents future cash outflow totaling $61.3 million.

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Statement of Operations for the first quarter of fiscal 2007 and 2006:

	Quarter Ended April 29, 2006				Quarter Ended April 30, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Net revenue	$521,196	$—		$521,196	$364,770	$—		$364,770
Operating costs and expenses:
Cost of goods sold	240,664	(431	)A	240,233	175,251	534	C	175,785
Research and development	124,831	4,397	A	129,228	72,409	5,541	C	77,950
Selling and marketing	38,133	729	A	38,862	21,203	819	C	22,022
General and administrative	16,858	1,700	A	18,558	6,877	2,691	C	9,568
Amortization and write-off of goodwill and acquired intangible assets and other	17,351	—		17,351	19,759	—		19,759
Total operating costs and expenses	437,837	6,395		444,232	295,499	9,585		305,084
Operating income (loss)	83,359	(6,395)		76,964	69,271	(9,585)		59,686
Interest and other income, net	7,616	—		7,616	3,612	—		3,612
Income (loss) before income taxes	90,975	(6,395)		84,580	72,883	(9,585)		63,298
Provision (benefit) for income taxes	15,678	185	B	15,863	9,351	—		9,351
Income (loss) before change in accounting principle	75,297	(6,580)		68,717	63,532	(9,585)		53,947
Cumulative effect of change in accounting principle, net of tax effect	—	8,846	D	8,846	—	—		—
Net income (loss)	$75,297	$2,266		$77,563	$63,532	$(9,585)		$53,947
Basic income (loss) per share:
Income before change in accounting principle	$0.26	$0.02		$0.24	$0.23	$(0.04)		$0.19
Cumulative effect of change in accounting principle	—	0.03		0.03	—	—		—
Basic net income per share	$0.26			$0.27	$0.23			$0.19
Shares used in basic per share computation	291,851			291,851	278,793			278,793
Diluted income (loss) per share:
Income before change in accounting principle	$0.23	$(0.02)		$0.21	$0.20	$(0.03)		$0.17
Cumulative effect of change in accounting principle	—	0.03		0.03	—	—		—
Diluted net income per share	$0.23			$0.24	$0.20			$0.17
Shares used in diluted per share computation	320,415			319,758	310,736			310,695

A.          Adjustments for stock-based compensation expense under SFAS 123R for the impact of remeasured grants and the effect of revisions to fair value assumptions, and additional payroll tax expenses.

B.            Accural of penalty and interest associated with Section 162(m), net of adjustments to provision for income taxes arising from stock option exercises.

C.            Adjustments for additional stock-based compensation expense pursuant to APB 25 and reclassification of previously reported stock-based compensation expenses to the respective functional cost and expense line items.

D.           Adjustments for the cumulative effect of change in accounting principle related to estimating forfeitures in the adoption of  SFAS 123R.

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Balance Sheets as of April 29, 2006 and January 28, 2006:

	April 29, 2006				January 28, 2006
	As				As
	Previously			As	Previously			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$529,389	$—		$529,389	$348,431	$—		$348,431
Short-term investments	392,021	—		392,021	572,591	—		572,591
Accounts receivable, net of allowance	293,536	—		293,536	245,164	—		245,164
Inventories	204,839	715	D	205,554	211,374	—		211,374
Prepaid expenses and other current assets	116,854	—		116,854	104,307	—		104,307
Deferred income taxes	18,007	(14,062	)B	3,945	18,007	(14,062	)B	3,945
Total current assets	1,554,646	(13,347)		1,541,299	1,499,874	(14,062)		1,485,812
Property and equipment, net	279,398	—		279,398	260,921	—		260,921
Goodwill	1,558,209	—		1,558,209	1,558,209	—		1,558,209
Acquired intangible assets, net	125,379	—		125,379	111,973	—		111,973
Other non-current assets	94,544	5,279	B	99,823	82,312	5,279	B	87,591
Total assets	$3,612,176	$(8,068)		$3,604,108	$3,513,289	$(8,783)		$3,504,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,738	$—		$150,738	$196,606	$—		$196,606
Accrued liabilities	44,482	—		44,482	34,905	—		34,905
Accrued employee compensation	41,158	9,798	C	50,956	51,549	7,628	C	59,177
Income taxes payable	3,296	24,551	B	27,847	3,352	21,042	B	24,394
Deferred income	28,640	—		28,640	29,773	—		29,773
Current portion of capital lease obligations	17,032	—		17,032	16,563	—		16,563
Total current liabilities	285,346	34,349		319,695	332,748	28,670		361,418
Capital lease obligations, net of current portion	22,561	—		22,561	24,447	—		24,447
Non-current income taxes payable	100,097	(1,906	)B	98,191	85,126	1,419	B	86,545
Other long-term liabilities	26,835	—		26,835	24,871	—		24,871
Total liabilities	434,839	32,443		467,282	467,192	30,089		497,281
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—		—	—	—		—
Common stock, $0.002 par value; 492,000 shares authorized; 292,381 shares issued and outstanding	585	—		585	583	—		583
Additional paid-in capital	3,304,563	319,901	A	3,624,464	3,250,169	384,652	A	3,634,821
Deferred stock-based compensation	—	—		—	(1,141)	(60,846	)A	(61,987)
Accumulated other comprehensive loss	(1,353)	—		(1,353)	(1,759)	—		(1,759)
Accumulated deficit	(126,458)	(360,412	)E	(486,870)	(201,755)	(362,678	)E	(564,433)
Total shareholders’ equity	3,177,337	(40,511)		3,136,826	3,046,097	(38,872)		3,007,225
Total liabilities and shareholders’ equity	$3,612,176	$(8,068)		$3,604,108	$3,513,289	$(8,783)		$3,504,506

A.            Adjustments for additional stock-based compensation expense pursuant to APB 25, net of tax benefit from employee stock transactions and cumulative effect of change in accounting principle related to estimating preferrences in the adoption of SFAS 125R.

B.              Adjustments to deferred tax assets arising from the stock-based compensation charge and annual of penalty and other assisted Section 162(m).

C.              Adjustments for additional payroll taxes.

D.             Adjustments to inventory arising from amount of stock-based compensation capitalized to inventory.

E.               Adjustments for additional stock-based compensation expense, payroll tax, deferred income tax benefit and cumulative effect of change in accounting principle.

The following tables present the impact of the financial statement adjustments on the previously reported Statements of Cash Flows for first quarter of fiscal 2007 and fiscal 2006:

	Three Months Ended April 29, 2006				Three Months Ended April 30, 2005
	As				As
	Previously			As	Previously			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated
	(In thousands)
Cash flows from operating activities:
Net income	$75,297	$2,266		$77,563	$63,532	$(9,585)		$53,947
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(8,846)		(8,846)	—	—		—
Depreciation and amortization	15,615	—		15,615	13,431	—		13,431
Stock-based compensation	44,536	4,225	A	48,761	871	8,719	A	9,590
Amortization of acquired intangible assets	17,351	—		17,351	19,759	—		19,759
Excess tax benefits from stock-based compensation	(697)	—		(697)	—	—		—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(48,372)	—		(48,372)	(4,189)	—		(4,189)
Inventories	8,729	—		8,729	15,664	—		15,664
Prepaid expenses and other assets	(25,799)	—		(25,799)	(43,800)	—		(43,800)
Accounts payable	(45,868)	—		(45,868)	(7,428)	—		(7,428)
Accrued liabilities and other	2,500	—		2,500	763	—		763
Accrued employee compensation	(10,391)	2,170	B	(8,221)	(360)	866	B	506
Income taxes payable	14,915	185	C	15,100	8,086	—		8,086
Deferred income	(1,133)	—		(1,133)	2,575	—		2,575
Net cash provided by operating activities	46,683	—		46,683	68,904	—		68,904
Cash flows from investing activities:
Cash paid for acquisition	(24,008)	—		(24,008)	—	—		—
Purchases of short-term investments	(57,405)	—		(57,405)	(99,018)	—		(99,018)
Sales and maturities of short-term investments	238,124	—		238,124	48,051	—		48,051
Acquisition costs	(461)	—		(461)	—	—		—
Purchases of property and equipment	(28,948)	—		(28,948)	(18,395)	—		(18,395)
Net cash provided by (used in) investing activities	127,302	—		127,302	(69,362)	—		(69,362)
Cash flows from financing activities:
Proceeds from the issuance of common stock	10,904	—		10,904	20,119	—		20,119
Principal payments on capital lease obligations	(4,628)	—		(4,628)	(3,156)	—		(3,156)
Excess tax benefits from stock-based compensation	697	—		697	—	—		—
Net cash provided by financing activities	6,973	—		6,973	16,963	—		16,963
Net increase (decrease) in cash and cash equivalents	180,958	—		180,958	16,505	—		16,505
Cash and cash equivalents at beginning of period	348,431	—		348,431	166,471	—		166,471
Cash and cash equivalents at end of period	$529,389	$—		$529,389	$182,976	$—		$182,976

A.            Adjustments for additional stock-based compensation expense pursuant to APB 25.

B.              Adjustments for additional payroll tax.

C.              Adjustments for income taxes payable.

Note 2. The Company and its Significant Accounting Policies

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

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2007 and 2006 comprised 52-weeks.

On February 21, 2006, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock split was subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2006 Annual General Meeting.  On June 9, 2006, shareholders at the Company’s 2006 Annual General Meeting approved an increase in the authorized share capital by 500 million shares of common stock.  Stock certificates representing one additional share for each share held were delivered on July 24, 2006 (payment date) to all shareholders of record at the close of business on July 10, 2006 (record date).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments except for the effects of the restatement as discussed in Note 1, necessary to fairly state the Company’s financial position as of April 29, 2006, the results of its operations for the three months ended April 29, 2006 and April 30, 2005, respectively and its cash flows for the three months ended April 29, 2006 and April 30, 2005, respectively. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 27, 2007, filed concurrently with this Form 10-Q. The results of operations for the three months ended April 29, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes, and contingencies.  In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted.  The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources.  Actual results may differ from these estimates.

Principles of consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company and its significant subsidiaries is the United States dollar.

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under this provision, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of the Company’s sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return and price protection is deferred until the distributors sell the product to end customers.  The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products.  The Company generally allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time it also may request a customer to accept a shipment of product before the original requested delivery date, in which case revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.  Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates.

The Company also enters into development agreements with some of its customers. Under these development agreements product revenue is recognized under the proportionate performance method.  Revenue is recognized as related costs to complete the contract are incurred. These costs are included in research and development expense.

The provisions of EITF Issue No. 00-21 apply to sales arrangements with multiple arrangements that include a combination of hardware, software and /or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Undelivered elements typically are software warranty and maintenance services.

In arrangements that include a combination of hardware and software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, the Company follows the guidance in EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” accounts for the entire arrangement as a sale of software and software-related items and follows the revenue recognition criteria in SOP No. 97-2, “Software Revenue Recognition,” and related interpretations.

Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed and determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

Research and development and other

Research and development and other costs consist primarily of $126.9 million and $76.8 million of research and development costs for the three month periods ended April 29, 2006 and April 30, 2005, respectively, excluding costs related to patent investigation and filings for the three month periods ended April 29, 2006 and April 30, 2005 which were $2.3 million  and $1.1 million  respectively. Research and development and other costs are expensed as incurred.

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

Stock-based compensation

Effective from January 29, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires the measurement and recognition of compensation expense for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on estimated fair values.  SFAS 123R supersedes previous accounting guidance under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and amends SFAS No.95, “Statement of Cash Flows.”  Under SFAS 123R, the benefits of tax deductions in excess of recognized compensation cost has to be reported as a financing cash flow, rather than as an operating cash flow.  This may reduce future net cash flows from operations and increase future net financing cash flows.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations.  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Prior to January 29, 2006, the Company accounted for its stock based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance, under the accelerated method of amortization.

The Company adopted SFAS 123R using the modified prospective method.  Under the modified prospective method, results of operations include compensation costs of unvested options granted prior to January 29, 2006, and options granted subsequent to that date.  For grants prior to January 29, 2006, the Company amortizes stock-based compensation expense under the accelerated method.  For grants from January 29, 2006, the Company amortizes stock-based compensation expense ratably over the vest term.

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS 123R resulted in a cumulative benefit from change in auditing principle of $8.8 million net of tax as of the year ended January 27, 2007, as restated, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to January 28, 2006.

As a result of the adoption of SFAS 123R, stock-based compensation increased from $9.6 million in the first quarter of fiscal 2006 to $48.8 million in the first quarter of fiscal 2007.  Stock-based compensation of $0.7 million was capitalized in inventory as of April 29, 2006.  There was no stock-based compensation cost included in inventory as of January 28, 2006.  In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  Prior to the adoption of SFAS 123R, the Company presented deferred compensation as a separate component of shareholders’ equity.  In accordance with the provisions of SFAS 123R, on January 29, 2006, unamortized deferred compensation totaling $62.0 million on that date was eliminated with a corresponding reduction in additional paid-in capital.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Note 3. Supplemental Financial Information

Available-for-sale investments (in thousands)

	April 29, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$28,375	$—	$(494)	$27,881
Auction rate securities	263,086	—	—	263,086
U.S. Federal, State, county and municipal debt securities	102,555	—	(1,501)	101,054
Short-term investments	$394,016	$—	$(1,995)	$392,021

	January 28, 2006
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

The contractual maturities of available-for-sale debt securities classified as short-term investments at April 29, 2006 are presented in the following table (in thousands):

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

	April 29, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$27,881	$(494)	$27,881	$(494)
U.S. Federal, State, county and municipal debt securities	—	—	101,054	(1,501)	101,054	(1,501)
Total temporarily impaired securities	$—	$—	$128,935	$(1,995)	$128,935	$(1,995)

	January 28, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$28,154	$(551)	$28,154	$(551)
U.S. Federal, State, county and municipal debt securities	4,998	(24)	100,824	(1,568)	105,822	(1,592)
Total temporarily impaired securities	$4,998	$(24)	$128,978	$(2,119)	$133,976	$(2,143)

Inventories (in thousands)

	April 29, 2006	January 28, 2006
Work-in-process	$102,641	$96,110
Finished goods	102,913	115,264
	$205,554	$211,374

Prepaid expenses and other current assets (in thousands)

	April 29, 2006	January 28, 2006
Prepayments for foundry capacity	$56,900	$62,120
Receivable from foundry	26,339	19,512
Other	33,615	22,675
	$116,854	$104,307

Property and equipment (in thousands)

	April 29,	January 28,
	2006	2006
Property and equipment:
Machinery and equipment	$155,722	$142,320
Computer software	112,785	108,032
Furniture and fixtures	11,526	10,588
Leasehold improvements	9,535	9,292
Buildings	8,727	8,727
Building improvements	25,768	24,747
Land	51,500	51,500
Construction in progress	68,106	56,311
	443,669	411,517
Less: Accumulated depreciation and amortization	(164,271)	(150,596)
	$279,398	$260,921

Intangible assets (in thousands)

	As of April 29, 2006			As of January 28, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$449,315	$(411,868)	$37,447	$437,415	$(400,980)	$36,435
Core technology	30,500	(4,428)	26,072	26,400	(2,031)	24,369
Trade name	100	(100)	—	100	(100)	—
Supply contract	900	(43)	857	—	—	—
Customer contracts	68,300	(7,297)	61,003	54,400	(3,231)	51,169
Total intangible assets	$549,115	$(423,736)	$125,379	$518,315	$(406,342)	$111,973

The increase in purchased intangible assets during the three months ended April 29, 2006 was from the acquisition of the semiconductor division of UTStarcom, Inc. (see Note 4).

Identified intangible assets consist of purchased technology, core technology, supply contract and customer contracts and related relationships. Purchased technology is amortized on a straight-line basis over its estimated useful life of one to five years.  Core technology is amortized on a straight-line basis over its estimated useful life of three to four years.  The supply contract is amortized on a straight-line basis over its estimated useful life of four years.  Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to five years. The aggregate amortization expense of identified intangible assets was $17.4 million in the first quarter of fiscal 2007 and $19.8 million in the first quarter of fiscal 2006.  The estimated total amortization expenses of acquired intangible assets is $45.4 million for the remaining nine months of fiscal 2007, $34.8 million for fiscal 2008, $29.5 million for 2009, $15.4 million for fiscal 2010 and $0.3 million for fiscal 2011.

Other long-term liabilities (in thousands)

	April 29, 2006	January 28, 2006

Long-term facilities consolidation charge	$2,713	$2,896
Accrued severance	14,778	13,083
Other	9,344	8,892
	$26,835	$24,871

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

	Three Months Ended
	April 29, 2006	April 30, 2005
	(restated)	(restated)
Numerator:
Income before change in accounting principle	$68,717	$53,947
Net income	$77,563	$53,947
Denominator:
Weighted average shares of common stock outstanding	291,851	278,793
Weighted average shares — basic	291,851	278,793
Effect of dilutive securities-
Warrants	894	803
Contingently issuable shares	—	409
Common stock options and other	27,013	30,690
Weighted average shares — diluted	319,758	310,695
Income before change in accounting principle
Basic	$0.24	$0.19
Diluted	$0.21	$0.17
Net income per share
Basic	$0.27	$0.19
Diluted	$0.24	$0.17

Options to purchase 6,396,325 common shares at a weighted average exercise price of $54.59 have been excluded from the computation of diluted net income per share for the three months ended April 29, 2006 based on the treasury stock method calculation.  Options to purchase 1,255,730 common shares at a weighted average exercise price of $36.21 have been excluded from the computation of diluted net income per share for the three months ended April 30, 2005 based on the treasury stock method calculation.

Comprehensive income (in thousands)

	Three Months Ended
	April 29, 2006	April 30, 2005
	(restated)	(restated)
Net income	$77,563	$53,947
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments and other, net of tax	406	(730)
Total comprehensive income	$77,969	$53,217

Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

Note 4. Acquisitions

The Company acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation (“QLogic Business”) during the third quarter of fiscal 2006 and the semiconductor division of UTStarcom, Inc (“UTStarcom Business”) in the first quarter of fiscal 2007.

QLogic Business

The Company acquired the QLogic Business on November 4, 2005. The QLogic Business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives.  The QLogic Business provides controller chip products which the Company believes will be able to provide complementary products to its customers in the hard disk market while improving its ability to address the overall data storage market. These factors contributed to a purchase price that was in excess of the fair value of the QLogic Business net tangible and intangible assets acquired.  The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

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

The purchase price of the QLogic Business of $232.5 million was determined as follows (in thousands):

Cash	$184,032
Value of common stock issued	45,583
Transaction costs	2,920
Total purchase price	$232,535

The value of the 980,499 shares of the Company’s common stock issued was determined based on the average price of the Company’s common stock over a 5-day period including the two days before and after August 29, 2005 (the announcement date), or $46.49 per share.

Under the purchase method of accounting, the total purchase price was allocated to the QLogic Business’ net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Net tangible assets acquired	$25,073
Amortizable intangible assets:
Existing technology	42,700
Core technology	26,400
Customer relationships	54,200
In-process technology	4,300
Goodwill	79,862
Total estimated purchase price allocation	$232,535

The Company acquired tangible assets of approximately $25.1 million consisting of inventory and fixed assets, net of assumed liabilities and was recorded at its estimated fair value.  The amortizable intangible assets of $123.3 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management. The amortizable intangible assets acquired and their respective estimated remaining lives, over which each asset will be amortized on a straight-line basis over useful lives ranging from one to four years are:

	Estimated Remaining Useful Life	Estimated Fair Value
	(in years)	(in thousands)
Existing technology	1 to 2	$42,700
Core technology	3	26,400
Customer relationships	4	54,200
In-process research and development	N/A	4,300
Total intangible assets acquired		$127,600

Existing technology comprised products that have reached technological feasibility and includes the fibre channel hard disk controller (“HDC”), Small Computer System Interface (“SCSI”) HDC and the tape drive products of the hard disk and tape drive controller business of QLogic.  The core technology represents technology that is embedded in the existing technology that was separately valued.  Customer relationships represent future projected revenues that are derived from sales of future versions of existing products that will be sold to existing customers.

Of the total purchase price, $4.3 million was allocated to in-process research and development (“IPRD”) based upon the fair values of assets acquired and was charged to expense in the fourth quarter of fiscal 2006.  The QLogic Business was developing new products that had not reached technological feasibility and which had no alternative use and therefore was immediately written-off.  The projects in process consisted of a product based on a combined SCSI HDC and fibre channel HDC that would help customers transition from a SCSI market.  The values assigned to IPRD were determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. A discount rate of 21.0% was used for IPRD.  At the time of the acquisition, the project was approximately 25.0% complete with aggregate costs to complete of $2.7 million. The project was canceled in January 2006.

The weighted average useful lives of acquired intangibles from the QLogic Business are 1.2 years for developed technology, 3.0 years for core technology and 4.0 years for customer relationships.

The results of operations of the QLogic Business have been included in the Company’s consolidated statements of operations since the completion of the acquisition on November 4, 2005. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the QLogic Business occurred at the beginning of the periods presented (in thousands, except for per share amounts):

Three Months Ended
April 30, 2005
(restated)
Net revenue	$408,278
Net income	$57,573
Basic net income per share	$0.20
Diluted net income per share	$0.18

UTStarcom Business

The Company acquired the UTStarcom Business on February 16, 2006.  The UTStarcom Business focuses on the design and development of personal handyphone systems (PHS) and next generation cellular communications technology. The primary reasons for the acquisition of the semiconductor division of UTStarcom were to strengthen and augment its software engineering workforce and enhance its technological capabilities for emerging cellular strategies, obtain an established product being utilized in wireless communications technology, reduce the time required to develop new products and bring them to market for next generation cellular technology and to complement the Company’s existing wireless offerings.  These factors contributed to a purchase price that was in excess of the fair value of the UTStarcom Business net tangible and intangible assets acquired.  The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

Under the terms of the agreement, the Company paid $24.0 million in cash.  In the third quarter of fiscal 2007, the Company recorded additional purchase consideration of $16.0 million upon the achievement of the contingent milestones as defined in the purchase agreement.  The purchase price of the acquisition was $24.8 million and was determined as follows (in thousands):

Cash	$24,008
Estimated transaction costs	792
Total estimated purchase price	$24,800

Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Inventories	$2,097
Fixed assets	611
2,708
Amortizable intangible assets:
Existing technology	11,900
Core technology	4,100
Supply contract	900
Customer relationships	13,900
Goodwill	(8,708)
Total purchase price allocation	$24,800

The amortizable intangible assets of $30.8 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management.  The amortizable intangible assets acquired and their respective estimated remaining lives, over which each asset will be amortized on a straight-line basis over useful lives ranging from three to four years are:

	Estimated Remaining Useful Life	Estimated Fair Value
	(in years)	(in thousands)
Existing technology	3	$11,900
Core technology	4	4,100
Supply contract	4	900
Customer contracts	4	13,900
Total intangible assets acquired		$30,800

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

Approximately $8.7 million has been preliminarily allocated as a liability, calculated as the excess of the fair value of net tangible and intangible assets acquired over the purchase price.  Contingent consideration is still outstanding which may result in the recognition of additional costs of up to $16.0 million from the acquisition if the contingency is issuable in cash or becomes issuable.  The defined milestones for the contingent consideration are based on the achievement of certain levels of PHS subscribers and are expected to be resolved by September 30, 2006.  The liability will be adjusted once the contingency is resolved.  Any contingent payments made will result in additional consideration and reduce the liability.  Accordingly, goodwill may be recorded if the total purchase price exceeds the fair value of the net tangible and intangible assets acquired.  If the contingency does not occur, the liability will be reduced to zero and the amount will be allocated to intangible assets based on their relative fair values.

In the third quarter of fiscal 2007, the Company recorded additional purchase consideration of $16.0 million upon the achievement of the contingent milestones as defined in the purchase agreement.  A liability of approximately $8.7 million was preliminarily recorded, representing the excess of the fair value of net tangible and intangible assets acquired over the purchase price.  As a result of the contingent consideration, additional goodwill of $7.3 million was recorded.

The weighted average useful lives of acquired intangibles from the UTStarcom Business are 3.0 years for developed technology, 4.0 years for core technology, 4.0 years for customer relationships and 4.0 year for the supply contract.

The unaudited consolidated financial statements include the results of operations of the semiconductor division of UTStarcom commencing as of the acquisition date.  No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

Note 5. Facilities Consolidation Charge

During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities (“2003 facilities consolidation”) of which $6.0 million related to non-cash charges.  As of April 29, 2006, cash payments of $10.1 million, net of sublease income, had been made in connection with these charges. Approximately $3.4 million is accrued for the facilities consolidation charge as of April 29, 2006, of which $0.7 million represents the current portion and is included in accrued liabilities.  The long-term portion totaling $2.7 million is payable through 2010, and is included in other long-term liabilities.

Activities of accrued losses related to the 2003 facilities consolidation during the first quarter of fiscal 2007 were as follows (in thousands):

Quarter Ended April 29, 2006
Beginning balance	$3,578
Net cash payments	(181)
Non-cash charges	—
Ending balance	$3,397

Note 6. Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3.  The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company adopted this standard in the quarter ended April 29, 2006 and the adoption will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Note 7. Commitments and Contingencies

Warranty Obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three months ended April 29, 2006 and April 30, 2005 (in thousands):

	Three Months Ended
	April 29, 2006	April 30, 2005
Warranty accrual (included in accrued liabilities):
Beginning balance	$3,914	$1,571
Warranties issued	339	1,044
Settlements	(30)	(196)
Ending balance	$4,223	$2,419

Purchase Commitments

The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation. As of April 29, 2006, foundries had incurred approximately $145.0 million of manufacturing expenses on the Company’s outstanding purchase orders. As of April 29, 2006, the Company also had approximately $63.2 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed-upon pricing terms until December 31, 2015.  As of April 29, 2006, payments totaling $129.0 million (included in prepaid expenses and other current assets and other non current assets) have been made and approximately $44.6 million of the prepayment has been utilized as of April 29, 2006.  At April 29, 2006, remaining commitments under the agreement were approximately $45.2 million.

Contingencies

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of the Company’s officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of the Company’s officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which the Company was not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the underwriters and the Company as to alleged violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. The Company’s board of directors has approved the proposed settlement, which if approved by the court would result in the plaintiffs’ dismissing the case against the Company and granting releases that extend to all of 113 officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order.” The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of

1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A).  On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order.  The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members.  A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The court took the matter under submission. Meanwhile the consolidated case against the underwriters has proceeded. On October 2004, the district court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the settlement class contemplated by the proposed issuer settlement would be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied the petition.  At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling.  While not yet ruling on the matter, the district court has suggested that the parties will likely withdraw and seek to reformulate the current settlement in light of the Second Circuit ruling.

Jasmine Networks Litigation. On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court alleging claims against three officers and the Company for improperly obtaining and using information and technologies during the course of the negotiations with the Company’s personnel regarding the potential acquisition of certain Jasmine assets by the Company.  The lawsuit claims that the Company’s officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine.  The Company believes the claims asserted against its officers and the Company are without merit and the Company intends to defend all claims vigorously.

On June 21, 2005, the Company filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees.  The cross complaint was later amended to name two individual officers of Jasmine.  On May 15, 2007, the Company filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine.  Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to the Company technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights.  The cross complaint seeks declaratory judgment that the Company’s technology does not incorporate any of Jasmine’s alleged technology.  The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology.  The Company intends to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint.

CSIRO Litigation. In 2004, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) sent notice letters to a number of Wi-Fi System manufacturers regarding CSIRO’s patent, U.S. Patent No. 5,487,069 as it relates to IEEE 802.11a and 802.11g wireless standards.  In May 2005, a group of system manufacturers, including customers of our 802.11a or 802.11g wireless LAN products, filed an action in the United States District Court for the Northern District of California seeking a declaratory judgment against CSIRO that the plaintiff manufacturers’ products employing the IEEE 802.11a or 802.11g wireless standards do not infringe CSIRO’s patent, U.S. Patent No. 5,487,069.  In September 2006, CSIRO filed an answer and counterclaims alleging that plaintiffs’ products that employ those wireless standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys’ fees and costs, and an injunction against sales of infringing products.  In December 2006, the district court granted CSIRO’s motion to transfer the case to the United States District Court for the Eastern District of Texas, where CSIRO had brought a similar lawsuit against another company.  As a result of CSIRO’s counterclaims for patent infringement, a customer of the Company has sought indemnification from it.  Also in December 2006, CSIRO filed suit in the United States District Court for the Eastern District of Texas against several manufacturers and suppliers of wireless products, including customers of the Company’s 802.11a or 802.11g wireless LAN products.  The complaint alleges that the manufacture, use and sale of wireless products compliant with the IEEE 802.11a or 802.11g wireless standards infringes on the CSIRO patent.  As a result of CSIRO’s claim for patent infringement, another customer of the Company has sought indemnification from it.  In response to these demands for indemnification, the Company has acknowledged the demands and incurred costs in response to them.

On May 4, 2007, the Company filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the CSIRO patent is invalid and unenforceable and that the Company and its customers do not infringe the CSIRO patent.  The complaint also seeks damages and a license for the Company and its customers on reasonable and non-discriminatory terms in the event the Company’s 802.11a/g wireless LAN products are found to infringe and the CSIRO patent is found to be valid and enforceable.  CSIRO has not yet responded to the complaint.

Shareholder Derivative Litigation.  Between July 7, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California.  Each of these lawsuits names the Company as a nominal defendant and a number of the Company’s current and former directors and officers as defendants.  Each lawsuit seeks to recover damages purportedly sustained by the Company in connection with its option granting processes, and seeks certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative Litigation.  The plaintiffs filed an amended and consolidated complaint on November 1, 2006.  On January 16, 2007, the Company filed a motion to dismiss the consolidated complaint for lack of standing or, in the alternative, stay proceedings.  Pursuant to stipulations among the parties and orders of the court, our motion is currently scheduled to be heard on November 2, 2007.

On February 12, 2007, a new purported derivative action was filed in the United States District Court for the Northern District of California.  Like In re Marvell Technology Group Ltd. Derivative Litigation, this lawsuit names the Company as a nominal defendant and a number of our current and former directors and officers as defendants.  It seeks to recover damages purportedly sustained by the Company in connection with its option granting processes, and seeks certain corporate governance and internal control changes.  On May 1, 2007, the court entered an order consolidating this lawsuit with In re Marvell Technology Group Ltd. Derivative Litigation.

On May 29, 2007, the court entered an order staying discovery in this matter pending resolution of the Company’s motion to dismiss.

Securities Litigation.  Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors.  The complaints allege that the Company and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options.  The complaints seek, on behalf of persons who purchased our common stock during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements.  Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation.  By an order of the court dated February 28, 2007, the plaintiffs must file a consolidated complaint no later than 45 days after the Company files restated financial statements with the SEC.

SEC and United States Attorney Inquiries.  In July 2006, the Company received a letter of informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents relating to the Company’s stock option grants and practices.   The Company also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents.  On April 20, 2007, the Company was informed that the SEC is now conducting a formal investigation in this matter. On June 8, 2007, the Company received a document subpoena from the SEC. The Company has cooperated with the SEC and the United States Attorney regarding these matters and intends to continue to do so.  The Company cannot predict the outcome of these investigations.

General.  The Company is also party to other legal proceedings and claims arising in the normal course of business.

The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of the Company’s management.  Although the legal responsibility and financial impact with respect to these proceedings and claims cannot currently be ascertained, the Company does not believe that these matters will result in the payment of monetary damages, net of any applicable insurance proceeds, that in the aggregate would be material in relation to the Company’s consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages or one-time license fees or royalty payments, which could adversely impact gross margins in future periods, or could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

Note 8. Stock-Based Compensation

Stock Plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 147,575,484 shares of common stock reserved for issuance thereunder as of April 29, 2006.  Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan had 1,800,000 shares of common stock reserved thereunder as of April 29, 2006.  Under the Directors’ Plan, an outside director is granted 30,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 6,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the director is terminated or resigns from the Board of Directors prior to vesting. Such right expires as the options vest over a five-year period.

Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 16,935,806 shares of common stock reserve for issuance thereunder as of April 29, 2006.  Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 1 and June 1 of each year.  For the three months ended April 29, 2006, the stock-based compensation expense related to the activity under the Purchase Plan was $4.0 million.  The Company did not issue any shares under the Purchase Plan in the three months ended April 29, 2006.  As of April 29, 2006, there was $7.5 million of unrecognized compensation cost related to the Purchase Plan which will be recognized over the next two years.

Stock option activity under the Company’s stock option plans for the three months ended April 29, 2006 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Balance at January 28, 2006	47,122	$19.77
Options granted	5,854	$58.09
Options forfeited/canceled/expired	(675)	$29.68
Options exercised	(982)	$11.11
Balance at April 29, 2006	51,319	$24.17
Vested or expected to vest at April 29, 2006	49,101	$23.39	6.9 years	$1,671,523
Exercisable at April 29, 2006	15,731	$13.06	5.5 years	$692,862

During the second quarter of fiscal 2007, 1,690,000 shares of options were granted to certain officers at an exercise price of $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2010

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on April 28, 2006 of $57.09 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on April 29, 2006.  The total intrinsic value of options exercised in the three months ended was $47.4 million.  Cash received from option exercises for the three months ended April 29, 2006 was $10.9 million.

Included in the preceding table is activity related to the nonvested portion of the stock based arrangements as follows:

	Nonvested Options Outstanding	Weighted Average Grant Date Fair Value	Nonvested Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 28, 2006	35,907	$12.78	—	$—
Granted	5,854	$15.25	70	$64.42
Vested	(1,805)	$11.28	—	$—
Canceled/Forfeited	(675)	$17.18	—	$—
Balance at April 29, 2006	39,281	$15.42	70	$64.42

As of April 29, 2006, there was $464.2 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.0 years.  The Company’s current practice is to issue new shares to satisfy share option exercises.

Under applicable securities laws, the Company suspended all stock option exercise transactions under its Stock Option Plan effective on the close of business on September 7, 2006.  On September 8, 2006, management communicated the trading suspension, which was expected to last until the Company filed its delinquent SEC reports, to all option holders.  As a result, the exercisability of all outstanding options, including vested awards held by certain separated employees, was modified.  Incremental compensation costs, representing the excess of the fair value of the modified award over the fair value of the original award immediately before the filing of the Company’s delinquent SEC reports, on affected awards will be recognized in the second half of fiscal 2008.

In December 2006, the options granted to five officers and directors of the Company were reformed to reflect higher exercise prices.  There was no incremental compensation cost resulting from the modification.

Total tax benefit attributable to options exercised in the three months ended April 29, 2006 was $0.7 million.  The excess tax benefits from stock-based compensation of $0.7 million as reported on the condensed consolidated statement of cash flows in financing activities represents the reduction, in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Stock Award Activity

In the first quarter of fiscal 2007, the Company granted 70,000 restricted stock awards to its employees under the 1995 Stock Option Plan. Such awards generally vest over a period of five years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted are considered issued and outstanding.  The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.  The grant of restricted stock awards is deducted from the shares available for grant under the Company’s stock option plan.  Restricted stock activity under the Company’s stock option plans for the three months ended April 29, 2006 is summarized below (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Balance at January 28, 2006	—	$—
Restricted stock granted	70	64.42
Restricted stock forfeited	—	—
Restricted stock vested	—	—
Balance at April 29, 2006	70	$64.42

No restricted stock awards vested during the three months ended April 29, 2006.  Based on the closing price of the Company’s stock of $57.09, on April 28, 2006, the total pretax intrinsic value of all outstanding restricted stock was $4.0 million.

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	April 29, 2006	April 30, 2005
	(restated)	(restated)
Cost of goods sold	$2,434	$541
Research and development	30,437	5,497
Selling and marketing	8,234	770
General and administrative	7,657	2,782
	$48,762	$9,590

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
	(restated)	(restated)
Volatility	59%	73%	59% - 73%	110% - 112%
Expected life (in years)	4.7	5.8	1.3	1.3
Risk-free interest rate	4.7%	4.0%	3.9%	2.3%
Dividend yield	—	—	—	—

In refining estimates used in the adoption of SFAS 123R, the Company established the expected term for employee options and awards, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules.  Assumptions for option exercises and pre-vesting terminations of options were stratified by employee groups with sufficiently distinct behavior patterns.

Expected volatility under SFAS 123R was developed based on the average of Marvell’s historical daily stock price volatility and average implied volatility.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  From January 29, 2006, stock-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those stock-based awards that are expected to vest.  Previously under APB 25, previously recognized expense was reversed for the portion of awards forfeited prior to vesting as and when forfeitures occurred.

The weighted average fair values per share of the options granted in the three month period ended April 29, 2006 and April 30, 2005 was $30.83 and $21.22, respectively.

Prior to the adoption of SFAS 123R, the Company provided disclosures required under SFAS 123.  The following table illustrates the effect on net income and net income per share, net of tax effects for the first quarter of fiscal 2006 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock based awards (in thousands, except for per share data):

Three Months Ended April 30,
2005
(restated)
Net income:
As reported	$53,947
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effects	9,590
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(42,635)
Pro forma	$20,901
Basic net income per share:
As reported	$0.19
Pro forma	$0.08
Diluted net income per share:
As reported	$0.17
Pro forma	$0.07

Note 9. Related Party Transactions

During the first quarters of fiscal 2007 and 2006, the Company incurred approximately $0.4 million and $0.3 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company’s President and Chief Executive Officer, Dr. Sehat Sutardja and the Company’s Executive Vice President and Chief Operating Officer, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. The expenses incurred were the result of the Company’s use of the aircraft for business travel purposes.  The cost of such usage was determined based on market prices.

On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX Inc. (“MagnetoX”). The development agreement is substantially on similar terms as other development agreements with other third parties.  The Company did not recognize any revenue from the development agreement or product revenue during the first quarter of fiscal 2007. Total revenue expected to be recognized from the development agreement is $1.0 million. Herbert Chang, one of the Company’s directors, is a shareholder of MagnetoX and its Chairman of the Board, President and Chief Executive Officer. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties.  The Company recognized $0.2 million of revenue from the License Agreement with C2 Microsystems during the first quarter of fiscal 2007.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro.  The Company had recorded a receivable of $69,000 as of April 29, 2006.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, the Company’s Chief Technology Officer, is also a shareholder of C2Micro.

Note 10. Subsequent Events

On February 21, 2006, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock split is subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2006 Annual General Meeting which is scheduled for June 9, 2006.

Restated quarterly pro forma per share data for the three months ended April 29, 2006 and April 30, 2005 would be as follows (unaudited):

	Three Months Ended
	April 29, 2006	April 30, 2005
	(restated)	(restated)
Basic net income per share before change in accounting principle:
As reported	$0.24	$0.19
Pro forma	$0.12	$0.10
Diluted net income per share before change in accounting principle:
As reported	$0.21	$0.17
Pro forma	$0.11	$0.09
Basic net income per share:
As reported	$0.27	$0.19
Pro forma	$0.13	$0.10
Diluted net income per share:
As reported	$0.24	$0.17
Pro forma	$0.12	$0.09

On May 1, 2006, the Company completed its acquisition of the printer semiconductor business of Avago Technologies Limited and paid $240.0 million in cash upon closing of the transaction.  The Company may pay an additional $35.0 million in cash if certain defined milestones are achieved at various intervals through October 2007.  In the third quarter of fiscal 2007, the Company recorded additional purchase consideration of $10.0 million based on the achievement of certain levels of revenue in the past year.  The remaining consideration of $25.0 million is still outstanding and may result in the recognition of additional purchase consideration in the future.

On November 8, 2006, the Company completed its acquisition of the communications and application processor business of Intel Corporation (“ICAP Business”) and paid $600.0 million in cash upon closing of the transaction.  The Company recorded a one-time charge for purchased in-process research and development expenses related to the acquisition of $77.8 million in the fourth fiscal quarter of fiscal 2007.  In addition to the asset purchase, Marvell and Intel entered into certain additional agreements, including a supply agreement.  Under the terms of the agreement the Company has committed to purchase and Intel has agreed to supply through June 2008 a minimum number of wafers at fixed prices.  If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by the Company and the quantities of supply required under the supply agreement commitment, Intel will invoice the Company for the shortfall and will deliver the corresponding quantity upon receipt of payment from the Company.  The supply agreement requires the Company to prepay for certain wafers six months in advance of delivery and requires it to issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement.

In November 2006, the Company borrowed $400.0 million from a group of lenders in the form of term loans to partially finance the acquisition of the ICAP Business.  Amounts borrowed under the credit agreement bear interest at the higher of the lender’s prime rate or 0.5% per annum above the Federal Funds Effective Rate, as defined in the agreement, plus a 1% margin.  In the case of Eurodollar loans, amounts borrowed bear interest at a rate equal to Adjusted LIBOR plus 2% margin.  Such margins are subject to reductions or increases depending on the Company’s credit rating.  The credit agreement also contains customary covenants, including financial covenants.  The Company may repay the term loans at any time without premium or penalty.  The Company must also prepay the term loans depending on certain specified events.  Certain of the Company’s subsidiaries have guaranteed the obligations under the credit agreement.  In connection with the credit agreement, the Company and three of its subsidiaries entered into pledge agreements with the lender to which each such entity has granted the lender a security interest in the equity interests held by such entity in certain affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “allows,” “can” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding the number of days in inventory; inventory levels; and levels of accounts receivable; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development; our expected results, cash flows, and expenses, including those related to sales and marketing, research and development and general and administrative; our intention to complete acquired in-process research and development projects; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding the growth in business and operations; our expectations regarding our compliance with SEC periodic reporting requirements and NASDAQ listing requirements; our expectations regarding the impact of the restatement of our financial statements in connection with the internal review of our historical stock option granting; our plans regarding remediation of 2007 material weaknesses and expectations regarding the effectiveness of those remediation efforts; our plan regarding dividends; our plan regarding forward exchange contracts; and the effect of recent accounting pronouncements and changes in taxation rules. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the risk that our remediation efforts will be insufficient to address our material weaknesses in internal controls; and the outcome of pending or future litigation and legal proceedings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, as well as the risks discussed in Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $134.7 million. In November 2005, we acquired the hard disk and tape drive controller business of QLogic Corporation for approximately $232.5 million.  The acquired business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives.  In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $24.8 million.  The semiconductor design business of UTStarcom designs and supplies chipsets for cellular phone applications.  In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $240.0 million and potential additional earnout payments.  This business designs and develops system-on-chip and system level solutions for both inkjet and laser jet printer systems.

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

 Our sales have historically been made on the basis of purchase orders rather than long-term agreements. In addition, the sales cycle for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We expect to increase our research and development, selling and marketing, and general and administrative expenditures as we seek to expand our operations. We anticipate that the rate of new orders and shipment will vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2007 comprised 52 weeks.

Restatement Adjustments - Stock Based Compensation

Background

On about May 23, 2006, our Chief Executive Officer initiated a review of our past stock option granting practices. Then on May 25, 2006, the Board appointed a committee, chaired by and consisting solely of an independent and disinterested member of the Audit Committee who had no prior involvement in the stock option process, to conduct the internal review of our historical stock option practices and related accounting matters.  This committee retained outside legal counsel at the time to assist with this internal review.  In June and July 2006, this committee identified various stock option grants as having been potentially selected with the benefit of hindsight.  During this time we were also named as a nominal defendant, and a number of our current and former directors and officers were named as defendants, in purported shareholder derivative actions.

During this time, we were informed that our outside legal counsel at the time could not represent both the independent committee and us, particularly if that independent committee was going to evaluate and address matters raised by the derivative actions. Our Board met on July 19, 2006 and appointed a successor special committee, titled the Special Committee Regarding Derivative Litigation, to assume responsibility for the stock option review and to evaluate and address matters raised by the derivative action (the “Special Committee”).  The same independent director continued as the sole member of the Special Committee and, after consideration of a number of firms, selected new, independent counsel to represent the Special Committee.  The Special Committee subsequently retained a second independent law firm (collectively “Independent Counsel”).  Independent Counsel retained forensic accounting experts to assist in the internal review.

The Special Committee reported its preliminary findings on quantitative issues to the Audit Committee and the Board on September 28, 2006.  Based on the report of the Special Committee, and upon the recommendation of management and the Audit Committee, the Board concluded on October 2, 2006, that we would need to restate our historical financial statements to record additional non-cash charges for stock-based compensation expense related to past option grants and that the historical financial statements and all earnings press releases and similar communications issued by us relating to periods beginning on or after our initial public offering in June 2000 should no longer be relied upon.  We reported these conclusions in a current report on Form 8-K filed on the same day.

On February 7, 2007, the former General Counsel of our U.S. subsidiary, Marvell Semiconductor, Inc. (“MSI”), who was a subject of the internal review, raised allegations regarding the independence of the sole member of the Special Committee.  Our Audit Committee thereafter formed a subcommittee consisting of the Chairman of the Audit Committee to investigate the matter.  The subcommittee appointed a former federal judge to serve as independent reviewer for the subcommittee who in turn retained independent counsel.  Although the independent reviewer made no findings as to the truth of the allegations themselves and expressed substantial doubt regarding their credibility, he nevertheless concluded that the independent director should step down from the Special Committee to ensure compliance with the stringent independence standards developed by courts reviewing the independence of special litigation committees formed to assess the merits of shareholder derivative litigation.  The subcommittee also found that the General Counsel violated our Code of Ethics and Business Conduct for not reporting the allegations timely.  The subcommittee accepted the findings of the independent reviewer.  We have since terminated the General Counsel for the violation.  On March 30, 2007, the independent director resigned from the Special Committee and the Board appointed two independent non-director members to the Special Committee to continue the review of our historical stock option practices and related accounting matters, which action is permitted under our bye-laws.  As a result, the Special Committee thereafter comprised two non-directors.

On April 27, 2007, the Special Committee reported its findings to the Board of Directors and to the Implementation Committee, which consists of three independent members of the Board.  The Implementation Committee was formed by the Board on April 26, 2007 to make such decisions and take such action as the committee determines to be appropriate in light of the Special Committee’s findings and recommendations.  On May 8, 2007, we disclosed on Form 8-K the completion of the independent review.

Findings of the Special Committee

From our initial public offering through June 9, 2006 (the “Relevant Period”), option grants awarded to employees who were not then executive officers, as defined in Section 16 of the Securities Exchange Act of 1934, as amended (“Section 16 Officers”), were awarded either by the Board of Directors or the Stock Option Committee of the Board. The Stock Option Committee was formed by the Board of Directors in December 2000 and consisted of the Chief Executive Officer and the former Executive Vice President and Chief Operating Officer.  Pursuant to authority delegated by the Board of Directors under Marvell’s 1995 Stock Option Plan, the Stock Option Committee was empowered to act jointly.  The Stock Option Committee awarded all grants to non-executive employees after its formation until June 9, 2006.

The Special Committee concluded that only one member of the Stock Option Committee was actively involved in the grant approval process.  Of the 59 minutes of meetings of the Stock Option Committee, all of which were prepared by or under the direction of the former General Counsel of MSI, only the first set of minutes were separately prepared for each member’s signature and signed by each of them; subsequently the minutes were only prepared for one member to sign and only one member signed those minutes.  Additionally, the Special Committee determined that the Stock Option Committee conducted no meetings with respect to option grants and that minutes reflecting such meetings were false.

The Special Committee determined that in a substantial number of instances grant dates were chosen with the benefit of hindsight, so as to provide exercise prices lower than the fair market value on the actual measurement date.

In addition to the foregoing, the review determined that false documentation supporting new hires was employed  to reflect start dates that preceded the actual first day of employment, and to reflect secondary grant authorizations as if they occurred on dates prior to the original grant date, which facilitated giving the employees favorable prices.

From our initial public offering in June 2000 through February 28, 2002, grants to our former Chief Financial Officer were awarded only by the Stock Option Committee.  The Stock Option Committee was not advised that it lacked the authority to make such awards.  Furthermore, the first award made to our former Chief Financial Officer by the Executive Compensation Committee dated October 16, 2002 was backdated and the Special Committee found that the former General Counsel misled the Executive Compensation Committee with respect to the facts and circumstances surrounding the grant, including the grant date.

During the Relevant Period, option grants to Section 16 Officers and members of the Board of Directors were approved by the Board of Directors or the Executive Compensation Committee or made pursuant to the Automatic Director Grant Program under the 1997 Directors’ Stock Option Plan.  In the absence of a meeting, grant approvals by the Executive Compensation Committee were documented via written consents, which were dated “as of” a specified date but signed at a later time.  The Executive Compensation Committee comprised three to four independent members of the Board over the Relevant Period.  The Special Committee found that current board members who had served or are serving on the Executive Compensation Committee had not engaged in impropriety or intentional backdating with the benefit of hindsight.

The Special Committee found evidence of recommendations made by representatives of Human Resources and Finance and our external auditors between 2000 and 20004 to grant options on fixed grant dates.  In August 2004, we implemented revisions to our stock option grant processes and procedures new hire and secondary grants that generally followed a fixed grant date schedule.

For the period from our initial public offering in June 2000 through June 2006, the Special Committee found a systemic failure in controls over the stock option process, and that corporate documents, including our SEC filings on Form 10-K and Form 10-Q and proxy statements, were false in relation to the accounting and related disclosure covering stock option matters.

The Special Committee found that certain individuals had varying degrees of responsibility for the lack of controls and the inappropriate grant practices. As to the following individuals, the Special Committee concluded among other things:

Matthew Gloss, MSI’s corporate counsel from April 2000 until February 2001 and thereafter its Vice President and subsequently, General Counsel until his termination in March 2007, failed to properly advise upper management, including Dr. Sutardja and Ms. Dai, about their responsibilities and duties regarding stock options and other financial filings. The minutes of the Stock Option Committee were prepared by or at the direction of Matthew Gloss. Mr. Gloss was also found to have misled the Executive Compensation Committee by creating false minutes and unanimous written consents including in one instance adding or directing the addition of a grant date to a unanimous written consent after that unanimous written consent was executed, or by creating minutes that were incomplete, inaccurate or misleading.  He also failed to establish proper controls over the stock option process despite being on notice of various control problems.

George A. Hervey, Marvell’s Vice President and Chief Financial Officer throughout the Relevant Period until his resignation in May 2007, failed to properly advise upper management, including Dr. Sutardja and Ms. Dai, about their responsibilities and duties regarding stock options and other financial filings.  Mr. Hervey also was found to have been aware of awarding options to two employees prior to their start date.  He also failed to establish a system of proper controls despite being on notice of repeated concerns raised by others regarding the stock option process. He signed inaccurate external documents, including our SEC filings and financial statements.

Weili Dai, Marvell’s former Board member, who served as our Executive Vice President and General Manager of the Communications Business Group from 1999 to April 2006 and thereafter also as our Chief Operating Officer until she resigned from such positions in May 2007, played a central role in all Stock Option Committee grants. Ms. Dai participated in the selection of grant dates with the benefit of hindsight and signed false minutes and other employee related corporate documents. The Special Committee also found that she failed to establish proper internal controls and failed to exercise proper review and inquiry as an officer. Certain individuals involved in the process said that they did not feel able to provide her with frank advice. She signed inaccurate external documents, including 10-K’s and proxy statements.  She did not personally benefit from any of the grants she approved.

Dr. Sehat Sutardja, Marvell’s Chairman of the Board, President and Chief Executive Officer, was found to have had a limited role in the stock option process and to have participated in only a few instances in awards with incorrect measurement dates with respect to which he had received no or inadequate advice.  He signed inaccurate external documents, including our SEC filings, financial statements, and proxy statements.  The Special Committee found that he failed to establish proper internal controls and that certain individuals involved in the process to some extent did not feel able to provide him with frank advice.  He did not personally benefit from any of the grants he approved.

Remediation

With respect to the following employees, the Special Committee made recommendations and Marvell’s Implementation Committee has implemented or is in the process of implementing the following remedial steps:

Marvell accepted the resignation of George A. Hervey on May 2, 2007.  All unvested stock options previously awarded to him were cancelled.

The Implementation Committee of the Board of Directors determined, contrary to the recommendation of the Special Committee, that Ms. Dai have no continuing role with the Company, that retaining the services of Ms. Dai in a substantially reduced capacity as Director of Strategic Marketing and Business Development, an individual contributor in a non-managerial role, and under the auspices of the Implementation Committee better serves the interests of all shareholders. Ms. Dai will have no authority to undertake any decisions affecting internal controls or financial matters of the Company. The Implementation Committee will provide periodic compliance updates to the Board of Directors on Ms. Dai’s activities. Additionally, all of Ms. Dai’s outstanding options that were unvested as of May 6, 2007 have been cancelled and the exercisability of already vested options have been limited, notwithstanding her continued employment.

Dr. Sehat Sutardja will remain as Chief Executive Officer and as a member of the Board, but will step down as Chairman of the Board in favor of a non-executive Chairman. Dr. Sutardja agreed to reduce the number of shares received in his December 26, 2003 option grant by 500,000 pre-split shares (2,000,000 post-split shares), which is the amount of underlying shares mistakenly awarded by the Executive Compensation Committee in excess of that authorized under the applicable stock option plan.

In April 2007, the Stock Option Committee was formally dissolved; however, it ceased to function during June 2006 and has granted no options since that time.  Currently, the Executive Compensation Committee, comprising two independent Board members, holds periodic meetings to approve equity award grants.  The process requires that any proposed equity awards be reviewed in advance by the Human Resources, Legal, Finance and Internal Audit Departments, and requires communication of the details of proposed equity awards to committee members prior to each monthly meeting, as well as awarding recipients promptly after the meeting. Equity awards are priced and valued based upon the closing price of our common stock on the date of the meeting. Decisions of the committee meeting are documented by minutes.  Additionally, the Executive Compensation Committee adopted a policy regarding the granting of equity-based compensation awards.  Following the Special Committee’s recommendations, we are conducting a search for a new Chief Operating Officer, Chief Financial Officer, General Counsel and Vice President of Compliance.  Additionally, the Board’s Governance Committee is conducting a search for three new independent directors to fill existing vacancies.  One of these independent directors will succeed Dr. Sutardja as Chairman of the Board.

Pre-tax Financial Impact of the Equity Award Review

Approximately 74% of shares granted during the Relevant Period were backdated or resulted in additional accounting charges.  Of these re-measured grants, the stock prices on the original grant date were lower than the prices on the appropriate measurement dates for 97% of such shares.  Substantially all options granted (99% of shares granted during the Relevant Period) have been evaluated for appropriate re-measurement dates under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

The types of grant discrepancies uncovered by the internal review (by both the Special Committee and management) and the additional pre-tax stock-compensation expense arising from these adjustments, quantified under APB 25 for periods through fiscal 2006, are summarized as follows (in thousands):

	Cumulative						Year Ended
	through	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	January 27,
	January 28,	January 28,	January 29,	January 31,	February 1,	February 2,	2001 and
	2006	2006	2005	2004	2003	2002	prior
Board of Director Grants (a)	$1	$1	$—	$—	$—	$—	$—
Officer Grants (b)	19,577	6,317	12,023	836	270	127	4
Re-priced Officer Grants (c)	39,658	24,827	9,888	4,943	—	—	—
New Hire Grants – effective hire dates (d)	19,879	249	1,530	2,729	4,754	7,278	3,339
Other New Hire (e)	49,876	5,313	13,235	13,437	10,322	7,061	508
Secondary Grants (e)	18,165	2,360	3,713	3,016	4,432	3,975	669
Re-priced New Hire Grants (f)	100,575	49,798	23,727	25,254	(1,885)	3,681	—
Evergreen Grants (g)	60,838	9,870	11,082	12,634	17,911	9,312	29
Non-employee Grants * (h)	8,800	121	486	1,166	(264)	1,884	5,407
Termination related charges (i)	10,006	—	—	—	—	—	10,006
	$327,375	$98,856	$75,684	$64,015	$35,540	$33,318	$19,962

*  The restated financial statements include charges for non-employee grants of $1,062,000 for fiscal 2000, $139,000 for fiscal 1999, $41,000 for fiscal 1998, $12,000 for fiscal 1997 and $1,000 for fiscal 1996.

(a)  Board of Director Grants:  Non-employee directors receive initial and annual grants in their capacity as directors.  A grant of 24,000 shares to a non-employee director, issued on an annual general meeting date in accordance with the terms of his appointment letter, was outside the 1997 Directors’ Stock Option Plan and therefore required approval from the Board.  The Board approval was obtained at a later date.   For accounting purposes, the grant was re-measured based on our stock price at the date of the Board’s ratification.

In December 2006, the terms of this option were reformed to reflect the revised stock option exercise price.

(b)  Officer Grants:  During the Relevant Period, we granted options on 13 different dates (including the Re-Priced Officer Grants) to the then-Section 16 Officers — Dr. Sehat Sutardja, Weili Dai, Dr. Pantas Sutardja and George Hervey.  We recorded additional compensation costs for one grant on December 26, 2003 (which represented 75% of options granted) for three of the officers who were also our founders (“Founder Officers”) and six grants (which represented 96% of options granted) for George Hervey.  For accounting purposes, the grant of 12,640,000 shares to the Founder Officers was re-measured based on the stock price at the date the Executive Compensation Committee meeting occurred to approve the grants.  Grants to George Hervey totaling 1,279,892 shares of options originally priced at the “as of” dates of the written consents have been re-measured to the last documented date of approval received from members of the Executive Compensation Committee.

In December 2006, the terms of the options deemed to have been issued at a discount were reformed to reflect the revised stock option exercise prices for all affected Section 16 Officer grants.  Of these 5.4 million reformed options, we received from the officers the incremental exercise prices for the portion of these options which had previously been exercised totaling $9.6 million.  The reformation of these options did not result in incremental compensation cost in the fourth quarter of fiscal 2007.

The amounts above do not include $7.5 million in unrecognized stock-based compensation that will be recorded in the second quarter of fiscal 2008 in connection with the cancellation of certain officer grants to Dr. Sehat Sutardja and Weili Dai.

(c)  Re-priced Officer Grants:  The minutes of the May 22, 2002 Executive Compensation Committee meeting reflect the Executive Compensation Committee’s approval of a grant to the Founder Officers totaling 1.6 million shares, to be effective on the execution of a unanimous written consent.  In June 2002, the Executive Compensation Committee members executed a unanimous written consent dated June 6, 2002 and effective as of May 22, 2002.  The Special Committee found that on September 10, 2002 after the former General Counsel had a discussion with two of the Founder Officers who indicated that the setting of the price as of May 22, 2002 was inaccurate, the grant was repriced to the fair market value on June 6, 2002.  The Special Committee found that the former General Counsel had misled the Executive Compensation Committee as to the reasons for the change.  The Special Committee further found that amendment was falsely characterized as a documentation error rather than a grant modification.  While the affected options were not considered to be issued at a discount on the date of the modification these shares were subject to variable accounting until our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) at the beginning of fiscal 2007.

(d)  New Hire Grants – effective hire dates:  The internal review identified 4,669,200 options to 30 new hire recipients which required revision to reflect a later date.  In all cases, the stock price on the original grant date was lower than the price on the appropriate measurement date.  For accounting purposes, the new hire start dates had to be reconstructed through payroll records and evaluated to determine appropriate re-measurement dates.

(e)   Other New Hire and Secondary Grants: In addition to grants issued to new hires at the commencement of their employment, we occasionally issue secondary grants to employees for outstanding performance, retention or other discretionary reasons outside of the annual performance review cycle.  During the Relevant Period, we granted new hire and secondary options on 86 different dates, excluding assumption of acquisition-related options.  These dates included grants made from August 2004 onwards when a fixed grant date schedule was set on the first Friday of each month. As a result of the internal review, we recorded additional compensation costs for grants relating to 37 different grant dates, impacting approximately two-thirds of our new hire and secondary grants (totaling 48,708,478 options).  The original grant date with respect to such grants preceded the appropriate measurement date and in substantially all instances, the stock price on the former date was lower than the price on the appropriate measurement date.  Generally, the terms of new hire grants, except for their exercise prices, are stated in employee offer letters which are acknowledged by employees.  For new hire grants, re-measurement dates were determined based on the first instance when the Stock Option Committee grant date was picked.  For secondary grants, as there was no other reliable documentation available to support the measurement date, we applied the date the grant was submitted to stock administration for processing, which typically indicated the conclusion of the grant process.  The last date of submission was used unless the submitted change was proven to be purely administrative in nature and unrelated to the terms of the grant.  Absent such submission documentation, we used the date the grant entry was created in our option database, as this was the most objectively verifiable date when the terms of the grant were known, in accordance with the SEC Chief Accountant’s letter issued on September 19, 2006, outlining the SEC staff’s interpretation of specific accounting guidance for registrants under APB 25.

(f)    Re-priced New Hire Grants: Of the New Hire grants in the Relevant Period, grant prices were re-set for a segment of grants on three grant dates.  Consequently, affected awards totaling 6,224,200 options were subject to variable accounting until our adoption of SFAS 123R.  The re-pricing resulted from the Stock Option Committee’s originally designated grant date being modified to a later grant date.

(g)  Evergreen Grants:  During the Relevant Period, there were eight Evergreen grant dates.  Substantially all employees are entitled to these grants for retention purposes.  There were two Evergreen grant dates in both fiscal 2003 and 2004.  There was evidence of amendments to the recipients and/or the number of options subsequent to the original grant date.  In all cases, the definitive lists of award recipients could not be reasonably determined until after the original grant date, impacting 54,702,828 options.  Consequently, all Evergreen grants were re-measured on subsequent dates when the granting process was considered to be finalized.  For purposes of the restatement, we used the date the grant was submitted to stock administration for processing, which typically indicated the conclusion of the grant process.  The last date of submission was used unless the submitted change was proven to be purely administrative in nature and unrelated to the terms of the grant.  Absent this supporting documentation, the date the grant entry was created in our option database was used.  In substantially all instances, the stock price on the former date was lower than the price on the appropriate measurement date.  The last Evergreen grant (totaling 7,215,056 options) occurred during fiscal 2007 and the effects on the restatement were included in the restated fair value of the affected grants under SFAS 123R, increasing the grant date fair value of affected options by $0.31 per share.

(h)  Non-employee Grants:  Since our inception, 3,819,000 options were granted to 13 recipients who were not employees or directors.  These grants were erroneously accounted for under APB 25 as if they had been made to employees. Of these, four recipients that were granted a total of 1,483,000 options subsequently became employees or directors.  As a result, the affected awards were accounted for as non-employee grants under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which resulted in the application of variable accounting on these options until exercised or cancelled. Options held by consultants who became employees or directors have been accounted for under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, which addresses a change in grantee status.

(i)   Termination-related charges:  With respect to option grants to an employee, the post-service exercise period for 605,332 vested stock options was effectively extended by an unpaid leave of absence arrangement which appears to have lacked substance.   We applied APB 25 as if the leave of absence arrangement was a constructive modification extending the exercise period of vested awards. We recorded $10.0 million in additional deferred compensation charges in fiscal 2001.

Notwithstanding the foregoing, the lack of conclusive evidence in the case of certain grants required our management to apply significant judgment in establishing revised measurement dates.  We determined that the total cumulative, pre-tax, non-cash, stock-based compensation expense resulting from revised measurement dates under APB 25 was $327.4 million for periods through fiscal 2006.  There was no impact on revenue.  We adopted SFAS 123R at the beginning of fiscal 2007.  As a result of the above adjustments, and after revisions to the SFAS 123R fair value assumptions, the pre-tax, non-cash, stock-based compensation expense in the first quarter of fiscal 2007 increased by $4.2 million to $48.8 million.

Tax Impact of the Equity Award Review and Other

The majority of the additional $327.4 million stock option compensation is expensed on the financial statements of the entities located in tax jurisdictions having a lower tax rate than that of the U.S. The tax benefits associated with all but $12.0 million of the $327.4 million total expense is recorded in Bermuda at zero percent tax rate. The $12.0 million of compensation expense and associated tax benefits have resulted in a cumulative deferred tax asset of $2.5 million as of January 28, 2006 and a deferred provision benefit of $4.8 million. The tax impact of the adjustments arising from the equity award review is summarized as follows (in thousands):

	Cumulative
	through ,	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 28	January 28,	January 29,	January 31,	February 1,	February 2,	January 27,
	2006	2006	2005	2004	2003	2002	2001
Operating costs and expenses - Payroll tax *(a)	$7,628	$4,384	$2,306	$921	$17	$—	$—
Provision for income tax – Deferred Income Tax Benefit (b)	(4,806)	(1,822)	(1,150)	(1,170)	(405)	(259)	—
Provision for income tax – Section 162(m) and utilization of deferred tax assets **(c)	27,206	27,206	—	—	—	—	—
Tax impact of the equity award review	$30,028	$29,768	$1,156	$(249)	$(388)	$(259)	$—
Reduction to deferred tax asset for exemption benefit (d)	$5,275	$3,249	$2,026	—	—	—	—

*    $3.0 million of additional employer and employee withholding taxes related to exercises of affected options, including penalty and interest, and $24.2 million of Section 409A expenses of employees, including penalties and interest was also recorded in fiscal 2007.

**  $4.9 million of penalty and interest associated with Section 162(m) liability was also recorded in fiscal 2007.

(a)  Payroll Tax -  The revised measurement dates for certain stock options as discussed in this filing may result in adverse federal and state tax consequences to holders of those options under IRC Section 409A which was enacted in 2004 to impose certain restrictions on deferred compensation arrangements.  The adverse tax consequences are that Section 409A may subject the option holder of the re-measured retroactively priced stock options to a penalty tax and interest on the exercise of the options vesting after December 31, 2004. In addition to similar penalty taxes and interest under California and other state income tax laws upon the exercise of the option grant will apply.

•      Exercised options.  The option grants had been originally issued as incentive stock options.  Due to the re-measurement caused by the re-pricing, they have become non-statutory stock options.  We have accrued employment taxes for the exercise in each of the years due to the conversion of the options from incentive to non-statutory.   Included in the restated results through fiscal 2006 are additional employer and employee withholding taxes relating to exercises of affected options totaling $7.6 million, including penalties and interest.  The amounts represent additional compensation expense and have been classified in their respective functional categories.   On a calendar year basis the amounts total:  calendar 2003 of $0.8 million, calendar 2004 of $1.9 million, calendar 2005 of $3.7 million, and calendar 2006 of $4.2 million.   The above table reflects the amounts on a fiscal year basis.   The full amount of compensation, taxes, interest and penalties has been accrued as reflected above as well as in fiscal 2007. The total amount accrued through fiscal 2007 is $10.6 million.

•      Section 409A

We have informed employees who exercised options in 2006 that any additional tax costs accruing to such employees from Section 409A, ISO disqualification, and employment taxes will be reimbursed by us and grossed up.  For the Section 409A affected options exercised during calendar year 2006, the IRS issued guidelines that would allow employers to enter into a global settlement of Section 409A issues on behalf of their employees.  California and other states have offered a similar program.  This liability does not appear in the above table, but has been accrued in fiscal year 2007 as explained in the remainder of this section.

Because all holders of re-measured stock options generally were not involved in or aware of the retroactive pricing, the Board of Directors approved our plan to deal with the adverse tax consequences that may be incurred by the holders of the re-measured options in the fourth quarter of fiscal 2007.  Therefore, we recorded in the last quarter of fiscal 2007 Section 409A expenses for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million, including estimated penalties and interest.  The amount represents additional compensation expense and has been classified in the respective functional categories.  We have sent timely notices to the IRS and the California Franchise Tax Board that we have elected to participate in these programs.

•      Unexercised options. The IRS has provided taxpayers with the following two ways of correcting unexercised discounted stock options: 1) setting a fixed exercise date; or 2) increasing the exercise price of the option up to the fair market price on the date of grant. We are actively evaluating these options.  The discount associated with unexercised stock options outstanding as of January 27, 2007 amounted to $51.7 million.  We have not determined the tax consequences associated with these potential future remedies.

(b)  Deferred Tax Asset for Stock Based Compensation:  We recorded adjustments for the creation of additional deferred tax asset for stock based compensation that is deductible at later periods for U.S. income tax purposes on our balance sheets for year end dates of each of fiscal 2002 through fiscal 2006.  As a result, additional benefits for income tax arising from stock based compensation were recognized in fiscal 2006 of $1.8 million, fiscal 2005 of $1.1 million, fiscal 2004 of $1.2 million, fiscal 2003 of $0.4 million and fiscal 2002 of $0.3 million.  The total gross stock based compensation cost that results in deferred tax benefit is $12.0 million of the total expense of $327.4 million.

In addition, we evaluated the impact of the restatement on our global tax provision.  Our parent company and its subsidiaries file tax returns in multiple tax jurisdictions around the world.  In the U.S. jurisdiction one of our subsidiaries claims a tax deduction relative to stock options with regard to the U.S. distributor business.   In accordance with FAS 123R for this jurisdiction where the deduction is claimed during fiscal 2007, we have recorded a deferred tax asset totaling $3.5 million at January 27, 2007, to reflect future tax deductions to the extent we believe such asset is recoverable.

(c)   Income Tax - Section 162(m) and utilization of deferred tax assets:  We have accrued for the current and deferred tax impact of $104.5 million of non-deductible officer compensation related to Internal Revenue Section 162(m) (“Section 162(m)”) in fiscal 2006. Section 162(m) limits the deductibility of compensation in excess of one million dollars, but exempts stock option compensation where the option was issued at fair market value on the date of grant. We have determined that $104.5 million of executive compensation in fiscal 2006 does not meet the exclusion criteria under Section 162(m), under existing IRS interpretations, and have therefore accrued $21.8 million of current tax expense and $5.4 million of deferred tax expense associated with the utilization of net operating losses. We have accrued the penalty and interest totaling $4.9 million associated with this liability in fiscal 2007.

(d)  Other:  We recorded adjustments to correct an overstatement of deferred tax asset related to the Singapore entity.  The original deferred tax asset had not reflected the benefit of the Pioneer status of this entity.

Accumulated Deficit Impact of Equity Award Review and Other Tax Adjustments

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings.  Our consolidated financial statements for periods through fiscal 2006 included in previously filed periodic reports with the SEC for such periods have not been amended.  The consolidated financial statements, included in this Form 10-Q, have been restated as follows (in thousands):

	Net income as reported	Stock-based compensation expense	Estimated additional payroll tax expense	Additional deferred income tax benefit	Additional deferred income tax provision	Section 162(m) and utilization of deferred tax assets	Cumulative effect of change in accounting principle, net of tax effect	Total Adjustments, net of tax
Fiscal 2000 and prior *		$1,255	$—	$—	$—	$—	$—	$1,255
Fiscal 2001		18,707	—	—	—	—	—	18,707
Fiscal 2002		33,318	—	(259)	—	—	—	33,059
Fiscal 2003		35,540	17	(405)	—	—	—	35,152
Fiscal 2004		64,015	921	(1,170)	—	—	—	63,766
Cumulative effect at January 31, 2004		152,835	938	(1,834)	—	—	—	151,939

	Net income as reported								Net income as restated
Fiscal 2005	$141,661	75,684	2,306	(1,150)	2,026	—	—	78,866	$62,795
Fiscal 2006:
Three months ended April 30, 2005		8,719	866	—	—	—	—	9,585
Three months ended July 30, 2005		29,120	1,083	—	—	—	—	30,203
Three months ended October 29, 2005		9,102	589	—	—	—	—	9,691
Three months ended January 28, 2006		51,915	1,846	(1,822)	3,249	27,206	—	82,394
Total for Fiscal 2006	331,363	98,856	4,384	(1,822)	3,249	27,206	—	131,873	199,490
Cumulative effect at January 28, 2006		327,375	7,628	(4,806)	5,275	27,206	—	362,678
Three months ended April 29, 2006	75,297	4,225	2,170	(3,325)	—	3,510	(8,846)	(2,266)	77,563
Cumulative effect at April 29, 2006		$331,600	$9,798	$(8,131)	$5,275	$30,716	$(8,846)	$360,412

*      Comprised $1,062,000 for fiscal 2000, $139,000 for fiscal 1999, $41,000 for fiscal 1998, $12,000 for fiscal 1997 and $1,000 for fiscal 1996.

The restatement adjustments decreased previously reported basic net income per share by $0.48 and $0.28 for fiscal 2006 and 2005, respectively and diluted net income per share by $0.40 and $0.26 for fiscal 2006 and fiscal 2005, respectively.

Cashflows Impact of Equity Award Review

The additional payable for payroll taxes associated with these stock option grants of approximately $10.6 million, additional Section 409A expenses for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million, and Section 162(m) liabilities of $26.5 million for cumulative period from fiscal 2001 through 2007, represents future cash outflow totaling $61.3 million.

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Statement of Operations for the first quarter of fiscal 2007 and 2006:

	Quarter Ended April 29, 2006				Quarter Ended April 30, 2005
	As				As
	Previously			As	Previously			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated
	(In thousands, except per share amounts)
Net revenue	$521,196	$—		$521,196	$364,770	$—		$364,770
Operating costs and expenses:
Cost of goods sold	240,664	(431	)A	240,233	175,251	534	C	175,785
Research and development	124,831	4,397	A	129,228	72,409	5,541	C	77,950
Selling and marketing	38,133	729	A	38,862	21,203	819	C	22,022
General and administrative	16,858	1,700	A	18,558	6,877	2,691	C	9,568
Amortization and write-off of goodwill and acquired intangible assets and other	17,351	—		17,351	19,759	—		19,759
Total operating costs and expenses	437,837	6,395		444,232	295,499	9,585		305,084
Operating income	83,359	(6,395)		76,964	69,271	(9,585)		59,686
Interest and other income, net	7,616	—		7,616	3,612	—		3,612
Income before income taxes	90,975	(6,395)		84,580	72,883	(9,585)		63,298
Provision for income taxes	15,678	(185	)B	15,863	9,351	—		9,351
Income before change in accounting principle	75,297	(6,580)		68,717	63,532	(9,585)		53,947
Cumulative effect of change in accounting principle, net of tax effect	—	8,846	D	8,846	—	—		—
Net income	$75,297	$2,266		$77,563	$63,532	$(9,585)		$53,947
Basic income per share:
Income before change in accounting principle	$0.26	$0.02		$0.24	$0.23	$(0.04)		$0.19
Cumulative effect of change in accounting principle	—	0.03		0.03	—	—		—
Basic net income per share	$0.26			$0.27	$0.23			$0.19
Shares used in basic per share computation	291,851			291,851	278,793			278,793
Diluted income per share:
Income before change in accounting principle	$.23	$(0.02)		$0.21	$0.20	(0.03)		$0.17
Cumulative effect of change in accounting principle	—	0.03		0.03	—	—		—
Diluted net income per share	$0.23			$0.24	$0.20			$0.17
Shares used in diluted per share computation	320,415			319,758	310,736			310,695

A.     Adjustments for stock-based compensation expense under SFAS 123R for the impact of remeasured grants and the effect of revisions to fair value assumptions, and additional payroll tax expenses.

B.     Accrual of penalty and interest associated with Section 162(m), net of adjustments to provision for income taxes arising from stock option exercises.

C.     Adjustments for additional stock-based compensation expense pursuant to APB 25 and reclassification of previously reported stock-based compensation expenses to the respective functional cost and expense line items.

D.     Adjustments for the cumulative effect of change in accounting principle related to estimating forfeitures in the adoption of SFAS 123R.

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Balance Sheets as of April 29, 2006 and January 28, 2006:

	April 29, 2006				January 28, 2006
	As				As
	Previously			As	Previously			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$529,389	$—		$529,389	$348,431	$—		$348,431
Short-term investments	392,021	—		392,021	572,591	—		572,591
Accounts receivable, net of allowance	293,536	—		293,536	245,164	—		245,164
Inventories	204,839	715	D	205,554	211,374	—		211,374
Prepaid expenses and other current assets	116,854	—		116,854	104,307	—		104,307
Deferred income taxes	18,007	(14,062	)B	3,945	18,007	(14,062	)B	3,945
Total current assets	1,554,646	(13,347)		1,541,299	1,499,874	(14,062)		1,485,812
Property and equipment, net	279,398	—		279,398	260,921	—		260,921
Goodwill	1,558,209	—		1,558,209	1,558,209	—		1,558,209
Acquired intangible assets, net	125,379	—		125,379	111,973	—		111,973
Other non-current assets	94,544	5,279	B	99,823	82,312	5,279	B	87,591
Total assets	$3,612,176	$(8,068)		$3,604,108	$3,513,289	$(8,783)		$3,504,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,738	$—		$150,738	$196,606	$—		$196,606
Accrued liabilities	44,482	—		44,482	34,905	—		34,905
Accrued employee compensation	41,158	9,798	C	50,956	51,549	7,628	C	59,177
Income taxes payable	3,296	24,551	B	27,847	3,352	21,042	B	24,394
Deferred income	28,640	—		28,640	29,773	—		29,773
Current portion of capital lease obligations	17,032	—		17,032	16,563	—		16,563
Total current liabilities	285,346	34,349		319,695	332,748	28,670		361,418
Capital lease obligations, net of current portion	22,561	—		22,561	24,447	—		24,447
Non-current income taxes payable	100,097	(1,906	)B	98,191	85,126	1,419	B	86,545
Other long-term liabilities	26,835	—		26,835	24,871	—		24,871
Total liabilities	434,839	32,443		467,282	467,192	30,089		497,281
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—		—	—	—		—
Common stock, $0.002 par value; 492,000 shares authorized; 292,381 shares issued and outstanding	585	—		585	583	—		583
Additional paid-in capital	3,304,563	319,901	A	3,624,464	3,250,169	384,652	A	3,634,821
Deferred stock-based compensation	—	—		—	(1,141)	(60,846	)A	(61,987)
Accumulated other comprehensive loss	(1,353)	—		(1,353)	(1,759)	—		(1,759)
Accumulated deficit	(126,458)	(360,412	)E	(486,870)	(201,755)	(362,678	)E	(564,433)
Total shareholders’ equity	3,177,337	(40,511)		3,136,826	3,046,097	(38,872)		3,007,225
Total liabilities and shareholders’ equity	$3,612,176	$(8,068)		$3,604,108	$3,513,289	$(8,783)		$3,504,506

A.    Adjustments for additional stock-based compensation expense pursuant to APB 25, net of tax benefit from employee stock transactions and cumulative effect of change in accounting principle related to estimating forfeitures in the adoption of SFAS 123R.

B.     Adjustments to deferred tax assets arising from the stock-based compensation charge and accrual of penalty and interest associated with Section 162(m).

C.     Adjustments for additional payroll taxes.

D.    Adjustments to inventory arising from amount of stock-based compensation capitalized to inventory.

E.     Adjustments for additional stock-based compensation expense, payroll tax, deferred income tax benefit and cumulative effect of change in accounting principle.

The following tables present the impact of the financial statement adjustments on the previously reported Statements of Cash Flows for first quarter of fiscal 2007 and fiscal 2006:

	Three Months Ended April 29, 2006				Three Months Ended April 30, 2005
	As				As
	Previously			As	Previously			As
	Reported	Adjustments		Restated	Reported	Adjustments		Restated
	(In thousands)
Cash flows from operating activities:
Net income	$75,297	$2,266		$77,563	$63,532	$(9,585)		$53,947
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(8,846)		(8,846)	—	—		—
Depreciation and amortization	15,615	—		15,615	13,431	—		13,431
Stock-based compensation	44,536	4,226	A	48,762	871	8,719	A	9,590
Amortization of acquired intangible assets	17,351	—		17,351	19,759	—		19,759
Excess tax benefits from stock-based compensation	(697)	—		(697)	—	—		—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(48,372)	—		(48,372)	(4,189)	—		(4,189)
Inventories	8,729	—		8,729	15,664	—		15,664
Prepaid expenses and other assets	(25,799)	—		(25,799)	(43,800)	—		(43,800)
Accounts payable	(45,868)	—		(45,868)	(7,428)	—		(7,428)
Accrued liabilities and other	2,500	—		2,500	763	—		763
Accrued employee compensation	(10,391)	2,169	B	(8,222)	(360)	866	B	506
Income taxes payable	14,915	185	C	15,100	8,086	—		8,086
Deferred income	(1,133)	—		(1,133)	2,575	—		2,575
Net cash provided by operating activities	46,683	—		46,683	68,904	—		68,904
Cash flows from investing activities:
Cash paid for acquisition	(24,008)	—		(24,008)	—	—		—
Purchases of short-term
investments	(57,405)	—		(57,405)	(99,018)	—		(99,018)
Sales and maturities of short-term investments	238,124	—		238,124	48,051	—		48,051
Acquisition costs	(461)	—		(461)	—	—		—
Purchases of property and equipment	(28,948)	—		(28,948)	(18,395)	—		(18,395)
Net cash provided by (used in) investing activities	127,302	—		127,302	(69,362)	—		(69,362)
Cash flows from financing activities:
Proceeds from the issuance of common stock	10,904	—		10,904	20,119	—		20,119
Principal payments on capital lease obligations	(4,628)	—		(4,628)	(3,156)	—		(3,156)
Excess tax benefits from stock- based compensation	697	—		697	—	—		—
Net cash provided by financing activities	6,973	—		6,973	16,963	—		16,963
Net increase (decrease) in cash and cash equivalents	180,958	—		180,958	16,505	—		16,505
Cash and cash equivalents at beginning of period	348,431	—		348,431	166,471	—		166,471
Cash and cash equivalents at end of period	$529,389	$—		$529,389	$182,976	$—		$182,976

A.    Adjustments for additional stock-based compensation expense pursuant to APB 25.

B.    Adjustments for additional payroll tax.

C.    Adjustments for income taxes payable.

 Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 27, 2007, as filed concurrently with this Form 10-Q/A with the U.S. Securities and Exchange Commission. There have been no material changes in any of our accounting policies during fiscal 2007.

Stock-Based Compensation.  Effective January 29, 2006, we adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires the measurement and recognition of compensation expense for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on estimated fair values.  SFAS 123R supersedes previous accounting guidance under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and amends SFAS No.95, “Statement of Cash Flows.”  Under SFAS 123R, the benefits of tax deductions in excess of recognized compensation cost has to be reported as a financing cash flow, rather than as an operating cash flow.  This may reduce future net cash flows from operations and increase future net financing cash flows.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations.  We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

Prior to January 29, 2006, we accounted for our stock based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance, under the accelerated method of amortization.  We adopted SFAS 123R using the modified prospective method.  Under the modified prospective method, our results of operations include compensation costs of unvested options granted prior to January 29, 2006, and options granted subsequent to that date.  For grants prior to January 29, 2006, we amortize stock-based compensation expense under the accelerated method.  For grants from January 29, 2006, we amortize stock-based compensation expense ratably over the vest term.

As a result of the adoption of SFAS 123R, our stock-based compensation increased from $9.6 million in the first quarter of fiscal 2006 to $48.8 million in the first quarter of fiscal 2007.  In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  We have estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable.  The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price.  Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  From January 29, 2006, stock-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those stock-based awards that are expected to vest.  Previously under APB 25, previously recognized expense was reversed for the portion of awards forfeited prior to vesting as and when forfeitures occurred.

Prior to the adoption of SFAS 123R, we presented deferred compensation as a separate component of shareholders’ equity.  In accordance with the provisions of SFAS 123R, on January 29, 2006, we eliminated unamortized deferred compensation totaling $62.0 million on that date with a corresponding reduction in additional paid-in capital.

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

Significant management judgment is required in determining current and long-term tax payable, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  We have recorded a valuation allowance against our net deferred tax assets due to uncertainties related to our ability to realize some of our deferred tax assets before the underlying tax attributes expire primarily related to our ability to utilize research and development tax credits and certain acquired net operating losses. The valuation allowance determination is based on an evaluation of all available positive and negative evidence in determining our estimates of taxable income in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	April 29,	April 30,
	2006	2005
	(restated)	(restated)
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	46.1	48.2
Research and development	24.8	21.4
Selling and marketing	7.4	6.0
General and administrative	3.6	2.6
Amortization of acquired intangible assets	3.3	5.4
Total operating costs and expenses	85.2	83.6
Operating income	14.8	16.4
Interest and other income, net	1.4	1.0
Income before income taxes	16.2	17.4
Provision for income taxes	3.0	2.6
Income before change in accounting principle	13.2	14.8
Cumulative effect of change in accounting principle, net of tax effect	1.7	—
Net income	14.9%	14.8%

Three Months Ended April 29, 2006 and April 30, 2005

Net Revenue

	Three Months Ended
	April 29,	April 30,
	2006	2005	% Change
Net revenue	$521,196	$364,770	42.9%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increase in net revenue in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 reflected a significant increase in volume shipments of our storage System-on-Chips, or SOCs, which increased $85.8 million, local area network (LAN) on motherboard and wireless products, which increased $28.7 million, and hard disk drive controller products, which increased $22.6 million.  The increases in net revenue were primarily due to increased acceptance of our storage SOC and LAN on motherboard products, increased market share gains in the PC desktop segment with our storage SOC products and volume shipments of our wireless products and from new design wins.  Revenue derived from development contracts decreased in absolute dollars during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, but represented less than 10% of net revenue for each period.

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

Historically, a relatively small number of customers have accounted for a significant portion of our revenue.  For the quarter ended April 29, 2006, four customers each represented more than 10% of our net revenues, for a combined total of 53% of our net revenue.  For the quarter ended April 30, 2005, four customers each represented more than 10% of our net revenue, for a combined total of 54% of our net revenue.  In addition, no distributor accounted for more than 10% of our net revenue in the quarter ended April 29, 2006 but one distributor accounted for approximately 11% of our net revenue in the quarter ended April 30, 2005.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 94% of our net revenue for each of the three months ended April 29, 2006 and April 30, 2005.  The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in United States dollars.

Cost of Goods Sold

	Three Months Ended
	April 29,	April 30,
	2006	2005	% Change
	(restated)	(restated)
Cost of goods sold	$240,233	$175,785	36.7%
% of net revenue	46.1%	48.2%
Gross margin	53.9%	51.8%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation costs. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The increase in gross margin percentage for the three months ended April 29, 2006 compared to the three months ended April 30, 2005 was primarily due to manufacturing efficiencies and product cost savings resulting from the benefits of favorable foundry pricing. Partially offsetting the increase in gross margins were higher inventory excess and obsolescence provisions, higher products costs associated with inventory that was acquired from our acquisitions, stock-based compensation costs and higher royalties.  The increase in inventory excess and obsolescence provisions was for older or slow-moving products.  The increase in stock-based compensation expense was a result of our adoption of SFAS 123R.  The increase in royalties in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was due to higher sales of products that integrated licensed technology.  The costs associated with contracted development work are included in research and development expense. Our gross margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

Research and Development and other

	Three Months Ended
	April 29, 2006	April 30, 2005	% Change
	(restated)	(restated)
Research and development and other	$129,228	$77,950	65.8%
% of net revenue	24.8%	21.4%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation expenses, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to stock-based compensation expenses of $30.4 million as a result of our adoption of SFAS 123R.  In addition, research and development expenses increased due to the net hiring of additional development personnel including personnel related to our acquisitions of the hard disk and tape drive controller business of QLogic Corporation in November 2005 and the semiconductor division of UTStarcom, Inc. in February 2006, which resulted in an increase in salary and related costs of $17.8 million. Additionally, we incurred increased costs for depreciation and amortization expense of $1.3 million arising from purchases of property, equipment and technology licenses, increased costs of $1.2 million for prototype and related product tape-out costs for new product initiatives, increased costs of $1.2 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $2.6 million related to our expanding operations. Research and development related costs for the first quarter of fiscal 2007 were $126.9 million, as compared to $76.8 million for the first quarter of fiscal 2006, an increase of $50.1 million or 65.2%.

We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel, including those from our acquisitions.

Selling and Marketing

	Three Months Ended
	April 29, 2006	April 30, 2005	% Change
	(restated)	(restated)
Selling and marketing	$38,862	$22,022	76.5%
% of net revenue	7.4%	6.0%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to stock-based compensation expenses of $8.2 million as a result of our adoption of SFAS 123R.  In addition, selling and marketing expenses increased due to the net hiring of additional sales and marketing personnel, which resulted in an increase in salary and related costs of $4.1 million. Additionally, we incurred other variable sales and marketing costs of $3.3 million related to expanding our sales and marketing activities as we broadened our customer and product base.

We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts into product markets such as consumer applications for our wireless and storage products.

General and Administrative

	Three Months Ended
	April 29, 2006	April 30, 2005	% Change
	(restated)	(restated)
General and administrative	$18,558	$9,568	94.0%
% of net revenue	3.6%	2.6%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation expenses, fees for professional services and allocated occupancy costs for these operations. The increase in absolute dollars in general and administrative expense in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to stock-based compensation expenses of $7.7 million as a result of our adoption of SFAS 123R.  In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $1.4 million.  Our expenses also increased due to higher professional fees of $1.4 million due to attorney fees associated with our on-going legal proceedings and $1.0 million due to higher professional fees as a result of our expanding operations and costs to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

Amortization of Acquired Intangible Assets

	Three Months Ended
	April 29, 2006	April 30, 2005	% Change
Amortization of acquired intangible assets	$17,351	$19,759	(12.2)%
% of net revenue	3.3%	5.4%

In connection with various acquisitions, we have recorded acquired intangible assets which are being amortized over their estimated economic lives of one to five years.  The decrease in amortization of acquired intangible assets in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was due to acquired intangible assets from the acquisition of MSIL being fully amortized at the end of fiscal 2006, offset by additional amortization of intangibles assets from other acquisitions.

Interest and Other Income, net

	Three Months Ended
	April 29, 2006	April 30, 2005	% Change
Interest and other income, net	$7,616	$3,612	110.9%
% of net revenue	1.4%	1.0%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. The increase in interest and other income, net for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to higher interest income due to higher comparable invested cash balances and higher yields on our investments.  Although combined cash and short-term investment balances increased from April 29, 2006 compared to April 30, 2005, the short-term investment balance as of April 29, 2006 decreased compared to the short-term investment balance as of April 30, 2005 due to sales of short-term investments prior to the end of the quarter ended April 29, 2006 to fund the Avago Technologies acquisition which closed on May 1, 2006.

Provision for Income Taxes

	Three Months Ended
	April 29, 2006	April 30, 2005	% Change
	(restated)	(restated)
Provision for income taxes	$15,863	$9,351	69.6%
% of net revenue	3.0%	2.6%

Our effective tax rate was 18.8% for the three months ended April 29, 2006 compared to 14.8% for the three months ended April 30, 2005.  The effective tax rates were affected by profits earned in jurisdictions where the tax rate is lower than the U.S. tax rate and by non-tax-deductible expenses, such as stock-based compensation, nondeductible acquisition related expenses and the impact of adopting SFAS 123R.

Cumulative Effects of Change in Accounting Principle, net of Tax Effect

	Three Months Ended
	April 29, 2006	April 30, 2005	% Change
		(restated)
Cumulative effect of change in accounting principle, net of tax effect	$8,846	—	100%
% of net income	1.7%	—	—

During the three months ended April 29, 2006, we recorded an adjustment for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R.

Liquidity and Capital Resources

Our principal source of liquidity as of April 29, 2006 consisted of $921.4 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities (restated)

Net cash provided by operating activities was $46.7 million for the three months ended April 29, 2006 compared to $68.9 million for the three months ended April 30, 2005. The cash inflows from operations in the three months of fiscal 2007 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first three months of fiscal 2007 included $17.4 million related to amortization of acquired intangible assets, $15.6 million of depreciation and amortization expense and $48.8 million of stock-based compensation.  Significant working capital changes contributing to positive cash inflow in the first three months of fiscal 2007 included an increase of $15.1 million in income tax payable resulting from higher taxable income in the first three months of fiscal 2007 and a decrease in inventory of $8.7 million, primarily as a result of a reduction in wafer starts.  The number of days in inventory has increased at the end of the first quarter of fiscal 2007 to 77 days compared to 58 days at the end of the first quarter of fiscal 2006 due primarily to a higher comparable inventory balance at the end of each respective quarter.  We expect the number of days in inventory to fluctuate in the range of approximately 60 to 75 days depending on our wafer starts and the inventory purchase needs of our customers as well as lead times and competitive situations in the marketplace.

Significant working capital changes offsetting positive cash flows in the first three months of fiscal 2007 included an increase in accounts receivable of $48.4 million primarily due to higher total net revenue in the first three months of fiscal 2007 compared to the first three months of fiscal 2006. Although accounts receivable increased, the days sales outstanding, or DSO, metric has remained consistent in the first three months of both fiscal 2007 and 2006 at 51 days.  Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.  Also contributing to working capital changes offsetting positive cash flow in the first three months of fiscal 2007 was a decrease in accounts payable of $45.9 million due to payments on outstanding balances and an increase in prepaid and other assets of $25.8 million due primarily to a $23.0 million payment in connection with a capacity reservation agreement with a foundry.

Net cash provided by operating activities was $68.9 million for the three months ended April 30, 2005. The cash inflow from operations in the first three months of fiscal 2006 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first three months of fiscal 2006 included $19.8 million related to amortization of acquired intangible assets, $13.4 million of depreciation and amortization expense and $9.6 million of amortization of stock-based compensation.  Significant working capital changes contributing to positive cash inflow in the first three months of fiscal 2006 included a decrease in inventory of $15.7 million, primarily as a result of better visibility of forecasted demand, as well as reduced cycle times from our foundry vendors.  Accordingly, the number of days in inventory decreased at the end of the first quarter of fiscal 2006 to 58 days compared to 76 days at the end of the first quarter of fiscal 2005.  Other working capital changes contributing to positive cash inflow in the first three months of fiscal 2006 included an increase of $8.1 million in income tax payable resulting from higher taxable income in the first three months of fiscal 2006 and an increase of $2.6 million in deferred income due to increased shipments of product to distributors during the first quarter of fiscal 2006.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7.0 million for the three months ended April 29, 2006 and $17.0 million for the three months ended April 30, 2005.  In the first three months of fiscal 2007 and 2006, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.  The proceeds from the issuance of common stock were primarily due to the exercises of stock options.  The increase in capital lease obligations was due to additional computer-aided design software licenses, which we have acquired for use in our research and development activities.

Contractual Obligations and Commitments (restated)

Our relationships with our foundries allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of April 29, 2006, foundries had incurred approximately $145.0 million of manufacturing expenses on our outstanding purchase orders. The purchase obligations are included in outstanding purchase commitments as of April 29, 2006.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of April 29, 2006, payments totaling $129.0 million (included in prepaid expenses and other current assets and other non current assets) have been made and approximately $44.6 million of the prepayment has been utilized as of April 29, 2006.  At April 29, 2006, remaining commitments under the agreement were approximately $45.2 million.

In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and was amended in the third quarter of fiscal 2006 to end December 31, 2005. In February 2002, we consolidated our three existing facilities in California into this new building. The leases on two of our former facilities expired in February 2002 and June 2005, respectively, but we have an ongoing, non-cancelable lease for the remaining facility, for which we have obtained a sublease. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $3.4 million as of April 29, 2006.  At April 29, 2006, cash payments of $10.1 million, net of sublease income had been made in connection with this charge. Approximately $3.4 million is accrued for this facilities consolidation charge as of April 29, 2006 of which $0.7 million was the current portion while the long-term portion totaling $2.7 million is payable through 2010.

On November 4, 2005, we completed the acquisition of the hard disk and tape drive controller semiconductor business of QLogic Corporation.  The acquisition was completed in accordance with the terms and conditions of an Asset Purchase Agreement dated August 29, 2005.  Under the terms of the agreement, in exchange for certain assets and intellectual property of QLogic, we paid $180.0 million in cash and issued 980,499 shares of our common stock to QLogic valued at $45.6 million for consideration of $225.6 million.  An additional payment of $4.0 million was made for an inventory adjustment, resulting in total cash paid of $184.0 million and total consideration of $232.5 million, including acquisition costs.  Pursuant to the agreement, on the closing date, we placed a portion of the shares in escrow as security for our indemnification rights under the agreement.  The shares can be held in escrow for up to 12 months from the closing date.  Our shares of common stock were issued pursuant to an exemption under the Securities Act of 1933.

On February 16, 2006, we completed the acquisition of the semiconductor division of UTStarcom, Inc. for $24.0 million in cash. In the third quarter of fiscal 2007, we recorded $16.0 million of contingent consideration based on certain defined milestones being achieved in August 2006.

In April 2006, we made a deposit of $0.5 million for the purchase of land in Singapore.  We plan to make additional commitments to construct a building for our Singapore office.  We are still in the preliminary stages of defining the scope of the work to be performed as well as selecting contractors.  As such, we have not been able to assess and determine how much we expect to incur in connection with the improvements for the building.

On May 1, 2006, we completed the acquisition of the printer semiconductor business of Avago Technologies Limited. Under the agreement, we paid $251.5 million in cash upon closing of the transaction. In the third quarter of fiscal 2007, we accrued $10.0 million of contingent consideration based on certain defined milestones being achieved in October 2006.  We may pay an additional $25.0 million if defined milestones are achieved at various intervals through October 2007.

On November 8, 2006, we completed its acquisition of the communications and application processor business of Intel Corporation (“ICAP Business”) and paid $600.0 million in cash upon closing of the transaction.  We recorded a one-time charge for purchased in-process research and development expenses related to the acquisition of $77.8 million in the fourth fiscal quarter of fiscal 2007.  In addition to the asset purchase, we entered into certain additional agreements with Intel, including a supply agreement.  Under the terms of the agreement we have committed to purchase and Intel has agreed to supply through June 2008 a minimum number of wafers at fixed prices.  If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by us and the quantities of supply required under the supply agreement commitment, Intel will invoice us for the shortfall and will deliver the corresponding quantity upon receipt of payment from us.  The supply agreement requires us to prepay for certain wafers six months in advance of delivery and requires us to issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement.

In November 2006, we borrowed $400.0 million from a group of lenders in the form of term loans to partially finance the acquisition of the ICAP Business.  Amounts borrowed under the credit agreement bear interest at the higher of the lender’s prime rate or 0.5% per annum above the Federal Funds Effective Rate, as defined in the agreement, plus a 1% margin.  In the case of Eurodollar loans, amounts borrowed bear interest at a rate equal to Adjusted LIBOR plus 2% margin.  Such margins are subject to reductions or increases depending on our credit rating.  The credit agreement also contains customary covenants, including financial covenants.  We may repay the term loans at any time without premium or penalty.  We must also prepay the term loans depending on certain specified events.  Certain of our subsidiaries have guaranteed the obligations under the credit agreement.  In connection with the credit agreement, the Company and three of our subsidiaries entered into pledge agreements with the lender to which each such entity has granted the lender a security interest in the equity interests held by such entity in certain affiliates.

We currently intend to fund our short and long-term capital requirements, as well as our liquidity needs, with existing cash, cash equivalents and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements, including acquisitions and commitments for at least the next twelve months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalents and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into acquisitions or strategic arrangements in the future, which could also require us to seek additional debt or equity financing, which in turn may be dilutive to our current shareholders. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our contractual obligations as of April 29, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
						There-
	2007	2008	2009	2010	2011	after	Total
	(remaining
	nine months)
Contractual obligations:
Operating leases	$4,919	$6,183	$5,934	$4,087	$3,669	$28,740	$53,532
Capital lease obligations	14,408	17,896	8,781	2,389	—	—	43,474
Purchase commitments to foundries	145,031	—	—	—	—	—	145,031
Capacity reservation commitment	45,180	—	—	—	—	—	45,180
Mask purchase commitment	4,500	—	—	—	—	—	4,500
Capital purchase obligations	63,176	—	—	—	—	—	63,176
Acquisition related commitments	247,000	—	—	—	—	—	247,000
Total contractual cash obligations	$524,214	$24,079	$14,715	$6,476	$3,669	$28,740	$601,893

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

On May 1, 2006, we entered into an asset purchase agreement with a third party to acquire intellectual property and property and equipment.  Under terms of the agreement, we paid $7.0 million in cash upon closing of the transaction.  In addition to the asset purchase, Marvell and the third party agreed to enter into certain additional agreements, including a transition services agreement, a product distribution agreement and an intellectual property agreement.  We may also record an as-yet undetermined one-time charge for purchased in-process research and development expenses related to the acquisition, the amount of which, if any, would be recorded in our second fiscal quarter of fiscal 2007.

Restatement related Impacts:  The additional payable for payroll taxes associated with affected stock option grants of approximately $10.6 million, additional Section 409A expenses for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million, and Section 162(m) liabilities of $26.5 million for cumulative period from fiscal 2001 through 2007, represents potential future cash outflow totaling $61.3 million.

The IRS has provided taxpayers with the following two ways of correcting unexercised discounted stock options: 1) setting a fixed exercise date; and 2) increasing the exercise price of the option up to the fair market price on the date of grant. We are actively evaluating these options.  The discount associated with unexercised stock options outstanding as of January 27, 2007 amounted to approximately $51.7 million. We have not determined the tax consequences associated with these potential future remedies.

Prospective Capital Needs:  We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.  In the event that we may need or desire to raise additional funds to prepay our term loan obligation or consummate acquisitions of other businesses, assets, products or technologies, we could raise such funds by electing to sell equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  Our existing credit agreement however limits our ability to borrow additional funds.  Certain covenants would have to be met.  Additionally, we have not been in full compliance with NASDAQ Marketplace Rule 4310(c)(14) which requires us to timely file with the SEC all filings required by the Exchange Act of 1934.  We expect to file all required filings as soon as practicable.

However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Select Market.  If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock may be subject to delisting from the NASDAQ Global Select Market.  If our shares of common stock are delisted from the NASDAQ Global Select Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market.  If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price.

Even if we become compliant with the NASDAQ conditions for continued listing, because one of the eligibility requirements for use of a Form S-3 filing is that an issuer must have timely filed all reports required to be filed with the SEC during the preceding twelve calendar months, we will not be able to register securities on Form S-3 and would be required to register those securities using a Form S-1 registration statement, which can be more complex, time consuming and expensive.  If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.  In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common stock.

Off-Balance Sheet Arrangements

As of April 29, 2006, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and Statement No. 3.  The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We adopted this standard in the quarter ended April 29, 2006 and the adoption will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

Related Party Transactions

During the first quarter of fiscal 2006 and 2005, we incurred approximately $0.4 million and $0.3 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja, and former Executive Vice President and Chief Operating Officer, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The expenses were the result of our use of the aircraft for business travel purposes. The pricing was based on values determined to be market prices.

On February 19, 2005, we, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX Inc. (“MagnetoX”). The development agreement has substantially similar terms as other development agreements with other third parties.  We did not recognize any revenue from the development agreement or product revenue during the first quarter of fiscal 2007. Herbert Chang, one of our directors, is a shareholder of MagnetoX and its Chairman and Chief Executive Officer. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, we, through our subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties.  We recognized $0.2 million of revenue from the License Agreement with C2Micro during the first quarter of fiscal 2007.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro.  We have recorded a receivable of $69,000 as of April 29, 2006.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, our Chief Technology Officer, is also a shareholder of C2Micro.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of April 29, 2006 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2007 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2007	2008	2009	2010	2011	Total	Fair Value
Variable Rate	$263,086	$—	$—	$—	$—	$263,086	$263,086
Average Interest Rate	4.82%	—	—	—	—	4.82%
Fixed Rate	$68,014	$37,729	$20,177	$5,010	$—	$130,930	$128,935
Average Interest Rate	3.00%	3.05%	3.57%	4.75%	—	3.17%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of April 29, 2006 would have an immaterial effect on our financial position, results of operations and cash flows.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $11.7 million at April 29, 2006, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Item 4.  Controls and Procedures

Stock Option Review

As discussed in Note 1 to our Consolidated Financial Statements and in our Management’s Discussion and Analysis of Financial Condition, our internal review of our stock option granting practices resulted in the restatement of certain previously filed annual and quarterly financial statements.

Management’s Consideration of Restatement

At the time that our Quarterly Report on Form 10-Q for the three months ended April 29, 2006 was filed on June 8, 2006, our Chief Executive Officer and then Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 29, 2006. Subsequent to that evaluation, our management, including our Chief Executive Officer and current interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of April 29, 2006 because of the material weaknesses identified below.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of April 29, 2006.  Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of April 29, 2006 because of the material weaknesses described below.

Control environment. We did not maintain an effective control environment based on criteria established in the COSO framework and commensurate with our rapid growth and increasing complexity.  Our management, including those individuals responsible for our Finance and Legal Departments, did not exercise the necessary rigor and commitment to internal control over financial reporting.  Specifically, certain individuals involved in the stock option process said that they did not feel able to provide frank advice to senior management  regarding controls over processing, recording and reporting of stock options transactions.  This lack of an effective control environment contributed to the restatement of the consolidated financial statements of annual periods through fiscal 2006, each of the quarters of fiscal year 2006, as well as the first quarter of fiscal year 2007.  Additionally, this lack of an effective control environment could result in misstatements of any of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected; this lack of effective control environment also contributed to the material weaknesses described below. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Control over stock option granting process. We did not maintain effective controls over the stock option granting process. Our controls, including monitoring controls, policies and procedures relating to the granting process were not effective. Specifically, effective controls were not maintained to ensure the validity of stock option grants and related supporting documentation and to ensure the accuracy of the measurement dates and associated accounting treatment for options granted. This lack of effective controls contributed to the restatement of the consolidated financial statements of annual periods through 2006, each of the quarters of fiscal year 2006, as well as the first quarter of fiscal year 2007. Additionally, this lack of effective controls could result in misstatements of any of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Controls over stock-based compensation expense under FAS 123(R). We did not maintain effective controls over the accounting for and disclosure of our stock-based compensation expense.  Our controls, including monitoring controls, policies and procedures relating to the accounting for and disclosure of stock-based compensation were not effective.  Specifically, effective controls were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of our stock-based compensation expense.  This control deficiency resulted in audit adjustments to stock-based compensation expense for the year ended January 27, 2007.  This control deficiency could also result in a misstatement to compensation expense that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

The following were changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, on are reasonably likely to materially affect, our internal control over financial reporting:

•                  a material weakness was indentified in controls over stock-based compensation expense under FAS 123R as described above.

Implemented or Planned Remedial Actions of 2007 Material Weaknesses

Subsequent to April 29, 2006, we implemented or plan to implement further remedial actions, specifically:

•                  Implemented or planned remediation efforts regarding the material weakness in internal control over financial reporting related to an ineffective control environment include the following:

We accepted the resignation of our former Vice President of Finance and Chief Financial Officer, George A. Hervey, on May 2, 2007.  We also accepted Weili Dai’s resignation from her position as our Executive Vice President and Chief Operating Officer.  The Implementation Committee of our Board of Directors determined, contrary to the recommendation of the Special Committee that Ms. Dai have no continuing role with the Company, that retaining the services of Ms. Dai in a substantially reduced capacity as Director of Strategic Marketing and Business Development, an individual contributor in a non-managerial role, and under the auspices of the Implementation Committee better serves the interests of all shareholders.  Ms. Dai will have no authority to undertake any decisions affecting internal controls or financial matters of the Company.  The Implementation Committee will provide periodic compliance updates to the Board of Directors on Ms. Dai’s activities.

Dr. Sehat Sutardja will remain Chief Executive Officer and a member of the Board, but will step down as Chairman of the Board in favor of a non-executive Chairman. The Implementation Committee believes that the reconstitution of the Board of Directors, the separation of the role of Chairman of the Board from that of Chief Executive Officer and President and the hiring of key qualified senior executives in Finance, Operations and Compliance will help address the issues discussed in the material weakness relating to our control environment noted above.

Following the Special Committee’s recommendations, we are conducting a search for a new Chief Operating Officer, Chief Financial Officer, General Counsel and Vice President of Compliance.  The Vice President of Compliance will report directly to the Audit Committee of the Board.  Additionally, the Board’s Governance Committee is conducting a search for three new independent directors to fill existing vacancies.  One of these independent directors will succeed Dr. Sutardja as Chairman of the Board.

•                  Implemented or planned remediation efforts regarding the material weakness over accounting for and disclosure of our stock-based compensation expense under FAS 123R includes the changes in internal control over financial reporting as stated above along with the following:

We reviewed the accounting for and disclosure of our stock-based compensation expense process and have assessed the need for additional managerial and qualified staff resources.  Once these qualified individuals are hired and training of appropriate personnel is completed, effective monitoring controls will be in place and maintained to ensure existence, completeness, accuracy, valuation and presentation of our stock-based compensation expense.

As a result of the material weaknesses described above, management, with the assistance of outside consultants, reviewed key areas within internal control over financial reporting and the related financial statement accounts and disclosure for the periods ended April 28, 2006 and January 28, 2006.  Based on the review performed, management did not identify any evidence that would prevent our Audit Committee or current management from approving our financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which if approved by the court would result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order.” The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A).  On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order.  The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members.  A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The court took the matter under submission. Meanwhile the consolidated case against the underwriters has proceeded. On October 2004, the district court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the settlement class contemplated by the proposed issuer settlement would be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied the petition.  At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling.  While not yet ruling on the matter, the district court has suggested that the parties will likely withdraw and seek to reformulate the current settlement in light of the Second Circuit ruling.

Jasmine Networks Litigation. On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court alleging claims against three officers and us for improperly obtaining and using information and technologies during the course of the negotiations with our personnel regarding the potential acquisition of certain Jasmine assets by us.  The lawsuit claims that our officers improperly obtained and used such information and technologies after we signed a non-disclosure agreement with Jasmine.  We believe the claims asserted against our officers and us are without merit and we intend to defend all claims vigorously.

On June 21, 2005, we filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees.  The cross complaint was later amended to name two individual officers of Jasmine.  On May 15, 2007, we filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine.  Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to us technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights.  The cross complaint seeks declaratory judgment that our technology does not incorporate any of Jasmine’s alleged technology.  The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology.  We intend to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint.

CSIRO Litigation. In 2004, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) sent notice letters to a number of Wi-Fi System manufacturers regarding CSIRO’s patent, U.S. Patent No. 5,487,069 as it relates to IEEE 802.11a and 802.11g wireless standards.  In May 2005, a group of system manufacturers, including customers of our 802.11a or 802.11g wireless LAN products, filed an action in the United States District Court for the Northern District of California seeking a declaratory judgment against CSIRO that the plaintiff manufacturers’ products employing the IEEE 802.11a or 802.11g wireless standards do not infringe CSIRO’s  patent, U.S. Patent No. 5,487,069.  In September 2006, CSIRO filed an answer and counterclaims alleging that plaintiffs’ products that employ those wireless standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys’ fees and costs, and an injunction against sales of infringing products.  In December 2006, the district court granted CSIRO’s motion to transfer the case to the United States District Court for the Eastern District of Texas, where CSIRO had brought a similar lawsuit against another company.  As a result of CSIRO’s counterclaims for patent infringement, a customer of ours has sought indemnification from us.  Also in December 2006, CSIRO filed suit in the United States District Court for the Eastern District of Texas against several manufacturers and suppliers of wireless products, including customers of our 802.11a or 802.11g wireless LAN products.  The complaint alleges that the manufacture, use and sale of wireless products compliant with the IEEE 802.11a or 802.11g wireless standards infringes on the CSIRO patent.  As a result of CSIRO’s claim for patent infringement, another customer of ours has sought indemnification from us.  In response to these demands for indemnification, we have acknowledged the demands and incurred costs in response to them.

On May 4, 2007, we filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the CSIRO patent is invalid and unenforceable and that we and our customers do not infringe the CSIRO patent.  The complaint also seeks damages and a license for us and our customers on reasonable and non-discriminatory terms in the event our 802.11a/g wireless LAN products are found to infringe and the CSIRO patent is found to be valid and enforceable.  CSIRO has not yet responded to the complaint.

Shareholder Derivative Litigation.  Between July 7, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California.  Each of these lawsuits names us as a nominal defendant and a number of our current and former directors and officers as defendants.  Each lawsuit seeks to recover damages purportedly sustained by us in connection with our option granting processes, and seeks certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative Litigation.  The plaintiffs filed an amended and consolidated complaint on November 1, 2006.  On January 16, 2007, we filed a motion to dismiss the consolidated complaint for lack of standing or, in the alternative, stay proceedings.  Pursuant to stipulations among the parties and orders of the court, our motion is currently scheduled to be heard on November 2, 2007.

On February 12, 2007, a new purported derivative action was filed in the United States District Court for the Northern District of California.  Like In re Marvell Technology Group Ltd. Derivative Litigation, this lawsuit names us as a nominal defendant and a number of our current and former directors and officers as defendants.  It seeks to recover damages purportedly sustained by us in connection with our option granting processes, and seeks certain corporate governance and internal control changes.  On May 1, 2007, the court entered an order consolidating this lawsuit with In re Marvell Technology Group Ltd. Derivative Litigation.

On May 29, 2007, the court entered an order staying discovery in this matter pending resolution of our motion to dismiss.

Securities Litigation.  Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors.  The complaints allege that we and certain of our officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options.  The complaints seek, on behalf of persons who purchased our common stock during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements.  Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation.  By an order of the court dated February 28, 2007, the plaintiffs must file a consolidated complaint no later than 45 days after we file restated financial statements with the SEC.

SEC and United States Attorney Inquiries.  In July 2006, we received a letter of informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents relating to our stock option grants and practices.   We also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents.  On April 20, 2007, we were informed that the SEC is now conducting a formal investigation in this matter. On June 8, 2007, we received a document subpoena from the SEC. We have cooperated with the SEC and the United States Attorney regarding these matters and intend to continue to do so.  We cannot predict the outcome of these investigations.

General.  We are also party to other legal proceedings and claims arising in the normal course of business.

The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of our management.  Although the legal responsibility and financial impact with respect to these proceedings and claims cannot currently be ascertained, we do not believe that these matters will result in our payment of monetary damages, net of any applicable insurance proceeds, that in the aggregate would be material in relation to our consolidated financial position or results of operations. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require us to pay damages or one-time license fees or royalty payments, which could adversely impact gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. There can be no assurance that these matters will be resolved in a manner that is not adverse to our business, financial condition, results of operations or cash flows.

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

Matters related to the internal review of our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see the discussion included in Part II, Item 1 — “Legal Proceedings,” of this Report as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission (“the SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information.The SEC is conducting a formal inquiry into our historical stock option granting practices and we received a grand jury subpoena from the United States Attorney’s Office for the Northern District of California requesting documents relating to our historical stock option granting practices. No assurance can be given regarding the outcomes of litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming and expensive, and may distract management from the conduct of our business. Further, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows.

In addition, while we believe that we have, in completing the restatement of our financial statements, made appropriate judgments in determining the correct measurement dates and disclosures relating to our stock option investigation, the SEC may disagree with the manner in which we reported the results of the investigation or accounted for and reported, or did not report, the corresponding financial impact. Accordingly, it is possible that we will be required to restate further our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

A number of our current and former executive officers and directors have been named as parties to several derivative action lawsuits arising from our internal option review, and there is a possibility of additional lawsuits, all of which could require significant management time and attention and result in significant legal expenses.

We are subject to a number of lawsuits purportedly on behalf of us against certain of our current and former executive officers and board members, and we may become the subject of additional private lawsuits. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and such lawsuits. The expenses associated with these lawsuits may be significant, the amount of time to resolve these lawsuits is unpredictable and defending these lawsuits may divert management’s attention from the day-to-day operations of our business, which could have a material adverse effect on our financial condition, business, results of operations and cash flows.

Recent changes in our management may cause uncertainty in, or be disruptive to, our business.

We have recently experienced significant changes in our management and our board of directors.  In May 2007, our former Chief Financial Officer resigned and our Executive Vice President and Chief Operating Officer, who is one of our co-founders, resigned from those positions and as a member of our board of directors and will continue in a non-management role.  Also, the general counsel of our U.S. operating subsidiary was terminated in March 2007.  We are conducting a search for a permanent Chief Operating Officer, Chief Financial Officer and General Counsel.  We have also commenced a search for three new independent directors to fill existing vacancies on our board of directors, one of whom will succeed Dr. Sehat Sutardja as Chairman of the Board.  We cannot assure you that we will find qualified candidates in a timely manner.  These changes in our management and board of directors may be disruptive to our business, and, during the transition period, there may be uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. Our future success will depend to a significant extent on the ability of our management team to work together effectively.  The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.  Moreover, our success will depend on our ability to attract, hire and retain management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group going forward.  If we are unable to attract and retain effective permanent replacements for our key executives in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired.  Competition for qualified senior employees can be intense. We expect to experience difficulty in hiring and retaining highly skilled individuals with appropriate qualifications to support our growth and expansion. For example, both our interim Chief Financial Officer and interim General Counsel may choose not to participate as candidates in our search to fill these positions.  If we fail to attract, hire and retain qualified management individuals, it could lead to dissatisfaction among our customers, which could slow our growth or result in a loss of business.

We have been named as a party to several purported class action and derivative lawsuits relating to our past option granting practices, and we may be named in additional litigation, all of which could cause our business, financial condition, results of operations and cash flows to suffer.

We have been named as a nominal defendant in purported shareholder derivative actions that name a number of our current and former directors and officers as defendants and that seek to recover damages purportedly sustained by us in connection with our option granting practices.  Further, putative class actions have been filed against us and certain of our officers and directors that allege violations of the federal securities laws and seek to recover damages.  We may in the future be subject to additional litigation relating to our past option granting practices.  Regardless of the outcome, this litigation, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees.  An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The matters relating to the internal review of our historical stock option granting practices and the restatement of our financial statements may otherwise adversely impact our business.

As a result of our delayed filing of our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 29, 2006, October 28, 2006, and April 27, 2007 and our Annual Report on Form 10-K for the fiscal year ended January 27, 2007, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Employees who were awarded options that were granted at a discount from fair market value and were all or partially unvested as of December 31, 2004, which we refer to as discount options, may be subject to income tax liability on the vesting date of those discount options in addition to a 20% excise tax under Internal Revenue Code (“IRC”) section 409A. California has adopted IRC 409A and therefore a 20% excise tax will be levied on all California employees. In considering actions that we believe would be in the best interests of our shareholders and employees and might substantially reduce or eliminate section 409A exposure and adverse state tax liability for our employees, we have elected to comply with the Franchise Tax Board Notice 2007-1 program in California. The program allows us to pay the additional 20% tax and interest due to the exercise of certain discounted stock options in 2006 pursuant to Revenue and Taxation Code §17501.  There is no guarantee that this measure to address employees’ adverse tax consequences will be effective or successful. Any such measures may cause us to incur additional cash or noncash compensation expense. In addition, these measures, or the failure of these measures, may require us to incur substantial expenses for legal, accounting, tax and other professional services, could cause employee satisfaction and retention issues, and may divert our management’s attention from our business, which could in the future harm our business, financial condition, results of operations and cash flows.

We have had material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We have determined that we have had material weaknesses in internal control over financial reporting.  Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting.

Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth and numerous acquisitions in recent periods, and our possible future expansion through additional acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under the Sarbanes-Oxley Act. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.  If we fail to maintain effective internal controls we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective in future periods.

We have not been in compliance with SEC periodic reporting requirements and NASDAQ listing requirements and may continue to face compliance issues with both, which could result in the delisting of our common shares from The NASDAQ Stock Market.

As a result of our failure to timely file our quarterly reports on Form 10-Q for the fiscal quarters ended July 29, 2006 and October 28, 2006 (the “Fiscal 2007 10-Qs”), this annual report on Form 10-K for the fiscal year ended January 27, 2007 (the “10-K”) and the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2007 (“Q1 Fiscal 2008 10-Q”) (together with the Fiscal 2007 10-Qs, the “delayed Forms 10-Q”), we have not been in full compliance with NASDAQ Marketplace Rule 4310(c)(14) which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934.  With the filing of this 10-K and the Fiscal 2007 10-Qs, which have been filed concurrently, we still must file our Q1 Fiscal 2008 10-Q to regain compliance with Marketplace Rule 4310(c)(14).  We expect to file our Q1 Fiscal 2008 10-Q as soon as practicable.

If the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of our common stock from the NASDAQ Global Select Market.  If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock may be subject to delisting from the NASDAQ Global Select Market. If our shares of common stock are delisted from the NASDAQ Global Select Market, they may not be eligible to trade on any national securities exchange or the over-the counter market. If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. A delisting from the NASDAQ Global Select Market may also have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

We are obligated to purchase and pre-pay for specified volumes of wafers from Intel Corporation which will adversely affect our cash flow and could lead to inventory write-downs and related charges to our earnings, but Intel is not obligated to increase supply if we encounter unexpected demand.

In connection with our acquisition of Intel’s communications and application processor business, we entered into a supply agreement with Intel in an effort to secure supplies of the products and wafers that we will need to sell the acquired product lines.  Under the terms of the supply agreement we have committed to purchase and Intel has agreed to supply, through June 2008, a minimum number of wafers at fixed prices.  If at the end of any Intel fiscal quarter, there is a shortfall between the quantity of supply ordered by us and the quantities of supply required under the supply agreement commitment, Intel will invoice us for the shortfall and will deliver the corresponding quantity upon receipt of payment from us.  The agreement requires us to prepay for certain wafers six months in advance of delivery and issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement.

The supply agreement contractually commits us to purchase supply from Intel regardless of future end customer demand for these products.  The amount of wafers we committed to purchase was largely based on our forecasted demand over an extended period of time.  Forecasting demand over such a period of time is difficult and is subject to many risks.  If the level of demand does not materialize to consume the product we are obligated to purchase from Intel, we may record additional charges for excess inventory purchases and commitments which could be material.

The supply agreement also requires us to purchase inventory earlier than anticipated product shipments to our customers.  As a result, we expect our inventory balances for these products to increase, resulting in higher inventory balances and the associated carrying costs.  Additionally, these higher levels of inventory increase our risk of holding excess and obsolete inventory.  This could harm our business, results of operations and cash flows by leading to inventory write-downs and related charges to our earnings.

The supply agreement also limits the amount of product that Intel is required to supply to us.  If we experience an increase in demand, we might not be able to secure enough supply from Intel to meet that demand.  This would lead to lost sales in the short term as well as the long term due to possible customer dissatisfaction.

If we are unable to successfully transition and secure production capacity for our communications and application processor business, we could lose a significant portion of that business.

Our supply agreement with Intel was entered into to secure a supply of wafers and products during a transition period while we arranged for our independent foundries and other contractors to begin fabrication, assembly and test for these products.  Intel is only obligated to supply specified quantities of product for a limited amount of time, no later than June 2008.  Some of these products are at earlier stages in their new product introduction processes, where manufacturing yields are not yet consistent and changes to the design and processes may still have to be made.  This can make the transition of the manufacture of these products to independent foundries and other contractors more complicated and expensive.  If we do not successfully transition the production of the wafers and products to independent foundries and other contractors, we will be unable to meet customer demand for these products.  This could result in a material decline in revenues, net income, and cash flow.  Additionally, our customers could become dissatisfied with us and not continue to use our products if and when we were able to resume providing them with products or if the newly transitioned products would require extended customer re-qualification.

Our recent acquisitions and any future acquisitions could harm our operating results and share price.

In 2005, we acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation and the semiconductor design business division of UTStarcom, Inc.  In May 2006, we acquired the printer semiconductor division of Avago Technologies, Pte. as well as certain intellectual property and property and equipment from another company.  On June 27, 2006, we announced the signing of a definitive agreement to acquire certain assets of the communications and application processor business from Intel Corporation.

Any of these acquisitions, as well as acquisitions in the future, could materially harm our operating results or liquidity as a result of possible concurrent issuances of dilutive equity securities or payment of cash. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. In addition, if we acquire a business that is operating at a loss or at lower overall gross margins than our other businesses, as is the case with the communications and application processor business we acquired from Intel, our profitability will be harmed unless we can improve its performance.We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.7 billion as of April 29, 2006. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

•                  the potential loss of key employees of an acquired company; and

•                  the potential dilution of earnings through acquisitions and options granted to employees of acquired companies or businesses.

Our ability to realize the expected benefits of our acquisition of the communications and application processor business of Intel Corporation and to eliminate the operating losses of that business will depend in large part on our ability to transition the manufacturing of that business’ products from Intel to third-party foundries, increase the gross margin of those products, and retain the business’ relationship with its principal customers, as well as the factors described above relating to our ability to integrate effectively the acquired business and its technologies, operations and personnel.

A significant portion of our business is dependent on the hard disk drive industry, which is highly cyclical, experiences rapid technological change, and is facing increased competition from alternate technologies.

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

Future changes in the nature of information storage products may reduce demand for traditional hard disk drives.  For instance, products using alternative technologies, such as semiconductor memory, optical storage, and other storage technologies could become a significant source of competition to manufacturers of hard disk drives.  Flash memory has typically been more costly than disk drive technologies.  However, flash memory manufacturers have been reducing the prices for their products, which could enable them to complete more effectively with very small form factor hard disk drive products.  Demand for hard disk drives could be reduced if alternative storage technologies such as flash memory can meet customers’ cost and capacity requirements.

We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.

In the first three months of fiscal 2007, approximately 53% of our net revenue was derived from sales to four customers, each of which individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 15%, Toshiba accounted for approximately 13%, Samsung accounted for approximately 13% and Fujitsu accounted for approximately 12%.  No distributor accounted for 10% of our net revenue during the first three months of fiscal 2007. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

If we are unable to accurately predict our future sales and to appropriately budget for our expenses, our operating results could suffer.

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

Because we expect to experience continued lower sequential growth rates in future periods, investors should not rely on our historical growth rates when evaluating our business.

From fiscal year 2003 to fiscal year 2005, we reported significant sequential quarterly growth in revenues; however, our revenues have been inconsistent and have generally grown at a slower sequential rate in the seven quarters ending with the first quarter of fiscal 2007 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

Changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices by regulators may adversely affect our reported financial results or the way we conduct our business.

For example, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments, FASB Statement No. 123R (revised 2004),  Share-Based Payment  (FAS 123R), which required us, starting January 29, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations will reduce our earnings per share, which could negatively impact our future stock price.

If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our operating results and competitive position will be harmed.

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of our products is highly complex. We occasionally have experienced delays in completing the development and introduction of new products and product enhancements, and we could experience delays in the future. Even if new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of them in a timely manner.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 2,795 employees, as of April 29, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. Although we have implemented an enterprise resource planning system to help us improve our planning and management processes and are implementing a new human resources management system, we anticipate that we will also need to continue to implement and improve a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. These processes can be time consuming and expensive, increase management responsibilities, and divert management attention.  If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

We rely on independent foundries and subcontractors for the manufacture, assembly and testing of our integrated circuit products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on several third-party foundries to produce substantially all of our integrated circuit products. We also currently rely on several third-party assembly and test subcontractors to assemble, package and test our products. The resurgence of severe acute respiratory syndrome, the outbreak of avian flu and any similar future outbreaks in Asia, where these foundries are located, could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and harm our business, financial condition or results of operations.

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

A number of our subsidiaries are incorporated under the laws of, and their principal offices are located in, the State of Israel and, therefore, their business operations may be harmed by adverse political, economic and military conditions affecting Israel.

Each of Marvell Semiconductor Israel Ltd. (MSIL), Marvell T.I. Ltd. (MTIL) and Marvell Software Solutions Israel Ltd. (MSSI) is incorporated under the laws of and has its principal offices in Israel. In addition, MSIL and MSSI and maintain their research and development operations in Israel. Thus, MSIL, MTIL and MSSI are directly influenced by the political, economic and military conditions affecting Israel. Major hostilities involving or within Israel could disrupt MSIL, MTIL and MSSI’s operations. For example, continued hostilities between Israel and the Palestinian authority in recent months have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the ongoing situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of each of MSIL, MTIL and MSSI.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We cannot predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forgo revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

The international nature of our business exposes us to financial and regulatory risks that may adversely impact our revenues and profitability.

International operations are subject to a number of risks that may limit our ability to design, develop, test or market certain technologies and products, which could in turn have an adverse effect on our results of operations and financial condition, including:

•                  international terrorism and anti-American sentiment, particularly in the emerging

•                  security concerns, including crime, political instability, armed conflict and civil or military unrest;

•                  local business and cultural factors that differ from our normal standards and practices in the United;

•                  regulatory requirements and prohibitions that differ between jurisdictions;

•                  laws and business practices favoring local companies;

•                  differing employment practices and labor issues;

•                  withholding tax obligations on  revenues that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may increase tax rates, which could result in increased tax withholdings and penalties;

•                  less effective protection of intellectual property than is afforded to us in the United States or other developed countries; and

•                  limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers and natural disasters.

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

We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenues may not increase or may decline. In addition, some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. As a result, these competitors may have greater credibility with our existing and potential customers. Moreover, our competitors may foresee the course of market developments more accurately than we do. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we do, which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements. In addition, new competitors or alliances among existing competitors could emerge. We expect to face competition in the future from our current competitors, other manufacturers and designers of integrated circuits, and innovative start-up integrated circuit design companies. Many of our customers are also large, established integrated circuit suppliers. Our sales to and support of such customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.

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

Availability of foundry capacity has in the recent past been constrained due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing a long-term guaranteed production capacity agreement with one of our foundries. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. Although we use several independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.

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

Highly complex products such as the products that we offer frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. Historically, we have been able to design workarounds to fix these defects and bugs with minimal to no disruption to our business or our customers’ business. If any of our products contain defects or bugs, or have reliability, quality, or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To resolve these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially harmed.

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

Our U.S. headquarters located in Santa Clara, CA, land in Singapore, building in Malaysia, building in Switzerland and buildings in Shanghai, China subject us to the risks of owning real property, including:

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

•      the potential disruption of our business and operations arising from or connected with a relocation due to moving to or renovating the facility;

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of and harm our ability to sell our products. We do not have employment contracts with our key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

Our officers and directors own a large percentage of our voting stock, and two of them, together with another employee, are also significant shareholders and are related by blood or marriage. These factors may allow the officers and directors as a group or the three related employees to greatly influence the election of directors and the approval or disapproval of significant corporate actions.

As of May 31, 2006, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 20% of the outstanding shares our common stock. Additionally, Dr. Sehat Sutardja, our Chief Executive Officer, and Weili Dai, who now serves as our Director of Strategic Marketing and Business Development, are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. Together, these three individuals held approximately 20% of our outstanding common stock as of May 31, 2006. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai and Dr. Pantas Sutardja act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these officers, directors and others could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 94% of our net revenue in the first three months of fiscal 2007, 94% of our net revenue in fiscal 2006, and 93% of our net revenue in fiscal 2005.

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

Substantially all of our products are manufactured by third-party foundries located in Taiwan. Currently our only alternative manufacturing sources are located in Taiwan, China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. Major earthquakes also occurred in Taiwan in 2002 and 2003. Although our foundries and subcontractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

Qualification is typically followed by an extended development period by our customers and an additional three to six month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist customers in implementing our products into the customers’ products. We incur significant research and development and selling, general and administrative expenses as part of this process, and this process may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in its product, the customer generally uses solely that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product, we will be unable to sell our integrated circuit to a customer until that customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, the customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier.

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

In addition, many of our contracts with our customers require us to indemnify our customers against claims alleging infringement of the proprietary rights of other parties.  Customers have requested us to indemnify them in connection with a patent infringement lawsuit by Australia’s Commonwealth Scientific and Industrial Research Organisation (CSIRO).  We have also filed an action against CSIRO seeking a declaratory judgment that CSIRO’s patent is invalid and unenforceable and that we and our customers do not infringe the CSIRO patent.

We are also party to other claims and litigation proceedings arising in the normal course of business. The impact on us as a result of such claims and litigation cannot currently be ascertained. Any litigation, regardless of the outcome, is time-consuming and expensive to resolve, may require us to pay significant monetary damages and can divert management time and attention.  An unfavorable ruling in litigation could require us to pay damages or one-time license fees or royalty payments, which could adversely impact gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us.  There can be no assurance that these matters will be resolved in a manner that is not adverse to our business, financial condition, results of operations or cash flows.

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

The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. Initially, this tax exemption was to expire after ten years, but the Economic Development Board in June 2006 agreed to extend the term to fifteen years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If our Pioneer Status is terminated early, our financial results could be harmed. As a result of the Pioneer Status there was a tax savings of $7.4 million in fiscal 2007 resulting in earnings per share benefit of $0.01.

The Israeli government has granted Approved Enterprise Status to two of our wholly-owned subsidiaries in Israel, which provides a tax holiday on undistributed income derived from operations within certain “development regions” in Israel. In order to maintain our qualification, we must continue to meet specified conditions, including the making of investments in fixed assets in Israel. As our tax holidays expire, we expect that we will start paying income tax on our operations within these development regions. In fiscal 2007 the Israeli subsidiaries were not profitable and did not have any benefit from the tax incentive.

During fiscal 2007, our Switzerland subsidiary received from both Federal and Cantonal purposes a ten-year tax holiday on design and research centre and wafer supply trading activity revenues earned in Switzerland.  Each jurisdiction has separate requirements that need to be met such as the ten-year business requirement and investment in head count, intellectual property, office equipment, software and other expense items.  If the requirements are not, there would be tax dollars to be paid which may affect our financial results.  As a result of the Swiss holiday, our Switzerland subsidiary benefited from an income tax savings of $1.3 million, which did not have a significant earnings per share benefit.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

On September 5, 2001, a putative class action was filed in the Southern District of New York relating to our initial public offering, or IPO. In this action, the plaintiffs named several defendants including Marvell and two of our officers, one of whom is also a director. This complaint relating to our IPO has been consolidated with hundreds of other lawsuits by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Plaintiffs allege that defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In these actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. A Consolidated Amended Class Action Complaint against Marvell and two of our officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs.

On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which, if approved by the court would result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. The court issued an order preliminarily approving the settlement in August 2005 and held a public hearing on its fairness in April 2006. The court has not yet ruled following the public hearing. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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

Item 6. Exhibits

(a)The following exhibits are filed as part of this report:

31.1                          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer

31.2                          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer

32.1*                   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer

32.2*                   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer

*                 In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

July 2, 2007	By:	/s/ MICHAEL TATE
Date		Michael Tate
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer

*                 In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.