Form 10-Q
period 2006-07-29
MARVELL TECHNOLOGY GROUP LTD
filed 2007-07-02
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2006

or

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

Explanatory Note

In this Form 10-Q, we are restating our consolidated financial statements and related disclosures as of January 28, 2006 and for the three and six months ended July 30, 2005.  This Form 10-Q also reflects the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 for the second quarter of fiscal 2006, “Controls and Procedures” in Item 4 and new management certifications.

For more information regarding our internal review of historical stock option practices and related accounting matters and the restatement of stock-based compensation and other items, please refer to Note 1, “Restatement of Consolidated Financial Statements” to Item 1, “Financial Statements” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  For more information regarding the deficiencies noted in the internal review relating to stock option practices and our remedial measures, refer in Part I to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2 and “Controls and Procedures” in Item 4.

We have not amended any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement except for the Form 10-Q/A concurrently filed with this Form 10-Q for the first quarter of fiscal 2007.  Consequently, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.  Our Form 10-K for fiscal year ended January 27, 2007 includes the restatement of all periods through the first quarter of fiscal 2007.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	July 29, 2006	January 28, 2006
		(restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$348,315	$348,431
Short-term investments	449,411	572,591
Accounts receivable, net of allowances of $3,092 and $3,028	342,780	245,164
Inventories	231,096	211,374
Prepaid expenses and other current assets	107,050	104,307
Deferred income taxes	3,945	3,945
Total current assets	1,482,597	1,485,812
Property and equipment, net	329,296	260,921
Goodwill	1,639,184	1,558,209
Acquired intangible assets	251,803	111,973
Other noncurrent assets	123,032	87,591
Total assets	$3,825,912	$3,504,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,127	$196,606
Accrued liabilities	54,107	34,905
Accrued employee compensation	57,048	59,177
Income taxes payable	27,756	24,394
Deferred income	29,495	29,773
Current portion of capital lease obligations	17,983	16,563
Total current liabilities	398,516	361,418
Capital lease obligations, net of current portion	24,181	24,447
Non-current income taxes payable	108,272	86,545
Other long-term liabilities	34,583	24,871
Total liabilities	565,552	497,281
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.002 par value; 992,000 shares authorized; 587,081 and 582,776 shares issued and outstanding	1,175	1,165
Additional paid-in capital	3,702,433	3,634,239
Deferred stock-based compensation	—	(61,987)
Accumulated other comprehensive loss	(1,259)	(1,759)
Accumulated deficit	(441,989)	(564,433)
Total shareholders’ equity	3,260,360	3,007,225
Total liabilities and shareholders’ equity	$3,825,912	$3,504,506

(1) See Note 1 – Restatement of Consolidated Financial Statements

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(restated) (1)		(restated) (1)
Net revenue	$573,985	$390,454	$1,095,181	$755,224
Operating costs and expenses:
Cost of goods sold	279,075	185,451	519,308	361,236
Research and development and other	152,645	88,105	281,873	166,055
Selling and marketing	39,267	26,139	78,129	48,161
General and administrative	19,689	17,450	38,247	27,018
Amortization of acquired intangible assets	27,405	19,753	44,756	39,512
Total operating costs and expenses	518,081	336,898	962,313	641,982
Operating income	55,904	53,556	132,868	113,242
Interest and other income, net	1,091	4,384	8,707	7,996
Income before income taxes	56,995	57,940	141,575	121,238
Provision for income taxes	12,114	10,841	27,977	20,192
Income before change in accounting principle	44,881	47,099	113,598	101,046
Cumulative effect of change in accounting principle, net of tax effect	—	—	8,846	—
Net income	$44,881	$47,099	$122,444	$101,046
Basic income per share:
Income before change in accounting principle	$0.08	$0.08	$0.19	$0.18
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.02	—
Basic net income per share	$0.08	$0.08	$0.21	$0.18
Shares used in basic per share computation	586,133	561,832	584,918	559,709
Diluted income per share:
Income before change in accounting principle	$0.07	$0.08	$0.18	$0.16
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.01	—
Diluted net income per share	$0.07	$0.08	$0.19	$0.16
Shares used in diluted per share computation	633,533	626,205	636,524	623,798

(1) See Note 1 – Restatement of Consolidated Financial Statements

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 29, 2006	July 30, 2005
		(restated) (1)
Cash flows from operating activities:
Net income	$122,444	$101,046
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	(8,846)	—
Depreciation and amortization	32,558	27,589
Stock-based compensation	104,366	39,227
Amortization of acquired intangible assets	44,756	39,512
Excess tax benefits from stock-based compensation	(860)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(97,616)	(9,255)
Inventories	7,082	14,702
Prepaid expenses and other assets	(28,484)	(65,308)
Accounts payable	15,521	9,946
Accrued liabilities and other	5,113	1,048
Accrued employee compensation	(6,127)	2,657
Income taxes payable	25,380	18,148
Deferred income	(278)	1,722
Net cash provided by operating activities	215,009	181,034
Cash flows from investing activities:
Cash paid in acquisitions	(282,978)	—
Purchases of short-term investments	(141,418)	(253,023)
Sales and maturities of short-term investments	265,160	150,524
Acquisition costs	(3,480)	—
Purchases of property and equipment	(71,472)	(37,841)
Purchases of technology licenses	(6,600)	—
Net cash used in investing activities	(240,788)	(140,340)
Cash flows from financing activities:
Proceeds from the issuance of common stock	33,860	51,606
Principal payments on capital lease obligations	(9,057)	(6,784)
Excess tax benefits from stock-based compensation	860	—
Net cash provided by financing activities	25,663	44,822
Net increase in cash and cash equivalents	(116)	85,516
Cash and cash equivalents at beginning of period	348,431	166,471
Cash and cash equivalents at end of period	$348,315	$251,987
Supplemental cash flows information:
Acquisition of property and equipment under capital lease obligations	$10,211	$19,797
Long-term leased assets under construction	$7,000	$14,750
Elimination of deferred stock-based compensation due to FAS 123R adoption	$61,986	$—

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

During this time, the Company was informed that the Company’s outside legal counsel at the time could not represent both the independent committee and the Company, particularly if that independent committee was going to evaluate and address matters raised by the derivative actions. Our Board met on July 19, 2006 and appointed a successor special committee, titled the Special Committee Regarding Derivative Litigation, to assume responsibility for the stock option review and to address matters raised by the derivative action (the “Special Committee”).  The same independent director continued as the sole member of the Special Committee and, after consideration of a number of firms, selected new independent counsel to represent the Special Committee.  The Special Committee subsequently retained a second independent law firm (collectively “Independent Counsel”).  Independent Counsel retained forensic accounting experts to assist in the internal review.

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

On April 27, 2007, the Special Committee reported its findings to the Board of Directors and to the Implementation Committee, which consists of three independent members of the Board — Douglas King, Paul Gray and Herbert Chang.  The Implementation Committee was formed by the Board on April 26, 2007 to make such decisions and take such action as the committee determines to be appropriate in light of the Special Committee’s findings and recommendations.  On May 8, 2007, the Company disclosed on Form 8-K the completion of the independent review.

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

The Special Committee concluded that only one member of the Stock Option Committee was actively involved in the grant approval process.  Of the 59 minutes of meetings of the Stock Option Committee, all of which were prepared by or under the direction of the former General Counsel of MSI, only the first set of minutes were separately prepared for each member’s signature and signed by each of them; subsequently only one member signed those minutes.  Additionally, the Special Committee determined that the Stock Option Committee conducted no meetings with respect to option grants and that minutes reflecting such meetings were false.

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

From the Company’s initial public offering in June 2000 through February 28, 2002, grants to the Company’s former Chief Financial Officer were awarded only by the Stock Option Committee.  The Stock Option Committee was not advised that it lacked the authority to make such awards.  Furthermore, the first award made to the Company’s former Chief Financial Officer by the Executive Compensation Committee dated October 16, 2002 was backdated and the Special Committee found that the former General Counsel misled the Executive Compensation Committee with respect to the facts and circumstances surrounding the grant, including the grant date.

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

The Special Committee found evidence of recommendations made by representatives of Human Resources and Finance and the Company’s external auditors between 2000 and 2004 to grant options on fixed grant dates   In August 2004, the Company implemented revisions to the Company’s stock option grant processes and procedures for new hire and secondary grants that generally followed a fixed grant date schedule.

For the period from the Company’s initial public offering in June 2000 through June 2006, the Special Committee found a systemic failure in controls over the stock option process, and that corporate documents, including the Company’s SEC filings on Form 10-K and Form 10-Q, and proxy statements, were false in relation to the accounting and related disclosure covering stock option matters.

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

George A. Hervey, MSI’s Vice President and Chief Financial Officer throughout the Relevant Period until his resignation in May 2007, failed to properly advise upper management, including Dr. Sutardja and Ms. Dai, about their responsibilities and duties regarding stock options and other financial filings.  Mr. Hervey also was found to have been aware of awarding options to two employees prior to their start date.  He also failed to establish a system of proper controls despite being on notice of repeated concerns raised by others regarding the stock option process. He signed inaccurate external documents, including the Company’s SEC filings and financial statements.

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

Dr. Sehat Sutardja, the Company’s Chairman of the Board, President and Chief Executive Officer, was found to have had a very limited role in the stock option process and to have participated in a few instances in awards with incorrect measurement dates with respect to which he had received no or inadequate advice.  He signed inaccurate external documents, including the Company’s SEC filings, financial statements, and proxy statements.  The Special Committee found that he failed to establish proper internal controls and that certain individuals involved in the process to some extent did not feel able to provide him with frank advice.  He did not personally benefit from any of the grants he approved.

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

The types of grant discrepancies uncovered by the internal review (by both the Special Committee and management) and the additional pre-tax stock-compensation expense arising from these adjustments, quantified under APB 25 for periods through fiscal 2006, are summarized as follows (in thousands):

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001 and prior
Board of Director Grants (a)	$1	$1	$—	$—	$—	$—	$—
Officer Grants (b)	19,577	6,317	12,023	836	270	127	4
Re-priced Officer Grants (c)	39,658	24,827	9,888	4,943	—	—	—
New Hire Grants - effective hire dates (d)	19,879	249	1,530	2,729	4,754	7,278	3,339
Other New Hire (e)	49,876	5,313	13,235	13,437	10,322	7,061	508
Secondary Grants (e)	18,165	2,360	3,713	3,016	4,432	3,975	669
Re-priced New Hire Grants (f)	100,575	49,798	23,727	25,254	(1,885)	3,681	—
Evergreen Grants (g)	60,838	9,870	11,082	12,634	17,911	9,312	29
Non-employee Grants * (h)	8,800	121	486	1,166	(264)	1,884	5,407
Termination related charges (i)	10,006	—	—	—	—	—	10,006
	$327,375	$98,856	$75,684	$64,015	$35,540	$33,318	$19,962

*The restated financial statements include charges for non-employee grants of $1,062,000 for fiscal 2000, $139,000 for fiscal 1999, $41,000 for fiscal 1998, $12,000 for fiscal 1997 and $1,000 for fiscal 1996.

(a)       Board of Director Grants:  Non-employee directors receive initial and annual grants in their capacity as directors.  A grant of 24,000 shares to a non-employee director, issued on an annual general meeting date in accordance with the terms of his appointment letter, was outside the 1997 Directors’ Stock Option Plan and therefore, required approval from the Board.  The Board approval was obtained at a later date.   For accounting purposes, the grant was re-measured based on the Company’s stock price at the date of the Board’s ratification.

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

(c)        Re-priced Officer Grants:   The minutes of the May 22, 2002 Executive Compensation Committee meeting reflect the Committee’s approval of a grant to the Founder Officers totaling 1.6 million shares, to be effective on the execution of a unanimous written consent.  In June 2002, the Executive Compensation meeting members executed a unanimous written consent dated June 6, 2002 and effective as of May 22, 2002.  The Special Committee found that on September 10, 2002 after the former General Counsel had a discussion with two of the Founder Officers who indicated that in the setting of the price as of May 22, 2002 was inaccurate, the grant was re-priced to the fair market value on June 6, 2002.  The Special Committee found that the former General Counsel had misled the Executive Compensation Committee as to the reasons for the change. The Special Committee further found that the amendment was falsely characterized as a documentation error rather than a grant modification. While the affected options were not considered to be issued at a discount on the date of the modification, these shares were subject to variable accounting until the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) at the beginning of fiscal 2007.

(d)       New Hire Grants — effective hire dates:  The internal review identified 4,669,200 options to 30 new hire recipients which required revision to reflect a later date of effective employment.  In all cases, the stock price on the original grant date was lower than the price on the appropriate measurement date.  For accounting purposes, the new hire start dates had to be reconstructed through payroll records and evaluated to determine appropriate re-measurement dates.

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

(g)       Evergreen Grants:  During the Relevant Period, there were eight Evergreen grant dates.  Substantially all employess are entitled to these grants for retention purposes.  There were two Evergreen grant dates in both fiscal 2003 and 2004.  There was evidence of amendments to the recipients and/or the number of options subsquent to the grant date. In all cases, the definitive lists of award recipients could not be reasonably determined until after the original grant date, impacting 54,702,828 options.  Consequently, all Evergreen grants were re-measured on subsequent dates when the granting process was considered to be finalized.  For purposes of the restatement, the Company used the date the grant was submitted to stock administration for processing, which typically indicated the conclusion of the grant process.  The last date of submission was used unless the submitted change was proven to be purely administrative in nature and unrelated to the terms of the grant.  Absent this supporting documentation, the date the grant entry was created in the option database was used.  In substantially all instances, the stock price on the former date was lower than the price on the appropriate measurement date.  The last Evergreen grant (totaling 7,215,056 options) occurred during fiscal 2007 and the effects on the restatement were included in the restated fair value of the affected grants under SFAS 123R, increasing the grant date fair value of affected options by $0.31 per share.

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

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001
Operating costs and expenses – Payroll tax* (a)	$7,628	$4,384	$2,306	$921	$17	$—	$—
Provision for income tax – Deferred Income Tax Benefit (b)	(4,806)	(1,822)	(1,150)	(1,170)	(405)	(259)	—
Provision for income tax – Section 162(m) and utilization of deferred tax assets**(c)	27,206	27,206	—	—	—	—	—
Tax impact of the equity award review	$30,028	$29,768	$1,156	$(249)	$(388)	$(259)	$—
Reduction to deferred tax asset for exemption benefit (d)	$5,275	$3,249	$2,026	—	—	—	—

*

$3.0 million of additional employer and employee withholding taxes relating to exercises of affected options, including penalty and interest, and $24.2 million of Section 409A expenses of employees, including penalties and interest was also recorded in fiscal 2007.

**	$4.9 million of penalty and interest associated with Section 162(m) liability was also recorded in fiscal 2007.

(a)   Payroll Tax -  The federal and state revised measurement dates for certain stock options as discussed in this filing may result in adverse tax consequences to holders of those options under IRC Section 409A which was enacted in 2004 to impose certain restrictions on deferred compensation arrangements.  The adverse tax consequences are that Section 409A may subject the option holder of the re-measured retroactively priced stock options to a penalty tax and interest on the exercise of the options vesting after December 31, 2004. In addition to similar penalty taxes and interest under California and other state income tax laws upon the exercise of the option grant will apply.

•                  Exercised options.  The option grants had been issued as incentive stock options.  Due to the re-measurement caused by the re-pricing, they have originally become non-statutory stock options.  The Company has accrued employment taxes for the exercise in each of the years due to the conversion of the options from incentive to non-statutory.   Included in the restated results through fiscal 2006 are additional employer and employee withholding taxes relating to exercises of affected options totaling $7.6 million, including penalties and interest.  The amounts represent additional compensation expense and have been classified in their respective functional categories.   On a calendar year basis the amounts total:  calendar 2003 of $0.8 million, calendar 2004 of $1.9 million, calendar 2005 of $3.7 million, and calendar 2006 of $4.2 million.   The above table reflects the amounts on a fiscal year basis.   The full amount of compensation, taxes, interest and penalties has been accrued as reflected above as well as in fiscal 2007.  The total amount accrued through fiscal 2007 is $10.6 million.

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

Because all holders of re-measured stock options generally were not involved in or aware of the retroactive pricing, the Board of Directors approved the Company’s plan to deal with the adverse tax consequences that may be incurred by the holders of the re-measured options in the fourth quarter of fiscal 2007.  Therefore, the Company recorded in the last quarter of fiscal

2007 Section 409A expenses for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million, including estimated penalties and interest.  The amount represents additional compensation expense and has been classified in the respective functional categories. The Company has sent timely notices to the IRS and the California Franchise Tax Board that it elected to participate in these programs.

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

(b)       Deferred Tax Asset for Stock Based Compensation:  The Company recorded adjustments for the creation of additional deferred tax asset for stock based compensation that is deductible at later periods for U.S. income tax purposes on its balance sheets for year end dates of each of fiscal 2002 through fiscal 2006.  As a result, additional benefits for income tax arising from stock based compensation was recognized in fiscal 2006 of $1.8 million, fiscal 2005 of $1.1 million, fiscal 2004 of $1.2 million, fiscal 2003 of $0.4 million and fiscal 2002 of $0.3 million. The total gross stock-based compensation cost that results in a deferred tax benefit is $12.0 million of the total expense of $327.4 million.

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

(c)        Income Tax - Section 162(m) and utilization of deferred tax assets:  The Company has accrued for the current and deferred tax impact of $104.5 million of non-deductible officer compensation related to Internal Revenue Code Section 162(m) (“Section 162(m)”) in fiscal 2006. Section 162(m) limits the deductibility of compensation in excess of one million dollars, but exempts stock option compensation where the option was issued at fair market value on the date of grant. The Company has determined that $104.5 million of executive compensation in fiscal 2006 does not meet the exclusion criteria under Section 162(m), under existing IRS interpretations, and have therefore accrued $21.8 million of current tax expense and $5.4 million of deferred tax expense associated with the utilization of net operating losses. The Company has accrued the penalty and interest totaling $4.9 million associated with this liability in fiscal 2007.

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

Accumulated Deficit Impact of Equity Award Review and Other Tax Adjustments

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings.  The consolidated financial statements for periods through fiscal 2006 included in previously filed periodic reports with the SEC for such periods have not been amended.  The consolidated financial statements, included in this Form 10-Q, have been restated as follows (in thousands):

		Stock-based compensation expense	Estimated additional payroll tax expense	Additional deferred income tax benefit	Additional deferred income tax provision	Section 162(m) and utilization of deferred tax assets	Cummulative effect of change in accounting principle, net of tax effect	Total Adjustments, net of taxes
Fiscal 2000 and prior *		$1,255	$—	$—	$—	$—	$—	$1,255
Fiscal 2001		18,707	—	—	—	—	—	18,707
Fiscal 2002		33,318	—	(259	—	—	—	33,059
Fiscal 2003		35,540	17	(405	—	—	—	35,152
Fiscal 2004		64,015	921	(1,170	—	—	—	63,766
Cumulative effect at January 31, 2004		152,835	938	(1,834	—	—	—	151,939

	Net income as reported								Net income as restated
Fiscal 2005	$141,661	75,684	2,306	(1,150)	2,026	—	—	78,866	$62,795
Fiscal 2006:
Three months ended April 30, 2005		8,719	866	—	—	—	—	9,585
Three months ended July 30, 2005		29,120	1,083	—	—	—	—	30,203
Three months ended October 29, 2005		9,102	589	—	—	—	—	9,691
Three months ended January 28, 2006		51,915	1,846	(1,822)	3,249	27,206	—	82,394
Total for Fiscal 2006	331,363	98,856	4,384	(1,822)	3,249	27,206	—	131,873	199,490
Cumulative effect at January 28, 2006		327,375	7,628	(4,806)	5,275	27,206	—	362,678
Three months ended April 29, 2006	75,297	4,225	2,170	(3,325)	—	3,510	(8,846)	(2,266)	77,563
Cumulative effect at April 29, 2006		$331,600	$9,798	$(8,131)	$5,275	$30,716	$(8,846)	$360,412

*     Comprised $1,062,000 for fiscal 2000, $139,000 for fiscal 1999, $41,000 for fiscal 1998, $12,000 for fiscal 1997 and $1,000 for fiscal 1996.

The restatement adjustments reduced previously reported basic net income per share by $0.24 and $0.14 for fiscal 2006 and 2005, respectively and diluted net income per share by $0.20 and $0.13 for fiscal 2006 and fiscal 2005, respectively.

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

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Statement of Operations for the three and six months ended July 30, 2005:

	Three Months Ended July 30, 2005				Six Months Ended July 30, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Net revenue	$390,454	$—		$390,454	$755,224	$—		$755,224
Operating costs and expenses:
Cost of goods sold	183,646	1,805	(A)	185,451	358,890	2,346	(A)	361,236
Research and development	73,164	14,941	(A)	88,105	145,062	20,993	(A)	166,055
Selling and marketing	21,275	4,864	(A)	26,139	42,264	5,897	(A)	48,161
General and administrative	8,340	9,110	(A)	17,450	15,078	11,940	(A)	27,018
Amortization of stock-based compensation	517	(517	)(A)	—	1,388	(1,388	)(A)	—
Amortization and write-off of goodwill and acquired intangible assets and other	19,753	—		19,753	39,512	—		39,512
Total operating costs and expenses	306,695	30,203		336,898	602,194	39,788		641,982
Operating income (loss)	83,759	(30,203)		53,556	153,030	(39,788)		113,242
Interest and other income, net	4,384	—		4,384	7,996	—		7,996
Income (loss) before income taxes	88,143	(30,203)		57,940	161,026	(39,788)		121,238
Provision for income taxes	10,841	—		10,841	20,192	—		20,192
Net income (loss)	$77,302	$(30,203)		$47,099	$140,834	$(39,788)		$101,046
Basic net income (loss) per share	$0.14	$(0.06)		$0.08	$0.25	$(0.07)		$0.18
Diluted net income (loss) per share	$0.12	$(0.04)		$0.08	$0.23	$(0.07)		$0.16
Weighted average shares — basic	561,832			561,832	559,709			559,709
Weighted average shares — diluted	626,205			626,205	623,798			623,798

(A.)    Adjustments for additional stock-based compensation expense pursuant to APB 25 and reclassification of previously reported stock-based compensation expenses to the respective functional cost and expense line items.

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Balance Sheets as of January 28, 2006:

	January 28, 2006
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$348,431	$—		$348,431
Short-term investments	572,591	—		572,591
Accounts receivable, net of allowance of $3,028	245,164	—		245,164
Inventories	211,374	—		211,374
Prepaid expenses and other current assets	104,307	—		104,307
Deferred income taxes	18,007	(14,062	)(B)	3,945
Total current assets	1,499,874	(14,062)		1,485,812
Property and equipment, net	260,921	—		260,921
Goodwill	1,558,209	—		1,558,209
Acquired intangible assets, net	111,973	—		111,973
Other non-current assets	82,312	5,279	(B)	87,591
Total assets	$3,513,289	$(8,783)		$3,504,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,606	$—		$196,606
Accrued liabilities	34,905	—		34,905
Accrued employee compensation	51,549	7,628	(C)	59,177
Income taxes payable	3,352	21,042	(B)	24,394
Deferred income	29,773	—		29,773
Current portion of capital lease obligations	16,563	—		16,563
Total current liabilities	332,748	28,670		361,418
Capital lease obligations, net of current portion	24,447	—		24,447
Non-current income taxes payable	85,126	1,419	(B)	86,545
Other long-term liabilities	24,871	—		24,871
Total liabilities	467,192	30,089		497,281
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, $0.002 par value; 992,000 shares authorized; 582,776 shares issued and outstanding	1,165	—		1,165
Additional paid-in capital	3,249,587	384,652	(A)	3,634,239
Deferred stock-based compensation	(1,141)	(60,846	)(A)	(61,987)
Accumulated other comprehensive loss	(1,759)	—		(1,759)
Accumulated deficit	(201,755)	(362,678)		(564,433)
Total shareholders’ equity	3,046,097	(38,872)		3,007,225
Total liabilities and shareholders’ equity	$3,513,289	$(8,783)		$3,504,506

(A.)    Adjustments for additional stock-based compensation expense pursuant to APB 25, net of tax benefit from employee stock transactions.

(B.)      Adjustments to deferred tax assets arising from the stock-based compensation charge.

(C.)      Adjustments for additional payroll taxes.

The following tables present the impact of the financial statement adjustments on the previously reported Statements of Cash Flows for the three and six months ended July 29, 2005:

	Six Months Ended July 29, 2005
	As Previously Reported	Adjustments		As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$140,834	$(39,788)		$101,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,589	—		27,589
Stock-based compensation	1,388	37,839	(A)	39,227
Amortization of acquired intangible assets	39,512	—		39,512
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(9,255)	—		(9,255)
Inventories	14,702	—		14,702
Prepaid expenses and other assets	(65,308)	—		(65,308)
Accounts payable	9,946	—		9,946
Accrued liabilities and other	1,048	—		1,048
Accrued employee compensation	708	1,949	(B)	2,657
Income taxes payable	18,148	—		18,148
Deferred income	1,722	—		1,722
Net cash provided by operating activities	181,034	—		181,034
Cash flows from investing activities:
Purchases of short-term investments	(253,023)	—		(253,023)
Sales and maturities of short-term investments	150,524	—		150,524
Purchases of property and equipment	(37,841)	—		(37,841)
Net cash provided by (used in) investing activities	(140,340)	—		(140,340)
Cash flows from financing activities:
Proceeds from the issuance of common stock	51,606	—		51,606
Principal payments on capital lease obligations	(6,784)	—		(6,784)
Net cash provided by financing activities	44,822	—		44,822
Net increase (decrease) in cash and cash equivalents	85,516	—		85,516
Cash and cash equivalents at beginning of period	166,471	—		166,471
Cash and cash equivalents at end of period	$251,987	$—		$251,987

(A.)    Adjustments for additional stock-based compensation expense pursuant to APB 25.

(B.)      Adjustments for additional payroll tax.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments except for the effect of the restatement as discussed in Note 1, necessary to fairly state the Company’s financial position as of July 29, 2006, the results of its operations for the three and six months ended July 29, 2006 and July 30, 2005, respectively and its cash flows for the six months ended July 29, 2006 and July 30, 2005, respectively. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 27, 2007, filed concurrently with this Form 10-Q. The results of operations for the three and six months ended July 29, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Research and development and other

Research and development and other costs consist primarily of $149.9 million and $85.9 million of research and development costs for the three month periods ended July 29, 2006 and July 30, 2005, respectively, excluding costs related to patent investigation and filings for the three month periods ended July 29, 2006 and July 30, 2005 which were $2.7 million and $2.2 million, respectively.

Research and development and other costs consist primarily of $276.8 million and $162.8 million of research and development costs for the six month periods ended July 29, 2006 and July 30, 2005, respectively, excluding costs related to patent investigation and filings for the six month periods ended July 29, 2006 and July 30, 2005 which were $5.1 million and $3.3 million, respectively.

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

Stock-based compensation

Effective from January 29, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”).  SFAS 123R requires the measurement and recognition of compensation expense for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on estimated fair values.  SFAS 123R supersedes previous accounting guidance under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.”  Under SFAS 123R, the benefits of tax deductions in excess of recognized compensation cost has to be reported as a financing cash flow, rather than as an operating cash flow.  This may reduce future net cash flows from operations and increase future net financing cash flows.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations.  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Prior to January 29, 2006, the Company accounted for its stock based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance, under the accelerated method of amortization.

The Company adopted SFAS 123R using the modified prospective method.  Under the modified prospective method, results of operations include compensation costs of unvested options granted prior to January 29, 2006, and options granted subsequent to that date.  For grants prior to January 29, 2006, the Company amortizes stock-based compensation expense under the accelerated method.  For grants from January 29, 2006, the Company amortizes stock-based compensation expense ratably over the expected term.

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS 123R resulted in a cumulative benefit from change in auditing principle of $8.8 million net of tax as of the year ended January 27, 2007, as restated, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock based compensation expense in periods prior to January 28, 2006.

As a result of the adoption of SFAS 123R, stock-based compensation increased from $29.7 million and $39.4 million in the three and six months ended July 30, 2005, respectively to $55.6 million and $104.4 million in the three and six months ended July 29, 2006.  Stock-based compensation of $0.7 million was capitalized in inventory as of July 29, 2006.  There was no stock-based compensation cost included in inventory as of January 28, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  Prior to the adoption of SFAS 123R, the Company presented deferred compensation as a separate component of shareholders’ equity.  In accordance with the provisions of SFAS 123R, on January 29, 2006, unamortized deferred compensation totaling $62.0 million on that date was eliminated with a corresponding reduction in additional paid-in capital.

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

Note 3. Supplemental Financial Information

Available-for-sale investments (in thousands)

	July 29, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$25,719	$—	$(377)	$25,342
Auction rate securities	340,499	—	—	340,499
U.S. Federal, State, county and municipal debt securities	84,779	—	(1,209)	83,570
Short-term investments	$450,997	$—	$(1,586)	$449,411

	January 28, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$33,662	$—	$(551)	$33,111
Auction rate securities	438,615	—	—	438,615
U.S. Federal, State, county and municipal debt securities	107,414	—	(1,592)	105,822
	579,691	—	(2,143)	577,548
Less amounts classified as cash equivalents	(4,957)	—	—	(4,957)
Short-term investments	$574,734	$—	$(2,143)	$572,591

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at July 29, 2006 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$47,355	$47,097
Due between one and five years	63,143	61,815
Due over five years	340,499	340,499
	$450,997	$449,411

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

	July 29, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$25,342	$(377)	$25,342	$(377)
U.S. Federal, State, county and municipal debt securities	—	—	83,570	(1,209)	83,570	(1,209)
Total temporarily impaired securities	$—	$—	$108,912	$(1,586)	$108,912	$(1,586)

	January 28, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$28,154	$(551)	$28,154	$(551)
U.S. Federal, State, county and municipal debt securities	4,998	(24)	100,824	(1,568)	105,822	(1,592)
Total temporarily impaired securities	$4,998	$(24)	$128,978	$(2,119)	$133,976	$(2,143)

Inventories (in thousands)

	July 29, 2006	January 28, 2006
Work-in-process	$114,555	$96,110
Finished goods	116,541	115,264
	$231,096	$211,374

Prepaid expenses and other current assets (in thousands)

	July 29, 2006	January 28, 2006
Prepayments for foundry capacity	$51,680	$62,120
Receivable from foundry	24,098	19,512
Other	31,272	22,675
	$107,050	$104,307

Property and equipment (in thousands)

	July 29,	January 28,
	2006	2006
Property and equipment:
Machinery and equipment	$182,938	$142,320
Computer software	123,731	108,032
Furniture and fixtures	13,126	10,588
Leasehold improvements	10,517	9,292
Buildings	9,469	8,727
Building improvements	25,829	24,747
Land	51,500	51,500
Construction in progress	91,606	56,311
	508,716	411,517
Less: Accumulated depreciation and amortization	(179,420)	(150,596)
	$329,296	$260,921

Purchased intangible assets (in thousands)

	As of July 29, 2006			As of January 28, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$507,900	$(427,584)	$80,316	$437,415	$(400,980)	$36,435
Core technology	71,900	(9,160)	62,740	26,400	(2,031)	24,369
Trade name	100	(100)	—	100	(100)	—
Supply contract	900	(99)	801	—	—	—
Customer contracts	122,200	(14,254)	107,946	54,400	(3,231)	51,169
Total intangible assets	$703,000	$(451,197)	$251,803	$518,315	$(406,342)	$111,973

The increase in goodwill during the second quarter of fiscal 2007 of $81.0 million was due to goodwill from the acquisitions of the Avago Business (of $77.0 million) and other businesses (of $4.0 million).

The increase in purchased intangible assets during the six months ended July 29, 2006 was from the acquisitions of the semiconductor division of UTStarcom, Inc., Avago Technologies Limited and other companies (see Note 4).

Identified intangible assets consist of purchased technology, core technology, supply contract and customer contracts and related relationships. Purchased technologies are amortized on a straight-line basis over their estimated useful lives ranging from one to five years.  Core technologies are amortized on a straight-line basis over their estimated useful lives ranging from one to six years.  The supply contract is amortized on a straight-line basis over its estimated useful life of four years.  Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives ranging from four to six years. The aggregate amortization expense of identified intangible assets was $27.4 million in the second quarter of fiscal 2007, $19.8 million in the second of quarter of fiscal 2006, $44.8 million in the first six months of fiscal 2007 and $39.5 million in the first six months of fiscal 2006.  The estimated total amortization expenses of acquired intangible assets is $46.6 million for the remaining six months of fiscal 2007, $72.8 million for fiscal 2008, $66.9 million for 2009, $40.9 million for fiscal 2010, $18.1 million for fiscal 2011, $5.7 for fiscal 2012, $0.7 million for fiscal 2013 and $0.1 million for fiscal 2014.

Other long-term liabilities (in thousands)

	July 29, 2006	January 28, 2006

Long-term facilities consolidation charge	$2,520	$2,896
Accrued severance	15,879	13,083
Long-term leased asset under construction	13,000	6,000
Other	3,184	2,892
	$34,583	$24,871

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

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 20052005
		(restated)		(restated)
Numerator:
Income before change in accounting principle	$44,881	$47,099	$113,598	$101,046
Net income	$44,881	$47,099	$122,444	$101,046
Denominator:
Weighted average shares of common stock outstanding	586,133	561,832	584,918	559,709
Weighted average shares — basic	586,133	561,832	584,918	559,709
Effect of dilutive securities-
Warrants	1,695	1,647	1,741	1,627
Contingently issuable shares	—	548	—	682
Common stock options and other	45,705	62,178	49,865	61,780
Weighted average shares — diluted	633,533	626,205	636,524	623,798
Income before change in accounting principle
Basic	$0.08	$0.08	$0.19	$0.18
Diluted	$0.07	$0.08	$0.18	$0.16
Net income per share
Basic	$0.08	$0.08	$0.21	$0.18
Diluted	$0.07	$0.08	$0.19	$0.16

Options to purchase 34,197,280 common shares at a weighted average exercise price of $24.77 have been excluded from the computation of diluted net income per share for the three months ended July 29, 2006 using the treasury stock method calculation.  Options to purchase 368,704 common shares at a weighted average exercise price of $20.84 have been excluded from the computation of diluted net income per share for the three months ended July 30, 2005 using the treasury stock method calculation.

Options to purchase 26,643,184 common shares at a weighted average exercise price of $24.58 have been excluded from the computation of diluted net income per share for the six months ended July 29, 2006 using the treasury stock method calculation.  Options to purchase 685,082 common shares at a weighted average exercise price of $19.69 have been excluded from the computation of diluted net income per share for the six months ended July 30, 2005 using the treasury stock method calculation.

Comprehensive income (in thousands)

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(restated)		(restated)
Net income	$44,881	$47,099	$122,444	$101,046
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments and other, net of tax	94	(145)	500	(875)
Total comprehensive income	$44,975	$46,954	$122,944	$100,171

Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

Note 4. Acquisitions

The Company acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation (“QLogic Business”) during the third quarter of fiscal 2006, the semiconductor division of UTStarcom, Inc (“UTStarcom Business”) in the first quarter of fiscal 2007, and the printer semiconductor division of Avago Technologies Limited (“Avago Business”) and assets of another business from an unrelated party during the second quarter of fiscal 2007.

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

Under terms of the agreement, the Company issued a combination of $184.0 million in cash and 1,960,998 shares of its common stock valued at $45.6 million for total consideration of $229.6 million.  The agreement provides for $12.0 million of the consideration to be placed in escrow for up to one year from the closing date to secure QLogic’s obligations under certain representation and warranty provisions.

The purchase price of the QLogic Business of $232.5 million was determined as follows (in thousands):

Cash	$184,032
Value of Marvell common stock issued	45,583
Transaction costs	2,920
Total purchase price	$232,535

The value of the 1,960,998 shares of the Company’s common stock issued was determined based on the average price of the Company’s common stock over a 5-day period including the two days before and after August 29, 2005 (the announcement date), or $23.25 per share.

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

The results of operations of the QLogic Business have been included in the Company’s consolidated statements of operations since the acquisition completion date of November 4, 2005. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the QLogic Business occurred at the beginning of the period presented (in thousands, except for per share amounts):

	Three Months Ended July 30, 2005	Six Months Ended July 30, 2005
	(restated)	(restated)
Net revenue	$428,438	$836,716
Net income	$49,591	$107,164
Basic net income per share	$0.09	$0.19
Diluted net income per share	$0.08	$0.17

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

	Estimated Remaining Useful Life	Estimated Fair Value
	(in years)	(in thousands)
Existing technology	3	$11,900
Core technology	4	4,100
Supply contract	4	900
Customer relationships	4	13,900
Total intangible assets acquired		$30,800

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

Avago Business

The Company acquired the Avago Business on May 1, 2006.  The Avago Business focuses on the design and development of system-on-chip and system level solutions for both inkjet and laser jet printer systems. The primary purpose and benefits of the acquisition were to obtain, accelerate and strengthen the Company’s entry into the printer market, leverage its portfolio of complementary technology, obtain important printer systems level knowledge and strengthen the Company’s relationship with the only customer of the products.  These factors contributed to a purchase price that was in excess of the fair value of the Avago Business net tangible and intangible assets acquired.  The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

Under the terms of the agreement, the Company paid $251.5 million in cash at the acquisition date and may pay up to an additional $35.0 million in cash if certain defined milestones are achieved subsequent to the acquisition date.  The purchase price of the acquisition was $254.9 million and was determined as follows (in thousands):

Cash	$251,509
Estimated transaction costs	3,388
Total estimated purchase price	$254,897

In the third quarter of fiscal 2007, the Company recorded additional purchase consideration of $10.0 million upon the achievement of certain levels of revenue of the past year.  The remaining contingent consideration of up to $25.0 million is still outstanding and may result in the recognition of additional purchase consideration in the future.

Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of completion of the acquisition, as adjusted, as follows (in thousands):

Accounts receivable	$1,871
Current assets	1,261
Deferred tax asset	925
Inventories	23,896
Fixed assets	14,322
Other current assets	2,750
Accrued liabilities	(12,541)
Accrued employee benefits	(3,998)
28,486
Amortizable intangible assets:
Existing technology	55,800
Core technology	40,200
Customer relationships	53,400
Goodwill	77,011
Total purchase price allocation	$254,897

The amortizable intangible assets of $149.4 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management.  The amortizable intangible assets acquired and their respective estimated remaining lives, over which each asset will be amortized on a straight-line basis over useful lives ranging from three to six years are:

	Estimated Remaining Useful Life	Estimated Fair Value
	(in years)	(in thousands)
Existing technology	3 to 4	$55,800
Core technology	3 to 6	40,200
Customer contracts	5	53,400
Total intangible assets acquired		$149,400

The existing technology represents personal laser jet, laser jet systems technology and other technology that the Avago Business has developed.  Core technology represents the combination of processes, patents, and trade secrets that are the building blocks for current and planned new products.  Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products that will be sold to existing customers.

The weighted average useful lives of acquired intangibles from the Avago Business are 3.2 years for developed technology, 4.9 years for core technology and 5.0 years for customer relationships.

The results of operations of the UTStarcom Business and Avago Business have been included in the Company’s consolidated statements of operations since their respective acquisition completion date of February 16, 2006 and May 1, 2006. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of the UTStarcom Business and Avago Business occurred at the beginning of the period presented (in thousands, except for per share amounts):

	Six Months Ended July 29, 2006	Three Months Ended July 30, 2005	Six Months Ended July 30, 2005
	(restated)	(restated)	(restated)
Net revenue	$1,133,181	$420,670	$818,366
Net income	$110,003	$27,544	$63,915
Basic net income per share	$0.19	$0.05	$0.11
Diluted net income per share	$0.17	$0.04	$0.10

Other acquisition

During the second quarter of fiscal 2007, the Company completed the acquisition of the assets of a division of an unrelated company for a purchase price of $7.3 million.    Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of the completion of the respective acquisitions.  The Company recorded acquired net tangible assets of $0.4 million, amortizable intangible assets of $2.9 million and goodwill of $4.0 million.  The intangible assets are being amortized over their useful lives ranging from one to six years.

Note 5. Facilities Consolidation Charge

During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities (“2003 facilities consolidation”) of which $6.0 million related to non-cash charges.  As of July 29, 2006, cash payments of $10.3 million, net of sublease income, had been made in connection with these charges. Approximately $3.2 million is accrued for the facilities consolidation charge as of July 29, 2006, of which $0.7 million represents the current portion and is included in accrued liabilities.  The long-term portion totaling $2.5 million is payable through 2010, and is included in other long-term liabilities.

Activities of accrued losses related to the 2003 facilities consolidation during the six months ended July 29, 2006 were as follows (in thousands):

Six Months Ended July 29, 2006
Beginning balance	$3,578
Net cash payments	(362)
Non-cash charges	—
Ending balance	$3,216

Note 6. Recent Accounting Pronouncements

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

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Company currently accrues the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period. The Company is required to apply the provisions of EITF 06-2 at the beginning of fiscal 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. The Company is currently evaluating the financial impact of this guidance and the method of adoption which will be used.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.   The Company has evaluated  the impact of adopting FIN 48 and determined that there was no material impact in its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

Note 7. Commitments and Contingencies

Warranty Obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three and six months ended July 29, 2006 and July 30, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Warranty accrual (included in accrued liabilities):
Beginning balance	$4,223	$2,419	$3,914	$1,571
Warranties issued	—	898	339	1,942
Settlements	(240)	(136)	(270)	(332)
Ending balance	$3,983	$3,181	$3,983	$3,181

Purchase Commitments

The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation. As of July 29, 2006, foundries had incurred approximately $153.0 million of manufacturing expenses on the Company’s outstanding purchase orders. As of July 29, 2006, the Company also had approximately $68.6 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed-upon pricing terms until December 31, 2015.  As of July 29, 2006, payments totaling $152.0 million (included in prepaid expenses and other current assets and other non current assets) have been made and approximately $61.0 million of the prepayment has been utilized as of July 29, 2006.  At July 29, 2006, remaining commitments under the agreement were approximately $22.2 million.

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

Jasmine Networks Litigation. On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court alleging claims against three officers and the Company for improperly obtaining and using information and technologies during the course of the negotiations with our personnel regarding the potential acquisition of certain Jasmine assets by the Company.  The lawsuit claims that the Company’s officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine.  The Company believes the claims asserted against its officers and the Company are without merit and the Company intends to defend all claims vigorously.

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

CSIRO Litigation. In 2004, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) sent notice letters to a number of Wi-Fi System manufacturers regarding CSIRO’s patent, U.S. Patent No. 5,487,069 as it relates to IEEE 802.11a and 802.11g wireless standards.  In May 2005, a group of system manufacturers, including customers of our 802.11a or 802.11g wireless LAN products, filed an action in the United States District Court for the Northern District of California seeking a declaratory judgment against CSIRO that the plaintiff manufacturers’ products employing the IEEE 802.11a or 802.11g wireless standards do not infringe CSIRO’s patent, U.S. Patent No. 5,487,069.  In September 2006, CSIRO filed an answer and counterclaims alleging that plaintiffs’ products that employ those wireless standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys’ fees and costs, and an injunction against sales of infringing products.  In December 2006, the district court granted CSIRO’s motion to transfer the case to the United States District Court for the Eastern District of Texas, where CSIRO had brought a similar lawsuit against another company.  As a result of CSIRO’s counterclaims for patent infringement, a customer of the Company’s has sought indemnification from it.  Also in December 2006, CSIRO filed suit in the United States District Court for the Eastern District of Texas against several manufacturers and suppliers of wireless products, including customers of the Company’s 802.11a or 802.11g wireless LAN products.  The complaint alleges that the manufacture, use and sale of wireless products compliant with the IEEE 802.11a or 802.11g wireless standards infringes on the CSIRO patent.  As a result of it CSIRO’s claim for patent infringement, another customer of the Company’s has sought indemnification from it.  In response to these demands for indemnification, the Company has acknowledged the demands and incurred costs in response to them.

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

Note 8. Stock-Based Compensation

Stock Plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 324,289,786 shares of common stock reserved for issuance thereunder as of July 29, 2006.  Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan had 3,600,000 shares of common stock reserved thereunder as of July 29, 2006.  Under the Directors’ Plan, an outside director is granted 30,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 6,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the director is terminated or resigns from the Board of Directors prior to vesting. Such right expires as the options vest over a five-year period.

Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 33,871,612 shares of common stock reserve for issuance thereunder as of July 29, 2006.  Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 1 and June 1 of each year.  For the three and six months ended July 29, 2006, the stock-based compensation expense related to the activity under the Purchase Plan was $4.6 million and $8.5 million, respectively.  The Company issued 895,170 shares under the Purchase Plan in the three and six months ended July 29, 2006.  As of July 29, 2006, there was $15.3 million of unrecognized compensation cost related to the Purchase Plan which will be recognized over the next two years.

Stock option activity under the Company’s stock option plans for the six months ended July 29, 2006 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Restricted Stock Outstanding
	(In thousands)			(In thousands)	(In thousands)
Balance at January 28, 2006	94,244	$9.88			—
Options granted	17,569	$28.35			4
Options forfeited/canceled/expired	(3,001)	$14.58			—
Options exercised	(3,373)	$6.00			—
Balance at July 29, 2006	105,439	$12.95			4
Vested or expected to vest at July 29, 2006	100,428	$12.52	6.9 years	$782,754	4
Exercisable at July 29, 2006	35,115	$6.91	5.4 years	$405,443

Included in the preceding table are 1,690,000 shares of options granted to certain officers at an exercise price of $24.80 during the second quarter of fiscal 2007 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2010.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on July 28, 2006 of $18.31 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on July 29, 2006.  The total intrinsic value of options exercised in the three and six months ended July 29, 2006 was $24.6 million and $72.0 million, respectively.  Cash received from option exercises for the six months ended July 29, 2006 was $20.2 million.

Included in the preceding table is activity related to the nonvested portion of the stock based arrangements as follows:

	Nonvested Options Outstanding	Weighted Average Grant Date Fair Value	Nonvested Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 28, 2006	71,813	$6.39	—	$—
Granted	17,569	$14.87	144	$32.12
Vested	(8,668)	$5.54	—	$—
Canceled/Forfeited	(3,001)	$8.59	—	$—
Balance at July 29, 2006	77,713	$8.32	144	$32.12

As of July 29, 2006, there was $469.7 million of unrecognized compensation cost related to unvested stock options.  The unamortized compensation expense for stock options and restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.0 years and 4.8 years, respectively.  The Company’s current practice is to issue new shares to satisfy share option exercises.

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

Total tax benefit attributable to options exercised in the six months ended July 29, 2006 was $0.9 million.  The excess tax benefits from stock-based compensation of $0.9 million as reported on the condensed consolidated statement of cash flows in financing activities represents the reduction, in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Stock Award Activity

In the first six months of fiscal 2007, the Company granted 140,000 restricted stock awards to its employees under the 1995 Stock Option Plan. Such awards generally vest over a period of five years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted are considered issued and outstanding.  The Company expenses the value of the restricted stock awards determined based on the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.  The grant of restricted stock awards is deducted from the shares available for grant under the Company’s stock option plan.  Restricted stock activity under the Company’s stock option plans for the six months ended July 29, 2006 is summarized below (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Balance at January 28, 2006	—	$—
Restricted stock granted	140	32.21
Restricted stock forfeited	—	—
Restricted stock vested	—	—
Balance at July 29, 2006	140	$32.21

No restricted stock awards vested during the six months ended July 29, 2006.  Based on the closing price of the Company’s stock of $18.31, on July 28, 2006, the total pretax intrinsic value of all outstanding restricted stock was $2.6 million.

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		(restated)		(restated)
Cost of goods sold	$3,461	$1,805	$5,895	$2,346
Research and development	36,244	14,307	66,681	19,804
Selling and marketing	8,462	4,470	16,696	5,240
General and administrative	7,437	9,055	15,094	11,837
	$55,604	$29,637	$104,366	$39,227

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	July 29.	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(restated)
Volatility	59%	69%	41%	73%
Expected life (in years)	4.7	4.8	1.3	1.3
Risk-free interest rate	4.7%	3.9%	5.0%	3.3%
Dividend yield	—	—	—	—

	Stock Option Plans		ESPP
	Six Months Ended		Six Months Ended
	July 29.	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(restated)	(restated)
Volatility, range	59%	69% to 73%	41%	73%
Volatility, weighted average	59%	72%	41%	73%
Expected life (in years)	4.7	5.6	1.3	1.3
Risk-free interest rate, range	4.7%	3.9% to 4.0%	5.0%	3.3%
Dividend yield	—	—	—	—

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

The weighted average fair values per share of the options granted in the three month period ended July 29, 2006 and July 30, 2005 was $14.27 and $10.70, respectively.  The weighted average fair values per share of the options granted in the six month period ended July 29, 2006 and July 30, 2005 was $15.04 and $12.16, respectively.

The Company has granted performance based options to executives contingent upon achieving pro forma earnings per share targets (EPS).  Pro forma EPS will be calculated by adjusting diluted net income per share under generally accepted accounting principles (GAAP EPS) for the impact of (i) non-cash stock-based compensation charges by adding to GAAP EPS non-cash stock-based compensation expense recognized under SFAS 123R, and (ii) non-cash charges associated with purchase accounting, including purchase accounting adjustments for inventory and other write-off related expenses by adding to GAAP EPS amortization and write-off of acquired intangible assets and other and acquired in-process research and development.   Share options were granted at the fair market value on the date of grant and fully vest upon achievement of these earnings per share targets within a four-year period.  The contractual lives of the options are 10 years from the date of grant.  The fair value of the each performance option grant that is expected to vest under these conditions was estimated on the date of grant using the same option valuation model for options granted under the Company’s Option Plan.  If such goals are not met, no compensation expense is recognized and any recognized compensation expense is reversed.

Prior to the adoption of SFAS 123R, the Company provided disclosures required under SFAS 123.  The following table illustrates the effect on loss and net loss per share, net of tax effects for the first quarter of fiscal 2006 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock based awards (in thousands, except for per share data):

	Three Months Ended July 30,	Six Months Ended July 30,
	2005	2005
	(restated)	(restated)
Net income:
As reported	$47,099	$101,046
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effects	29,637	39,227
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(46,055)	(88,648)
Pro forma	$30,681	$51,625
Basic net income per share:
As reported	$0.08	$0.18
Pro forma	$0.05	$0.09
Diluted net income per share:
As reported	$0.08	$0.16
Pro forma	$0.05	$0.08

Note 9. Related Party Transactions

During the second quarters of fiscal 2007 and 2006, the Company incurred approximately $0.1 million of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”).  During the first six months of fiscal 2007 and 2006, the Company incurred approximately $0.5 million and $0.4 million, respectively, of expenses from ACM, for charter aircraft services provided to MSI. The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company’s President and Chief Executive Officer, Dr. Sehat Sutardja and the Company’s Executive Vice President and Chief Operating Officer, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. The expenses incurred were the result of the Company’s use of the aircraft for business travel purposes.  The cost of such usage was determined based on market prices.

On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX Inc. (“MagnetoX”). The development agreement is substantially on similar terms as other development agreements with other third parties.  The Company did not recognize any revenue from the development agreement or product revenue during the first six months of fiscal 2007. Total revenue expected to be recognized from the development agreement is $1.0 million. Herbert Chang, one of the Company’s directors, is a shareholder of MagnetoX and its Chairman of the Board, President and Chief Executive Officer. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties.  The Company recognized $93,000 of revenue from the License Agreement with C2Micro during the second quarter of fiscal 2007 and recognized $0.3 million of revenue from the License Agreement with C2Micro during the first six months of fiscal 2007.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro.  The Company had recorded a receivable of $154,000 and deferred revenue of $42,000 from C2Micro as of July 29, 2006.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, the Company’s Chief Technology Officer, is also a shareholder of C2Micro.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “allows,” “can” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding the number of days in inventory, inventory levels, and levels of accounts receivable; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development; our expected results, cash flows, and expenses, including those related to sales and marketing, research and development and general and administrative; our intention to complete acquired in-process research and development projects; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding the growth in business and operations; our expectations regarding our compliance with SEC periodic reporting requirements and NASDAQ listing requirements; our expectations regarding the impact of the restatement of our financial statements in connection with the internal review of our historical stock option granting; our plans regarding remediation of 2007 material weaknesses and expectations regarding the effectiveness of those remediation efforts; our plan regarding dividends; our plan regarding forward exchange contracts; and the effect of recent accounting pronouncements and changes in taxation rules. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the risk that our remediation efforts will be insufficient to address our material weaknesses in internal controls; and the outcome of pending or future litigation and legal proceedings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, as well as the risks discussed in Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-

stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $134.7 million. In November 2005, we acquired the hard disk and tape drive controller business of QLogic Corporation for approximately $232.5 million.  The acquired business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives.  In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $24.8 million.  The semiconductor design business of UTStarcom designs and supplies chipsets for cellular phone applications.  In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $254.9 million and potential additional earnout payments.  This business designs and develops system-on-chip and system level solutions for both inkjet and laser jet printer systems.

On June 27, 2006, we announced the signing of a definitive agreement to acquire the communications and processor business of Intel Corporation.  Under the agreement, we will pay $600.0 million plus the assumption of certain liabilities.  Intel has the option to take up to $100.0 million of the $600.0 million purchase price in Marvell common stock.  We may also record a one-time charge for purchased in-process research and development expenses related to the acquisition.

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

Our sales have historically been made on the basis of purchase orders rather than long-term agreements. In addition, the sales cycle for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We expect to increase our research and development, selling and marketing, and general and administrative expenditures as we seek to expand our operations. We anticipate that the rate of new orders and shipment vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.

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

During this time, we were informed that our outside legal at the time counsel could not represent both the independent committee and the Company, particularly if that independent committee was going to evaluate and address matters raised by the derivative actions. Our Board met on July 19, 2006 and appointed a successor special committee, titled the Special Committee Regarding Derivative Litigation, to assume responsibility for the stock option review and to evaluate and address matters raised by the derivative action (the “Special Committee”).  The same independent director continued as the sole member of the Special Committee and, after consideration of a number of firms, selected new, independent counsel to represent the Special Committee.  The Special Committee subsequently retained a second independent law firm (collectively “Independent Counsel”).  Independent Counsel retained forensic accounting experts to assist in the internal review.

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

The Special Committee found evidence of recommendations made by representatives of Human Resources and Finance and our external auditors between 2000 and 2004 to grant options on fixed grant dates.  In August 2004, we implemented revisions to our stock option grant processes and procedures for new hire and secondary grants that generally followed a fixed grant date schedule.

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

Marvell accepted the resignation of George A. Hervey on May 2, 2007.  All unvested stock options previously awarded to him were canceled.

The Implementation Committee of our Board of Directors determined, contrary to the recommendation of the Special Committee, that Ms. Dai has no continuing role with the Company, that retaining the services of Ms. Dai in a substantially reduced capacity as Director of Strategic Marketing and Business Development, an individual contributor in a non-managerial role, and under the auspices of the Implementation Committee better serves the interests of all shareholders. Ms. Dai will have no authority to undertake any decisions affecting internal controls or financial matters of the Company. The Implementation Committee will and provide periodic compliance updates to our Board of Directors on Ms. Dai’s activities. Additionally, all of Ms. Dai’s outstanding options that were unvested as of May 6, 2007 have been cancelled and the exercisability of already vested options have been limited, notwithstanding her continued employment.

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

Pre-tax Financial Impact of the Equity Award Review

Approximately 74% of shares granted during the Relevant Period were backdated or resulted in additional accounting charges.  Of these re-measured grants, the stock prices on the original grant date were lower than the prices on the appropriate measurement dates for 97% of such shares.  Substantially all options granted (99% of shares granted during the Relevant Period) have been evaluated for appropriate re-measurement dates under APB 25.

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

(a)       Board of Director Grants:  Non-employee directors receive initial and annual grants in their capacity as directors.  A grant of 24,000 shares to a non-employee director, issued on an annual general meeting date in accordance with the terms of his appointment letter, was outside the 1997 Directors’ Stock Option Plan and therefore, required approval from the Board.  The Board approval was obtained at a later date.   For accounting purposes, the grant was re-measured based on our stock price at the date of the Board’s ratification.

In December 2006, the terms of this option were reformed to reflect the revised stock option exercise price.

(b)       Officer Grants:  During the Relevant Period, we granted options on 13 different dates (including the Re-priced Officer Grants) to the then-Section 16 Officers —  Dr. Sehat Sutardja, Weili Dai, Dr. Pantas Sutardja and George Hervey.  We recorded additional compensation costs for one grant on December 26, 2003 which represented 75% of options granted for three of the Officers who were also our founders (“Founder Officers”) and six grants which represented 96% of options granted for George Hervey.  For accounting purposes, the grant of 12,640,000 shares to the Founder Officers was re-measured based on the stock price at the date the Executive Compensation Committee meeting occurred to approve the grants.  Grants to George Hervey totaling 1,279,892 shares of options originally priced at the “as of” dates of the written consents have been re-measured to the last documented date of approval received from members of the Executive Compensation Committee.

In December 2006, the terms of the options deemed to have been issued at a discount were reformed to reflect the revised stock option exercise prices for all affected Section 16 Officer grants.  Of these 5.4 million reformed options, we received from the Officers the incremental exercise prices for the portion of these options which had previously been exercised totaling $9.6 million.  The reformation of these options did not result in incrementel compensation cost in the fourth quarter of fiscal 2007.

The amounts above do not include $7.5 million in unrecognized stock-based compensation that will be recorded in the second quarter of fiscal 2008 in connection with the cancellation of certain officer grants to Dr. Sehat Sutardja and Weili Dai.

(c)        Re-priced Officer Grants:  The minutes of the May 22, 2002 Executive Compensation Committee meeting reflect the Committee’s approval of a grant to the Founder Officers totaling 1.6 million shares, to be effective on the execution of a unanimous written consent.  In June 2002, the Executive Compensation Committee members executed a unanimous written consent dated June 6, 2002 and effective as of May 22, 2002.  The Special Committee found that on September 10, 2002 after the former General Counsel had a discussion with two of the Founder Officers who indicated that the setting of the price as of May 22, 2002 was inaccurate, the grant was re-priced to the fair market value on June 6, 2002.  The Special Committee found that the former General Counsel had misled the Executive Compensation Committee as to the reasons for the change.  The Special Committee further found that the amendment was falsely characterized as a documentation error rather than a grant modification.  While the affected options were not considered to be issued at a discount on the date of the modification, these shares were subject to variable accounting until our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) at the beginning of fiscal 2007.

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

(e)        Other New Hire and Secondary Grants: In addition to grants issued to new hires at the commencement of their employment, we occasionally issue secondary grants to employees for outstanding performance, retention or other discretionary reasons outside of the annual performance review cycle.  During the Relevant Period, we granted new hire and secondary options on 86 different dates, excluding assumption of acquisition-related options.  These dates included grants made from August 2004 onwards when a fixed grant date schedule was set on the first Friday of each month. As a result of the internal investigation, we recorded additional compensation costs for grants relating to 37 different grant dates, impacting approximately two-thirds of our new hire and secondary grants (totaling 48,708,478 options).  The original grant date with respect to such grants preceded the appropriate measurement date and in substantially all instances, the stock price on the former date was lower than the price on the appropriate measurement date.  Generally, the terms of new hire grants, except for their exercise prices, are stated in employee offer letters which are acknowledged by employees.  For new hire grants, re-measurement dates were determined based on the first instance when the Stock Option Committee grant date was picked.  For secondary grants, as there was no other reliable documentation available to support the measurement date, we applied the date the grant was submitted to stock administration for processing, which typically indicated the conclusion of the grant process.  The last date of submission was used unless the submitted change was proven to be purely administrative in nature and unrelated to the terms of the grant.  Absent such submission documentation, we used the date the grant entry was created in our option database, as this was the most objectively verifiable date when the terms of the grant were known, in accordance with the SEC Chief Accountant’s letter issued on September 19, 2006, outlining the SEC staff’s interpretation of specific accounting guidance for registrants under APB 25.

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

(g)       Evergreen Grants:  During the Relevant Period, there were eight Evergreen grant dates.  Substantially all employees are entitled to these grants for retention purposes.  There were two Evergreen grant dates in both fiscal 2003 and 2004.  There was evidence of amendments to the recipients and/or the number of options subsequent to the grant date.  In all cases, the definitive lists of award recipients could not be reasonably determined until after the original grant date, impacting 54,702,828 options.  Consequently, all Evergreen grants were re-measured on subsequent dates when the granting process was considered to be finalized.  For purposes of the restatement, we used the date the grant was submitted to stock administration for processing, which typically indicated the conclusion of the grant process.  The last date of submission was used unless the submitted change was proven to be purely administrative in nature and unrelated to the terms of the grant.  Absent this supporting documentation, the date the grant entry was created in our option database was used.  In substantially all instances, the stock price on the former date was lower than the price on the appropriate measurement date.  The last Evergreen grant (totaling 7,215,056 options) occurred during fiscal 2007 and the effects on the restatement were included in the restated fair value of the affected grants under SFAS 123R, increasing the grant date fair value of affected options by $0.31 per share.

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

*    $3.0 million of additional employer and employee withholding taxes relating to exercises of affected options, including penalty and interest, and $24.2 million of Section 409A expenses of employees, including penalties and interest was also recorded in fiscal 2007.

**  $4.9 million of penalty and interest associated with Section 162(m) liability was also recorded in fiscal 2007.

(a)   Payroll Tax -  The federal and state revised measurement dates for certain stock options as discussed in this filing may result in adverse tax consequences to holders of those options under IRC Section 409A which was enacted in 2004 to impose certain restrictions on deferred compensation arrangements.  The adverse tax consequences are that Section 409A may subject the option holder of the re-measured retroactively priced stock options to a penalty tax and interest on the exercise of the options vesting after December 31, 2004. In addition to similar penalty taxes and interest under California and other state income tax laws upon the exercise of the option grant will apply.

•                  Exercised options.  The option grants had been issued as incentive stock options.  Due to the re-measurement caused by the re-pricing, they have originally become non-statutory stock options.  We have accrued employment taxes for the exercise in each of the years due to the conversion of the options from incentive to non-statutory.   Included in the restated results are additional employer and employee withholding taxes relating to exercises of affected options through fiscal 2006 totaling $7.6 million, including penalties and interest.  The amounts represent additional compensation expense and have been classified in their respective functional categories.   On a calendar year basis the amounts total:  calendar 2003 of $0.8 million, calendar 2004 of $1.9 million, calendar 2005 of $3.7 million, and calendar 2006 of $4.2 million.   The above table reflects the amounts on a fiscal year basis.   The full amount of compensation, taxes, interest and penalties has been accrued as reflected above as well as in fiscal 2007. The total amount accrued through fiscal 2007 is $10.6 million.

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

(b)       Deferred Tax Asset for Stock Based Compensation:  We recorded adjustments for the creation of additional deferred tax asset for stock based compensation that is deductible at later periods for U.S. income tax purposes on our balance sheets for year end dates of each of fiscal 2002 through fiscal 2006.  As a result, additional benefits for income tax arising from stock based compensation was recognized in fiscal 2006 of $1.8 million, fiscal 2005 of $1.1 million, fiscal 2004 of $1.2 million, fiscal 2003 of $0.4 million and fiscal 2002 of $0.3 million.  The total gross stock-based compensation cost that results in a deferred tax benefit is $12.0 million of the total expense of $327.4 million.

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

Accumulated Deficit Impact of Equity Award Review and Other Tax Adjustments

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings.  Our consolidated financial statements for periods through fiscal 2006 included in previously filed periodic reports with the SEC for such periods have not been amended.  The consolidated financial statements, included in this Form 10-Q, have been restated as follows (in thousands):

		Stock-based compensation expense	Estimated additional payroll tax expense	Additional deferred income tax benefit	Additional deferred income tax provision	Section 162(m) and utilization of deferred tax assets	Cummulative effect of change in accounting principle, net of tax effect	Total Adjustments, net of tax
Fiscal 2000 and prior *		$1,255	$—	$—	$—	$—	$—	$1,255
Fiscal 2001		18,707	—	—	—	—	—	18,707
Fiscal 2002		33,318	—	(259)	—	—	—	33,059
Fiscal 2003		35,540	17	(405)	—	—	—	35,152
Fiscal 2004		64,015	921	(1,170)	—	—	—	63,766
Cumulative effect at January 31, 2004		152,835	938	(1,834)	—	—	—	151,939

	Net income as reported								Net income as restated
Fiscal 2005	$141,661	75,684	2,306	(1,150)	2,026	—	—	78,866	$62,795
Fiscal 2006:
Three months ended April 30, 2005		8,719	866	—	—	—	—	9,585
Three months ended July 30, 2005		29,120	1,083	—	—	—	—	30,203
Three months ended October 29, 2005		9,102	589	—	—	—	—	9,691
Three months ended January 28, 2006		51,915	1,846	(1,822)	3,249	27,206	—	82,394
Total for Fiscal 2006	331,363	98,856	4,384	(1,822)	3,249	27,206	—	131,873	199,490
Cumulative effect at January 28, 2006		327,375	7,628	(4,806)	5,275	27,206	—	362,678
Three months ended April 29, 2006	75,297	4,225	2,170	(3,325)	—	3,510	(8,846)	(2,266)	77,563
Cumulative effect at April 29, 2006		$331,600	$9,798	$(8,131)	$5,275	$30,716	$(8,846)	$360,412

*       Comprised $1,062,000 for fiscal 2000, $139,000 for fiscal 1999, $41,000 for fiscal 1998, $12,000 for fiscal 1997 and $1,000 for fiscal 1996.

The restatement adjustments decreased previously reported basic net income per share by $0.24 and $0.14 for fiscal 2006 and 2005, respectively and diluted net income per share by $0.20 and $0.13 for fiscal 2006 and fiscal 2005, respectively.

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

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Statement of Operations for the three and six months ended July 30, 2005:

	Three Months Ended July 30, 2005				Six Months Ended July 30, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Net revenue	$390,454	$—		$390,454	$755,224	$—		$755,224
Operating costs and expenses:
Cost of goods sold	183,646	1,805	(A)	185,451	358,890	2,346	(A)	361,236
Research and development and other	73,164	14,941	(A)	88,105	145,062	20,993	(A)	166,055
Selling and marketing	21,275	4,864	(A)	26,139	42,264	5,897	(A)	48,161
General and administrative	8,340	9,110	(A)	17,450	15,078	11,940	(A)	27,018
Amortization of stock-based compensation	517	(517	)(A)	—	1,388	(1,388	)(A)	—
Amortization and write-off of goodwill and acquired intangible assets and other	19,753	—		19,753	39,512	—		39,512
Total operating costs and expenses	306,695	30,203		336,898	602,194	39,788		641,982
Operating income (loss)	83,759	(30,203)		53,556	153,030	(39,788)		113,242
Interest and other income, net	4,384	—		4,384	7,996	—		7,996
Income (loss) before income taxes	88,143	(30,203)		57,940	161,026	(39,788)		121,238
Provision for income taxes	10,841	—		10,841	20,192	—		20,192
Net income (loss)	$77,302	$(30,203)		$47,099	$140,834	$(39,788)		$101,046
Basic net income (loss) per share	$0.14	$(0.06)		$0.08	$0.25	$(0.07)		$0.18
Diluted net income (loss) per share	$0.12	$(0.04)		$0.08	$0.23	$(0.07)		$0.16
Weighted average shares — basic	561,832			561,832	559,709			559,709
Weighted average shares — diluted	626,205			626,205	623,798			623,798

(A)       Adjustments for additional stock-based compensation expense pursuant to APB 25 and reclassification of previously reported stock-based compensation expenses to the respective functional cost and expense line items.

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Balance Sheets as of January 28, 2006:

	January 28, 2006
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$348,431	$—		$348,431
Short-term investments	572,591	—		572,591
Accounts receivable, net of allowance of $3,028	245,164	—		245,164
Inventories	211,374	—		211,374
Prepaid expenses and other current assets	104,307	—		104,307
Deferred income taxes	18,007	(14,062	)(B)	3,945
Total current assets	1,499,874	(14,062)		1,485,812
Property and equipment, net	260,921	—		260,921
Goodwill	1,558,209	—		1,558,209
Acquired intangible assets, net	111,973	—		111,973
Other non-current assets	82,312	5,279	(B)	87,591
Total assets	$3,513,289	$(8,783)		$3,504,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,606	$—		$196,606
Accrued liabilities	34,905	—		34,905
Accrued employee compensation	51,549	7,628	(C)	59,177
Income taxes payable	3,352	21,042	(B)	24,394
Deferred income	29,773	—		29,773
Current portion of capital lease obligations	16,563	—		16,563
Total current liabilities	332,748	28,670		361,418
Capital lease obligations, net of current portion	24,447	—		24,447
Non-current income taxes payable	85,126	1,419	(B)	86,545
Other long-term liabilities	24,871	—		24,871
Total liabilities	467,192	30,089		497,281
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, $0.002 par value; 992,000 shares authorized; 582,776 shares issued and outstanding	1,165	—		1,165
Additional paid-in capital	3,249,587	384,652	(A)	3,634,239
Deferred stock-based compensation	(1,141)	(60,846	)(A)	(61,987)
Accumulated other comprehensive loss	(1,759)	—		(1,759)
Accumulated deficit	(201,755)	(362,678)		(564,433)
Total shareholders’ equity	3,046,097	(38,872)		3,007,225
Total liabilities and shareholders’ equity	$3,513,289	$(8,783)		$3,504,506

(A.)    Adjustments for additional stock-based compensation expense pursuant to APB 25, net of tax benefit from employee stock transactions.

(B.)      Adjustments to deferred tax assets arising from the stock-based compensation charge.

(C.)      Adjustments for additional payroll taxes.

The following tables present the impact of the financial statement adjustments on the previously reported Statements of Cash Flows for the three and six months ended July 29, 2005:

	Six Months Ended July 29, 2005
	As Previously Reported	Adjustments		As Restated
		(In thousands)
Cash flows from operating activities:
Net income	$140,834	$(39,788)		$101,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,589	—		27,589
Stock-based compensation	1,388	37,839	(A)	39,227
Amortization of acquired intangible assets	39,512	—		39,512
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(9,255)	—		(9,255)
Inventories	14,702	—		14,702
Prepaid expenses and other assets	(63,308)	—		(65,308)
Accounts payable	9,946	—		9,946
Accrued liabilities and other	1,048	—		1,048
Accrued employee compensation	708	1,949	(B)	2,657
Income taxes payable	18,148	—		18,148
Deferred income	1,722	—		1,722
Net cash provided by operating activities	181,034	—		181,034
Cash flows from investing activities:
Purchases of short-term investments	(253,023)	—		(253,023)
Sales and maturities of short-term investments	150,524	—		150,524
Purchases of property and equipment	(37,841)	—		(37,841)
Net cash provided by (used in) investing activities	(140,340)	—		(140,340)
Cash flows from financing activities:
Proceeds from the issuance of common stock	51,606	—		51,606
Principal payments on capital lease obligations	(6,784)	—		(6,784)
Net cash provided by financing activities	44,822	—		44,822
Net increase (decrease) in cash and cash equivalents	85,516	—		85,516
Cash and cash equivalents at beginning of period	166,471	—		166,471
Cash and cash equivalents at end of period	$251,987	$—		$251,987

(A.)   Adjustments for additional stock-based compensation expense pursuant to APB 25.

(B.)     Adjustments for additional payroll tax.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 27, 2007, as filed concurrently with this Form 10-Q with the U.S. Securities and Exchange Commission. There have been no material changes in any of our accounting policies during fiscal 2007.

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

As a result of the adoption of SFAS 123R, our stock-based compensation increased from $29.6 million and $39.2 million in the three and six months ended July 30, 2005, respectively, to $55.6 million and $104.4 million in the three and six months ended July 29, 2006, respectively.  In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	48.6	47.5	47.4	47.8
Research and development	26.6	22.5	25.8	22.0
Selling and marketing	6.9	6.7	7.1	6.4
General and administrative	3.4	4.5	3.5	3.6
Amortization of acquired intangible assets	4.8	5.1	4.1	5.2
Total operating costs and expenses	90.3	86.3	87.9	85.0
Operating income	9.7	13.7	12.1	15.0
Interest and other income, net	0.2	1.1	0.8	1.1
Income before income taxes	9.9	14.8	12.9	16.1
Provision for income taxes	2.1	2.8	2.5	2.7
Income before change in accounting principle	7.8	12.0	10.4	13.4
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.8	—
Net income	7.8%	12.0%	11.2%	13.4%

Three and Six Months Ended July 29, 2006 and July 30, 2005

  Net Revenue

	Three Months Ended			Six Months Ended
	July 29, 2006	July 30, 2005	Percent Change	July 29, 2006	July 30, 2005	Percent Change
Net revenue	$573,985	$390,454	47.0%	$1,095,181	$755,224	45.0%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increase in net revenue in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 reflected a significant increase in volume shipments of our storage System-on-Chips, or SOCs, which increased $79.2 million, printer semiconductor solutions and wireless products, which increased $63.2 million and hard disk drive controller products, which increased $25.0 million.  The increase in net revenue in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 reflected a significant increase in volume shipments of our storage SOCs, which increased $165.0 million, printer semiconductor solutions and wireless products, which increased $77.1 million, hard disk drive controller products, which increased $47.6 million, and system controllers, which increased $17.7 million.  The increases in net revenue were primarily due to increased acceptance of our storage SOC products, increased market share gains in the PC desktop segment with our storage SOC products and volume shipments of our wireless products from new design wins.  The increase in net revenue for the printer semiconductor solutions was due to the incremental revenue from the acquisition of the printer semiconductor business of Avago Technologies Limited.  Revenue derived from development contracts increased in absolute dollars during the second quarter and first six months of fiscal 2007 as compared to the second quarter and first six months of fiscal 2006, but represented less than 10% of net revenue for each period.

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

Historically, a relatively small number of customers have accounted for a significant portion of our revenue.  For the three months ended July 29, 2006, three customers each represented more than 10% of our net revenue, for a combined total of 40% of our net revenue.  For the six months ended July 29, 2006, four customers each represented more than 10% of our net revenue, for a combined total of 51% of our net revenue.  For the three months ended July 30, 2005, three customers combined for a total of 46% of our net revenue while for the six months ended July 30, 2005, three customers accounted for a total of 45% of our net revenue.  In addition, no distributor accounted for more than 10% of our net revenue in the three and six months ended July 29, 2006 but one distributor accounted for approximately 11% of our net revenue in the three and six months ended July 30, 2005.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States.  Sales to customers located in Asia represented 92% and 94% of our net revenue for the three months ended July 29, 2006 and July 30, 2005, respectively.  Sales to customers located in Asia represented 93% and 94% of our net revenue for the six months ended July 29, 2006 and July 30, 2005, respectively.  The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in United States dollars.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	July 29, 2006	July 30, 2005	Percent Change	July 29, 2006	July 30, 2005	Percent Change
		(restated)			(restated)
Cost of goods sold	$279,075	$185,451	50.5%	$519,308	$361,236	43.8%
% of net revenue	48.6%	47.5%		47.4%	47.8%
Gross margin	51.4%	52.5%		52.6%	52.2%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation costs. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin percentage for the three months ended July 29, 2006 compared to the three months ended July 30, 2005 was primarily due to higher product costs associated with inventory that was acquired from our acquisitions, increased stock-based compensation costs of $1.7 million and higher royalties of $2.2 million.  Partially offsetting the decrease in gross margins were manufacturing efficiencies and product cost savings resulting from the benefits of decreased foundry pricing.  In addition, lower inventory excess and obsolescence provisions of $3.7 million recorded in the three months ended July 29, 2006 compared to the three months ended July 30, 2005 contributed to an increase in gross margins.  The increase in stock-based compensation expense was a result of our adoption of SFAS 123R.  The increase in royalties in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was due to higher sales of products that integrated licensed technology.  The decrease in inventory excess and obsolescence provisions was due to lower requirements based on the mix and quantities of products on hand.  Gross margin percentage remained consistent in the first six months of fiscal 2007 compared to the first six months of fiscal 2006.  The costs associated with contracted development work are included in research and development expense. Our gross margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

Research and Development and Other

	Three Months Ended			Six Months Ended
	July 29, 2006	July 30, 2005	Percent Change	July 29, 2006	July 30, 2005	Percent Change
		(restated)			(restated)
Research and development and other	$152,645	$88,105	73.3%	$281,873	$166,055	69.7%
% of net revenue	26.6%	22.5%		25.8%	22.0%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation expenses, prototype costs, depreciation and amortization expense, patent investigation and filing fees and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was primarily due to stock-based compensation expenses of $36.2 million as a result of our adoption of SFAS 123R.  In addition, research and development expenses increased due to the net hiring of additional development personnel, including personnel related to our acquisitions of the hard disk and tape drive controller business of QLogic Corporation in November 2005, the semiconductor division of UTStarcom, Inc. in February 2006 and the printer semiconductor business of Avago Technologies Limited in May 2006, which resulted in an increase in salary and related costs of $25.2 million. Additionally, we incurred increased costs for depreciation and amortization expense of $1.3 million arising from purchases of property, equipment and technology licenses, increased costs of $5.2 million for prototype and related product tape-out costs for new product initiatives, increased costs of $1.9 million for evaluation boards and supplies arising from an increase in new product initiatives and other allocated expenses of $4.2 million related to our expanding operations.  Research and development related costs for the three month period ended July 29, 2006 was $149.9 million, as compared to $85.9 million for the three month period ended July 30, 2005, an increase of $64.0 million or 74.5%.

The increase in research and development expense in absolute dollars in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to stock-based compensation expenses of $66.7 million as a result of our adoption of SFAS 123R.  In addition, research and development expenses increased due to the net hiring of additional development personnel, including personnel related to our acquisitions of the hard disk and tape drive controller business of QLogic Corporation in November 2005, the semiconductor division of UTStarcom, Inc. in February 2006 and the printer semiconductor business of Avago Technologies Limited in May 2006, which contributed to an increase in salary and related costs of $41.5 million. Additionally, we incurred increased costs for depreciation and amortization expense of $2.6 million arising from purchases of property, equipment and technology licenses, increased costs of $6.4 million for prototype and related product tape-out costs for new product initiatives, increased costs of $1.8 million for patent filing fees to protect newly developed intellectual property, increased costs of $2.7 million for evaluation boards and supplies arising from an increase in new product initiatives, and other allocated expenses of $6.8 million related to our expanding operations.  Research and development and other costs for the six month period ended July 29, 2006 was $276.8 million, as compared to $162.8 million for the six month period ended July 30, 2005, an increase of $114.0 million, or 70.0%.

We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel, including those from our acquisitions.

Selling and Marketing

	Three Months Ended			Six Months Ended
	July 29, 2006	July 30, 2005	Percent Change	July 29, 2006	July 30, 2005	Percent Change
		(restated)			(restated)
Selling and marketing	$39,267	$26,139	50.2%	$78,129	$48,161	62.2%
% of net revenue	6.9%	6.7%		7.1%	6.4%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was primarily due to stock-based compensation expenses of $8.5 million as a result of our adoption of SFAS 123R.  In addition, selling and marketing expenses increased due to the net hiring of additional sales and marketing personnel, which resulted in an increase in salary and related costs of $3.8 million. Additionally, we incurred other variable sales and marketing costs of $2.3 million related to expanding our sales and marketing activities as we broadened our customer and product base and increased commission costs of $1.6 million due to the increase in sales.

The increase in selling and marketing expense in absolute dollars in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to stock-based compensation expenses of $16.7 million as a result of our adoption of SFAS 123R.  In addition, selling and marketing expenses increased due to the net hiring of additional sales and marketing personnel, which contributed to an increase in salary and related costs of $7.9 million.  Additionally, we incurred other variable sales and marketing costs of $5.6 million related to expanding our sales and marketing activities as we broadened our customer and product base and increased commission costs of $2.3 million due to the increase in sales.

We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts into product markets such as consumer applications for our wireless and storage products.

General and Administrative

	Three Months Ended			Six Months Ended
	July 29, 2006	July 30, 2005	Percent Change	July 29, 2006	July 30, 2005	Percent Change
		(restated)			(restated)
General and administrative	$19,689	$17,450	12.8%	$38,247	$27,018	41.6%
% of net revenue	3.4%	4.5%		3.5%	3.6%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation expenses, fees for professional services and allocated occupancy costs for these operations. The increase in absolute dollars in general and administrative expense in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was primarily due to stock-based compensation expenses of $7.4 million as a result of our adoption of SFAS 123R.  In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $0.3 million.  Our general and administrative expenses also increased due to higher professional fees of $2.0 million due to attorney fees associated with our on-going legal proceedings and $0.5 million due to higher professional fees as a result of our expanding operations and professional fees from outside service providers.

The increase in absolute dollars in general administrative expense in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to stock-based compensation expenses of $15.1 million as a result of our adoption of SFAS 123R.  In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which contributed to an increase in salaries and related costs of $1.7 million.  Our general and administrative expenses also increased due to higher professional fees of $3.8 million due to attorney fees associated with our on-going legal proceedings and $1.0 million due to higher professional fees as a result of our expanding operations and professional fees from outside service providers.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	July 29, 2006	July 30, 2005	Percent Change	July 29, 2006	July 30, 2005	Percent Change
Amortization of acquired intangible assets	$27,405	$19,753	38.7%	$44,756	$39,512	13.3%
% of net revenue	4.8%	5.1%		4.1%	5.2%

In connection with various acquisitions, we have recorded acquired intangible assets which are being amortized over their estimated economic lives of one to six years.  The increase in amortization of acquired intangible assets in the second quarter and first six months of fiscal 2007 compared to the second quarter and first six months of fiscal 2006 was due to additional amortization of intangible assets from new acquisitions partially offset by the absence of amortization of acquired intangible assets from the acquisition of Galileo Technology Ltd. which were fully amortized at the end of fiscal 2006.

Interest and Other Income, net

	Three Months Ended			Six Months Ended
	July 29, 2006	July 30, 2005	Percent Change	July 29, 2006	July 30, 2005	Percent Change
Interest and other income, net	$1,091	$4,384	(75.1)%	$8,707	$7,996	8.9%
% of net revenue	0.2%	1.1%		0.8%	1.1%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. The decrease in interest and other income, net for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was primarily due to a $5.0 million charge for a reserve recorded in the second quarter of fiscal 2007 for an advance payment to a company which subsequently filed for bankruptcy.  Partially offsetting the decrease was higher interest income due to higher yields on our investments in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.  The increase in interest and other income, net for the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to higher interest income due to higher yields on our investments during the six months of fiscal 2007, partially offset by a $5.0 million charge for a reserve recorded in the second quarter of fiscal 2007 for an advance payment to a company which subsequently filed for bankruptcy.  The combined cash and short-term investment balances as of July 29, 2006 decreased compared to the cash and short-term investment balance as of July 30, 2005 due to the payments for acquisitions in the first six months of fiscal 2007.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 29, 2006	July 30, 2005	Percent Change	July 29, 2006	July 30, 2005	Percent Change
		(restated)			(restated)
Provision for income taxes	$12,114	$10,841	11.7%	$27,977	$20,192	38.6%
% of net revenue	2.1%	2.8%		2.5%	2.7%

Our effective tax rate was 21.3% and 19.8% for the three and six months ended July 29, 2006 compared to 18.7% and 16.7% for the three and six months ended July 30, 2005.  The effective tax rates were affected by profits earned in jurisdictions where the tax rate is other than the U.S. tax rate and by non-tax-deductible expenses, such as nondeductible acquisition related expenses and the impact of adopting SFAS 123R.  Additionally, the effective tax rate at July 29, 2006 was effected by nondeductible interest and penalties which increased the rate by 4.9%.

Cumulative Effect of Change in Accounting Principle, net of Tax Effect

	Three Months Ended			Six Months Ended
	July 29, 2006	July 30, 2005	Percent Change	July 29, 2006	July 30, 2005	Percent Change
		(restated)			(restated)
Cumulative effect of change in accounting principle, net of tax effect	$—	$—	—%	$8,846	—	100%
% of net income	—	—		0.8%	—

During the first quarter of fiscal 2007, we recorded an adjustment for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R.

Liquidity and Capital Resources

Our principal source of liquidity as of July 29, 2006 consisted of $797.7 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities (Restated)

Net cash provided by operating activities was $215.0 million for the six months ended July 29, 2006 compared to $181.0 million for the six months ended July 30, 2005. The cash inflows from operations in the six months of fiscal 2007 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first six months of fiscal 2007 included $44.8 million related to amortization of acquired intangible assets, $32.6 million of depreciation and amortization expense and $104.4 million of stock-based compensation.  Significant working capital changes contributing to positive cash inflow in the first six months of fiscal 2007 included an increase of $25.4 million in income tax payable resulting from higher taxable income in the first six months of fiscal 2007 and an increase in accounts payable of $15.5 million resulting primarily from amounts due to our suppliers relating to increased inventory purchases as well as higher overall spending activity related to our expanding operations.  Inventory decreased $7.1 million, primarily as a result of the build up of inventory to support our increasing revenue and additional inventory from our acquisitions.  The number of days in inventory has increased at the end of the second quarter of fiscal 2007 to 75 days compared to 56 days at the end of the second quarter of fiscal 2006 due primarily to a higher comparable inventory balance at the end of each respective quarter.  We expect the number of days in inventory to fluctuate in the range of approximately 60 to 75 days depending on our wafer starts and the inventory purchase needs of our customers as well as lead times and competitive situations in the marketplace.

Significant working capital changes offsetting positive cash flows in the first six months of fiscal 2007 included an increase in accounts receivable of $97.6 million primarily due to higher total net revenue in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. Accounts receivable increased and the days sales outstanding, or DSO, metric increased to 54 days at the end of fiscal 2007 compared to 48 days at the end of fiscal 2006.  Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.  Also contributing to working capital changes offsetting positive cash flow in the first six months of fiscal 2007 was an increase in prepaid expenses and other current assets of $28.5 million due primarily to payments made in connection with a capacity reservation agreement with a foundry.

Net cash provided by operating activities was $181.0 million for the six months ended July 30, 2005.  The cash inflow from operations in the six months of fiscal 2006 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first six months of fiscal 2006 included $39.5 million related to amortization of acquired intangible assets, $27.6 million of depreciation and amortization expense and $39.2 million of stock-based compensation.  Significant working capital changes contributing to positive cash inflow in the first six months of fiscal 2006 included an increase in income taxes payable of $18.1 million resulting from higher taxable income in the first six months of fiscal 2006 and a decrease in inventory of $14.7 million, primarily as a result of the timing of wafer starts at foundries, as well as increased cycle times from our foundry vendors.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $240.8 million for the first six months of fiscal 2007 and while net cash used in investing activities was $140.3 million for the first six months of fiscal 2006. The net cash used in investing activities in the first six months of fiscal 2007 was due to purchases of property and equipment of $71.5 million, cash paid for acquisitions of $283.0 million and purchases of short-term investments of $141.4 million partially offset by proceeds from the sales and maturities of short-term investments of $265.2 million. The net cash used in investing activities in the first six months of fiscal 2006 was due to purchases of property and equipment of $37.8 million, purchases of short-term investments of $253.0 million, partially offset by the proceeds from the sales and maturities of short-term investments of $150.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $25.7 million for the six months ended July 29, 2006 and $44.8 million for the six months ended July 30, 2005.  In the first six months of fiscal 2007 and 2006, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee purchase plans, partially offset by principal payments on capital lease obligations.  The proceeds from the issuance of common stock were primarily due to the exercises of stock options and purchases of shares under the employee stock purchase plan.  The increase in capital lease obligations was due to additional computer-aided design software licenses, which we have acquired for use in our research and development activities.

Contractual Obligations and Commitments (Restated)

Our relationships with our foundries allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of July 29, 2006, foundries had incurred approximately $153.0 million of manufacturing expenses on our outstanding purchase orders. The purchase obligations are included in outstanding purchase commitments as of July 29, 2006.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of July 29, 2006, payments totaling $152.0 million (included in prepaid expenses and other current assets and other non current assets) have been made and approximately $61.0 million of the prepayment has been utilized as of July 31, 2006.  At July 29, 2006, remaining commitments under the agreement were approximately $22.2 million.

In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and was amended in the third quarter of fiscal 2006 to end December 31, 2005. In February 2002, we consolidated our three existing facilities in California into this new building. The leases on two of our former facilities expired in February 2002 and June 2005, respectively, but we have an ongoing, non-cancelable lease for the remaining facility, for which we have obtained a sublease. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $3.2 million as of July 29, 2006.  At July 29, 2006, cash payments of $10.3 million, net of sublease income had been made in connection with this charge. Approximately $3.2 million is accrued for this facilities consolidation charge as of July 29, 2006 of which $0.7 million was the current portion while the long-term portion totaling $2.5 million is payable through 2010.

We expect to make significant commitments and incur costs to improve the buildings at our U.S. headquarters located in Santa Clara, California over the next twelve months. Based upon our current forecasts, we currently expect to spend approximately $60.0 million to $65.0 million for building improvements over the next twelve months, of which $39.6 million of non-cancelable purchase orders is currently outstanding. The amount that we plan to spend and commit for building improvements is an estimate and may change as the scope of the work is refined and plans are finalized. In addition, we expect an increase in future operating expenses due to the new buildings, thereby increasing the amount of occupancy costs that will be allocated to cost of goods sold, research and development, sales and marketing and general and administrative expenses.

On November 4, 2005, we completed the acquisition of the hard disk and tape drive controller semiconductor business of QLogic Corporation.  The acquisition was completed in accordance with the terms and conditions of an Asset Purchase Agreement dated August 29, 2005.  Under the terms of the agreement, in exchange for certain assets and intellectual property of QLogic, we paid $180.0 million in cash and issued 1,960,998 shares of our common stock to QLogic valued at $45.6 million for consideration of $225.6 million.  An additional payment of $4.0 million was made for an inventory adjustment, resulting in total cash paid of $184.0 million and total consideration of $232.5 million, including acquisition costs.  Pursuant to the agreement, on the closing date, we placed a portion of the shares in escrow as security for our indemnification rights under the agreement.  The shares can be held in escrow for up to 12 months from the closing date.  Our shares of common stock were issued pursuant to an exemption under the Securities Act of 1933.

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

On May 1, 2006, we completed the acquisition of the printer semiconductor business of Avago Technologies Limited. Under the acquisition agreement, we paid $251.5 million in cash upon closing of the transaction. In the third quarter of fiscal 2007, we accrued $10.0 million of contingent consideration based on certain defined milestones being achieved in October 2006.  We may pay an additional $25.0 million if defined milestones are achieved at various intervals through October 2007.

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

The following table summarizes our contractual obligations as of July 29, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
						There-
	2007	2008	2009	2010	2011	after	Total
	(remaining
	six months)
Contractual obligations:
Operating leases	$3,996	$8,639	$8,099	$5,249	$4,614	$28,740	$59,337
Capital lease obligations	10,776	19,984	10,597	4,474	2,085	521	48,437
Purchase commitments to foundries	152,986	—	—	—	—	—	152,986
Capacity reservation commitment	22,180	—	—	—	—	—	22,180
Mask purchase commitment	2,000	—	—	—	—	—	2,000
Wafer purchase commitment	8,000	—	—	—	—	—	8,000
Capital purchase obligations	68,643	—	—	—	—	—	68,643
Acquisition related commitments	600,000	—	—	—	—	—	600,000
Total contractual cash obligations	$868,581	$28,623	$18,696	$9,723	$6,699	$29,261	$961,583

Included in operating lease commitments are anticipated lease payments for two airplanes that are currently under construction. Delivery of one airplane is expected in fiscal 2007 while delivery of the second airplane is expected in fiscal 2008. The airplanes will be used for business travel purposes and will be accounted for as operating leases once the airplanes are completed and delivered.

Restatement Related Impacts:  The additional payable for payroll taxes associated with affected stock option grants of approximately $10.6 million, additional Section 409A expenses for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million, and Section 162(m) liabilities of $26.5 million for potential cumulative period from fiscal 2001 through 2007, represents future cash outflow totaling $61.3 million.

The IRS has provided taxpayers with the following two ways of correcting unexercised discounted stock options: (1) setting a fixed exercise date; and (2) increasing the exercise price of the option up to the fair market price on the date of grant. We are actively evaluating these options.  The discount associated with unexercised stock options outstanding as of January 27, 2007 amounted to approximately $51.7 million. We have not determined the tax consequences associated with these potential future remedies.

Prospective Capital Needs:   We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from the exercise of employee stock options, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.  In the event that we may need or desire to raise additional funds to prepay our term loan obligation or consummate acquisitions of other businesses, assets, products or technologies, we could raise such funds by electing to sell equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  Our existing credit agreement however limits our ability to borrow additional funds.  Certain covenants would have to be met.  Additionally, we have not been in full compliance with NASDAQ Marketplace Rule 4310(c)(14) which requires us to timely file with the SEC all filings required by the Securities Exchange Act of 1934.  We intend to file all required filings as soon as practicable.

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

Off-Balance Sheet Arrangements

As of July 29, 2006, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. We currently accrue the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period. We are required to apply the provisions of EITF 06-2 at the beginning of fiscal 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. We are currently evaluating the financial impact of this guidance and the method of adoption which will be used.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.   We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  We adopted SAB 108 at the end of fiscal 2007.  The adoption did not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Related Party Transactions

During the second quarter of fiscal 2007 and 2006, the Company incurred approximately $0.1 million of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI, for Estopia Air LLC (“Estopia Air”).  During the first six months of fiscal 2007 and 2006, we incurred approximately $0.5 million and $0.4 million, respectively of expenses from an unrelated third-party entity, ACM for charter aircraft services provided to MSI. The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja, and former Executive Vice President and Chief Operating Officer, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The expenses were the result of our use of the aircraft for business travel purposes. The pricing was based on values determined to be market prices.

On February 19, 2005, we, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX Inc. (“MagnetoX”). The development agreement is on substantially similar terms as other development agreements with other third parties.  We did not recognize any revenue from the development agreement or product revenue during the first six months of fiscal 2007. Herbert Chang, one of our directors, is a shareholder of MagnetoX and its Chairman and Chief Executive Officer. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja, and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, we, through our subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties.  We recognized $93,000 of revenue from the Licenese Agreement with C2Micro during the second quarter of fiscal 2007 and recognized $0.3 million of revenue from the License Agreement with C2Micro during the first six months of fiscal 2007.  We had recorded a receivable of $154,000 and deferred revenue of $42,000 from C2Micro as of July 29, 2006.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, our Chief Technology Officer, is also a shareholder of C2Micro.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of July 29, 2006 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2007 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2007	2008	2009	2010	2011	Total	Fair Value
Variable Rate	$340,499	$—	$—	$—	$—	$340,499	$340,499
Average Interest Rate	5.33%	—	—	—	—	5.33%
Fixed Rate	$47,355	$42,851	$15,223	$5,069	$—	$110,498	$108,912
Average Interest Rate	3.03%	3.10%	3.58%	4.75%	—	3.21%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of July 29, 2006 would have an immaterial effect on our financial position, results of operations and cash flows.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $11.7 million at July 29, 2006, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of July 29, 2006.  Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of July 29, 2006 because of the material weaknesses described below:

Control environment. We did not maintain an effective control environment based on criteria established in the COSO framework and commensurate with our rapid growth and increasing complexity.  Our management, including those individuals responsible for our Finance and Legal Departments, did not exercise the necessary rigor and commitment to internal control over financial reporting.  Specifically, certain individuals involved in the stock option process said that they did not feel able to provide frank advice to senior management  regarding controls over processing, recording and reporting of stock options transactions.  This lack of an effective control environment contributed to the restatement of the consolidated financial statements of annual periods through fiscal 2006, each of the quarters of fiscal year 2006, as well as the first quarter of fiscal year 2007.  Additionally, this lack of an effective control environment could result in misstatements of any of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevent or detected; this lack of effective control environment also contributed to the material weakness described below. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Controls over stock-based compensation expense under FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payments” FAS 123(R). We did not maintain effective controls over the accounting for and disclosure of our stock-based compensation expense under FAS 123(R).  Our controls, including monitoring controls, policies and procedures relating to the accounting for and disclosure of stock-based compensation were not effective.  Specifically, effective controls were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of our stock-based compensation expense.  This control deficiency resulted in audit adjustments to stock-based compensation expense for the year ended January 27, 2007.  This control deficiency could also result in a misstatement to compensation expense that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, on are reasonably likely to materially affect, our internal control over financial reporting.

Implemented or Planned Remedial Actions of 2007 Material Weaknesses

Subsequent to July 29, 2006, we implemented or plan to implement further remedial actions, specifically:

•                  Implemented or planned remediation efforts regarding the material weakness in internal control over financial reporting related to an ineffective control environment include the following:

We accepted the resignation of our former Vice President of Finance and Chief Financial Officer, George A. Hervey, on May 2, 2007.  We also accepted Weili Dai’s resignation from her position as our Executive Vice President and Chief Operating Officer.  The Implementation Committee of our Board of Directors determined, contrary to the recommendation of the Special Committee that Ms. Dai have no continuing role with the Company, that retaining the services of Ms. Dai in a reduced capacity as Director of Strategic Marketing and Business Development, individual contributor in a non-managerial role, and under the auspices of the Implementation Committee better serves the interests of all shareholders.  Ms. Dai will have no authority to undertake any material decisions affecting internal controls or financial matters of the Company.  The Implementation Committee will provide periodic compliance updates to the Board of Directors.

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

As a result of the material weaknesses described above, management, with the assistance of outside consultants, reviewed key areas within internal control over financial reporting and the related financial statement amounts and disclosure for the periods ended July 29, 2006 and January 28, 2006.  Based on the review performed management did not identify any evidence that would prevent our Audit Committee or current management from approving our financial statements.

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

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see the discussion included in Part II, Item 1 — “Legal Proceedings,” of this Report as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission (“the SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. No assurance can be given regarding the outcomes of litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming and expensive, and may distract management from the conduct of our business. Further, if we are subject to adverse findings in litigation a regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows.

In addition, while we believe that we have, in completing the restatement of our financial statements, made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or did not report, the corresponding financial impact. Accordingly, it is possible that we will be required to restate further our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

We are obligated to purchase and pre-pay for specified volumes of wafers from Intel Corporation which will adversely affect our cash flow and could lead to inventory write-downs and related charges to our earnings, but Intel is not obligated to increase supply if we encounter unexpected demand. .

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

Any of these acquisitions, as well as acquisitions in the future, could materially harm our operating results or liquidity as a result of possible concurrent issuances of dilutive equity securities or payment of cash. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. In addition, if we acquire a business that is operating at a loss or at lower overall gross margins than our other business, as is the case with the communications and application processor business we acquired from Intel, our profitability will be harmed unless we can improve its performance. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.9 billion as of July 29, 2006. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

In the first six months of fiscal 2007, approximately 51% of our net revenue was derived from sales to four customers, each of which individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 15%, Samsung accounted for approximately 13%, Toshiba accounted for approximately 12% and Fujitsu accounted for approximately 11%.  No distributor accounted for 10% of our net revenue during the first six months of fiscal 2007. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

From fiscal year 2003 to fiscal year 2005, we reported significant sequential quarterly growth in revenues; however, our revenues have been inconsistent and have generally grown at a slower sequential rate in the eight quarters ending with the second quarter of fiscal 2007 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

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

For example, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments, FASB Statement No. 123R (revised 2004),  Share-Based Payment  (FAS 123R), which required us, starting January 29, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations will reduce on our earnings per share, which could negatively impact our future stock price.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 3,542 employees, as of July 28, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce our profit margins and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forgo revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

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

We may not be able to compete successfully against current or potential competitors. If we do not compete successfully, our market share and revenues may not increase or may decline. In addition, some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. As a result, these competitors may have greater credibility with our existing and potential customers. Moreover, our competitors may foresee the course of market developments more accurately than we do. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products we do, which would allow them to respond more quickly to new or emerging technologies or changes in customer requirements. In addition, new competitors or alliances among existing competitors could emerge. We expect to face competition in the future from our current competitors, other manufacturers and designers of integrated circuits, and innovative start-up integrated circuit design companies. Many of our customers are also large, established integrated circuit suppliers. Our sales to and support of such customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.

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

As of August 31, 2006, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 20% of the outstanding shares our common stock. Additionally, Dr. Sehat Sutardja, our Chief Executive Officer, and Weili Dai, who now serves as our Director of Strategic Marketing and Business Development, are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. Together, these three individuals held approximately 20% of our outstanding common stock as of August 31, 2006. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai and Dr. Pantas Sutardja act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these officers, directors and others could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 93% of our net revenue in the first six months of fiscal 2007, 94% of our net revenue in fiscal 2006, and 93% of our net revenue in fiscal 2005.

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

The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. Initially, this tax exemption was to expire after ten years, but the Economic Development Board in June 2006 agreed to extend the term to fifteen years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If our Pioneer Status is terminated early, our financial results could be harmed. As a result of the Pioneer Status there was a tax savings of $7.4 million in fiscal 2007 resulting in earnings per share benefit of $0.01

The Israeli government has granted Approved Enterprise Status to two of our wholly-owned subsidiaries in Israel, which provides a tax holiday on undistributed income derived from operations within certain “development regions” in Israel. In order to maintain our qualification, we must continue to meet specified conditions, including the making of investments in fixed assets in Israel. As our tax holidays expire, we expect that we will start paying income tax on our operations within these development regions. In fiscal 2007 the Israeli subsidiaries were not profitable and did not have any benefit from the tax incentive.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our 2006 Annual General Meeting of Shareholders held on June 9, 2006, the following proposals were adopted by the margins indicated.

1.              To elect three directors constituting Class 3 of our Board of Directors, to hold office for a three-year term and until their successor is duly elected and qualified.

	Votes For	Votes Abstained

Sehat Sutardja, Ph.D.	179,518,707	74,159,343
Weili Dai	179,402,662	74,275,388
Pantas Sutardja, Ph.D.	248,714,158	4,963,892

To elect one director constituting Class 1 of our Board of Directors, to hold office for a two-year term and until their successor is duly elected and qualified.

	Votes For	Votes Abstained

Arturo Krueger	252,950,480	727,570

Other directors whose term of office as a director continued after the Annual General Meeting were Kuo Wei (Herbert) Chang, Dr. Paul R. Gray and Douglas King.

2.               To re-appoint PricewaterhouseCoopers LLP as our independent registered public accounting firm for our 2007 fiscal year ending January 27, 2007 and to authorize the audit committee to fix the auditor’s remuneration.

Votes For	Votes Against	Votes Abstained

253,208,957	343,475	125,618

3.               To approve an increase of authorized share capital.

Votes For	Votes Against	Votes Abstained

252,108,214	1,382,512	187,324

The proposal to approve an amendment to the second amended and restated bye-laws was not approved, as the required vote of holders representing not less than 66 2/3% of the shares, present to person or represented by proxy, entitled to vote at the Annual General Meeting was not obtained.

Votes For	Votes Against	Votes Abstained

163,805,111	87,656,890	2,216,048

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)The following exhibits are filed as part of this report:

31.1                          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer

31.2                          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Micahel Tate, Interim Chief Financial Officer

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

MARVELL TECHNOLOGY GROUP LTD.

July 2, 2007	By:	/s/ MICHAEL TATE
Date		Michael Tate
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja, Ph.D., President and Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer

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