Form 10-Q
period 2006-10-28
MARVELL TECHNOLOGY GROUP LTD
filed 2007-07-02
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2006

or

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

Explanatory Note

In this Form 10-Q, we are restating our consolidated financial statements and related disclosures as of January 28, 2006 and for the three and nine months ended October 29, 2005.  This Form 10-Q also reflects the restatement of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 for the third quarter of fiscal 2006, “Controls and Procedures” in Item 4 and new management certifications.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 28, 2006	January 28, 2006
		(restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$839,441	$348,431
Short-term investments	36,231	572,591
Accounts receivable, net of allowances of $3,549 and $3,028	294,216	245,164
Inventories	227,872	211,374
Prepaid expenses and other current assets	103,479	104,307
Deferred income taxes	3,945	3,945
Total current assets	1,505,184	1,485,812
Property and equipment, net	366,731	260,921
Goodwill	1,654,376	1,558,209
Acquired intangible assets	224,342	111,973
Other noncurrent assets	151,809	87,591
Total assets	$3,902,442	$3,504,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,677	$196,606
Accrued liabilities	78,186	34,905
Accrued employee compensation	62,408	59,177
Income taxes payable	28,006	24,394
Deferred income	31,672	29,773
Current portion of capital lease obligations	19,443	16,563
Total current liabilities	419,392	361,418
Capital lease obligations, net of current portion	23,748	24,447
Non-current income taxes payable	110,845	86,545
Other long-term liabilities	35,701	24,871
Total liabilities	589,686	497,281
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.002 par value; 992,000 shares authorized; 587,423 and 582,776 shares issued and outstanding	1,175	1,165
Additional paid-in capital	3,747,626	3,634,239
Deferred stock-based compensation	—	(61,987)
Accumulated other comprehensive loss	(102)	(1,759)
Accumulated deficit	(435,943)	(564,433)
Total shareholders’ equity	3,312,756	3,007,225
Total liabilities and shareholders’ equity	$3,902,442	$3,504,506

(1) See Note 1 – Restatement of Consolidated Financial Statements

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
		(restated) (1)		(restated) (1)
Net revenue	$520,398	$426,026	$1,615,579	$1,181,250
Operating costs and expenses:
Cost of goods sold	256,090	197,580	775,398	558,816
Research and development and other	152,939	83,043	434,812	249,098
Selling and marketing	37,875	23,129	116,004	71,290
General and administrative	40,427	11,833	78,674	38,851
Amortization of acquired intangible assets	27,405	19,746	72,161	59,258
Total operating costs and expenses	514,736	335,331	1,477,049	977,313
Operating income	5,662	90,695	138,530	203,937
Interest and other income, net	6,845	5,244	15,552	13,240
Income before income taxes	12,507	95,939	154,082	217,177
Provision for income taxes	6,461	12,584	34,438	32,776
Income before change in accounting principle	6,046	83,355	119,644	184,401
Cumulative effect of change in accounting principle, net of tax effect	—	—	8,846	—
Net income	$6,046	$83,355	$128,490	$184,401
Basic income per share:
Income before change in accounting principle	$0.01	$0.15	$0.20	$0.33
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.02	—
Basic net income per share	$0.01	$0.15	$0.22	$0.33
Shares used in basic per share computation	587,348	567,310	585,728	562,243
Diluted income per share:
Income before change in accounting principle	$0.01	$0.13	$0.19	$0.29
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.01	—
Diluted net income per share	$0.01	$0.13	$0.20	$0.29
Shares used in diluted per share computation	628,104	632,424	633,718	626,673

(1) See Note 1 – Restatement of Consolidated Financial Statements

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 28, 2006	October 29, 2005
		(restated) (1)
Cash flows from operating activities:
Net income	$128,490	$184,401
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	(8,846)	—
Depreciation and amortization	52,519	41,840
Stock-based compensation	146,494	48,794
Amortization of acquired intangible assets	72,161	59,258
Excess tax benefits from stock-based compensation	(889)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(49,052)	(52,383)
Inventories	10,306	(21,040)
Prepaid expenses and other assets	(51,790)	(105,044)
Accounts payable	3,072	60,441
Accrued liabilities and other	13,772	3,358
Accrued employee compensation	(767)	4,901
Income taxes payable	29,092	29,562
Deferred income	1,899	9,854
Net cash provided by operating activities	346,461	263,942
Cash flows from investing activities:
Cash paid in acquisitions	(282,978)	—
Purchases of short-term investments	(266,938)	(490,811)
Sales and maturities of short-term investments	804,902	533,876
Acquisition costs	(4,233)	—
Purchases of property and equipment	(121,412)	(62,309)
Purchases of technology licenses	(8,029)	—
Net cash provided by (used in) investing activities	121,312	(19,244)
Cash flows from financing activities:
Proceeds from the issuance of common stock	36,035	65,732
Principal payments on capital lease obligations	(13,687)	(12,042)
Excess tax benefits from stock-based compensation	889	—
Net cash provided by financing activities	23,237	53,690
Net increase in cash and cash equivalents	491,010	298,388
Cash and cash equivalents at beginning of period	348,431	166,471
Cash and cash equivalents at end of period	$839,441	$464,859
Supplemental cash flows information:
Acquisition of property and equipment under capital lease obligations	$15,868	$19,797
Long-term leased assets under construction	$7,000	$14,750
Elimination of deferred stock-based compensation due to adoption of FAS 123R	$61,986	$—

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

From the Company’s initial public offering in June 2000 through February 28, 2002, grants to the former Chief Financial Officer were awarded only by the Stock Option Committee.  The Stock Option Committee was not advised that it lacked the authority to make such awards.  Furthermore, the first award made to the former Chief Financial Officer by the Executive Compensation Committee dated October 16, 2002 was backdated and the Special Committee found that the former General Counsel misled the Executive Compensation Committee with respect to the facts and circumstances surrounding the grant, including the grant date.

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

The Special Committee found evidence of recommendations made by representatives of Human Resources and Finance and the Company’s external auditors between 2000 and 2004 to grant options on fixed grant dates   In August 2004, the Company implemented revisions to the Company’s stock the Company’s option grant processes and procedures for new hire and secondary grants that generally followed a fixed grant date schedule.

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

Weili Dai, the Company’s former Board member, who served as Executive Vice President and General Manager of the Communications Business Group from 1999 to April 2006 and thereafter also as Chief Operating Officer until she resigned from such positions in May 2007, played a central role in all Stock Option Committee grants.  Ms. Dai participated in the selection of grant dates with the benefit of hindsight and signed false minutes and other employee related corporate documents.  The Special Committee also found that she failed to establish proper internal controls and failed to exercise proper review and inquiry as an officer.  Certain individuals involved in the process said that they did not feel able to provide her with frank advice.  She signed inaccurate external documents, including 10 K’s and proxy statements.  She did not personally benefit from any of the grants she approved.

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

(b)  Officer Grants:  During the Relevant Period, the Company granted options on 13 different dates (including the Re-priced Officer Grants) to the then-Section 16 Officers — Dr. Sehat Sutardja, Weili Dai, Dr. Pantas Sutardja and George Hervey.  The Company recorded additional compensation costs for one grant on December 26, 2003 (which represents 75% of options granted) for three of the officers who were also founders of the Company (“Founder Officers”) and six grants (which represents 96% of options granted) for George Hervey.  For accounting purposes, the grant of 12,640,000 shares to the Founder Officers was re-measured based on the stock price at the date the Executive Compensation Committee meeting occurred to approve the grants.  Grants to George Hervey totaling 1,279,892 shares of options originally priced at the “as of” dates of the written consents have been re-measured to the last documented date of approval received from members of the Executive Compensation Committee.

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

(d)  New Hire Grants – effective hire dates:  The internal review identified that 4,669,200 of options to 30 new hire recipients which required revision to reflect a later date.  In all cases, the stock price on the original grant date was lower than the price on the appropriate measurement date.  For accounting purposes, the new hire start dates had to be reconstructed through payroll records and evaluated to determine appropriate re-measurement dates.

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

(f)    Re-priced New Hire Grants: Of the New Hire grants in the Relevant Period, grant prices were constructively re-set for a segment of grants on three grant dates.  Consequently, affected awards totaling 6,224,200 options were subject to variable accounting until the Company’s adoption of SFAS 123R.  The re-pricing resulted from the Stock Option Committee’s originally designated grant date being modified to a later grant date.

(g)  Evergreen Grants:  During the Relevant Period, there were eight Evergreen grant dates. Substantially all employees are entitled to these grants for retention purposes. There were two Evergreen grant dates in both fiscal 2003 and 2004.  There was evidence of amendments to the recipients and / or the number of options subsequent to the original grant date. In all cases, the definitive lists of award recipients could not be reasonably determined, until after the original grant date impacting 54,702,828 options.  Consequently, all Evergreen grants were re-measured on subsequent dates when the granting process was considered to be finalized.  For purposes of the restatement, the Company used the date the grant was submitted to stock administration for processing, which typically indicated the conclusion of the grant process.  The last date of submission was used unless the submitted change was proven to be purely administrative in nature and unrelated to the terms of the grant.  Absent this supporting documentation, the date the grant entry was created in the option database was used.  In substantially all instances, the stock price on the former date was lower than the price on the appropriate measurement date.  The last evergreen grant (totaling 7,215,056 options) occurred during fiscal 2007 and the effects on the restatement were included in the restated fair value of the affected grants under SFAS 123R, increasing the grant date fair value of affected options by $0.31 per share.

(h)  Non-employee Grants:  Since the inception of the Company, 3,819,000 options were granted to 13 recipients who were not employees or directors of the Company.  These grants were erroneously accounted for under APB 25 as if they had been made to employees. Of these four recipients that were granted a total of 1,483,000 options subsequently became employees or directors of the Company.  As a result, the affected awards were accounted for as non-employee grants under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which resulted in the application of variable accounting on these options until exercised or cancelled.  Options held by consultants who became employees or directors of the Company have been accounted for under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, which addresses a change in grantee status.

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

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001
Operating costs and expenses - Payroll tax* (a)	$7,628	$4,384	$2,306	$921	$17	$—	$—
Provision for income tax – Deferred Income Tax Benefit (b)	(4,806)	(1,822)	(1,150)	(1,170)	(405)	(259)	—
Provision for income tax –Section 162(m) and utilization of deferred tax assets** (c)	27,206	27,206	—	—	—	—	—
Tax Impact of the Equity Award Review	$30,028	$29,768	$1,156	$(249)	$(388)	$(259)	$—
Reduction to deferred tax asset for exemption benefit (d)	$5,275	$3,249	$2,026	—	—	—	—

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

Accumulated Deficit Impact of Equity Award Review and Other Tax Adjustments

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings.  The consolidated financial statements for periods through fiscal 2006 included in previously filed periodic reports with the SEC for such periods have not been amended.  The consolidated financial statements, included in this Form 10-Q, have been restated as follows (in thousands):

	Stock-based compensation expense	Estimated additional payroll tax expense	Additional deferred income tax benefit	Additional deferred income tax provision	Section 162(m) and utilization of deferred tax assets	Cumulative effect of change in accounting principle, net of tax effect	Total Adjustments, net of tax
Fiscal 2000 and prior *	$1,255	$—	$—	$—	$—	$—	$1,255
Fiscal 2001	18,707	—	—	—	—	—	18,707
Fiscal 2002	33,318	—	(259)	—	—	—	33,059
Fiscal 2003	35,540	17	(405)	—	—	—	35,152
Fiscal 2004	64,015	921	(1,170)	—	—	—	63,766
Cumulative effect at January 31, 2004	152,835	938	(1,834)	—	—	—	151,939

	Net income as reported								Net income as restated
Fiscal 2005	$141,661	75,684	2,306	(1,150)	2,026	—	—	78,866	$62,795
Fiscal 2006:							—
Three months ended April 30, 2005		8,719	866	—	—	—	—	9,585
Three months ended July 30, 2005		29,120	1,083	—	—	—	—	30,203
Three months ended October 29, 2005		9,102	589	—	—	—	—	9,691
Three months ended January 28, 2006		51,915	1,846	(1,822)	3,249	27,206	—	82,394
Total for Fiscal 2006	331,363	98,856	4,384	(1,822)	3,249	27,206	—	131,873	199,490
Cumulative effect at January 28, 2006		327,375	7,628	(4,806)	5,275	27,206	—	362,678
Three months ended April 29, 2006	75,297	4,225	2,170	(3,325)	—	3,510	(8,846)	(2,266)	77,563
Cumulative effect at April 29, 2006		$331,600	$9,798	$(8,131)	$5,275	$30,716	$(8,846)	$360,412

*      Comprised $1,062,000 for fiscal 2000, $139,000 for fiscal 1999, $41,000 for fiscal 1998, $12,000 for fiscal 1997 and $1,000 for fiscal 1996.

The restatement adjustments reduced previously reported basic net income per share by $0.24 and $0.14 for fiscal 2006 and 2005, respectively and diluted net income per share by $0.20 and $0.13 for fiscal 2006 and fiscal 2005, respectively.

Cashflows Impact of Equity Award Review

The additional payable for payroll taxes associated with these stock option grants of approximately $10.6 million, additional Section 409A expenses for the adverse tax consequences of the re—measured options exercised during calendar year 2006 of approximately $24.2 million, and Section 162(m) liabilities of $26.5 million for cumulative period from fiscal 2001 through 2007, represents future cash outflows totaling $61.3 million.

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Statement of Operations for the three and nine months ended October 29, 2005:

	Three Months Ended October 29, 2005				Nine Months Ended October 29, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Net revenue	$426,026	$—		$426,026	$1,181,250	$—		$1,181,250
Operating costs and expenses:
Cost of goods sold	197,077	503	(A)	197,580	555,967	2,849	(A)	558,816
Research and development	77,689	5,354	(A)	83,043	222,751	26,347	(A)	249,098
Selling and marketing	21,634	1,495	(A)	23,129	63,898	7,392	(A)	71,290
General and administrative	9,029	2,804	(A)	11,833	24,107	14,744	(A)	38,851
Amortization of stock-based compensation	465	(465	)(A)	—	1,853	(1,853	)(A)	—
Amortization and write-off of goodwill and acquired intangible assets and other	19,746	—		19,746	59,258	—		59,258
Total operating costs and expenses	325,640	9,691		335,331	927,834	49,479		977,313
Operating income (loss)	100,386	(9,691)		90,695	253,416	(49,479)		203,937
Interest and other income, net	5,244	—		5,244	13,240	—		13,240
Income (loss) before income taxes	105,630	(9,691)		95,939	266,656	(49,479)		217,177
Provision for income taxes	12,584	—		12,584	32,776	—		32,776
Net income (loss)	$93,046	$(9,691)		$83,355	$233,880	$(49,479)		$184,401
Basic net income (loss) per share	$0.16	$(0.01)		$0.15	$0.42	$(0.09)		$0.33
Diluted net income (loss) per share	$0.15	$(0.02)		$0.13	$0.37	$(0.08)		$0.29
Weighted average shares — basic	567,310			567,310	562,243			562,243
Weighted average shares — diluted	632,424			632,424	626,673			626,673

(A).    Adjustments for additional stock-based compensation expense pursuant to APB 25 and reclassification of previously reported stock-based compensation expenses to the respective functional cost and expense line items.

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

(A).    Adjustments for additional stock-based compensation expense pursuant to APB 25, net of tax benefit from employee stock transactions.

(B).     Adjustments to deferred tax assets arising from the stock-based compensation charge.

(C).     Adjustments for additional payroll taxes.

The following tables present the impact of the financial statement adjustments on the previously reported Statements of Cash Flows for three and nine months ended October 29, 2005:

	Nine Months Ended October 29, 2005
	As Previously Reported	Adjustments		As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$233,880	$(49,479)		$184,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,840	—		41,840
Stock-based compensation	1,853	46,941	(A)	48,794
Amortization of acquired intangible assets	59,258	—		59,258
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(52,383)	—		(52,383)
Inventories	(21,040)	—		(21,040)
Prepaid expenses and other assets	(105,044)	—		(105,044)
Accounts payable	60,441	—		60,441
Accrued liabilities and other	3,358	—		3,358
Accrued employee compensation	2,363	2,538	(B)	4,901
Income taxes payable	29,562	—		29,562
Deferred income	9,854	—		9,854
Net cash provided by operating activities	263,942	—		263,942
Cash flows from investing activities:
Purchases of short-term investments	(490,811)	—		(490,811)
Sales and maturities of short-term investments	533,876	—		533,876
Purchases of property and equipment	(62,309)	—		(62,309)
Net cash provided by (used in) investing activities	(19,244)	—		(19,244)
Cash flows from financing activities:
Proceeds from the issuance of common stock	65,732	—		65,732
Principal payments on capital lease obligations	(12,042)	—		(12,042)
Net cash provided by financing activities	53,690	—		53,690
Net increase (decrease) in cash and cash equivalents	298,388	—		298,388
Cash and cash equivalents at beginning of period	166,471	—		166,471
Cash and cash equivalents at end of period	$464,859	$—		$464,859

(A).    Adjustments for additional stock-based compensation expense pursuant to APB 25.

(B).     Adjustments for additional payroll tax.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments except for the effect of the restatements as discussed in Note 1, necessary to fairly state the Company’s financial position as of October 28, 2006, the results of its operations for the three and nine months ended October 28, 2006 and October 29, 2005, respectively and its cash flows for the nine months ended October 28, 2006 and October 29, 2005, respectively. These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 27, 2007 filed concurrently with this Form 10-Q.  The results of operations for the three and nine months ended October 28, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Research and development and other

Research and development and other costs consist primarily of $148.9 million and $81.1 million of research and development costs for the three months ended October 28, 2006 and October 29, 2005, respectively, excluding costs related to patent investigation and filings for the three months ended October 28, 2006 and October 29, 2005 which were $4.0 million and $1.9 million, respectively.

Research and development and other costs consist primarily of $425.7 million and $244.0 million of research and development costs for the nine months ended October 28, 2006 and October 29, 2005, respectively, excluding costs related to patent investigation and filings for the nine months ended October 28, 2006 and October 29, 2005 which were $9.1 million and $5.1 million, respectively. Research and development and other costs are expensed as incurred.

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

As a result of the adoption of SFAS 123R, stock-based compensation increased from $9.6 million and $48.8 million in the three and nine months ended October 29, 2005, respectively to $42.1 million and $146.5 million in the three and nine months ended October 28, 2006, respectively.  Stock-based compensation of $0.7 million was capitalized in inventory as of October 28, 2006.  There was no stock-based compensation cost included in inventory as of January 28, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Note 3. Supplemental Financial Information

Available-for-sale investments (in thousands)

	October 28, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$3,588	$—	$(70)	$3,518
Auction rate securities	7,935	—	—	7,935
U.S. Federal, State, county and municipal debt securities	25,253	—	(475)	24,778
Short-term investments	$36,776	$—	$(545)	$36,231

	January 28, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$33,662	$—	$(551)	$33,111
Auction rate securities	438,615	—	—	438,615
U.S. Federal, State, county and municipal debt securities	107,414	—	(1,592)	105,822
	579,691	—	(2,143)	577,548
Less amounts classified as cash equivalents	(4,957)	—	—	(4,957)
Short-term investments	$574,734	$—	$(2,143)	$572,591

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at October 28, 2006 are presented in the following table (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,077	$5,022
Due between one and five years	23,763	23,274
Due over five years	7,936	7,935
	$36,776	$36,231

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

	October 28, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$3,518	$(70)	$3,518	$(70)
U.S. Federal, State, county and municipal debt securities	—	—	24,778	(475)	24,778	(475)
Total temporarily impaired securities	$—	$—	$28,296	$(545)	$28,296	$(545)

	January 28, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$28,154	$(551)	$28,154	$(551)
U.S. Federal, State, county and municipal debt securities	4,998	(24)	100,824	(1,568)	105,822	(1,592)
Total temporarily impaired securities	$4,998	$(24)	$128,978	$(2,119)	$133,976	$(2,143)

Inventories (in thousands)

	October 28, 2006	January 28, 2006
Work-in-process	$90,172	$96,110
Finished goods	137,700	115,264
	$227,872	$211,374

Prepaid expenses and other current assets (in thousands)

	October 28, 2006	January 28, 2006
Prepayments for foundry capacity	$37,820	$62,120
Receivable from foundry	22,649	19,512
Other	43,010	22,675
	$103,479	$104,307

Property and equipment (in thousands)

	October 28, 2006	January 28, 2006
Property and equipment:
Machinery and equipment	$200,355	$142,320
Computer software	131,660	108,032
Furniture and fixtures	17,268	10,588
Leasehold improvements	10,709	9,292
Buildings	40,709	8,727
Building improvements	10,648	24,747
Land	51,500	51,500
Construction in progress	101,082	56,311
	563,931	411,517
Less: Accumulated depreciation and amortization	(197,200)	(150,596)
	$366,731	$260,921

Purchased intangible assets (in thousands)

	As of October 28, 2006			As of January 28, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$507,900	$(443,300)	$64,600	$437,415	$(400,980)	$36,435
Core technology	71,900	(13,892)	58,008	26,400	(2,031)	24,369
Trade name	100	(100)	—	100	(100)	—
Supply contract	900	(155)	745	—	—	—
Customer contracts	122,200	(21,211)	100,989	54,400	(3,231)	51,169
Total intangible assets	$703,000	$(478,658)	$224,342	$518,315	$(406,342)	$111,973

The increase in goodwill during third quarter of fiscal 2007 of $15.2 million was due to goodwill from the acquisitions of the UTStarcom Business (of $7.3 million) and the Avago Business (of $7.9 million).

The increase in purchased intangible assets during the nine months ended October 28, 2006 was from the acquisitions of the semiconductor division of UTStarcom, Inc., Avago Technologies Limited and other companies (see Note 4).

Identified intangible assets consist of purchased technology, core technology, supply contract and customer contracts and related relationships. Purchased technologies are amortized on a straight-line basis over their estimated useful lives ranging from one to five years.  Core technologies are amortized on a straight-line basis over their estimated useful lives ranging from one to six years.  The supply contract is amortized on a straight-line basis over its estimated useful life of four years.  Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives ranging from four to six years. The aggregate amortization expense of identified intangible assets was $27.4 million in the third quarter of fiscal 2007, $19.8 million in the third of quarter of fiscal 2006, $72.2 million in the first nine months of fiscal 2007 and $59.3 million in the first nine months of fiscal 2006.  The estimated total amortization expenses of acquired intangible assets is $19.2 million for the remaining three months of fiscal 2007, $72.8 million for fiscal 2008, $66.9 million for 2009, $40.9 million for fiscal 2010, $18.1 million for fiscal 2011, $5.7 million for fiscal 2012, $0.7 million for fiscal 2013 and $0.1 million for fiscal 2014.

Other long-term liabilities (in thousands)

	October 28, 2006	January 28, 2006

Long-term facilities consolidation charge	$2,362	$2,896
Accrued severance	16,992	13,083
Long-term leased asset under construction	13,000	6,000
Other	3,347	2,892
	$35,701	$24,871

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

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
		(restated)		(restated)
Numerator:
Income before change in accounting principle	$6,046	$83,355	$119,644	$184,401
Net income	$6,046	$83,355	$128,490	$184,401
Denominator:
Weighted average shares of common stock outstanding	587,348	567,310	585,728	562,243
Weighted average shares — basic	587,348	567,310	585,728	562,243

Effect of dilutive securities-Warrants	1,572	1,685	1,685	1,646
Contingently issuable shares	—	—	—	455
Common stock options and other	39,184	63,429	46,305	62,329
Weighted average shares — diluted	628,104	632,424	633,718	626,673
Income before change in accounting principle;
Basic	$0.01	$0.15	$0.20	$0.33
Diluted	$0.01	$0.13	$0.19	$0.29
Net income per share;
Basic	$0.01	$0.15	$0.22	$0.33
Diluted	$0.01	$0.13	$0.20	$0.29

Options to purchase 36,136,943 shares at a weighted average exercise price of $24.39 have been excluded from the computation of diluted net income per share for the three months ended October 28, 2006 using the treasury method calculation.  Options to purchase 654,263 common shares at a weighted average exercise price of $23.05 have been excluded from the computation of diluted net income per share for the three months ended October 29, 2005 using the treasury stock method calculation.

Options to purchase 30,467,554 common shares at a weighted average exercise price of $24.41 have been excluded from the computation of diluted net income per share for the nine months ended October 28, 2006 using the treasury stock method calculation.  Options to purchase 640,959 common shares at a weighted average exercise price of $22.26 have been excluded from the computation of diluted net income per share for the nine months ended October 29, 2005 using the treasury stock method calculation.

Comprehensive income (in thousands)

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
		(restated)		(restated)
Net income	$6,046	$83,355	$128,490	$184,401
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments and other, net of tax	1,157	475	1,657	(400)
Total comprehensive income	$7,203	$83,830	$130,147	$184,001

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

Under the purchase method of accounting, the total purchase price was allocated to the QLogic Business’ net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Net tangible assets acquired	$25,073
Amortizable intangible assets:
Existing technology	42,700
Core technology	26,400
Customer relationships	54,200
In-process technology	4,300
Goodwill	79,862
Total purchase price allocation	$232,535

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

	Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005
	(restated)	(restated)
Net revenue	$471,218	$1,307,934
Net income	$89,525	$196,689
Basic net income per share	$0.16	$0.35
Diluted net income per share	$0.14	$0.31

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

The purchase price of the acquisition was $40.8 million, including the contingent consideration of $16.0 million recognized during the third quarter of fiscal 2007, and was determined as follows (in thousands):

Cash	$40,008
Transaction costs	792
Total purchase price	$40,800

Under the purchase method of accounting, the total purchase price (including the contingent consideration recognized of $16.0 million) was allocated to net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Inventories	$2,097
Fixed assets	611
2,708
Amortizable intangible assets:
Existing technology	11,900
Core technology	4,100
Supply contract	900
Customer relationships	13,900
Goodwill	7,292
Total purchase price allocation	$40,800

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

Under the terms of the agreement, the Company paid $249.6 million in cash and may pay up to an additional $35.0 million in cash if certain defined milestones are achieved.  The purchase price of the acquisition, including the contingent consideration recognized of $10.0 million, was $263.0 million and was determined as follows (in thousands):

Cash	$259,591
Estimated transaction costs	3,388
Total estimated purchase price	$262,979

In the third quarter of fiscal 2007, the Company recorded additional purchase consideration of $10.0 million upon the achievement of certain levels of revenue of the past year.  The remaining contingent consideration of up to $25.0 million is still outstanding and may result in the recognition of additional purchase consideration in the future.  The remaining contingent consideration is based on the achievement of a certain level of revenue over a one year period ending October 2007.  Additionally, in the third quarter of fiscal 2007, the Company recorded a cash consideration adjustment of $1.9 million relating to inventory acquired at the acquisition date, resulting in a corresponding reduction in goodwill.

Under the purchase method of accounting, the total purchase price (including the contingent consideration recognized of $10.0 million) was allocated to net tangible and intangible assets based on their fair values as of the date of completion of the acquisition, as adjusted, as follows (in thousands):

Accounts receivable	$1,871
Current assets	1,442
Deferred tax asset	925
Inventories	23,896
Fixed assets	14,322
Other current assets	2,750
Accrued liabilities	(12,541)
Accrued employee benefits	(3,998)
28,667
Amortizable intangible assets:
Existing technology	55,800
Core technology	40,200
Customer relationships	53,400
Goodwill	84,912
Total purchase price allocation	$262,979

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

	Nine Months Ended October 28, 2006	Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005
		(restated)	(restated)
Net revenue	$1,653,579	$458,775	$1,277,141
Net income	$104,734	$66,063	$129,978
Basic net income per share	$0.18	$0.12	$0.23
Diluted net income per share	$0.17	$0.10	$0.21

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

Note 5. Facilities Consolidation Charge

During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities (“2003 facilities consolidation”) of which $6.0 million related to non-cash charges.  As of October 28, 2006, cash payments of $10.5 million, net of sublease income, had been made in connection with these charges. Approximately $3.0 million is accrued for the facilities consolidation charge as of October 28, 2006, of which $0.6 million represents the current portion and is included in accrued liabilities.  The long-term portion totaling $2.4 million is payable through 2010, and is included in other long-term liabilities.

Activities of accrued losses related to the 2003 facilities consolidation during the nine months ended October 28, 2006 were as follows (in thousands):

Nine Months Ended October 28, 2006
Beginning balance	$3,578
Net cash payments	(574)
Non-cash charges	—
Ending balance	$3,004

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company has evaluated the impact of adopting FIN 48 and determined that there is no material impact on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company adopted SAB 108 at the end of fiscal 2007.  The adoption did not have a material impact on our financial position and results of operations.

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

Note 7. Commitments and Contingencies

Warranty Obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three and nine months ended October 28, 2006 and October 29, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Warranty accrual (included in accrued liabilities):
Beginning balance	$3,983	$3,181	$3,914	$1,571
Warranties issued	—	705	339	2,647
Settlements	(215)	(83)	(485)	(415)
Ending balance	$3,768	$3,803	$3,768	$3,803

Purchase Commitments

The Company’s manufacturing relationships with its foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses incurred through the date of cancellation. As of October 28, 2006, foundries had incurred approximately $134.7 million of manufacturing expenses on the Company’s outstanding purchase orders. As of October 28, 2006, the Company also had approximately $75.3 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed-upon pricing terms until December 31, 2015.  As of October 28, 2006, payments totaling $174.2 million (included in prepaid expenses and other current assets and other non current assets) have been made and approximately $74.9 million of the prepayment has been utilized as of October 28, 2006.  At October 28, 2006, there were no more remaining commitments under the agreement.

Contingencies

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company‘s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of the Company’s officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of the Company’s officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to the Company’s IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the underwriters and the Company as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. The Company’s board of directors has approved the proposed settlement, which if approved by the court would result in the plaintiffs’ dismissing the case against the Company and granting releases that extend to all of its officers and directors. Definitive settlement documentation was completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order.” The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A).  On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order.  The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members.  A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The court took the matter under submission. Meanwhile the consolidated case against the underwriters has proceeded. On October 2004, the district court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the settlement class contemplated by the proposed issuer settlement would be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied the petition.  At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling.  not yet ruling on the matter, the district court has suggested that the parties will likely withdraw and seek to reformulate the current settlement in light of the Second Circuit ruling.

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

Note 8. Stock-Based Compensation

Stock Plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 324,289,786 shares of common stock reserved for issuance thereunder as of October 28, 2006.  Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan had 3,600,000 shares of common stock reserved thereunder as of October 28, 2006.  Under the Directors’ Plan, an outside director is granted 30,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 6,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the director is terminated or resigns from the Board of Directors prior to vesting. Such right expires as the options vest over a five-year period.

Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 33,871,612 shares of common stock reserve for issuance thereunder as of October 28, 2006.  Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 1 and June 1 of each year.  For the three and nine months ended October 28, 2006, the stock-based compensation expense related to the activity under the Purchase Plan was $0 and $8.6 million, respectively.  The Company issued 895,170 shares under the Purchase Plan in the nine months ended October 28, 2006.  As of October 28, 2006, there was no unrecognized compensation cost related to the Purchase Plan which will be recognized over the next two years.

Stock option activity under the Company’s stock option plans for the nine months ended October 28, 2006 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Restricted Stock Outstanding
	(In thousands)			(In thousands)	(In thousands)
Balance at January 28, 2006	94,244	$9.88			—
Options granted	17,569	$28.35			4
Options forfeited/canceled/expired	(4,306)	$15.06			—
Options exercised	(3,716)	$6.03			—
Balance at October 28, 2006	103,791	$12.93			4
Vested or expected to vest at October 28, 2006	98,904	$12.50	6.7 years	$723,961	4
Exercisable at October 28, 2006	37,887	$7.30	5.4 years	$401,627

Included in the preceding table are 1,690,000 shares of option granted to certain officers at an exercise price of $24.80 during the second quarter of fiscal 2007 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2010.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on October 27, 2006 of $17.65 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on October 28, 2006.  The total intrinsic value of options exercised in the three and nine months ended October 28, 2006 was $4.1 million and $76.1 million, respectively.  Cash received from option exercises for the nine months ended October 28, 2006 was $22.4 million.

Included in the preceding table is activity related to the nonvested portion of the stock based arrangements as follows:

	Nonvested Options Outstanding	Weighted Average Grant Date Fair Value	Nonvested Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 28, 2006	71,813	$6.39	—	$—
Granted	17,568	$14.87	144	$32.12
Vested	(11,670)	$5.79	—	$—
Canceled/Forfeited	(4,288)	$8.80	—	$—
Balance at October 28, 2006	73,423	$8.37	144	$32.12

As of October 28, 2006, there was $410.5 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.6 years.  The Company’s current practice is to issue new shares to satisfy share option exercises.

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

Total tax benefit attributable to options exercised in the nine months ended October 28, 2006 was $0.9 million.  The excess tax benefits from stock-based compensation of $0.9 million as reported on the condensed consolidated statement of cash flows in financing activities represents the reduction, in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Stock Award Activity

In the first nine months of fiscal 2007, the Company granted 140,000 restricted stock awards to its employees under the 1995 Stock Option Plan. Such awards generally vest over a period of five years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted are considered issued and outstanding.  The Company expenses the value of the restricted stock awards determined based on the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.  The grant of restricted stock awards is deducted from the shares available for grant under the Company’s stock option plan.  Restricted stock activity under the Company’s stock option plans for the nine months ended October 28, 2006 is summarized below (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Balance at January 28, 2006	—	$—
Restricted stock granted	140	32.21
Restricted stock forfeited	—	—
Restricted stock vested	—	—
Balance at October 28, 2006	140	$32.21

No restricted stock awards vested during the nine months ended October 28, 2006.  Based on the closing price of the Company’s stock of $17.65, on October 27, 2006, the total pretax intrinsic value of all outstanding restricted stock was $2.5 million.

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
		(restated)		(restated)
Cost of goods sold	$2,602	$503	$8,497	$2,849
Research and development	26,322	4,878	93,003	24,682
Selling and marketing	6,502	1,415	23,198	6,655
General and administrative	6,702	2,771	21,796	14,608
	$42,128	$9,567	$146,494	$48,794

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
		(restated)
Volatility	—	61%	41%	73%
Expected life (in years)	—	4.0	1.3	1.3
Risk-free interest rate	—	4.2%	5.0%	3.3%
Dividend yield	—	—	—	—

	Stock Option Plans		ESPP
	Nine Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
		(restated)
Volatility	59%	70%	41%	73%
Expected life (in years)	4.7	4.4	1.3	1.3
Risk-free interest rate	4.7%	4.0%	5.0%	3.3%
Dividend yield	—	—	—	—

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

No options were granted in the three month period ended October 28, 2006.  The weighted average fair value per share of the options granted in the three month period ended October 29, 2005 was $10.81.  The weighted average fair values per share of the options granted in the nine month period ended October 28, 2006 and October 29, 2005 was $15.13 and $10.54, respectively.

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

Prior to the adoption of SFAS 123R, the Company provided disclosures required under SFAS 123.  The following table illustrates the effect on loss and net loss per share, net of tax effects for the first quarter of fiscal 2006 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock based awards (in thousands, except for per share data):

	Three Months Ended October 29,	Nine Months Ended October 29,
	2005	2005
	(restated)	(restated)
Net income:
As reported	$83,355	$184,401
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effects	9,567	48,794
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(46,435)	(135,125)
Pro forma	$46,487	$98,070
Basic net income per share:
As reported	$0.15	$0.33
Pro forma	$0.08	$0.17
Diluted net income per share:
As reported	$0.13	$0.29
Pro forma	$0.07	$0.16

Note 9. Related Party Transactions

During the third quarters of fiscal 2007 and 2006, the Company incurred approximately $1,000 and $0.2 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”).  During the first nine months of fiscal 2007 and 2006, the Company incurred approximately $0.5 million and $0.6 million, respectively, of expenses from ACM, for charter aircraft services provided to MSI. The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company’s President and Chief Executive Officer, Dr. Sehat Sutardja and the Company’s Executive Vice President and Chief Operating Officer, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. The expenses incurred were the result of the Company’s use of the aircraft for business travel purposes.  The cost of such usage was determined based on market prices.

On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX Inc. (“MagnetoX”). The development agreement is substantially on similar terms as other development agreements with other parties.  The Company did not recognize any revenue from the development agreement or product revenue during the first nine months of fiscal 2007. Total revenue expected to be recognized from the development agreement is $1.0 million. Herbert Chang, one of the Company’s directors, is a shareholder of MagnetoX and its Chairman of the Board, President and Chief Executive Officer.

Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties.  The Company did not recognize any revenue from C2Micro during the third quarter of fiscal 2007 and 2006, respectively.  The Company recognized $0.3 million of revenue from the License Agreement with C2 Microsystems during the first nine months of fiscal 2007.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro.  The Company had recorded a receivable of $154,000 and deferred revenue of $42,000 from C2Micro as of October 28, 2006.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, the Company’s Chief Technology Officer, is also a shareholder of C2Micro.

Note 10. Subsequent Events

On November 8, 2006, the Company completed its acquisition of the communications and applications business of Intel Corporation (“ICAP Business”) and paid $600.0 million in cash upon closing of the transaction.  The Company recorded a one-time charge for purchased in-process research and development expenses related to the acquisition of $77.8 million in the fourth fiscal quarter of fiscal 2007.  In addition to the asset purchase, Marvell and the third party agree to enter into certain additional agreements, including a supply agreement.  Under the terms of the agreement the Company has committed to purchase and Intel has agreed to supply a minimum number of wafers at fixed prices.  If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by the Company and the quantities of supply required under the supply agreement commitment, Intel will invoice the Company for the shortfall and will deliver the corresponding quantity upon receipt of payment from the Company.  The agreement requires the Company to prepay for certain wafers six months in advance of delivery and requires it to issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “allows,” “can” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments will vary signifcantly from quarter to quarter; industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding the number of days in inventory, inventory levels, and levels of accounts receivable;

our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development; our expected results, cash flows, and expenses, including those related to sales and marketing, research and development and general and administrative; our intention to complete acquired in-process research and development projects; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding the growth in business and operations; our expectations regarding our compliance with SEC periodic reporting requirements and NASDAQ listing requirements; our expectations regarding the impact of the restatement of our financial statements in connection with the internal review of our historical stock option granting; our plans regarding remedition of 2007 material weakness and expectations regarding the effectiveness of those remediation efforts; our plan regarding dividends; our plan regarding forward exchange contracts; and the effect of recent accounting pronouncements and changes in taxation rules. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the risk that other remediation efforts will be insufficient to address our material weaknesses in internal controls and the outcome of pending or future litigation and legal proceedings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, as well as the risks discussed in Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration to date of approximately $134.7 million. In November 2005, we acquired the hard disk and tape drive controller business of QLogic Corporation for approximately $232.5 million.  The acquired business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives.  In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $40.8 million.  The semiconductor design business of UTStarcom designs and supplies chipsets for cellular phone applications.  In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $263.0 million and potential additional earnout payments.  This business designs and develops system-on-chip and system level solutions for both inkjet and laser jet printer systems.  In November 2006, we completed the acquisition of the communications and application processor business of Intel Corporation for $600.0 million.  The communications and application processor business of Intel designs and develops cellular baseband processors for multi-mode, multi-band wireless handheld devices such as handsets, PDAs and smartphones.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2006 comprised 52 weeks.

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

Matthew Gloss, MSI’s corporate counsel from April 2000 until February 2001 and thereafter its Vice President and subsequently, General Counsel until his termination in March 2007, failed to properly advise upper management, including Dr. Sutardja and Ms. Dai, about their responsibilities and duties regarding stock options and other financial filings. The minutes of the Stock Option Committee were prepared by or at the direction of Matthew Gloss.   Mr. Gloss was also found to have misled the Executive Compensation Committee by creating false minutes and unanimous written consents including in one instance adding or directing the addition of a grant date to a unanimous written consent after that unanimous written consent was were executed, or by creating minutes that were incomplete, inaccurate or misleading.  He also failed to establish proper controls over the stock option process despite being on notice of various control problems.

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

The Implementation Committee of our Board of Directors determined, contrary to the recommendation of the Special Committee that Ms. Dai have no continuing role with the Company, that retaining the services of Ms. Dai in a substantially reduced capacity as Director of Strategic Marketing and Business Development, an individual contributor in a non-managerial role, and under the auspices of the Implementation Committee better serves the interests of all shareholders. Ms. Dai will have no authority to undertake any decisions affecting internal controls or financial matters of the Company. The Implementation Committee will provide periodic compliance updates to our Board of Directors on Ms. Dai’s activities. Additionally, all of Ms. Dai’s outstanding options that were unvested as of May 6, 2007 have been cancelled and the exercisability of already vested options have been limited, notwithstanding her continued employment.

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

The types of grant discrepancies uncovered by the internal review (by both the Special Committee and management) and the additional pre-tax stock-compensation expense arising from these adjustments, quantified under APB 25 for periods through fiscal 2006, are summarized as follows (in thousands):

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001 and prior
Board of Director Grants (a)	$1	$1	$—	$—	$—	$—	$—
Officer Grants (b)	19,577	6,317	12,023	836	270	127	4
Re-priced Officer Grants (c)	39,658	24,827	9,888	4,943	—	—	—
New Hire Grants — effective hire dates (d)	19,879	249	1,530	2,729	4,754	7,278	3,339
Other New Hire (e)	49,876	5,313	13,235	13,437	10,322	7,061	508
Secondary Grants (e)	18,165	2,360	3,713	3,016	4,432	3,975	669
Re-priced New Hire Grants (f)	100,575	49,798	23,727	25,254	(1,885)	3,681	-
Evergreen Grants (g)	60,838	9,870	11,082	12,634	17,911	9,312	29
Non-employee Grants * (h)	8,800	121	486	1,166	(264)	1,884	5,407
Termination related charges (i)	10,006	—	—	—	—	—	10,006
	$327,375	$98,856	$75,684	$64,015	$35,540	$33,318	$19,962

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

(d)       New Hire Grants – effective hire dates:  The internal review identified that 4,669,200 options to 30 new hire recipients which required revision to reflect a later date of effective employment.  In all cases, the stock price on the original grant date was lower than the price on the appropriate measurement date.  For accounting purposes, the new hire start dates had to be reconstructed through payroll records and evaluated to determine appropriate re-measurement dates.

(e)        Other New Hire and Secondary Grants: In addition to grants issued to new hires at the commencement of their employment, we occasionally issue secondary grants to employees for outstanding performance, retention or other discretionary reasons outside of the annual performance review cycle.  During the Relevant Period, we granted new hire and secondary options on 86 different dates, excluding assumption of acquisition-related options.  These dates included grants made from August 2004 onwards when a fixed grant date schedule was set on the first Friday of each month. As a result of the internal review, we recorded additional compensation costs for grants relating to 37 different grant dates, impacting approximately two-thirds of our new hire and secondary grants (totaling 48,708,478 options).  The original grant date with respect to a such grant preceded the appropriate measurement date and in substantially all instances, the stock price on the former date was lower than the price on the appropriate measurement date.  Generally, the terms of new hire grants, except for their exercise prices, are stated in employee offer letters which are acknowledged by employees.  For new hire grants, re-measurement dates were determined based on the first instance when the Stock Option Committee grant date was picked.  For secondary grants, as there was no other reliable documentation available to support the measurement date, we applied the date the grant was submitted to stock administration for processing, which typically indicated the conclusion of the grant process.  The last date of submission was used unless the submitted change was proven to be purely administrative in nature and unrelated to the terms of the grant.  Absent such submission documentation, we used the date the grant entry was created in our option database, as this was the most objectively verifiable date when the terms of the grant were known, in accordance with the SEC Chief Accountant’s letter issued on September 19, 2006, outlining the SEC staff’s interpretation of specific accounting guidance for registrants under APB 25.

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

(g)       Evergreen Grants:  During the Relevant Period, there were eight Evergreen grant dates.  Substantially all employees are entitled to these grants for retention purposes.  There were two Evergreen grant dates in both fiscal 2003 and 2004.  There was evidence of amendments to the recipients and for the number of options subsequent to the grant date.  In all cases, the definitive lists of award recipients grant date could not be reasonably determined until after the original grant date, impacting 54,702,828 options.  Consequently, all Evergreen grants were re-measured on subsequent dates when the granting process was considered to be finalized.  For purposes of the restatement, we used the date the grant was submitted to stock administration for processing, which typically indicated the conclusion of the grant process.  The last date of submission was used unless the submitted change was proven to be purely administrative in nature and unrelated to the terms of the grant.  Absent this supporting documentation, the date the grant entry was created in our option database was used.  In substantially all instances, the stock price on the former date was lower than the price on the appropriate measurement date.  The last Evergreen grant (totaling 7,215,056 options) occurred during fiscal 2007 and the effects on the restatement were included in the restated fair value of the affected grants under SFAS 123R, increasing the grant date fair value of affected options by $0.31 per share.

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

Tax Impact of the Equity Award Review and Other

The majority of the additional $327.4 million stock option compensation is expensed on the financial statements of the entities located in tax jurisdictions having a lower tax rate than that of the U.S. The tax benefits associated with all but $12.0 million of the $327.4 million total expense is reocrded in Bermuda at zero percent tax rate. The $12.0 million of compensation expense and associated tax benefits have resulted in a cumulative deferred tax asset of $2.5 million as of January 2006 and a deferred provision benefit of $4.8 million. The tax impact of the adjustments arising from the equity award review is summarized as follows (in thousands):

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001
Operating costs and expenses - Payroll tax *(a)	$7,628	$4,384	$2,306	$921	$17	$—	$—
Provision for income tax – Deferred Income Tax Benefit (b)	(4,806)	(1,822)	(1,150)	(1,170)	(405)	(259)	—
Provision for income tax – Section 162(m) and utilization of deferred tax assets ** (c)	27,206	27,206	—	—	—	—	—
Tax impact of the equity awarded review	$30,028	$29,768	$1,156	$(249)	$(388)	$(259)	$—
Reduction to deferred tax asset for exemption benefit (d)	$5,275	$3,249	$2,026	—	—	—	—

*    $3.0 million of additional employer and employee withholding taxes relating to exercises of affected options, including penalty and interest, and $24.2 million of Section 409A expenses of employee’s, including penalties and interest was also recorded in fiscal 2007.

**  $4.9 million of penalty and interest associated with section 162(m) liability was also recorded in fiscal 2007.

(a)   Payroll Tax -  The revised federal and state measurement dates for certain stock options as discussed in this filing may result in adverse federal and state tax consequences to holders of those options under IRC Section 409A which was enacted in 2004 to impose certain restrictions on deferred compensation arrangements.  The adverse tax consequences are that Section 409A may subject the option holder of the re-measured retroactively priced stock options to a penalty tax and interest on the exercise of the options vesting after December 31, 2004. In addition to similar penalty taxes and interest under California and other state income tax laws upon the exercise of the option grant will apply.

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

For the Section 409A affected options exercised during calendar year 2006, the IRS issued guidelines that would allow employers to enter into a global settlement of Section 409A issues on behalf of their employees.  California and other states have offered a similar program.  This liability does not appear in the above table, but has been accured in fiscal year 2007 as explained in the remainder of this section.

Because all holders of re-measured stock options issued generally were not involved in or aware of the retroactive pricing, the Board of Directors approved our plan to deal with the adverse tax consequences that may be incurred by the holders of the re-measured options in the fourth quarter of fiscal 2007.  Therefore, we recorded in the last quarter of fiscal 2007 Section 409A expenses for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million, including estimated penalties and interest.  The amount represents additional compensation expense and has been classified in the respective functional categories. We have sent timely notices to the IRS and the California Franchise Tax Board that we have elected to participate in these programs.

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

(c)        Income Tax - Section 162(m) and utilization of deferred tax assets:  We have accrued for the current and deferred tax impact of $104.5 million of non-deductible officer compensation related to Internal Revenue Section 162(m) (“Section 162(m)”) in fiscal 2006. Section 162(m) limits the deductibility of compensation in excess of one million dollars, but exempts stock option comensation where the option was issued at fair market value on the date of grant. We have determined that $104.5 million of executive compensation in fiscal 2006 does not meet the exclusion criteria under Section 162(m), under existing IRS interpretations, and have therefore accrued $21.8 million of current tax expense and $5.4 million of deferred tax expense associated with the utilization of net operating losses. We have accrued the penalty and interest totaling $4.9 million associated with this liability in fiscal 2007.

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

Accumulated Deficit Impact of Equity Award Review and Other Tax Adjustments

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings.  Our consolidated financial statements for periods through fiscal 2006 included in previously filed periodic reports with the SEC for such periods have not been amended.  The consolidated financial statements, included in this Form 10-Q, have been restated as follows (in thousands):

	Stock-based compensation expense	Estimated additional payroll tax expense	Additional deferred income tax benefit	Additional deferred income tax provision	Section 162(m) and utilization of deferred tax assets	Cumulative effect of change in accounting principle, net of tax effect	Total Adjustments, net of tax
Fiscal 2000 and prior *	$1,255	$—	$—	$—	$—	$—	$1,255
Fiscal 2001	18,707	—	—	—	—	—	18,707
Fiscal 2002	33,318	—	(259)	—	—	—	33,059
Fiscal 2003	35,540	17	(405)	—	—	—	35,152
Fiscal 2004	64,015	921	(1,170)	—	—	—	63,766
Cumulative effect at January 31, 2004	152,835	938	(1,834)	—	—	—	151,939

	Net income as reported								Net income as restated
Fiscal 2005	$141,661	75,684	2,306	(1,150)	2,026	—	—	78,866	$62,795
Fiscal 2006:							—
Three months ended April 30, 2005		8,719	866	—	—	—	—	9,585
Three months ended July 30, 2005		29,120	1,083	—	—	—	—	30,203
Three months ended October 29, 2005		9,102	589	—	—	—	—	9,691
Three months ended January 28, 2006		51,915	1,846	(1,822)	3,249	27,206	—	82,394
Total for Fiscal 2006	331,363	98,856	4,384	(1,822)	3,249	27,206	—	131,873	199,490
Cumulative effect at January 28, 2006		327,375	7,628	(4,806)	5,275	27,206	—	362,678
Three months ended April 29, 2006	75,297	4,225	2,170	(3,325)	—	3,510	(8,846)	(2,266)	77,563
Cumulative effect at April 29, 2006		$331,600	$9,798	$(8,131)	$5,275	$30,716	$(8,846)	$360,412

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

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Statement of Operations for the three and nine months ended October 29, 2005:

	Three Months Ended October 29, 2005				Nine Months Ended October 29, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Net revenue	$426,026	$—		$426,026	$1,181,250	$—		$1,181,250
Operating costs and expenses:
Cost of goods sold	197,077	503	(A)	197,580	555,967	2,849	(A)	558,816
Research and development	77,689	5,354	(A)	83,043	222,751	26,347	(A)	249,098
Selling and marketing	21,634	1,495	(A)	23,129	63,898	7,392	(A)	71,290
General and administrative	9,029	2,804	(A)	11,833	24,107	14,744	(A)	38,851
Amortization of stock-based compensation	465	(465	)(A)	—	1,853	(1,853	)(A)	—
Amortization and write-off of goodwill and acquired intangible assets and other	19,746	—		19,746	59,258	—		59,258
Total operating costs and expenses	325,640	9,691		335,331	927,834	49,479		977,313
Operating income (loss)	100,386	(9,691)		90,695	253,416	(49,479)		203,937
Interest and other income, net	5,244	—		5,244	13,240	—		13,240
Income (loss) before income taxes	105,630	(9,691)		95,939	266,656	(49,479)		217,177
Provision for income taxes	12,584	—		12,584	32,776	—		32,776
Net income (loss)	$93,046	$(9,691)		$83,355	$233,880	$(49,479)		$184,401
Basic net income (loss) per share	$0.16	$(0.01)		$0.15	$0.42	$(0.09)		$0.33
Diluted net income (loss) per share	$0.15	$(0.02)		$0.13	$0.37	$(0.08)		$0.29
Weighted average shares — basic	567,310			567,310	562,243			562,243
Weighted average shares — diluted	632,424			632,424	626,673			626,673

(A).            Adjustments for additional stock-based compensation expense pursuant to APB 25 and reclassification of previously reported stock-based compensation expenses to the respective functional cost and expense line items.

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Balance Sheets as of January 28, 2006:

	January 28, 2006
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$348,431	$—		$348,431
Short-term investments	572,591	—		572,591
Accounts receivable, net of allowance of $3,132	245,164	—		245,164
Inventories	211,374	—		211,374
Prepaid expenses and other current assets	104,307	—		104,307
Deferred income taxes	18,007	(14,062	)(B)	3,945
Total current assets	1,499,874	(14,062)		1,485,812
Property and equipment, net	260,921	—		260,921
Goodwill	1,558,209	—		1,558,209
Acquired intangible assets, net	111,973	—		111,973
Other non-current assets	82,312	5,279	(B)	87,591
Total assets	$3,513,289	$(8,783)		$3,504,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,606	$—		$196,606
Accrued liabilities	34,905	—		34,905
Accrued employee compensation	51,549	7,628	(C)	59,177
Income taxes payable	3,352	21,042	(B)	24,394
Deferred income	29,773	—		29,773
Current portion of capital lease obligations	16,563	—		16,563
Total current liabilities	332,748	28,670		361,418
Capital lease obligations, net of current portion	24,447	—		24,447
Non-current income taxes payable	85,126	1,419	(B)	86,545
Other long-term liabilities	24,871	—		24,871
Total liabilities	467,192	30,089		497,281
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, $0.002 par value; 992,000 shares authorized; 582,776 shares issued and outstanding	1,165	—		1,165
Additional paid-in capital	3,249,587	384,652	(A)	3,634,239
Deferred stock-based compensation	(1,141)	(60,846	)(A)	(61,987)
Accumulated other comprehensive loss	(1,759)	—		(1,759)
Accumulated deficit	(201,755)	(362,678)		(564,433)
Total shareholders’ equity	3,046,097	(38,872)		3,007,225
Total liabilities and shareholders’ equity	$3,513,289	$(8,783)		$3,504,506

(A).            Adjustments for additional stock-based compensation expense pursuant to APB 25, net of tax benefit from employee stock transactions.

(B).              Adjustments to deferred tax assets arising from the stock-based compensation charge.

(C).              Adjustments for additional payroll taxes.

The following tables present the impact of the financial statement adjustments on the previously reported Statements of Cash Flows for three and nine months ended October 29, 2005:

	Nine Months Ended October 29, 2005
	As Previously Reported	Adjustments		As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$233,880	$(49,479)		$184,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,840	—		41,840
Stock-based compensation	1,853	46,941	(A)	48,794
Amortization of acquired intangible assets	59,258	—		59,258
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(52,383)	—		(52,383)
Inventories	(21,040)	—		(21,040)
Prepaid expenses and other assets	(105,044)	—		(105,044)
Accounts payable	60,441	—		60,441
Accrued liabilities and other	3,358	—		3,358
Accrued employee compensation	2,363	2,538	(B)	4,901
Income taxes payable	29,562	—		29,562
Deferred income	9,854	—		9,854
Net cash provided by operating activities	263,942	—		263,942
Cash flows from investing activities:
Purchases of short-term investments	(490,811)	—		(490,811)
Sales and maturities of short-term investments	533,876	—		533,876
Purchases of property and equipment	(62,309)	—		(62,309)
Net cash provided by (used in) investing activities	(19,244)	—		(19,244)
Cash flows from financing activities:
Proceeds from the issuance of common stock	65,732	—		65,732
Principal payments on capital lease obligations	(12,042)	—		(12,042)
Net cash provided by financing activities	53,690	—		53,690
Net increase (decrease) in cash and cash equivalents	298,388	—		298,388
Cash and cash equivalents at beginning of period	166,471	—		166,471
Cash and cash equivalents at end of period	$464,859	$—		$464,859

(A).            Adjustments for additional stock-based compensation expense pursuant to APB. 25.

(B).              Adjustments for additional payroll tax.

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

Prior to January 29, 2006, we accounted for our stock based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance, under the accelerated method of amortization.  We adopted SFAS 123R using the modified prospective method.  Under the modified prospective method, our results of operations include compensation costs of unvested options granted prior to January 29, 2006, and options granted subsequent to that date.  For grants prior to January 29, 2006, we amortize stock-based compensation expense under the accelerated method.  For grants from January 29, 2006, we amortize stock-based compensation expense ratably over the expected term.

As a result of the adoption of SFAS 123R, our stock-based compensation increased from $9.6 million and $48.8 million in the three and nine months ended October 29, 2005, respectively, to $42.1 million and $146.5 million in the three and nine months ended October 28, 2006, respectively.  In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
		(restated)		(restated)
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	49.2	46.4	48.0	47.3
Research and development	29.4	19.5	26.9	21.1
Selling and marketing	7.3	5.4	7.2	6.0
General and administrative	7.8	2.8	4.9	3.3
Amortization of acquired intangible assets	5.2	4.6	4.4	5.0
Total operating costs and expenses	98.9	78.7	91.4	82.7
Operating income	1.1	21.3	8.6	17.3
Interest and other income, net	1.3	1.2	1.0	1.1
Income before income taxes	2.4	22.5	9.6	18.4
Provision for income taxes	1.2	3.0	2.1	2.8
Income before change in accounting principle	1.2	19.5	7.5	15.6
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.5	—
Net income	1.2%	19.5%	8.0%	15.6%

Three and Nine Months Ended October 28, 2006 and October 29, 2005

   Net Revenue

	Three Months Ended			Nine Months Ended
	October 28, 2006	October 29, 2005	Percent Change	October 28, 2006	October 29, 2005	Percent Change
Net revenue	$520,398	$426,026	22.2%	$1,615,579	$1,181,250	36.8%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increase in net revenue in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 reflected an increase in volume shipments of our storage System-on-Chips, or SOCs, which increased $31.7 million, printer semiconductor solutions and wireless products, which increased $25.0 million, and hard disk drive controller products, which increased $15.9 million.  The increases in net revenue in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 reflected a significant increase in volume shipments of our storage SOCs, which increased $196.7 million, printer semiconductor solutions and wireless products, which increased $102.1 million, hard disk drive controller products, which increased $63.5 million, and switching products, which increased $44.6 million.  The increases in net revenue were primarily due to increased acceptance of our storage SOC products and increased market share gains in the PC desktop segment with our storage SOC products.  The increase in net revenue for the printer semiconductor solutions and wireless products were due to the incremental revenue from the acquisition of the printer semiconductor business of Avago Technologies Limited.  The increase in net revenue for our switching products was due to increased acceptance of our switching products.   Revenue derived from development contracts increased in absolute dollars during the third quarter and first nine months of fiscal 2007 as compared to the third quarter and first nine months of fiscal 2006, but represented less than 10% of net revenue for each period.

We expect that revenue for fiscal 2007 will increase from the level of revenue we reported in fiscal 2006 due to increases in shipments and volume production of our storage SOCs into the PC desktop segment and consumer storage electronics. Also, we expect additional growth in fiscal 2007 compared to fiscal 2006 due to increases in shipments of our WLAN products from new design wins, our Gigabit Ethernet products as well as incremental revenue from the products acquired from QLogic, Intel and Avago Technologies and UTStarcom.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue.  For the three months ended October 28, 2006, three customers each represented more than 10% of our net revenue, for a combined total of 42% of our net revenue.  For the nine months ended October 28, 2006, four customers each represented more than 10% of our net revenue, for a combined total of 51% of our net revenue.  For the three and nine months ended October 29, 2005, three customers each represented more than 10% of our net revenue.  For the three and nine months ended October 29, 2005, three customers combined for a total of 45% of our net revenue.  In addition, no distributor accounted for more than 10% of our net revenue in the three and nine months ended October 28, 2006 but one distributor accounted for approximately 12% and 11% of our net revenue in the three and nine months ended October 29, 2005.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States.  Sales to customers located in Asia represented 94% of our net revenue for the three months ended October 28, 2006 and October 29, 2005.  Sales to customers located in Asia represented 93% and 94% of our net revenue for the nine months ended October 28, 2006 and October 29, 2005, respectively.  The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in United States dollars.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	October 28, 2006	October 29, 2005	Percent Change	October 28, 2006	October 29, 2005	Percent Change
		(restated)			(restated)
Cost of goods sold	$256,090	$197,580	29.6%	$775,398	$558,816	38.8%
% of net revenue	49.2%	46.4%		48.0%	47.3%
Gross margin	50.8%	53.6%		52.0%	52.7%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation costs. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin percentage for the three months ended October 28, 2006 compared to the three months ended October 29, 2005 was primarily due to higher inventory excess and obsolescence provision of $6.0 million, increased stock-based compensation costs of $2.1 million, product costs associated with inventory that was acquired from our acquisitions and higher royalties of $1.7 million.  Partially offsetting the decrease in gross margins were manufacturing efficiencies and product cost savings resulting from the benefits of decreased foundry pricing.  The increase in excess and obsolescence provision was due to the mix and quantities of products on hand.  The increase in stock-based compensation expense was a result of our adoption of SFAS 123R.  The increase in royalties in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was due to higher sales of products that integrated licensed technology.  The decrease in gross margin percentage in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was due to higher inventory obsolescence provision of $10.3 million, increased stock-based compensation costs of $5.6 million, products costs associated with inventory that was acquired from our acquisitions and higher royalties of $5.8 million.  The costs associated with contracted development work are included in research and development expense. Our gross margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

Research and Development and Other

	Three Months Ended			Nine Months Ended
	October 28, 2006	October 29, 2005	Percent Change	October 28, 2006	October 29, 2005	Percent Change
		(restated)			(restated)
Research and development and other	$152,939	$83,043	84.2%	$434,812	$249,098	74.6%
% of net revenue	29.4%	19.5%		26.9%	21.1%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation expenses, prototype costs, depreciation and amortization expense, and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily due to the net hiring of additional development personnel, including personnel related to our acquisitions of the hard disk and tape drive controller business of QLogic Corporation in November 2005, the semiconductor division of UTStarcom, Inc. in February 2006 and the printer semiconductor division of Avago Technologies Limited in May 2006, which resulted in an increase in salary and related costs of $29.2 million.  In addition, research and development expenses increased due to stock-based compensation expenses of $21.4 million as a result of our adoption of SFAS 123R.  Additionally, we incurred increased costs for depreciation and amortization expense of $5.2 million arising from purchases of property, equipment and technology licenses, increased costs of $3.0 million for prototype and related product tape-out costs for new product initiatives, increased costs of $2.1 million for patent related fees to protect newly developed intellectual property, and increased costs of $1.3 million for evaluation boards and supplies arising from an increase in new product initiatives, and other allocated expenses of $1.4 million related to our expanding operations. Research and development related costs for the three month period ended October 28, 2006 was $148.9 million, as compared to $81.1 million for the three month period ended October 29, 2005, an increase of $67.8 million or 83.4%.

The increase in research and development expense in absolute dollars in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to stock-based compensation expenses of $68.3 million as a result of our adoption of SFAS 123R.  In addition, research and development expenses increased due to the net hiring of additional development personnel, including personnel related to our acquisitions of the hard disk and tape drive controller business of QLogic Corporation in November 2005, the semiconductor division of UTStarcom, Inc. in February 2006 and the printer semiconductor business of Avago Technologies Limited in May 2006, which contributed to an increase in salary and related costs of $72.3 million. Additionally, we incurred increased costs for depreciation and amortization expense of $10.0 million arising from purchases of property, equipment and technology licenses, increased costs of $9.6 million for prototype and related product tape-out costs for new product initiatives, increased costs of $3.9 million for patent related fees to protect newly developed intellectual property and increased costs of $5.0 million for evaluation boards and supplies arising from an increase in new product initiatives, and other allocated expenses of $2.8 million related to our expanding operations. Research and development related costs for the nine month period ended October 28, 2006, was $425.7 million, as compared to $244.0 million for the nine month period ended October 29, 2005, an increase of $181.7, million or 74.5%.

We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel, including those from our acquisitions.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	October 28, 2006	October 29, 2005	Percent Change	October 28, 2006	October 29, 2005	Percent Change
		(restated)			(restated)
Selling and marketing	$37,875	$23,129	63.8%	$116,004	$71,290	62.7%
% of net revenue	7.3%	5.4%		7.2%	6.0%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily due to stock-based compensation expenses of $5.1 million as a result of our adoption of SFAS 123R.  In addition, selling and marketing expenses increased due to the net hiring of additional sales and marketing personnel, which resulted in an increase in salary and related costs of $3.9 million. Additionally, we incurred other variable sales and marketing costs of $2.8 million related to expanding our sales and marketing activities as we broadened our customer and product base and increased commission costs of $0.4 million due to the increase in sales.

The increase in selling and marketing expense in absolute dollars in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to stock-based compensation expenses of $16.5 million as a result of our adoption of SFAS 123R.  In addition, selling and marketing expenses increased due to the net hiring of additional sales and marketing personnel, which contributed to an increase in salary and related costs of $11.8 million.  Additionally, we incurred other variable sales and marketing costs of $8.4 million related to expanding our sales and marketing activities as we broadened our customer and product base and increased commission costs of $2.7 million due to the increase in sales.

We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts into product markets such as consumer applications for our wireless and storage products.

General and Administrative

	Three Months Ended			Nine Months Ended
	October 28, 2006	October 29, 2005	Percent Change	October 28, 2006	October 29, 2005	Percent Change
		(restated)			(restated)
General and administrative	$40,427	$11,833	241.6%	$78,674	$38,851	102.5%
% of net revenue	7.8%	2.8%		4.9%	3.3%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation expenses, fees for professional services and allocated occupancy costs for these operations. The increase in absolute dollars in general and administrative expense in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily due to higher professional fees of $20.9 million due to attorney and other professional fees associated with our on-going internal review by a special committee of the Board of Directors relating to our historical stock option practices and related accounting.  General and administrative expenses also increased due to stock-based compensation expenses of $3.9 million as a result of our adoption of SFAS 123R.  In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $2.1 million.

The increase in absolute dollars in general administrative expense in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to higher professional fees of $24.7 million due to attorney and other professional fees associated with our on-going internal review by a special committee of the Board of Directors relating to our historical stock option practices and related accounting.  General and administrative expenses also increased due to stock-based compensation expenses of $7.2 million as a result of our adoption of SFAS 123R.  In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which contributed to an increase in salaries and related costs of $3.7 million.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	October 28, 2006	October 29, 2005	Percent Change	October 28, 2006	October 29, 2005	Percent Change
Amortization of acquired intangible assets	$27,405	$19,746	38.8%	$72,161	$59,258	21.8%
% of net revenue	5.2%	4.6%		4.4%	5.0%

In connection with various acquisitions, we have recorded acquired intangible assets which are being amortized over their estimated economic lives of one to six years.  The increase in amortization of acquired intangible assets in the third quarter and first nine months of fiscal 2007 compared to the third quarter and first nine months of fiscal 2006 was due to additional amortization of intangible assets from new acquisitions partially offset by the absence of amortization of acquired intangible assets from the acquisition of Galileo Technology Ltd. which were fully amortized at the end of fiscal 2006.

Interest and Other Income, net

	Three Months Ended			Nine Months Ended
	October 28, 2006	October 29, 2005	Percent Change	October 28, 2006	October 29, 2005	Percent Change
Interest and other income, net	$6,845	$5,244	30.5%	$15,552	$13,240	17.5%
% of net revenue	1.3%	1.2%		1.0%	1.1%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, offset by interest paid on capital lease obligations. The increase in interest and other income, net for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily due to higher interest income due to higher yields on our investments in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.  The increase in interest and other income, net for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to higher interest income due to higher yields on our investments during the nine months of fiscal 2007, partially offset by a $5.0 million charge for a reserve recorded in the second quarter of fiscal 2007 for an advance payment to a company which subsequently filed for bankruptcy.  The combined cash and short-term investment balances as of October 28, 2006 decreased compared to the cash and short-term investment balance as of October 29, 2005 due to the payments for acquisitions in the first nine months of fiscal 2007.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 28, 2006	October 29, 2005	Percent Change	October 28, 2006	October 29, 2005	Percent Change
		(restated)			(restated)
Provision for income taxes	$6,461	$12,584	(48.7)%	$34,438	$32,776	5.1%
% of net revenue	1.2%	3.0%		2.1%	2.8%

Our effective tax rate was 51.7% and 22.4% for the three and nine months ended October 28, 2006 compared to 13.1% and 15.1 for the three and nine months ended October 29, 2005.  The effective tax rates for October 28, 2006 were affected by expenses not deductible for income tax purposes, such as the impact of adopting SFAS 123R and nondeductible acquisition related expenses and for October 29, 2005, the effective tax rates were affected by profits earned in jurisdictions where the tax rate is other than the U.S. tax rate and by non-tax-deductible expenses, such as nondeductible acquisition related expenses and the impact of adopting SFAS 123R. At October 28, 2006, the effective tax rate increased to 10.9% due to interest and penalties arising out of nondeductible officer compensation.  Also, during the three months ended October 29, 2005, the effective tax rate increased by 4.9% due to nondeductible officer compensation.

Cumulative Effect of Change in Accounting Principle, net of Tax Effect

	Three Months Ended			Six Months Ended
	October 28, 2006	October 29, 2005	Percent Change	October 28, 2006	October 29, 2005	Percent Change
		(restated)			(restated)
Cumulative effect of change in accounting principle, net of tax effect	$—	$—	—%	$8,846	—	100%
% of net income	—	—		0.5%	—

During the first quarter of fiscal 2007, we recorded an adjustment for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of FAS 123R.

Liquidity and Capital Resources

Our principal source of liquidity as of October 28, 2006 consisted of $875.7 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities (Restated)

Net cash provided by operating activities was $346.5 million for the nine months ended October 28, 2006 compared to $266.2 million for the nine months ended October 28, 2005. The cash inflows from operations in the nine months of fiscal 2007 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first nine months of fiscal 2007 included $72.2 million related to amortization of acquired intangible assets, $52.5 million of depreciation and amortization expense and $146.5 million of stock-based compensation.  Significant working capital changes contributing to positive cash inflow in the first nine months of fiscal 2007 included an increase of $29.1 million in income tax payable resulting from higher taxable income in the first nine months of fiscal 2007 and an increase in accrued liabilities of $13.8 million resulting primarily from accruals for contingent consideration in connection with our acquisitions.  Inventory increased $10.3 million, primarily as a result of the build up of inventory to support our increasing revenue and additional inventory from our acquisitions.  The number of days in inventory has increased at the end of the third quarter of fiscal 2007 to 81 days compared to 68 days at the end of the third quarter of fiscal 2006 due primarily to a higher comparable inventory balance at the end of each respective quarter.  We expect the number of days in inventory to fluctuate in the range of approximately 70 to 80 days depending on our wafer starts and the inventory purchase needs of our customers as well as lead times and competitive situations in the marketplace.

Significant working capital changes offsetting positive cash flows in the first nine months of fiscal 2007 included an increase in prepaid expenses and other current assets of $51.8 million due primarily to payments made in connection with a capacity reservation agreement with a foundry.  Also contributing to working capital changes offsetting positive cash flow in the first nine months of fiscal 2007 was an increase in accounts receivable of $49.1 million primarily due to higher total net revenue in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Although accounts receivable increased, the days sales outstanding, or DSO, metric decreased to 51 days at the end of the third quarter of fiscal 2007 from 54 days at the end of the third quarter of 2006.  Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.

Net cash provided by operating activities was $263.9 million for the nine months ended October 29, 2005.  The cash inflow from operations in the nine months of fiscal 2006 was primarily a result of our generation of income during the period and changes in working capital. Non-cash charges in the first nine months of fiscal 2006 included $59.3 million related to amortization of acquired intangible assets, $41.8 million of depreciation and amortization expense and $48.8 million of stock-based compensation expense.  Significant working capital changes contributing to positive cash inflow in the first nine months of fiscal 2006 included an increase in accounts payable of $60.4 million resulting from the overall increase in activity and inventory levels, an increase in income taxes payable of $29.6 million resulting from higher taxable income in the first nine months of fiscal 2006 and an increase in deferred income of $9.9 million due to the increase in inventory levels at distributors to replenish and build up inventory for year-end sales as well as new distributors building up inventory.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $121.3 million for the first nine months of fiscal 2007 while net cash used in investing activities was $19.2 million for the first nine months of fiscal 2006. The net cash provided by investing activities in the first nine months of fiscal 2007 was due to proceeds from the sales and maturities of short-term investments of $804.9 million partially offset by cash paid for acquisitions of $283.0 million, purchases of short-term investments of $266.9 million and purchases of property and equipment of $121.4 million. The net cash used in investing activities in the first nine months of fiscal 2006 was due to purchases of short-term investments of $490.8 million and purchases of property and equipment of $62.3 million, partially offset by the proceeds from the sales and maturities of short-term investments of $533.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $23.2 million for the nine months ended October 28, 2006 and $53.6 million for the nine months ended October 29, 2005.  In the first nine months of fiscal 2007 and 2006, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee purchase plans, partially offset by principal payments on capital lease obligations.  The proceeds from the issuance of common stock were primarily due to the exercises of stock options and purchases of shares under the employee stock purchase plan.  The increase in capital lease obligations was due to additional computer-aided design software licenses, which we have acquired for use in our research and development activities.

Contractual Obligations and Commitments

Our relationships with our foundries allow us to cancel all outstanding purchase orders, provided we pay the foundries for all expenses they have incurred in connection with our purchase orders through the date of cancellation. As of October 28, 2006, foundries had incurred approximately $134.7 million of manufacturing expenses on our outstanding purchase orders. The purchase obligations are included in outstanding purchase commitments as of October 28, 2006.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of October 28, 2006, payments totaling $174.2 million (included in prepaid expenses and other current assets and other non current assets) have been made and approximately $74.9 million of the prepayment has been utilized as of October 28, 2006.  At October 28, 2006, there are no more remaining commitments under the agreement.

In October 2001, we entered into a lease agreement with Yahoo! Inc. to lease a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and was amended in the third quarter of fiscal 2006 to end December 31, 2005. In February 2002, we consolidated our three existing facilities in California into this new building. The leases on two of our former facilities expired in February 2002 and June 2005, respectively, but we have an ongoing, non-cancelable lease for the remaining facility, for which we have obtained a sublease. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $3.0 million as of October 28, 2006.  At October 28, 2006, cash payments of $10.5 million, net of sublease income had been made in connection with this charge. Approximately $3.0 million is accrued for this facilities consolidation charge as of October 28, 2006 of which $0.6 million was the current portion while the long-term portion totaling $2.4 million is payable through 2010.

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

On November 8, 2006, we completed the acquisition of the communications and application processor business of Intel Corporation (“ICAP Business”) and paid $600.0 million in cash upon closing of the transaction.  We recorded a one-time charge for purchased in-process research and development expenses related to the acquisition of $77.8 million in the fourth fiscal quarter of fiscal 2007.  In addition to the asset purchase, we entered into certain additional agreements with Intel, including a supply agreement.  Under the terms of the agreement we have committed to purchase and Intel has agreed to supply through June 2008 a minimum number of wafers at fixed prices.  If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by us and the quantities of supply required under the supply agreement commitment, Intel will invoice us for the shortfall and will deliver the corresponding quantity upon receipt of payment from us.  The supply agreement requires us to prepay for certain wafers six months in advance of delivery and requires us to issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement.

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

The following table summarizes our contractual obligations as of October 28, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2007	2008	2009	2010	2011	There- after	Total
	(remaining
	three months)
Contractual obligations:
Operating leases	$2,578	$10,742	$10,543	$7,685	$6,799	$31,239	$69,586
Capital lease obligations	5,440	21,751	12,784	5,539	2,084	521	48,119
Purchase commitments to foundries	134,741	—	—	—	—	—	134,741
Capital purchase obligations	75,252	—	—	—	—	—	75,252
Acquisition related commitments	600,000	—	—	—	—	—	600,000
Total contractual cash obligations	$818,011	$32,493	$23,327	$13,224	$8,883	$31,760	$927,698

Included in operating lease commitments are anticipated lease payments for two airplanes one of which is currently under construction.  One plane was delivered in November 2006 and delivery of second airplane is expected in fiscal 2008. The airplanes will be used for business travel purposes and will be accounted for as operating leases once the airplanes are completed and delivered.

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

Off-Balance Sheet Arrangements

As of October 28, 2006, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company has evaluated the impact of adopting FIN 48 and determined that there is no material impact on its consolidated financial statements.

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

Related Party Transactions

During the third quarter of fiscal 2007 and 2006, we incurred approximately $1,000 and $0.2 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI, for Estopia Air LLC (“Estopia Air”).  During the first nine months of fiscal 2007 and 2006, we incurred approximately $0.5 million and $0.6 million, respectively of expenses from ACM for charter aircraft services provided to MSI. The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja, and former Executive Vice President and Chief Operating Officer, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The expenses were the result of our use of the aircraft for business travel purposes. The pricing was based on values determined to be market prices.

On February 19, 2005, we, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX Inc. (“MagnetoX”). The development agreement is on substantially similar terms as other development agreements with other third parties.  We did not recognize any revenue from the development agreement or product revenue during the first nine months of fiscal 2007.

with other third parties. Herbert Chang, one of our directors, is a shareholder of MagnetoX and its Chairman and Chief Executive Officer. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, we, through our subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties.  We did not recognize any revenue from C2Micro during the third quarter of fiscal 2007 and 2006, respectively.  We recognized $0.3 million of revenue from the License Agreement with C2Micro during the nine months of fiscal 2007.  We had recorded a receivable of $154,000 and deferred revenue of $42,000 from C2Micro as of October 28, 2006.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, our Chief Technology Officer, is also a shareholder of C2Micro.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of October 28, 2006 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2007 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2007	2008	2009	2010	2011	Total	Fair Value
Variable Rate	$7,934	$—	$—	$—	$—	$7,934	$7,934
Average Interest Rate	5.28%	—	—	—	—	5.28%
Fixed Rate	$—	$13,753	$15,088	$—	$—	$28,841	$28,296
Average Interest Rate	—	3.43%	3.58%	—	—	3.51%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of October 28, 2006 would have an immaterial effect on our financial position, results of operations and cash flows.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $11.7 million at October 28, 2006, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of October 28, 2006.  Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of October 28, 2006 because of the material weaknesses described below:

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

Controls over stock-based compensation expense under FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payments” (“FAS 123(R)”). We did not maintain effective controls over the accounting for and disclosure of our stock-based compensation expense under FAS 123(R).  Our controls, including monitoring controls, policies and procedures relating to the accounting for and disclosure of stock-based compensation were not effective.  Specifically, effective controls were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of our stock-based compensation expense.  This control deficiency resulted in audit adjustments to stock-based compensation expense for the year ended January 27, 2007.  This control deficiency could also result in a misstatement to compensation expense that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, on are reasonably likely to materially affect, our internal control over financial reporting.

Implemented or Planned Remedial Actions of 2007 Material Weaknesses

Subsequent to October 28, 2006, we implemented or plan to implement further remedial actions, specifically:

•                  Implemented or planned remediation efforts regarding the material weakness in internal control over financial reporting related to an ineffective control environment include the following:

We accepted the resignation of our former Vice President of Finance and Chief Financial Officer, George A. Hervey, on May 2, 2007.  We also accepted Weili Dai’s resignation from her position as our Executive Vice President and Chief Operating Officer.  The Implementation Committee of our Board of Directors determined, contrary to the recommendation of the Special Committee that Ms. Dai have no continuing role with the Company, that retaining the services of Ms. Dai in a reduced capacity as Director of Strategic Marketing and Business Development, an individual contributor in a non-managerial role, and under the auspices of the Implementation Committee better serves the interests of all shareholders.  Ms. Dai will have no authority to undertake any material decisions affecting internal controls or financial matters of the Company.  The Implementation Committee will provide periodic compliance updates to the Board of Directors on Ms. Dai’s activities.

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

As a result of the material weaknesses described above, management, with the assistance of outside consultants, reviewed key areas within internal control over financial reporting and the related financial statement accounts and disclosure for the periods ended October 28, 2006.  Based on the review performed, management did not identify any evidence that would prevent our Audit Committee or current management from approving our financial statements.

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

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see the discussion included in Part II, Item 1 — “Legal Proceedings,” of this Report as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission (“the SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. The SEC is conducting a formal inquiry into our historical stock option granting practices and we received a grand jury subpoena from the United States Attorney’s Office for the Northern District of California requesting documents relating to our stock option granting practices. No assurance can be given regarding the outcomes of litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming and expensive, and may distract management from the conduct of our business. Further, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows.

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

We are subject to a number of lawsuits purportedly on behalf of us against certain of our current and former executive officers and board members, and we may become the subject of additional private lawsuits. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and such lawsuits. The expenses associated with these lawsuits may be significant, the amount of time to resolve these lawsuits in unpredictable and defending these lawsuits may divert management’s attention from the day-to-day operations of our business, which could have a material adverse effect on our financial condition, business, results of operations and cash flows.

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

Employees who were awarded options that were granted at a discount from fair market value and were all or partially unvested as of December 31, 2004, which we refer to as discount options, may be subject to income tax liability on the vesting date of those discount options in addition to a 20% excise tax under Internal Revenue Code (“IRC”) section 409 . California has adopted IRC 409A and therefore a 20% excise tax will be levied on all California employees. In considering actions that we believe would be in the best interests of our shareholders and employees and might substantially reduce or eliminate section 409A exposure and adverse state tax liability for our employees, we have elected to comply with the Franchise Tax Board Notice 2007-1 program in California. The program allows us to pay the additional 20% tax and interest due to the exercise of certain discounted stock options in 2006 pursuant to Revenue and Taxation Code §17501.  There is no guarantee that this measure to address employees’ adverse tax consequences will be effective or successful. Any such measures may cause us to incur additional cash or noncash compensation expense. In addition, these measures, or the failure of these measures, may require us to incur substantial expenses for legal, accounting, tax and other professional services, could cause employee satisfaction and retention issues, and may divert our management’s attention from our business, which could in the future harm our business, financial condition, results of operations and cash flows.

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

As a result of our failure to timely file our quarterly reports on Form 10-Q for the fiscal quarters ended July 29, 2006 and October 28, 2006 (the “Fiscal 2007 10-Qs”), this annual report on Form 10-K for the fiscal year ended January 27, 2007 (the “10-K”) and the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2007 (“Q1 Fiscal 2008 10-Q”) (together with the Fiscal 2007 10-Qs, the “delayed Forms 10-Q”), we have not been in full compliance with NASDAQ Marketplace Rule 4310(c)(14) which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934.  With the filing of this 10-K and the Fiscal 2007 10-Qs, which have been filed concurrently, we must file our Q1 Fiscal 2008 10-Q to regain compliance with Marketplace Rule 4310(c)(14).  We expect to file our Q1 Fiscal 2008 10-Q as soon as practicable.

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

In 2005, we acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation and the semiconductor design business division of UTStarcom, Inc.  In May 2006, we acquired the printer semiconductor division of Avago Technologies, Pte. as well as certain intellectual property and property and equipment from another company.  On November 8, 2006, we completed the acquisition of the communications and application processor business (the “Business”) from Intel Corporation.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $1.9 billion as of October 28, 2006. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

Future changes in the nature of information storage products may reduce demand for traditional hard disk drives.  For instance, products using alternative technologies, such as semiconductor memory, optical storage, and other storage technologies could become a significant source of competition to manufacturers disk drives.  Flash memory has typically been more costly than disk drive technologies.  However, flash memory manufacturers have been reducing the prices for their products, which could enable them to complete more effectively with very small form factor hard disk drive products.  Demand for hard disk drives could be reduced if alternative storage technologies such as flash memory can meet customers’ cost and capacity requirements.

We depend on a small number of large customers for a significant portion of our sales. The loss of, or a significant reduction or cancellation in sales to, any key customer would significantly reduce our revenues.

In the first nine months of fiscal 2007, approximately 51% of our net revenue was derived from sales to four customers, each of which individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 16%, Samsung accounted for approximately 13%, Toshiba accounted for approximately 12%, and Fujitsu accounted for approximately 10%.  No distributor accounted for 10% of our net revenue during the first six months of fiscal 2007. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

From fiscal year 2003 to fiscal year 2005, we have been consistently reported significant sequential quarterly growth in revenues; however, our revenues have been inconsistent and have generally grown at a slower sequential rate in the nine quarters ending with the third quarter of fiscal 2007 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 3,743 employees, as of October 28, 2006. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

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

As of October 28, 2006, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 20% of the outstanding shares our common stock. Additionally, Dr. Sehat Sutardja, our Chief Executive Officer, and Weili Dai, who now serves as our Director of Strategic Marketing and Business Development, are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. Together, these three individuals held approximately 20% of our outstanding common stock as of October 28, 2006. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai and Dr. Pantas Sutardja act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these officers, directors and others could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 93% of our net revenue in the first nine months of fiscal 2007, 94% of our net revenue in fiscal 2006, and 93% of our net revenue in fiscal 2005.

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

On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers had been structured, a part of which the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors has approved the proposed settlement, which, if approved by the court result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. The court issued an order preliminarily approving the settlement in August 2005 and held a public hearing on its fairness in April 2006. The court has not yet ruled following the public hearing. These claims and any resulting litigation could result in substantial costs and could divert the attention and resources of our management.

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