Form 10-K
period 2007-01-27
MARVELL TECHNOLOGY GROUP LTD
filed 2007-07-02
CIK 1058057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 27, 2007

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
Common stock, $0.002 par value per share

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,562,448,237 based upon the closing price of $18.31 per share of such common stock on the Nasdaq Global Select Market on July 28, 2006 (the last business day of the registrant’s most recently completed second quarter). Shares of common stock held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common stock known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

As of May 31, 2007, there were 587,591,437 shares of common stock of the Company outstanding.

MARVELL TECHNOLOGY GROUP LTD.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “allows,” “can” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding the number of days in inventory, inventory levels, and levels of accounts receivable; our expectation of additional growth in fiscal 2008 due to various reasons, including expected increases in shipments of cellular and handheld, printer ASIC and our WLAN products from new design wins, and our belief that our analog, mixed signal, digital signal processing and embedded microprocessor integrated circuit technology can be leveraged into other large volume and diverse markets; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products enabling the storage, transmission and management of large volumes of data at high speeds; the anticipated benefits of consolidating our facilities and the sufficiency of our facilities; the anticipated features and benefits of our technology solutions; our strategy and components of our strategy, including our intention to expand our market position by developing new signal processing technologies, to leverage our technology for broadband communications applications, to continue to extend our leadership position for storage market applications, and to strengthen and expand our relationship with customers using a variety of techniques; the anticipated needs of our customers; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our intention to continue to use widely available CMOS processes to manufacture our products; the benefits of our fabless manufacturing approach; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development; our expected results, cash flows, and expenses, including those related to sales and marketing, research and development and general and administrative; our intention to complete acquired in-process research and development projects; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectations regarding the impact, if any, of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding the growth in business and operations; our expectations regarding our compliance with SEC periodic reporting requirements and NASDAQ listing requirements; our expectations regarding the impact of the restatement of our financial statements in connection with the internal review of our historical stock option granting; our plans regarding remediation of 2007 material weaknesses and expectations regarding the effectiveness of those remediation efforts; our plan regarding dividends; our plan regarding forward exchange contracts; and the effect of recent accounting pronouncements and changes in taxation rules. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; and the outcome of pending or future litigation. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, as well as the risks discussed in Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Explanatory Note

In this Form 10-K, we are restating our consolidated financial statements and related disclosures for the fiscal years ended January 28, 2006 and January 29, 2005. This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for fiscal years 2006, 2005, 2004, and 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 for fiscal years 2006 and 2005. Furthermore, under “Supplementary Data” in Item 8, we have included restated unaudited condensed consolidated financial information for each affected quarter during fiscal 2006 and the first quarter of fiscal 2007.

For more information regarding the internal review and findings relating to our historical stock option practices and the restatement of stock-based compensation and other items, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements. For more information regarding the internal review and findings relating to our historical stock option practices and the restatement and our remedial measures, refer to Item 9A, “Controls and Procedures”.

We have not amended any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement except for the Form 10-Q/A concurrently filed with this Form 10-K for the first quarter of fiscal 2007. Consequently, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

PART I

Item 1.   Business

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes storage, switching, transceiver, cellular and handheld, wireless, PC connectivity, gateways, communications controller, and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets. Our core technologies were initially focused on the storage market, where we provide high-performance products to storage companies such as Fujitsu, Hitachi, Maxtor, Samsung, Seagate, Toshiba and Western Digital. We subsequently applied our technology to the high-speed, or broadband, communications market, where we provide industry-leading physical layer transceivers, switched Ethernet and wireless solutions, which provide the interface between communications systems and data transmission media, to manufacturers of high-speed networking and wireless equipment including Asustek, Cisco, 3Com, Dell, Foundry Networks, Intel and NETGEAR. Our wireless technology has a variety of uses in emerging consumer electronic devices, including enabling applications such as wireless connectivity, ad-hoc gaming, streaming audio or video and voice over Internet applications for products offered by companies such as Microsoft, Motorola, PalmOne and Sony Corporation. In fiscal 2007 we acquired the communications and application processor business from Intel Corporation, providing us with cellular and handheld solutions with customers such as Research in Motion, Motorola, and PalmOne. Also, during fiscal 2007 we acquired the printer semiconductor division from Avago Technologies Limited, which provides system-on-chip and system level solutions for both inkjet and laser jet printer systems. We also have applied our technology by introducing integrated circuits and modules that provide power management broadly to electronic devices.

Marvell Technology Group Ltd. was incorporated in Bermuda in January 1995. Our registered address is Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number there is (441) 296-6395. The address of our United States subsidiary is Marvell Semiconductor, Inc., 5488 Marvell Lane, Santa Clara, California 95054, and our telephone number there is (408) 222-2500. We also have offices in many countries including Israel, Singapore, Germany, Canada, China, India, Italy, Japan, Korea, Malaysia, Switzerland, Taiwan and the United Kingdom. Our fiscal year ends on the Saturday nearest January 31.

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

Industry Background

Over time, the semiconductor industry continues to improve the overall capabilities of integrated circuits, or chips, including faster processing speeds, power efficiency and the ability to integrate multiple functions into a single integrated circuit that, in the past, would have required multiple discrete integrated circuits. These advances in semiconductor technology along with the wide adoption of industry standard interconnectivity protocols such as Ethernet and wireless local area networking (WLAN) are enabling a large and diverse number of electronic devices to now be interconnected and capable of transmitting voice, video, audio and data through both wired and wireless connections.

With this capability to transmit and process information at high speeds a growing number of business enterprise and consumer electronic devices are now sharing and communicating information for many different applications. Also, with the capability to communicate with other devices combined with the increased processing speeds of the integrated circuits, these devices are supporting a larger number of applications and features. The devices’ ability to download larger amounts of data is, in turn, increasing the devices data storage requirements. Given the increased bandwidth and the growing number of devices communicating with one another, the communication infrastructure that supports the interconnection of all of these devices continues to grow in size and sophistication.

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

Because the processing requirements of these mixed signal integrated circuits continue to expand with the increased performance and sophistication of the devices in which they are embedded, many of these integrated circuits are now also integrating high performance embedded microprocessors to handle this increased workload. This minimizes or eliminates the need for a costly host central processing unit, or CPU. With improvements in the performance of such embedded microprocessors, devices can further expand their capabilities while at the same time minimizing power requirements.

Many of these new, sophisticated devices are also handheld battery powered devices in which minimizing the power consumption is critical to maximize the life of the battery. Utilizing highly integrated chips as well as chips designed to optimize power efficiency is very important for these handheld devices. Additionally, advanced digital power management solutions that regulate the power supplied to the integrated circuits in an efficient and cost-effective manner are becoming more and more important to help reduce overall power consumption as well as the total size of the power management solution.

Given the increased sophistication of these devices, the high level of semiconductor integration, and the constant time to market pressures of the system manufacturers, it is becoming very important for a semiconductor manufacturer develop a complete system level understanding of a device in order to provide optimal integration, software support and system reference designs to assist in timely product development.

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

We offer our customers in these markets a wide range of integrated circuit solutions using proprietary Communications Mixed-Signal Processing, or CMSP, and digital signal processing technologies. We are applying our analog, mixed-signal, digital signal processing, embedded microprocessor and complex digital design technologies in a variety of applications. Our broad product portfolio consists of storage, switching, transceivers, cellular and handheld, wireless, PC connectivity, gateways, communications controllers and power management products.

Storage Products

We offer a broad range of storage products for hard disk drive and tape drive electronics and storage interconnect technology. Also, we recently developed our first optical storage products for DVD recorders that will be used in computer applications.

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

Our read channel integrated circuits target specific feature and performance requirements of the enterprise, desktop and mobile computing markets. Our strategy is to consolidate the signal processing algorithms required by each of our different market segments into a single integrated circuit design. This consolidation can result in cost savings and reduced product line complexity.

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

Motor Controller.   The motor controller integrated circuit is a driver that controls the amount of electrical current to the motors within the disk drive used to move the head stack and control drive speed. Our devices are power efficient and consume low power in both active and power save modes. The devices are flexible as they can handle current control for battery-operated devices as well as for demanding, high-performance disk drives.

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

Our SATA solutions leverage our physical layer transceiver (PHY) technology with our extensive storage expertise. Our family of SATA offerings is designed to provide storage original equipment manufacturers or OEMs with a platform for developing mainstream PC storage as well as high-performance enterprise subsystems and arrays.

Tape Drive Controllers.   Our solutions provide our tape drive customers with SCSI, SAS and Fibre Channel I/O interfaces. These devices contain integrated RISC processors, buffer controller, direct memory access, or DMA, and a microprocessor interface.

Switching Products

We have a broad portfolio of switching solutions for the enterprise networking, carrier access and small office/home office (SOHO)/residential networking markets. Our switching products enable voice, video, and data traffic to be seamlessly carried through the network with full fidelity. Additionally, we are supporting the increased usage of packet-based Internet communications of real-time traffic such as telephony and video-on-demand.

Prestera® Switching Architecture.   The Prestera® architecture, our sixth generation of switching solutions, is designed to enable system manufacturers to build families of products that address high-density Gigabit solutions for the enterprise and Small and Medium Size Businesses (SMB) as well as terabit densities for Metro Area Networks (MANs). Using this switching architecture, manufacturers can introduce high-performance, feature-rich and cost-effective products that not only meet today’s market needs but also provide a scalable platform for future requirements. The Prestera®-MX multi-layer switching family of products are fully integrated 10 Gigabit, One Gigabit and 100 megabit per second wire-speed configurable devices targeted at metropolitan edge and access systems in service provider networks. The Prestera®-MX devices target MAN switching applications, including Layer 2/3 switching, Layer 2 to Layer 5 traffic classification for millions of flows, wire-speed access control lists, or ACLs, traffic policing and shaping, longest prefix match, network address translation, or NAT, and Multi-Protocol Label Switching, or MPLS, functions. The Prestera®-EX family of packet processors is designed to deliver multi-layer enterprise switching to drive Gigabit to the desktop with exceptional price and performance ratios and what we believe are industry-leading features. The Prestera®-EX family is designed to provide a complete line of Fast Ethernet, Gigabit Ethernet and 10G switching solutions with 100% software compatibility. The Prestera®-DX family of packet processors offers integration and performance targeted at desktop Gigabit Ethernet switches in small-to-midsize business, or SMB networks. Addressing the cost-sensitive unmanaged and lightly managed desktop switching market, the processors are designed to enable system vendors to design affordable, plug-and-play, high-density, standalone switches. Also, the Prestera®-FX family of fabric processors and crossbar switch fabrics offers expandability and scalability for Prestera®

packet processors. The fabric processors are single-chip traffic managers with an integrated crossbar and Serializer/Deserializer (SERDES) for low cost, high-performance scaling for stackable and chassis systems in data centers, multi-tenant buildings and enterprise wiring closets. These products can accelerate the proliferation of Gigabit switching in local area networks, or LAN, and MAN environments.

Link Street® SOHO Multi-Port Integrated Switches.   Our integrated 10/100 Link Street® Fast Ethernet and Gigabit switch product family, which support 3 through 10 port configurations, provide solutions for the SOHO market, where cost, ease-of-use, and flexibility are of paramount importance. Our current product offerings include a product family of multi-port Ethernet LAN Switches, targeting the SOHO LAN switching market. These integrated products can reduce design complexities and time-to-market barriers typically associated with switch development. The SOHO switches with integrated transceivers incorporate advanced features such as smart power management, which dramatically reduces power consumption by more than 50%, and Virtual Cable Tester™ (VCT) technology, which performs cable diagnostics to reduce overall network support costs. Because of these enhanced features, these switches are targeted at applications such as standalone switches, media converters, Internet Protocol, or IP phones, firewall appliances, wireless and wired gateway routers and wireless access points.

GalNet™-2.   Our GalNet™-2 family comprises more than twenty products, from Fast Ethernet and Gigabit Ethernet switch controllers, to G.Link crossbars and bridges — all offering what we believe to be a comprehensive switched Ethernet solution. Applications for GalNet-2 devices span the range from SOHO products and rack systems supporting full-wire-speed performance, stacking and advanced features, to mini-chassis and full-chassis systems designed to provide enterprise users with full converged networking support. Systems using the GalNet-2 device use our proprietary G.Link bus to interconnect switch controllers and crossbar switch fabrics. G.Link supports development of very high-performance systems via its high bandwidth and our G.Link crossbar switches. Crossbars are used to route messaging and data between distributed switch controllers and, if present, the management CPU complex. Our G.Link crossbar switches range from 4 to 12 G.Link ports to support the development of a wide variety of system architectures. Crossbars may also be interconnected in meshes to support larger numbers of G.Link ports. GalNet™-2 crossbars are also used with GalNet™-2+ and GalNet™-3 switched Ethernet controllers, for advanced Layer and Layer 3/4/5 system applications. GalNet™-2 switched Ethernet controllers are available supporting a wide range of features and configurations. These switches are combined with others to build systems with up to 256 Fast Ethernet ports, 32 Gigabit Ethernet ports or combinations utilizing up to 32 switch controllers and CPUs. We believe that a major benefit of the GalNet-2 devices is software compatibility among switch controllers. Shorter time-to-market is supported by leveraging a previously developed code in new system applications, often with little or no modification.

GalNet™-2+.   Utilizing the same architecture as our GalNet™-2, our GalNet™-2+ devices add integrated memory and support for advanced Quality of Service, or QoS, via support for packet prioritization. GalNet-2+ Ethernet controllers support the native QoS requirements of Windows 2000, which is providing an important catalyst for the development of multimedia applications. GalNet-2+ devices integrate both the packet and control memories into the switch controller, providing a high level of integration, low chip-count and advanced features. The GalNet™-2+ switches are combined using GalNet™-2 crossbars to enable the development of high-performance end products, such as 1U rack-mount stacking switches and modular systems with up to 256 Fast Ethernet ports or 32 Gigabit Ethernet ports.

GalNet-3™.   Our GalNet™-3 family of converged voice/video/data network switch processors provides full-featured Layer 2/3/4/5 switch processors supporting the development of high-performance enterprise and edge routers, MAN switches and other communications applications requiring state-of-the-art multimedia support and performance. The GalNet™-3 products support advanced functions such as 5-quintuple flow classification, bandwidth reservation, rate policing and flow statistics gathering. These features enable system developers to design sophisticated applications, such as IP PBXs supporting monitoring and compliance to service level agreements negotiated with Internet service providers. The GalNet™-3 switches support communications over Ethernet, Fast Ethernet, Gigabit Ethernet and OC-12c Packet-Over-Synchronous, or PoS. In addition to asynchronous transfer mode, or ATM, connection support, PoS allow designers to develop converged systems connecting LANs to MANs and wide area networks, or WANs.

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

Alaska® X 10 Gigabit Ethernet Transceivers.   Our Alaska® X 10 Gigabit Ethernet and backplane transceiver products are designed to accelerate the deployment of 10 Gigabit capable systems for the LAN, MAN and WAN markets. The Alaska® X transceiver family leverages four or eight generations of SERDES technology from our single, dual and quad-port Alaska Gigabit Ethernet products. The Alaska® X transceiver family’s features include low power consumption, high performance, and small form factor.

Fast Ethernet Transceivers.   We believe that our Fast Ethernet physical layer products offer low power dissipation, small form factor, high performance and advanced features. The latest members of the Fast Ethernet PHY family offer very low power consumption of just 130 mWatts per port, enabling network systems manufacturers to decrease system cost by reducing both power supply and fan requirements. Additionally, the devices support value-add features such as VCT technology used to diagnose the attached cable plant.

Cellular and Handheld Products

Communication Processors.   Our processors are fully integrated devices designed to enable an advanced total system solution for today’s GSM, GPRS, and WCDMA mobile phones. Our communications processors deliver high performance for voice and computation-intensive data applications. Featuring the Intel® XScale micro-architecture and Intel Micro Signal Architecture (MSA), these processors are designed to deliver improved quality of service with support for the most advanced mobile phone features. Our communication processors provide low power consumption and offer extensive software reuse with other Intel XScale-core-based products, which can provide faster time-to-market for handset designers.

Application Processors.   Our applications processors are designed to deliver advanced integration, leading multimedia performance, and superior power savings for the cellular phone, PDA, handheld consumer, and embedded markets. Based on the Intel® XScale technology and featuring integrated memory, our applications processors are intended to be ideal solutions for low-power, space-sensitive devices. Our silicon solutions provide the ability to integrate advanced applications within a range of power specifications to help manufacturers differentiate their offerings. From streaming video to mixing MP3s, our suite of applications processor deliver advanced multimedia performance with enhanced battery life that meet the ever increasing needs of mobile technology consumers.

Ecosystem Partners.   Through a comprehensive ecosystem comprised of third-party providers of communications and applications processors, tools and support, we assist select ecosystem partners in their platform solutions development, which can speed up the time-to-market for cellular and handheld devices.

Wireless Products

Libertas® Wireless LAN Products.   The Libertas® family of chipsets represents our wireless Institute of Electrical and Electronics Engineers, or IEEE, 802.11 solution for the SOHO/residential, enterprise networking and consumer electronics markets. Our 802.11 solutions offer high performance and integration for WLAN users who demand 54 Mbps and above wireless connectivity. The Libertas® product line combines the flexibility of embedded IEEE 802.11 standards with dedicated hardware, acceleration engines to support Advance Encryption Standard (AES) wireless security and quality of service, or QoS. The Libertas® product line offers a complete family of WLAN solutions. These products range from traditional client adapter cards to highly integrated home gateways to power efficient products for emerging consumer applications. Each of these solutions are designed to extend WLAN technology by offering improved range, security and high data throughput.

A number of our WLAN products are specifically developed for emerging consumer applications. These products integrate high performance embedded microprocessor technology as well as advanced networking capabilities and sophistication. Our solutions integrate Transmission Control Protocol (TCP), User Datagram Protocol (UDP) and IP network processing to enable the device to perform ad-hoc wireless connections to other wireless devices, enabling such applications such as peer to peer printing, ad-hoc gaming, streaming audio and video and Voice over Internet Protocol (VoIP) applications.

VoIP Products

VoIP Products.   Our family of highly integrated VoIP solutions is targeted at the rapidly growing, Internet voice communications market. Our VoIP products have been designed specifically for ultra-low power Voice over WLAN (VoWLAN) handsets with other members of our WLAN solutions targeted at VoIP residential gateways. Each product integrates VoIP processing, low power wireless internet access, or WiFi, circuitry, a high-performance host CPU and peripherals into single SoC solutions.

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

Printing ASIC Products

Printing ASICs.   Our printing ASIC products are the central processing integrated circuits for laser printers, inkjet printers and “all-in-one” products, incorporating printing, fax and scanning capabilities. We also provide subsystem solutions for Hewlett-Packard printers, aimed at capturing more content of printer components and offering higher integration and shorter time-to-market.

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

Horizon™ WAN Communication Controllers.   We believe our Horizon™ family of advanced communications controllers provides all of the required network interfaces that bridge the LAN with the Internet infrastructure and combines most of the common functions found in multi-service access routers into a single chip. These devices target the core of next-generation multi-service edge routers and remote access equipment that merge the functions of LAN-to-WAN routers, VoIP gateways, network security equipment and remote access concentrators. The Horizon family has been designed to enable end-to-end QoS for applications that run at the edge of a network with the integration of hardware support for Differentiated Services and 802.1p and 802.1q support. Our Horizon system controllers provide new packet processing capabilities for systems that require the convergence of voice, video and data at the edge of the network. The integrated NetGX™ coprocessor can handle computation-intensive tasks such as flow-classification based on layer 3-5 packet information, encryption and authentication for security purposes and virtually any other packet processing function typically handled by the host CPU. The NetGX coprocessor can free processing power so that the CPU can run multi-service applications such as managing virtual private networks, firewalls and integrated voice services.

Media Vault Product

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

Power Management Products

DSP Switcher® Integrated Regulators.   Our DSP Switcher® integrated regulators form the core of what we believe is the industry’s smallest and highest-performance step-down power supply. DSP Switcher® integrated regulators are designed to provide efficiency, precision and transient response together with small solution size to provide system designers with enhanced form factor and battery life in portable equipment. Integration of power MOSFETs (metal-oxide semiconductor field-effect transistor), internal frequency compensation and single resistor output programming reduces design efforts and increases system reliability.

DSP Switcher® Integrated Regulator Modules.   DSP Switcher® integrated regulator modules provide plug-and-play implementations of our switching regulator integrated circuits in convenient, modular form factors. The same benefits in performance — efficiency, precision, transient response and small size — are preserved while providing a fully assembled, tested and guaranteed power supply. We offer single in-line package, dual in-line package, or surface mount technology form factors that can be combined with a single programming resistor to set the desired output voltage. A full range of output voltages are supported with one part number.

Based on our operational management and financial reporting structure, we have determined that we operate in one reportable business segment: the design, development and sale of integrated circuits. Please see the financial information regarding this reportable business segment set forth in Item 7 of this Form 10-K and the information regarding our net revenue and long-lived assets based on geographic regions included in Note 13 to our Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

Customers, Sales and Marketing

Our direct sales force targets markets that have high intensity communications processing requirements. Our customers for our storage products are manufacturers of hard disk drives for the enterprise, desktop and mobile computing markets and the consumer applications market as well as medium to large tape drive manufactures. Our target customers for our communications physical layer transceivers, switches and controllers are manufacturers of high-speed networking equipment and PCs. Our target customers for our cellular and handheld products are manufacturers of smartphones, cell phones, personal digital assistants (PDAs) and a large variety of other handheld consumer applications. Our target customers for our wireless products include manufacturers of WLAN solutions for SOHO and residential gateway solutions as well as manufacturers of a variety of new consumer applications such as cellular handsets, gaming devices, PDAs, and home entertainment multimedia client devices. Our target customers for our power management solutions are very diverse and include manufacturers of many different electronic devices. Our target customers for our VoIP products are the manufacturers and vendors of wireless communications equipment and handsets for the internet voice communications market.

A small number of customers have historically accounted for a substantial portion of our revenue. Customers representing 10% or more of our net revenue in fiscal 2007, 2006 and 2005 are set forth below:

Customer(1)	2007	2006	2005
Western Digital	16%	17%	18%
Toshiba	12%	14%	10%
Samsung	11%	14%	14%
Fujitsu	*	10%	*

(1)          In addition, Wintech Microelectronics, our distributor in Asia, accounted for less than 10% of our net revenue in fiscal 2007, 11% of our net revenue in fiscal 2006 and 13% of our net revenue in fiscal 2005.

*                    Less than 10% of net revenue

We complement and support our direct sales force with manufacturers’ representatives for our products in North America, Europe and Asia. In addition, we have distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use stocking representatives outside of the United States for some of our products. We anticipate that the total amount of sales through distributors will increase in future periods; however, we expect a significant percentage of our sales will continue to come from direct sales to key customers. As of January 27, 2007, our sales and marketing organization consisted of 681 employees, 32 manufacturers’ representatives and 27 distributors.

Our sales are made under purchase orders typically received between one week and four months prior to the scheduled delivery date. These purchase orders can be cancelled without charge if notice is given within an agreed upon period. Because of the scheduling requirements of our foundries, we generally place firm orders for products with our suppliers up to sixteen weeks prior to the anticipated delivery date and typically prior to an order for the product. Our supply agreement with Intel Corporation for communications and application processor products requires us to place non-cancellable purchase orders at least six months in advance of requested delivery dates. We generally warrant our products for a ninety-day period but in certain circumstances the warranty period can range from one to five years.

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

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. Due to an industry practice that allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates, we believe that backlog is not a reliable indicator of future revenue.

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

We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, CMOS technology and system-level architectures. As of January 27, 2007, we had 3,706 employees in engineering and process development. We have invested, and expect that we will continue to invest, significant funds for research and development. Our research and development expense was approximately $654.4 million in fiscal 2007, $360.0 million in fiscal 2006 and $299.9 million in fiscal 2005.

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

In November 2006 we acquired the communications and application processor business from Intel Corporation. As part of this acquisition we entered into a product supply agreement with Intel. Under the terms of the supply agreement, Intel will continue to fabricate and supply integrated circuits to us while we arrange for our independent foundries to begin to supply us with such products. We have committed to purchase and Intel has agreed to supply through June 2008 a minimum number of wafers at fixed prices. If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by us and the quantities of supply required under the supply agreement commitment, Intel can invoice us for the shortfall and will deliver the corresponding quantity upon receipt of payment from us. The supply agreement requires us to prepay for certain wafers six months in advance of delivery and requires us to issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement.

Assembly and Test

Most of our products are shipped from our third-party foundries to third-party sort, assembly and test facilities where they are assembled into finished integrated circuit packages and tested. We outsource all product packaging and substantially all testing requirements for these products to several assembly and test subcontractors, including STATS ChipPAC Ltd. and Global Testing Corporation in Singapore, Siliconware Precision Industries in Taiwan and ASE Electronics in Singapore, Taiwan and Malaysia. We also perform some in-house testing in Malaysia primarily for our printer ASIC solutions and in the United States of new production and pre-production materials prior to transferring the volume packaging and testing offshore to our third-party assembly and test subcontractors. The remainder of our products are manufactured on a turnkey basis, in which we purchase fully assembled and tested products from our foundries. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our integrated circuits for ease of testability, further reducing production costs.

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

As of January 27, 2007, we have been issued or have acquired 406 United States patents and 72 non-United States patents on various aspects of our technology, with expiration dates ranging from 2008 to 2025. We have filed a number of additional patent applications in the United States and other countries. However, there can be no assurance that patents will ever be issued for these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others. Additionally, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. We may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

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

Our current products face competition from a number of sources. We believe that our principal competitors for our read channels and storage SOCs are LSI Corporation and STMicroelectronics. Our primary competitors for preamplifiers and motor controllers are LSI Corporation and Texas Instruments. For transceiver products, we compete primarily with LSI Corporation, Broadcom, Intel, Realtek Semiconductor and Vitesse Semiconductor. Our switching products compete primarily against Broadcom and Vitesse. In the market for system controllers, our competitors include Tundra and PLX Technology, and our WAN communications controllers compete directly with products from companies such as Freescale Semiconductor and PMC-Sierra. Our cellular and handheld products compete primarily against Broadcom, Freescale Semiconductor, QUALCOMM Corporation, Samsung Semiconductor, and Texas Instruments. In the wireless LAN market, our competitors include Atheros, Broadcom, Conexant, Intel and Texas Instruments. For our power management products we compete with a number of companies including Analog Devices, International Rectifier, Intersil Corporation, Linear Technology, Maxim Integrated Products Incorporated, National Semiconductor and Texas Instruments. Our hard disk controller products compete primarily against devices offered by LSI Corporation and those internally developed by the hard disk manufacturers. Our tape drive controller products compete primarily against devices internally developed by tape drive manufacturers. Our VoIP solutions compete primarily against Texas Instruments and Broadcom. In addition, we expect increased competition in the future from other emerging and established companies.

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

Employees

As of January 27, 2007, we had a total of 5,249 employees, of which 3,706 were in research and development, 681 in sales and marketing, 504 in operations and 358 in general administration. Our employees are not represented by any collective bargaining agreements, and we have not experienced any work stoppage. We consider our relations with our employees to be good.

Item 1A.                Risk Factors

Additional Factors That May Affect Future Results

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” the following additional factors may affect our future results. Many of these factors are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

Matters related to the internal review of our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions.

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see the discussion included in Part I, Item 3 — “Legal Proceedings,” of this Report as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission (the “SEC”) and the United States Attorney’s Office for the

Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. The SEC is conducting a formal inquiry into our historical stock option granting practices and we received a grand jury subpoena from the United States Attorney’s Office for the Northern District of California requesting documents relating to our historical stock option granting practices. No assurance can be given regarding the outcomes of litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming and expensive, and may distract management from the conduct of our business. Further, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows.

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

We have recently experienced significant changes in our management and our board of directors. In May 2007, our former Chief Financial Officer resigned and our Executive Vice President and Chief Operating Officer, who is one of our co-founders, resigned from those positions and as a member of our board of directors and will continue in a non-management role. Also, the general counsel of our U.S. operating subsidiary was terminated in March 2007. We are conducting a search for a permanent Chief Operating Officer, Chief Financial Officer and General Counsel. We have also commenced a search for three new independent directors to fill existing vacancies on our board of directors, one of whom will succeed Dr. Sehat Sutardja as Chairman of the Board. We cannot assure you that we will find qualified candidates in a timely manner. These changes in our management and board of directors may be disruptive to our business, and, during the transition period, there may be uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. Our future success will depend to a significant extent on the ability of our management team to work together effectively. The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire and retain management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward. If we are unable to attract and retain effective permanent replacements for our key executives in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired. Competition for qualified senior employees can be intense. We may experience difficulty in hiring and retaining highly skilled individuals with appropriate qualifications to support our growth and expansion. For example, both our interim Chief Financial Officer and interim General Counsel may choose not to participate as candidates in our search to fill these positions. If we fail to attract, hire and retain qualified management individuals, it could lead to dissatisfaction among our customers, which could slow our growth or result in a loss of business.

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

In assessing the findings of our internal review with respect to our historical stock option practices and related accounting matters, our management concluded that there were material weaknesses, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, in our internal control over financial reporting. See the discussion included in Part II, Item 9A — “Controls and Procedures,” of this Report for additional information regarding our internal control over financial reporting, including planned remediation.

Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty, breakdowns can occur because of simple error or mistake, and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In connection with our acquisition of Intel’s communications and application processor business, we entered into a supply agreement with Intel in an effort to secure supplies of the products and wafers that we will need to sell the acquired product lines. Under the terms of the supply agreement we have committed to purchase and Intel has agreed to supply, through June 2008, a minimum number of wafers at fixed prices. If at the end of any Intel fiscal quarter, there is a shortfall between the quantity of supply ordered by us and the quantities of supply required under the supply agreement commitment, Intel can invoice us for the shortfall and will deliver the corresponding quantity upon receipt of payment from us. The agreement requires us to prepay for certain wafers six months in advance of delivery and issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement.

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

In 2005, we acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation and the semiconductor design business division of UTStarcom, Inc. In May 2006, we acquired the printer semiconductor division of Avago Technologies, Pte. as well as certain intellectual property and property and equipment from another company. In November 2006, we purchased the communications and application processor business from Intel Corporation.

Any of these acquisitions, as well as acquisitions in the future, could materially harm our operating results or liquidity as a result of possible concurrent issuances of dilutive equity securities or payment of cash. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. In addition, if we acquire a business that is operating at a loss or at lower overall gross margins than our businesses, as is the case with the communications and application processor business we acquired from Intel, our profitability will be harmed unless we can improve its performance. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $2.6 billion as of January 27, 2007. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

In fiscal 2007, approximately 39% of our net revenue was derived from sales to three customers, each of which individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 16%, Toshiba accounted for approximately 12% and Samsung accounted for approximately 11%. No distributor accounted for 10% of our net revenue during fiscal 2007. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

From fiscal year 2003 to fiscal year 2005, we reported significant sequential quarterly growth in revenues; however, our revenues have been inconsistent and have generally grown at a slower sequential rate in the ten quarters ending with the fourth quarter of fiscal 2007 compared to the double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,249 employees, as of January 27, 2007. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

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

Each of Marvell Semiconductor Israel Ltd. (MSIL), Marvell T.I. Ltd. (MTIL), Marvell Software Solutions Israel Ltd. (MSSI) and Marvell DSPC Ltd. (DSPC) is incorporated under the laws of and has its principal offices in Israel. In addition, MSIL, MSSI and DSPC maintain their research and development operations in Israel. Thus, MSIL, MTIL, MSSI and DSPC are directly influenced by the political, economic and military conditions affecting Israel. Major hostilities involving or within Israel could disrupt MSIL, MTIL, MSSI and DSPC’s operations. For example, continued hostilities between Israel and the Palestinian authority in recent months have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the ongoing situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of each of MSIL, MTIL, MSSI and DSPC.

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

International operations are subject to a number of risks that may limit our ability to design, develop, test or market certain technologies and products, which could in turn have an adverse effect on our results of operations and financial condition, including:

•       international terrorism and anti-American sentiment, particularly in the emerging markets;

•       security concerns, including crime, political instability, armed conflict and civil or military unrest;

•       local business and cultural factors that differ from our normal standards and practices in the United States;

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

Highly complex products, such as the products that we offer, frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. Historically, we have been able to design workarounds to fix these defects and bugs with minimal to no disruption to our business or our customers’ business. If any of our products contain defects or bugs, or have reliability, quality, or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To resolve these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially harmed.

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

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of January 27, 2007, the aggregate principal amount of our total consolidated debt was $398.8 million. Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, make acquisitions, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend those financial covenants. A default and acceleration under one debt instrument may also trigger cross-acceleration under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could result in the lenders requiring us to repay the debt, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the level of our indebtedness could have significant negative consequences for our future operations, including:

•       increasing our vulnerability to general adverse economic and industry conditions;

•       limiting our ability to obtain additional financing for working capital, capital and research and development expenditures, and general corporate purposes;

•       requiring the dedication of a substantial portion of our expected cash flow or our existing cash to service our indebtedness, thereby reducing the amount of our cash available for other purposes, including working capital, capital expenditures and research and development expenditures;

•       limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; or

•       placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

As of March 31, 2007, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 20% of the outstanding shares our common stock. Additionally, Dr. Sehat Sutardja, our Chief Executive Officer, and Weili Dai, who now serves as our Director of Strategic Marketing and Business Development, are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. Together, these three individuals held approximately 20% of our outstanding common stock as of March 31, 2007. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai and Dr. Pantas Sutardja act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these officers, directors and others could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 89% of our net revenue in fiscal 2007, 94% of our net revenue in fiscal 2006, and 93% of our net revenue in fiscal 2005.

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

The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. Initially, this tax exemption was to expire after ten years, but the Economic Development Board in June 2006 agreed to extend the term to fifteen years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If our Pioneer Status is terminated early, our financial results could be harmed. As a result of the Pioneer Status, there was a tax savings of $7.4 million in fiscal 2007 in an earnings per share benefit of $0.01.

The Israeli government has granted Approved Enterprise Status to two of our wholly-owned subsidiaries in Israel, which provides a tax holiday on undistributed income derived from operations within certain “development regions” in Israel. In order to maintain our qualification, we must continue to meet specified conditions, including the making of investments in fixed assets in Israel. As our tax holidays expire, we expect that we will start paying income tax on our operations within these development regions. In fiscal 2007, the Israeli subsidiaries were not profitable and did not have any benefit from the tax incentive.

During fiscal 2007, our Switzerland subsidiary received from both Federal and Cantonal purposes a ten-year tax holiday on design and research centre and wafer supply trading activity revenues earned in Switzerland. Each jurisdiction has separate requirements that need to be met such as the ten-year business requirement and investment in head count, intellectual property, office equipment, software and other expense items. If the requirements are not met, there would be tax dollars to be paid which may affect our financial results. As a result of the Swiss holiday, our Switzerland subsidiary benefited from an income tax savings of $1.3 million, which did not have a significant earnings per share benefit.

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

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

As of January 27, 2007, our primary facility, housing research and design functions as well as elements of sales, marketing, administration and operations, is located in Santa Clara, California. This location is our U.S. headquarters. The Santa Clara facility consists of approximately 993,000 square feet on 33.8 acres of land. We also own buildings in Switzerland, Malaysia and China as well as land in Singapore where we are constructing a building for our regional headquarters in Asia to be used for operations, research and design, sales, marketing and administrative functions.

In addition to these properties, we lease approximately 409,000 square feet in Israel for research and design, administration and operations, which lease term expires in August 2025 and approximately 51,000 square feet in Singapore for operations, sales, marketing and administration, which lease term expires in December 2007. We also lease smaller facilities in Bermuda, Canada, China, Finland, Germany, India, Italy, Japan, Korea, Malaysia, Taiwan, the United Kingdom and the United States, which are occupied by administrative offices, sales offices, design centers and field application engineers.

Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

We also lease one additional building in California, totaling approximately 41,000 square feet, which is currently subleased to tenants as of January 27, 2007. For further discussion of this facility and their effect on our financial condition and results of operations, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to our Consolidated Financial Statements in “Item 8 — Consolidated Financial Statements and Supplementary Data.”

Item 3.                        Legal Proceedings

We are subject to various legal proceedings and claims that are discussed below.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “MRVL.” Our common stock began trading on June 27, 2000, upon completion of our initial public offering. The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the Nasdaq Global Select Market and reflects the stock split effected in fiscal 2007. See Note 1 of Item 8 — “Consolidated Financial Statements and Supplementary Data.”

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$35.14	$26.80	$19.45	$16.10
Second Quarter	$29.54	$16.71	$22.28	$16.46
Third Quarter	$21.25	$15.91	$24.11	$20.76
Fourth Quarter	$21.85	$17.27	$36.84	$22.47

As of May 31, 2007 the approximate number of record holders of our common stock was 236 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

The graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since February 3, 2002, through January 27, 2007. The graph assumes that $100 was invested on February 3, 2002 in our common stock and on January 31, 2002 in each index and that any dividends were reinvested. No cash dividends have been declared on our common stock since our initial public offering in 2000. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Marvell Technology Group Ltd., The S & P 500 Index
And The Philadelphis Semiconductor Index

*                    $100 invested on 2/3/02 in stock or on 1/31/02 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright © 2007, Standard & Poors, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors. The terms of our outstanding credit agreement restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of Part III of this Report.

Recent Sales of Unregistered Securities

None.

Item 6.                        Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Consolidated Financial Statements and Supplementary Data” contained elsewhere in this Form 10-K. The following presented in the following tables has been adjusted to reflect the restatement of our financial results which is more fully described in Note 2 “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements.

We have not amended our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by this restatement except for the Form 10-Q/A concurrently filed with this Form 10-K for the quarter ended April 29, 2006. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

	January 27, 2007(1)	January 28, 2006(6)	January 29, 2005(6)	January 31, 2004(6)	February 1, 2003(6)
		(Restated)	(Restated)	(Restated)	(Restated)
				Unaudited	Unaudited
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$2,237,553	$1,670,266	$1,224,580	$819,762	$505,285
Operating costs and expenses:
Cost of goods sold	1,100,241	783,244	586,104	386,528	235,789
Research and development and other	658,211	366,740	304,291	253,583	174,750
Selling and marketing	176,103	104,718	90,919	77,044	57,076
General and administrative	114,154	63,044	54,461	30,024	16,988
Amortization and write-off of goodwill and acquired intangible assets and other(2)	109,987	91,738	102,534	80,390	107,645
Acquired in-process research and development(3)	77,800	4,300	—	—	—
Facilities consolidation charge(4)	—	—	2,414	—	19,562
Total operating costs and expenses	2,236,496	1,413,784	1,140,723	827,569	611,810
Operating income (loss)	1,057	256,482	83,857	(7,807)	(106,525)
Interest and other income, net	13,549	19,369	7,657	6,223	7,318
Income (loss) before income taxes	14,606	275,851	91,514	(1,584)	(99,207)
Provision for income taxes	35,547	76,361	28,719	16,672	8,119
Income (loss) before change in accounting principle	(20,941)	199,490	62,795	(18,256)	(107,326)
Cumulative effect of change in accounting principle, net of tax effect(5)	8,846	—	—	—	—
Net (loss) income	$(12,095)	$199,490	$62,795	$(18,256)	$(107,326)
Basic net (loss) income per share before change in accounting principle	$(0.04)	$0.35	$0.12	$(0.04)	$(0.23)
Diluted net (loss) income per share before change in accounting principle	$(0.04)	$0.32	$0.11	$(0.04)	$(0.23)
Basic net (loss) income per share	$(0.02)	$0.35	$0.12	$(0.04)	$(0.23)
Diluted net (loss) income per share	$(0.02)	$0.32	$0.11	$(0.04)	$(0.23)
Weighted average shares — basic	586,152	565,870	539,375	503,108	476,962
Weighted average shares — diluted	586,152	631,289	597,653	503,108	476,962

(1)           Effective from the beginning of fiscal 2007, we adopted SFAS 123R, requiring us to measure and recognize compensation expense for all share-based awards to employees and directors based on estimated fair values. We adopted SFAS 123R under the modified prospective method, reflecting in our fiscal 2007 results the compensation expense associated with unvested options granted prior to fiscal 2007, as well as options granted during that year.

(2)           In addition to recurring amortization of acquired intangible assets, we recorded the following charges during the respective fiscal years in amortization and write-off of goodwill and acquired intangible assets and other: (a) In the first quarter of fiscal 2005, we entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under the arrangement, we agreed to make a one-time payment of $13.5 million which was charged to expenses in that quarter. In the second quarter of fiscal 2005, we entered into a technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies and was charged to expenses. (b) In the fourth quarter of fiscal 2004, we recorded a charge of $1.9 million related to the recognition of pre-acquisition losses due to our prior investments in RADLAN Computer Communications Ltd. which we acquired in fiscal 2004. (c) In the fourth quarter of fiscal 2003, we decided to no longer use the Galileo trade name in selling and marketing activities. As a result, we wrote-off the remaining $22.4 million net book value of the trade name.

(3)           In the fourth quarter of fiscal 2007, we recorded an acquired in-process research and development charge of $77.8 million in connection with our acquisition of the communications and applications business of Intel Corporation. In fourth quarter of fiscal 2006, we recorded an acquired in-process research and development charge of $4.3 million in connection with our acquisition of the hard disk and tape drive controller business of QLogic Corporation.

(4)           In fiscal 2005, we recorded a facilities consolidation charge of $2.4 million related to the relocation of several leased facilities. In fiscal 2003, we also recorded a facilities consolidation charge of $19.6 million related to the abandonment of two leased facilities.

(5)           In the first quarter of fiscal 2007, we recorded an adjustment for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R totaling $8.8 million.

(6)           For more information regarding the internal review and findings relating to our historical stock option practices and the restatement of stock-based compensation and other items, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The following tables present the impact of the financial statement adjustments on our previously reported Consolidated Statement of Operations for fiscal 2004 and 2003:

	Year Ended January 31, 2004				Year Ended February 1, 2003
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
				(Unaudited)				(Unaudited)
	(In thousands, except per share amounts)
Net revenue	$819,762	$—		$819,762	$505,285	$—		$505,285
Operating costs and expenses:
Cost of goods sold	382,206	4,322	A	386,528	233,039	2,750	A	235,789
Research and development and other	213,740	39,843	A	253,583	145,722	29,028	A	174,750
Selling and marketing	62,350	14,694	A	77,044	48,491	8,585	A	57,076
General and administrative	19,004	11,020	A	30,024	14,303	2,685	A	16,988
Amortization of stock-based compensation	4,943	(4,943	)A	—	7,491	(7,491	)A	—
Amortization and write-off of goodwill and acquired intangible assets and other	80,390	—		80,390	107,645	—		107,645
Acquired in-process research and development		—			—	—		—
Facilities consolidation charge		—			19,562	—		19,562
Total operating costs and expenses	762,633	64,936		827,569	576,253	35,557		611,810
Operating income (loss)	57,129	(64,936)		(7,807)	(70,968)	(35,557)		(106,525)
Interest and other income, net	6,223	—		6,223	7,318	—		7,318
Income (loss) before income taxes	63,352	(64,936)		(1,584)	(63,650)	(35,557)		(99,207)
Provision for income taxes	17,842	(1,170)		16,672	8,524	(405)		8,119
Net income (loss)	$45,510	$(63,766)		$(18,256)	$(72,174)	$(35,152)		$(107,326)
Basic net income (loss) per share	$0.09	$(0.13)		$(0.04)	$(0.15)	$(0.08)		$(0.23)
Diluted net income (loss) per share	$0.08	$(0.12)		$(0.04)	$(0.15)	$(0.08)		$(0.23)
Weighted average shares — basic	503,108			503,108	476,962			476,962
Weighted average shares — diluted	552,966			503,108	476,962			476,962

A.                Adjustments for additional stock-based compensation expense pursuant to Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”) and other interpretations, and reclassification of previously reported stock-based compensation expenses to the respective functional cost and expense line items.

	January 27, 2007	January 28, 2006(1)	January 29, 2005(1)	January 31, 2004(1)	February 1, 2003(1)
		(Restated)	(Restated)	(Restated)	(Restated)
			Unaudited	Unaudited	Unaudited
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$596,380	$921,022	$660,014	$386,271	$265,228
Working capital	636,849	1,124,394	798,805	449,519	318,863
Total assets	4,527,700	3,504,506	2,788,866	2,436,919	2,095,891
Term loan and capital lease obligations, net of current portion	411,846	24,447	11,590	19,944	13,755
Total shareholders’ equity	3,227,184	3,007,225	2,491,631	2,193,437	1,953,145

(1)          The information presented has been adjusted to reflect the restatement of our consolidated balance sheets which is more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The following tables present the impact of the financial statement adjustments on our previously reported Consolidated Balance Sheets as of January 29, 2005, January 31, 2004 and February 1, 2003:

	January 29, 2005
	As Previously Reported	Adjustments		As Restated
				(Unaudited)
	(In thousands except par value)
ASSETS
Current assets:
Cash and cash equivalents	$166,471	$—		$166,471
Short-term investments	493,543	—		493,543
Accounts receivable, net of allowance of $3,132	200,954	—		200,954
Inventories	128,889	—		128,889
Prepaid expenses and other current assets	15,144	—		15,144
Deferred income taxes	12,793	(2,026	)B	10,767
Total current assets	1,017,794	(2,026)		1,015,768
Property and equipment, net	161,770	—		161,770
Goodwill	1,480,225	—		1,480,225
Acquired intangible assets, net	80,411	—		80,411
Other non-current assets	48,762	1,930	B	50,692
Total assets	$2,788,962	$(96)		$2,788,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,728	$—		$129,728
Accrued liabilities	20,604	—		20,604
Accrued employee compensation	32,136	3,244	C	35,380
Income taxes payable	3,195	(1,086	)B	2,109
Deferred income	15,938	—		15,938
Current portion of capital lease obligations	13,204	—		13,204
Total current liabilities	214,805	2,158		216,963
Capital lease obligations, net of current portion	11,590	—		11,590
Non-current income taxes payable	46,648	3,545	B	50,193
Other long-term liabilities	18,489	—		18,489
Total liabilities	291,532	5,703		297,235
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1,110	—		1,110
Additional paid-in capital	3,034,645	300,361	A	3,335,006
Deferred stock-based compensation	(3,400)	(75,355	)A	(78,755)
Accumulated other comprehensive loss	(1,807)	—		(1,807)
Accumulated deficit	(533,118)	(230,805	)D	(763,923)
Total shareholders’ equity	2,497,430	(5,799)		2,491,631
Total liabilities and shareholders’ equity	$2,788,962	$(96)		$2,788,866

A.               Adjustments for additional stock-based compensation expense pursuant to APB 25 and other interpretations, net of tax benefit from employee stock transactions.

B.                Adjustments to deferred tax assets arising associated with stock-based compensation charge and other.

C.                Adjustments for additional payroll taxes.

D.              Adjustments for additional stock-based compensation expense, payroll taxes and deferred income tax benefit.

	January 31, 2004
	As Previously Reported	Adjustments		As Restated
				(Unaudited)
	(In thousands except par value)
ASSETS
Current assets:
Cash and cash equivalents	$224,399	$—		$224,399
Short-term investments	161,872	—		161,872
Accounts receivable, net of allowance of $2,849	136,513	—		136,513
Inventories	91,785	—		91,785
Prepaid expenses and other current assets	12,166	—		12,166
Deferred income taxes	6,547	—		6,547
Total current assets	633,282	—		633,282
Property and equipment, net	149,705	—		149,705
Goodwill	1,455,639	—		1,455,639
Acquired intangible assets, net	159,445	—		159,445
Other non-current assets	37,394	1,454	B	38,848
Total assets	$2,435,465	$1,454		$2,436,919
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,190	$—		$121,190
Accrued liabilities	15,927	—		15,927
Accrued employee compensation	20,896	938	C	21,834
Income taxes payable	2,155	(1,086	)B	1,069
Deferred income	12,996	—		12,996
Current portion of capital lease obligations	10,747	—		10,747
Total current liabilities	183,911	(148)		183,763
Capital lease obligations, net of current portion	19,944	—		19,944
Non-current income taxes payable	22,835	(994	)B	21,841
Other long-term liabilities	17,934	—		17,934
Total liabilities	244,624	(1,142)		243,482
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1,054	—		1,054
Additional paid-in capital	2,871,754	268,751	A	3,140,505
Deferred stock-based compensation	(7,945)	(114,216	)A	(122,161)
Accumulated other comprehensive loss	757	—		757
Accumulated deficit	(674,779)	(151,939	)D	(826,718)
Total shareholders’ equity	2,190,841	2,596		2,193,437
Total liabilities and shareholders’ equity	$2,435,465	$1,454		$2,436,919

A.              Adjustments for additional stock-based compensation expense pursuant to APB 25 and other interpretations, net of tax benefit from employee stock transactions.

B.               Adjustments to deferred tax assets associated with stock-based compensation charge and other.

C.               Adjustments for additional payroll taxes.

D.              Adjustments for additional stock-based compensation expense, payroll taxes and deferred income tax benefit.

	February 1, 2003
	As Previously Reported	Adjustments		As Restated
				(Unaudited)
	(In thousands except par value)
ASSETS
Current assets:
Cash and cash equivalents	$125,316	$—		$125,316
Short-term investments	139,912	—		139,912
Accounts receivable, net of allowance of $2,039	86,175	—		86,175
Inventories	39,712	—		39,712
Prepaid expenses and other current assets	11,801	—		11,801
Deferred income taxes	8,178	—		8,178
Total current assets	411,094	—		411,094
Property and equipment, net	64,207	—		64,207
Goodwill	1,338,768	—		1,338,768
Acquired intangible assets, net	231,875	—		231,875
Other non-current assets	49,313	634	B	49,947
Total assets	$2,095,257	$634		$2,095,891
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,672	$—		$47,672
Accrued liabilities	14,417	—		14,417
Accrued employee compensation	11,464	17	C	11,481
Income taxes payable	2,247	(1,086	)B	1,161
Deferred income	12,481	—		12,481
Current portion of capital lease obligations	5,019	—		5,019
Total current liabilities	93,300	(1,069)		92,231
Capital lease obligations, net of current portion	13,755	—		13,755
Non-current income taxes payable	22,835	(1,304	)B	21,531
Other long-term liabilities	15,229	—		15,229
Total liabilities	145,119	(2,373)		142,746
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	970	—		970
Additional paid-in capital	2,673,368	153,763	A	2,827,131
Deferred stock-based compensation	(5,899)	(62,583	)A	(68,482)
Accumulated other comprehensive loss	1,988	—		1,988
Accumulated deficit	(720,289)	(88,173	)D	(808,462)
Total shareholders’ equity	1,950,138	3,007		1,953,145
Total liabilities and shareholders’ equity	$2,095,257	$634		$2,095,891

A.              Adjustments for additional stock-based compensation expense pursuant to APB 25 and other interpretations, net of tax benefit from employee stock transactions.

B.               Adjustments to deferred tax assets associated with stock-based compensation charge and other.

C.               Adjustments for additional payroll taxes.

D.              Adjustments for additional stock-based compensation expense, payroll taxes and deferred income tax benefit.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties including those discussed under Item 1A — “Risk Factors.” These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes storage, switching, transceiver, cellular and handheld, wireless, PC connectivity, gateways, communications controller and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In November 2005, we acquired the hard disk and tape drive controller business of QLogic Corporation for approximately $232.5 million. The acquired business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives. In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $40.8 million, including contingent consideration of $16.0 million subsequently recognized when milestones were achieved. This business designs and supplies chipsets for personal handy phone applications. In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $263.0 million, including earnout considerations of $10.0 million subsequently recognized during fiscal 2007 based on the achievement of a certain level of revenue. This business designs and develops system-on-chip and system level solutions for both inkjet and laser jet printer systems. In November 2006, we completed the acquisition of the communications and application processor business of Intel Corporation for approximately $605.9 million. The communications and application processor business of Intel designs and develops cellular baseband processors for multi-mode, multi-band wireless handheld devices such as cellular handsets, PDAs and smartphones.

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

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. In fiscal 2007, approximately 39% of our net revenue was derived from sales to three significant customers, each of which accounted for 10% or more of our net revenue during the period. In fiscal 2006, approximately 55% of our net revenue was derived from sales to four significant customers, each of which accounted for 10% or more of our net revenue during this period. In fiscal 2005, approximately 42% of our net revenue was derived from sales to three significant customers each of which accounted for 10% or more of our net revenue. Also, in fiscal 2007, 2006 and 2005, one distributor accounted for less than 10%, 11% and 13% of our net revenue, respectively. We expect to continue to experience significant customer concentration in future periods. In addition, most of our sales is made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 89%, 94% and 93% of our net revenue for fiscal 2007, 2006 and 2005, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

Our sales have historically been made on the basis of purchase orders rather than long-term agreements. In addition, the sales cycle for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We expect to increase our research and development, selling and marketing, and general and administrative expenditures as we seek to expand our operations. We anticipate that the rate of new orders and shipments will vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2007, 2006 and 2005 were comprised of 52 weeks.

Restatement Adjustments — Stock Based Compensation

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

The Special Committee concluded that only one member of the Stock Option Committee was actively involved in the grant approval process. Of the 59 minutes of meetings of the Stock Option Committee, all of which were prepared by or under the direction of the former General Counsel of MSI, only the first set of minutes were separately prepared for each member’s signature and signed by each of them; subsequently the minutes were only prepared for one member to sign, and only one member signed those minutes. Additionally, the Special Committee determined that the Stock Option Committee conducted no meetings with respect to option grants and that minutes reflecting such meetings were false.

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

From our initial public offering in June 2000 through February 28, 2002, grants to a our former Chief Financial Officer were awarded only by the Stock Option Committee. The Stock Option Committee was not advised that it lacked the authority to make such awards. Furthermore, the first award made to our former Chief Financial Officer by the Executive Compensation Committee dated October 16, 2002 was backdated and the Special Committee found that the former General Counsel misled the Executive Compensation Committee with respect to the facts and circumstances surrounding the grant, including the grant date.

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

The Implementation Committee of the Board of Directors determined, contrary to the recommendation of the Special Committee that Ms. Dai have no continuing role with the Company, that retaining the services of Ms. Dai in a substantially reduced capacity as Director of Strategic Marketing and Business Development, an individual contributor in a non-managerial role, and under the auspices of the Implementation Committee better serves the interests of all shareholders. Ms. Dai will have no authority to undertake any decisions affecting our internal controls or financial matters. The Implementation Committee will provide periodic compliance updates to the Board of Directors on Ms. Dai’s activities. Additionally, all of Ms. Dai’s outstanding options that were unvested as of May 6, 2007 have been cancelled and the exercisability of already vested options have been limited, notwithstanding her continued employment.

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

The types of grant discrepancies uncovered by the internal review (by both the Special Committee and management) and the additional pre-tax stock-compensation expense arising from these adjustments, quantified under APB 25 for periods through fiscal 2006, are summarized as follows (in thousands):

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001 and prior
Board of Director Grants(a)	$ 1	$ 1	$ —	$ —	$ —	$ —	$ —
Officer Grants(b)	19,577	6,317	12,023	836	270	127	4
Re-priced Officer Grants(c)	39,658	24,827	9,888	4,943	—	—	—
New Hire Grants-effective hire dates(d)	19,879	249	1,530	2,729	4,754	7,278	3,339
Other New Hire(e)	49,876	5,313	13,235	13,437	10,322	7,061	508
Secondary Grants(e)	18,165	2,360	3,713	3,016	4,432	3,975	669
Re-priced New Hire Grants(f)	100,575	49,798	23,727	25,254	(1,885)	3,681	—
Evergreen Grants(g)	60,838	9,870	11,082	12,634	17,911	9,312	29
Non-employee Grants*(h)	8,800	121	486	1,166	(264)	1,884	5,407
Termination related charges(i)	10,006	—	—	—	—	—	10,006
	$ 327,375	$ 98,856	$ 75,684	$ 64,015	$ 35,540	$ 33,318	$ 19,962

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

In December 2006, the terms of the options deemed to have been issued at a discount were reformed to reflect the revised stock option exercise prices for all affected Section 16 Officer grants. Of these 5.4 million reformed options, we received from the officers the incremental exercise prices for the portion of these options which had previously been exercised totaling $9.6 million. The reformation of these options did not result in incremental compensation in the fourth quarter of fiscal 2007.

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

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001
Operating costs and expenses — Payroll tax*(a)	$ 7,628	$ 4,384	$ 2,306	$ 921	$ 17	$ —	$ —
Provision for income tax — Deferred Income Tax Benefit(b)	(4,806)	(1,822)	(1,150)	(1,170)	(405)	(259)	—
Provision for income tax — Section 162(m) and utilization of deferred tax assets**(c)	27,206	27,206	—	—	—	—	—
Tax impact of the equity award review	$ 30,028	$ 29,768	$ 1,156	$ (249)	$ (388)	$ (259)	$ —
Reduction to deferred tax asset for exemption benefit(d)	$ 5,275	$ 3,249	$ 2,026	—	—	—	—

*                    $3.0 million of additional employer and employee withholding taxes relating to exercises of affected options, including penalties and interest, and $24.2 million of Section 409A expenses of employees, including penalty and interest was also recorded in fiscal 2007.

**             $4.9 million of penalty and interest associated with Section 162(m) liability was also recorded in fiscal 2007.

(a)          Payroll Tax — The revised measurement dates for certain stock options as discussed in this filing may result in adverse federal and state tax consequences to holders of those options under IRC Section 409A which was enacted in 2004 to impose certain restrictions on deferred compensation arrangements. The adverse tax consequences are that Section 409A may subject the option holder of the re-measured retroactively priced stock options to a penalty tax and interest on the exercise of the options vesting after December 31, 2004. In addition, similar penalty taxes and interest under California and other state income tax laws wil apply upon the exercise of the option grant.

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

Because all holders of re-measured stock options generally were not involved in or aware of the retroactive pricing, the Board of Directors approved our plan to deal with the adverse tax consequences that may be incurred by the holders of the re-measured options in the fourth quarter of fiscal 2007. Therefore, we recorded in the last quarter of fiscal 2007 Section 409A expenses of employees for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million, including estimated penalties and interest. The amount represents additional compensation expense and has been classified in the respective functional categories. We have sent timely notices to the IRS and the California Franchise Tax Board that we have elected to participate in these programs.

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

(b)          Deferred Tax Asset for Stock Based Compensation:   We recorded adjustments for the creation of additional deferred tax asset for stock based compensation that is deductible at later periods for U.S. income tax purposes on our balance sheets for year end dates of each of fiscal 2002 through fiscal 2006. As a result, additional benefits for income tax arising from stock based compensation were recognized in fiscal 2006 of $1.8 million, fiscal 2005 of $1.1 million, fiscal 2004 of $1.2 million, fiscal 2003 of $0.4 million and fiscal 2002 of $0.3 million. The gross stock based compensation cost that results in a deferred tax benefit is $12.0 million of the total expense of $327.4 million.

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

(c)           Income Tax — Section 162(m) and utilization of deferred tax assets:   We accrued for the current and deferred tax impact of $104.5 million of nondeductible officer compensation related to Internal Revenue Code Section 162(m) (“Section 162(m)”) in fiscal 2006. Section 162(m) limits the deductibility of compensation in excess of one million dollars, but exempts stock option compensation where the option was issued at fair market value on the date of grant. We determined that $104.5 million of executive compensation in fiscal 2006 does not meet the exclusion criteria under Section 162(m), under existing IRS interpretations, and have therefore accrued $21.8 million of current tax expense and $5.4 million of deferred tax expense associated with the utilization of net operating losses. We accrued the penalty and interest totaling $4.9 million associated with this liability in fiscal 2007.

(d)          Other:   We recorded adjustments to correct an overstatement of deferred tax asset related to the Singapore entity. The original deferred tax asset had not reflected the benefit of the Pioneer status of this entity.

Accumulated Deficit Impact of Equity Award Review and Other Tax Adjustments

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. Our consolidated financial statements for periods through fiscal 2006 included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements, included in this Form 10-K, have been restated as follows (in thousands):

	Net income as reported	Stock-based compensation expense	Estimated additional payroll tax expense	Additional deferred income tax benefit	Additional deferred income tax provision	Section 162(m) and utilization of deferred tax assets	Total Adjustments,net of tax	Net income as restated
Fiscal 2000 and prior*		$ 1,255	$ —	$ —	$ —	$ —	$ 1,255
Fiscal 2001		18,707	—	—	—	—	18,707
Fiscal 2002		33,318	—	(259)	—	—	33,059
Fiscal 2003		35,540	17	(405)	—	—	35,152
Fiscal 2004		64,015	921	(1,170)	—	—	63,766
Cumulative effect at January 31, 2004		152,835	938	(1,834)	—	—	151,939
Fiscal 2005	$ 141,661	75,684	2,306	(1,150)	2,026	—	78,866	$ 62,795
Fiscal 2006	331,363	98,856	4,384	(1,822)	3,249	27,206	131,873	199,490
Cumulative effect at January 28, 2006		$ 327,375	$ 7,628	$ (4,806)	$ 5,275	$ 27,206	$ 362,678

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

Revenue Recognition.   We account for our revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Under this provision, we recognize revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of our sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return and price protection is deferred until the distributors sell the product to end customers. Our sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. We generally allow customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time we also may request a customer to accept a shipment of product before the original requested delivery date, in which case revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than our normal payment terms is deferred and is recognized as revenue when payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates.

We also enter into development agreements with some of its customers. Under these development agreements product revenue is recognized under the proportionate performance method. Revenue is recognized as related costs to complete the contract are incurred. These costs are included in research and development expense.

The provisions of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” apply to sales arrangements with multiple arrangements that include a combination of hardware, software and /or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Undelivered elements typically are software warranty and maintenance services.

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

Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed or determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

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

Prior to January 29, 2006, we accounted for its stock based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance, under the accelerated method of amortization. We adopted SFAS 123R using the modified prospective method. Under the modified prospective method, our results of operations include compensation costs of unvested options granted prior to January 29, 2006, and options granted subsequent to that date. For grants prior to January 29, 2006, we amortize stock-based compensation expense under the accelerated method. For grants from January 29, 2006, we amortize stock-based compensation expense ratably over the vesting term.

As a result of the adoption of SFAS 123R, our stock-based compensation increased from $101.0 million and $79.7 million in fiscal 2006 and 2005, respectively, to $192.1 million in fiscal 2007. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. We have estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We established the expected term for employee options and awards, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Assumptions for option exercises and pre-vesting terminations of options were stratified by employee groups with sufficiently distinct behavior patterns. Under SFAS 123, expected terms were based on similar assumptions for all employees, taken as a whole.

The risk factor interest rate which we apply to grants quarterly is based on the average rate of the prior quarter as published by the U.S. Treasury for five year U.S. Treasury Constant Maturities.

Expected volatility under SFAS 123R was developed based on the average of our historical daily stock price volatility. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

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

Prior to the adoption of SFAS 123R, we presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on January 29, 2006, we eliminated unamortized deferred compensation totaling $62.0 million on that date with a corresponding reduction in additional paid-in capital.

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

We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the “more likely than not” criteria established by SFAS No. 109, “Accounting for Income Taxes”. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

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

During the fourth quarter of fiscal 2007, the Internal Revenue Service notified our U.S. subsidiaries that fiscal 2004 through 2006 would be audited and include Section 409A and payroll tax issues arising out of the stock investigation. In fiscal 2007, we accrued for Section 409A liabilities and for each of the restated years (including interest and penalties), we accrued payroll taxes (including interest and penalties) as well as stock-based compensation expenses. Also, in fiscal 2006, our income tax provision was restated to include a provision for a potential Section 162(m) exposure. Additionally, in fiscal 2006, our German and Israeli subsidiaries underwent and completed corporate tax audits of years 1999 through 2002 and years 2001 through 2003, respectively. The audits closed with no material adverse impact on our consolidated financial statements.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Accounts Receivable and Allowances.   We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We continuously monitor payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial condition of any one of these customers could have a material adverse impact on the realization of our accounts receivable and our results of operations. The accounts receivable allowance recorded in our consolidated financial statements as of January 27, 2007 is $3.6 million.

Inventory Valuation.   We value our inventory at the lower of the actual cost of the inventory or the current estimated market value of the inventory, cost being determined under the first-in, first-out method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations. We recorded charges for inventory excess and obsolescence of $34.7 million and

$14.1 million for fiscal 2007 and 2006, respectively. The increase in charges for inventory excess and obsolescence in fiscal 2007 compared to fiscal 2006 is largely due to higher inventory balances as well as increased volatility in our demand forecast during fiscal 2007.

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

Valuation of Equity Investments.   We hold minority interests in certain companies. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments in our consolidated balance sheet as of January 27, 2007 is $11.7 million.

Results of Operations

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue.

	Years Ended
	January 27, 2007	January 28, 2006	January 29, 2005
		(restated)	(restated)
Net revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	49.2	46.9	47.9
Research and development	29.4	21.9	24.8
Selling and marketing	7.9	6.3	7.4
General and administrative	5.1	3.8	4.4
Amortization and write-off of goodwill and acquired intangible assets and other	4.9	5.5	8.4
Acquired in-process research and development	3.5	0.3	—
Facilities consolidation charge	—	—	0.2
Total operating costs and expenses	100.0	84.7	93.1
Operating income	0.0	15.3	6.9
Interest and other income	1.1	1.3	0.7
Interest expense	0.4	0.1	0.1
Income before income taxes	0.7	16.5	7.5
Provision for income taxes	1.6	4.6	2.3
Income (loss) before change in accounting principle	(0.9)	11.9	5.2
Cumulative effect of change in accounting principle, net of tax effect	0.4	—	—
Net income (loss)	(0.5)%	11.9%	5.2%

Years Ended January 27, 2007 and January 28, 2006

Net Revenue

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
Net revenue	$2,237,553	$1,670,266	34.0%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increase in net revenue in fiscal 2007 compared to fiscal 2006 reflects a significant increase in volume shipments of our storage SOCs, which increased by $197.4 million, printer semiconductor solutions and wireless products, which increased by $153.5 million, cellular and handheld products, which increased by $95.8 million, and hard disk drive controller products, which increased by $61.4 million. The increases in net revenue were primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers, and increased market share gained in the PC desktop and consumer product markets with our storage SOC products, volume shipments of our wireless products from new design wins. The net revenue increase of printer semiconductor solutions was from initial shipments commencing in May 2006 with our acquisition of the printer semiconductor business from Avago. The increase in cellular and handheld products was from initial shipment of products in November 2006 from the acquisition of the communications and applications processor business from Intel Corporation. The increase in hard disk drive controller products was a result of our initial product shipments in November 2005 after the acquisition of the hard disk drive controller business from QLogic. Net revenue derived from development contracts decreased in fiscal 2007 in both absolute dollars and as a percentage of net revenue compared to fiscal 2006, and represented less than 10% of net revenue for each year.

We expect that revenue for fiscal 2008 will increase from the level of revenue we reported in fiscal 2007 due to increases in shipments of cellular and handheld and printer ASIC products due to a full fiscal year of product shipments compared to a partial year in fiscal 2007. Additionally we expect increased shipments of our wireless products in fiscal 2008 compared to fiscal 2007 from new design wins.

Cost of Goods Sold

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
		(restated)
Cost of goods sold	$1,100,241	$783,244	40.5%
% of net revenue	49.2%	46.9%
Gross margin	50.8%	53.1%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin in fiscal 2007 compared to fiscal 2006 was primarily due to higher inventory excess and obsolescence provision of $20.6 million, increased stock-based compensation costs of $4.7 million, product costs associated with inventory that was acquired from our acquisitions, higher overhead costs of $12.1 million and higher royalties of $7.7 million. The increase in excess and obsolescence provision was due to the mix and quantities of product on hand compared to forecasted demand for such products on hand. The increase in stock-based compensation expense was a result of our adoption of SFAS 123R. The increase in overhead costs in fiscal 2007 as compared to fiscal 2006 was due to the additional personnel, facility and related operating costs from our acquisitions during fiscal 2007. The increase in royalties in fiscal 2007 as compared to fiscal 2006 was due to higher sales of products that integrated licensed technology. Our gross margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors particularly in the consumer markets we are targeting, charges for obsolete or potentially excess inventory and changes in the costs charged by our manufacturing and test subcontractors.

Research and Development and Other

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
		(restated)
Research and development and other	$658,211	$366,740	79.5%
% of net revenue	29.4%	21.9%

Research and development and other expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation expenses, prototype costs, depreciation and amortization expense, patent investigation and filing fees, costs associated with contract development work and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in fiscal 2007 compared to fiscal 2006 was primarily due to the net hiring of additional development personnel including personnel related to our acquisitions of the hard disk and tape drive controller business of QLogic in November 2005, the semiconductor division of UTStarcom in February 2006, the printer ASIC division of Avago in May 2006 and the communications and applications processor business of Intel in November 2006 which together resulted in an increase in salary and related costs of $143.5 million. In addition, research and development costs increased due to additional stock-based compensation expenses of $69.2 million as a result of our adoption of SFAS 123R. Additionally, we incurred increased depreciation and amortization expense of $22.0 million arising from purchases of property, equipment and technology licenses, increased costs of $15.1 million for prototype and related product tape-out costs for new product initiatives, increased costs of $7.9 million for tooling and engineering equipment expenses, increased costs of $6.1 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $9.1 million related to our expanding operations.

Research and development related costs for the year ended January 27, 2007 were $645.4 million, as compared to $360.0 million for the year ended January 28, 2006, an increase of $285.4 million or 79.3%. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.

Selling and Marketing

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
		(restated)
Selling and marketing	$176,103	$104,718	68.2%
% of net revenue	7.9%	6.3%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in fiscal 2007 compared to fiscal 2006 was primarily due to the net hiring of additional sales and marketing personnel, which resulted in an increase in salary and related costs of $33.3 million. In addition, selling and marketing expense increased due to increased stock-based compensation expenses of $15.7 million as a result of our adoption of SFAS 123R. We also incurred higher commission costs of $2.7 million due primarily to the increase in sales, higher variable sales and marketing costs of $12.2 million related to expanding our sales and marketing activities as we broadened our customer and product base, and increased facility and other allocated expenses of $2.9 million related to our expanding operations. We expect that selling and marketing expense will increase in absolute dollars in future periods as we hire additional sales and marketing personnel and expand our sales and marketing efforts into product markets such as consumer applications for our wireless and storage products.

General and Administrative

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
		(restated)
General and administrative	$114,154	$63,044	81.1%
% of net revenue	5.1%	3.8%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation expenses, fees for professional services and allocated occupancy costs for these operations. The increase in general and administrative expense in absolute dollars in fiscal 2007 compared to fiscal 2006 was primarily due to higher attorney and professional fees of $34.0 million associated with our internal review by a special committee of the Board of Directors related to our historical stock option practices and related accounting matters. In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $8.6 million. General and administrative expense also increased by $3.8 million due to the use of various outside services. We expect that general and administrative expenses will decrease in absolute dollars in fiscal 2008 due to lower attorney and professional fees as a result of the completion of the internal review by a special committee of the Board of Directors related to our historical stock option practices and related accounting.

Amortization and Write-Off of Acquired Intangible Assets and Other

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
Amortization and write-off of acquired intangible assets and other	$109,987	$91,738	19.9%
% of net revenue	4.9%	5.5%

In fiscal 2007, we made five acquisitions in which we acquired intangible assets which are being amortized over their estimate economic lives of one to eight years. The increase in amortization of acquired intangible assets in fiscal 2007 compared to fiscal 2006 is partially offset by the absence of amortization of acquired intangible assets from historical acquisitions, which were fully amortized at the end of fiscal 2006.

Acquired In-Process Research and Development

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
Acquired in-process research and development	$77,800	$4,300	1709.3%
% of net revenue	3.5%	0.3%

In connection with the acquisition of the communications and application processor business of Intel Corporation on November 8, 2006, we purchased in-process research and development (IPRD) of approximately $77.8 million. The amounts allocated to IPRD were determined based on our estimates of the fair values of assets acquired using valuation techniques used in the high technology industry and were charged to expense in the fourth quarter of fiscal 2007. The projects that qualify for IPRD had not reached technical feasibility and no future use existed. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation, or FIN, No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an Interpretation of FASB Statement No. 2,” amounts assigned to IPRD meeting the above stated criteria were charged to expense as part of the allocation of the purchase price.

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

The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Discount rates of 24.0% to 27.0% were used for valuing the IPRD.

At the time of the acquisition, there were three significant projects in-process that were approximately 56.0% complete with estimated aggregate costs to complete of $31.0 million. The projects are expected to be completed during fiscal 2008.

In connection with the acquisition of the hard disk and tape drive controller business of QLogic Corporation on November 4, 2005, we purchased IPRD valued at $4.3 million.

The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

Interest and Other Income

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
Interest and other income	$23,756	$21,127	12.4%
% of net revenue	1.1%	1.3%

Interest and other income consists primarily of interest earned on cash, cash equivalents and short-term investment balances, and gains on the sale of marketable securities. The increase in interest and other income in fiscal 2007 compared to fiscal 2006 was primarily due to higher interest income due to higher yields on our investments during fiscal 2007. Partially offsetting the increase in interest and other income was $5.0 million for a reserve recorded in the second quarter of fiscal 2007 for an advance payment to a company which subsequently filed for bankruptcy.

Interest Expense

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
Interest expense	$10,207	$1,758	480.6%
% of net revenue	0.4%	0.1%

Interest expense consists primarily of interest paid on debt and capital lease obligations. The increase in interest expense in fiscal 2007 compared to fiscal 2006 was primarily due to $7.0 million of interest expense on a term loan obligation in the fourth quarter of fiscal 2007 and higher interest expense from capital lease obligations.

Provision for Income Taxes

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
		(restated)
Provision for income taxes	$35,547	$76,361	(53.4)%
% of net revenue	1.6%	4.6%

Our effective tax rate was 243% for fiscal 2007 compared to 28% for fiscal 2006. The increase in fiscal 2007 and 2006 effective rates were primarily due to non tax-deductible expenses, mainly stock-based compensation, acquisition related expenses, and charges related to asset impairment resulting in a lower profit before tax in jurisdictions where we are unable to utilize tax benefits. For fiscal 2007 and 2006, the increases of 33.8% and 12.9%, respectively, was directly related to nondeductible officer compensation, penalties and interest expense.

During fiscal 2006, our German and Israel subsidiaries underwent and completed corporate tax audits of years 1999 through 2002 and years 2001 through 2003, respectively. During fiscal 2005, the Internal Revenue Service (IRS) completed an income tax audit for the fiscal years ended February 1, 2003, February 2, 2002 and January 27, 2001 of our U.S. consolidated return. The audits closed with no material adverse impact on our consolidated financial statements. Since the close of fiscal 2007 the IRS has commenced an audit of the U.S. consolidated returns for the fiscal years 2004, 2005 and 2006. The IRS has focused on stock based compensation and related items.

Cumulative Effect of Change in Accounting Principle, net of Tax Effect

	Years Ended
	January 27, 2007	January 28, 2006	% Change in 2007
		(restated)
Cumulative effect of change in accounting principle, net of tax effect	$8,846	—	100%
% of net income	0.4%	—

During the first quarter of fiscal 2007, we recorded an adjustment for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R.

Years Ended January 28, 2006 and January 29, 2005

Net Revenue

	Years Ended
	January 28, 2006	January 29, 2005	% Change in 2006
Net revenue	$1,670,266	$1,224,580	36.4%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances. The increase in net revenue in fiscal 2006 compared to fiscal 2005 reflects a significant increase in volume shipments of our storage SOCs, which increased by $330.7 million, wireless products, which increased by $50.8 million, and system controllers, which increased by $26.8 million. The increases in net revenue were primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers, market share gained in the PC desktop and consumer product markets with our storage SOC products and increased volume shipments of our wireless products and system controllers from new design wins.

Revenue from storage products was $1,058.7 million in fiscal 2006 compared to $763.0 million in fiscal 2005. The increase in revenue from storage products was primarily attributable to an increase in volume shipments of our storage SOCs. Revenue from communication products was $611.6 million in fiscal 2006 compared to $461.6 million in fiscal 2005. The increase in revenue from communication products was primarily due to an increase in shipments of wireless products and system controllers. Net revenue derived from development contracts decreased in fiscal 2006 in both absolute dollars and as a percentage of net revenue compared to fiscal 2005, and represented less than 10% of net revenue for each year.

Cost of Goods Sold

	Years Ended
	January 28, 2006	January 29, 2005	% Change in 2006
	(restated)	(restated)
Cost of goods sold	$783,244	$586,104	33.6%
% of net revenue	46.9%	47.9%
Gross margin	53.1%	52.1%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation expenses. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The increase in gross margin in fiscal 2006 compared to fiscal 2005 was primarily due to manufacturing efficiencies and better yields from our foundries, product cost savings resulting from the benefits of favorable foundry pricing, and to a lesser extent, a product mix change, which included production ramps of our storage SOCs. Partially offsetting the increase in gross margins were higher product costs associated with inventory that was acquired as part of from the hard disk and tape drive controller business of QLogic, as well as increased royalties, warranty expense, inventory excess and obsolescence provisions and $2.3 million of stock-based compensation costs. The increase in royalties in fiscal 2006 as compared to fiscal 2005 was due to higher sales of products that integrated licensed technology. The increase in warranty expense was due to the increased volume of sales and extended warranties for certain customers. The increase in inventory excess and obsolescence provisions was due to an increase in mature products for which there was lower forecasted demand. The costs associated with contracted development work are included in research and development expense. Our gross margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors particularly in the consumer markets we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors and changes in the amount of development revenue recognized.

Research and Development and Other

	Years Ended
	January 28, 2006	January 29, 2005	% Change in 2006
	(restated)	(restated)
Research and development and other	$366,740	$304,291	20.5%
% of net revenue	21.9%	24.8%

Research and development and other expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation expenses, prototype costs, depreciation and amortization expense, patent filing fees and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in fiscal 2006 compared to fiscal 2005 was primarily due to the net hiring of additional development personnel, including personnel related to our acquisitions of the hard disk and tape drive controller business of QLogic in November 2005, which together resulted in an increase in salary and related costs of $27.7 million. Additionally, we incurred increased depreciation and amortization expense of $5.1 million arising from purchases of property, equipment and technology licenses, increased costs of $1.6 million for tooling and engineering equipment expenses, increased costs of $2.3 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $9.5 million related to our expanding operations and additional stock-based compensation expense of $13.0 million, among other additional expenses.

Selling and Marketing

	Years Ended
	January 28, 2006	January 29, 2005	% Change in 2006
	(restated)	(restated)
Selling and marketing	$104,718	$90,919	15.2%
% of net revenue	6.3%	7.4%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in fiscal 2006 compared to fiscal 2005 was primarily due to the net hiring of additional sales and marketing personnel, which all resulted in an increase in salary and related costs of $6.2 million. Additionally, we incurred higher commission costs of $2.8 million due primarily to the increase in sales as well as other costs of $1.9 million related to expanding our sales and marketing activities as we broaden our customer and product base and increased facility, increased stock-based compensation expense of $0.8 million, and other allocated expenses of $1.2 million related to our expanding operations.

General and Administrative

	Years Ended
	January 28, 2006	January 29, 2005	% Change in 2006
	(restated)	(restated)
General and administrative	$63,044	$54,461	15.8%
% of net revenue	3.8%	4.4%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation expenses, fees for professional services and allocated occupancy costs for these operations. The increase in general and administrative expense in absolute dollars in fiscal 2006 compared to fiscal 2005 was primarily due to the net hiring of additional administrative personnel resulted in an increase in salary and related costs of $6.7 million and increased stock-based compensation expense of $5.2 million. Offsetting the increase in general and administrative expenses was a decrease in legal fees and professional fees of $3.6 million. The decrease in legal and professional fees was due to the timing and volume of legal matters during the year and the increased hiring of legal and finance personnel resulting in lower outside legal and professional fees.

Amortization and Write-Off of Acquired Intangible Assets and Other

	Years Ended
	January 28. 2006	January 29, 2005	% Change in 2006
Amortization and write-off of acquired intangible assets and other	$91,738	$102,534	(10.5)%
% of net revenue	5.5%	8.4%

In connection with the acquisition of MSIL in the fourth quarter of fiscal 2001, we recorded $434.7 million of acquired intangible assets. In connection with the acquisition of RADLAN, we recorded $5.7 million of acquired intangible assets. The acquired intangible assets from the RADLAN acquisition are being amortized over their estimated economic lives of two to five years. In connection with the acquisition of Asica, we recorded $360,000 of acquired intangible assets. The acquired intangible assets from the Asica acquisition are being amortized over their estimated economic life of five years. In connection with the acquisition of the hard disk and tape drive controller business of QLogic in November 2005, we recorded $123.3 million of acquired intangible assets which are being amortized over their useful economic lives of two to four years.

During the first quarter of fiscal 2005, we entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $13.5 million, which is included in amortization and write-off of acquired intangible assets and other. During the second quarter of fiscal 2005, we entered into another technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies is included in amortization and write-off of acquired intangible assets and other, while the remaining $15.0 million was capitalized as licensed technology and will be amortized to cost of goods sold over its estimated useful life of five years. The decrease in amortization and write-off of acquired intangible assets and other in fiscal 2006 compared to fiscal 2005 was due to $23.5 million of charges for payments made under the technology license and non-assert agreements in fiscal 2005 partially offset by additional amortization of acquired intangible assets from the QLogic acquisition in fiscal 2006.

Acquired In-Process Research and Development

	Years Ended
	January 28, 2006	January 29, 2005	% Change in 2006
Acquired in-process research and development	$4,300	$—	100.0%
% of net revenue	0.3%	—

In connection with the acquisition of the hard disk and tape drive controller business of QLogic in November 2005, we purchased IPRD of approximately $4.3 million. The amounts allocated to IPRD were determined based on our estimates of the fair values of assets acquired using valuation techniques used in the high technology industry and were charged to expense in the fourth quarter of fiscal 2006. The project that qualified for IPRD had not reached technical feasibility and no future use existed. The project in process consisted of a product based on a combined small computer system interface (“SCSI”) hard disk controller (“HDC”) and fibre channel HDC that would help customers transition from a SCSI market. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation, or FIN, No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an Interpretation of FASB Statement No. 2, amounts assigned to IPRD meeting the above stated criteria were charged to expense as part of the allocation of the purchase price.

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

Facilities Consolidation Charge

	Years Ended
	January 28, 2006	January 29, 2005	% Change in 2006
Facilities consolidation charge	$—	$2,414	(100.0)%
% of net revenue	—%	0.2%

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

Interest and Other Income

	Years Ended
	January 28, 2006	January 29, 2005	% Change in 2006
Interest and other income	$21,127	$8,853	138.6%
% of net revenue	1.3%	0.7%

Interest and other income consists primarily of interest earned on cash, cash equivalents and short-term investment balances and gains on the sale of marketable securities. The increase in interest and other income in fiscal 2006 compared to fiscal 2005 was primarily due to higher interest income due to higher comparable invested cash and marketable securities balances and higher yields on our investments.

Interest expense

	Years Ended
	January 28, 2006	January 29, 2005	% Change in 2006
Interest expense	$1,758	$1,196	47.0%
% of net revenue	0.1%	0.1%

Interest expense consists primarily of interest paid on capital lease obligations. The increase in interest expense in fiscal 2006 compared to fiscal 2005 was primarily due to higher interest due to additional capital leases in fiscal 2006.

Provision for Income Taxes

	Years Ended
	January 28, 2006	January 29, 2005	% Change in 2006
	(restated)	(restated)
Provision for income taxes	$76,361	$28,719	165.9%
% of net revenue	4.6%	2.3%

Our effective tax rate was 28% for fiscal 2006 compared to 31% for fiscal 2005. For fiscal 2006 and 2005, the effective rates were affected primarily by non tax-deductible expenses, mainly stock-based compensation, nondeductible acquisition related expenses and nondeductible officer compensation. For fiscal 2006, the increase of 12.9% was directly related to nondeductible officer compensation, penalties and interest expense.

During fiscal 2006, our German and Israeli subsidiaries underwent and completed corporate tax audits of years 1999 through 2002 and years 2001 through 2003, respectively. During fiscal 2005, the IRS completed an income tax audit for the fiscal years ended February 1, 2003, February 2, 2002 and January 27, 2001 of our U.S. consolidated return. The audits closed with no material adverse impact on our consolidated financial statements.

Liquidity and Capital Resources

Our principal source of liquidity as of January 27, 2007 consisted of $596.4 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities (restated)

During fiscal 2007, net cash provided by operating activities was $337.3 million for fiscal 2007 compared to $402.3 million for fiscal 2006 and $221.5 million for fiscal 2005. The cash inflows from operations in fiscal 2007 were primarily the result of our generation of income during the period and changes in working capital. Non-cash charges in fiscal 2007 included $110.0 million related to amortization of acquired intangible assets and other, $77.2 million of depreciation and amortization expense, $192.1 million of stock-based compensation and $77.8 million of acquired in-process research and development. Significant working capital changes contributing to positive cash flows in fiscal 2007 included an increase of $48.4 million in accounts payable resulting primarily from amounts due to our suppliers relating to increased inventory purchases during fiscal 2007 as well as higher overall spending activity related to our expanding operations, an increase of $30.2 million in income tax payable resulting from taxable income for fiscal 2007 and an increase of $21.1 million in deferred income resulting from an increase in the number of distributors as well as increased shipments of product to our distributors.

Significant working capital changes offsetting positive cash flows in fiscal 2007 included an increase in prepaid and other assets of $113.2 million due primarily to $68.2 million in payments in connection with a capacity reservation agreement with a foundry and a $19.3 million receivable from a foundry for reimbursements under a capacity reservation agreement. Also contributing to working capital changes offsetting positive cash flow in the fiscal 2007 was an increase in accounts receivable of $83.1 million primarily due to higher net revenue in fiscal 2007 as compared to fiscal 2006. Accounts receivable increased and the days sales outstanding, or DSO, metric, which is calculated on a quarterly basis, increased to 48 days at the end of fiscal 2007 as compared to 45 days at the end of fiscal 2006. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal year-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments by our customers. Accrued liabilities and other also increased by $22.8 million in fiscal 2007 due to higher accruals for legal fees, royalties, interest expense and an accrual for contingent acquisition payment.

During fiscal 2006, net cash provided by operating activities was $402.3 million compared to $221.5 million for fiscal 2005. The cash inflows from operations in fiscal 2006 were primarily the result of our generation of income during the period and changes in working capital. Non-cash charges in fiscal 2006 included $91.7 million related to amortization of acquired intangible assets and other, $56.8 million of depreciation and amortization expense and $101.0 million of amortization of stock-based compensation. Significant working capital changes contributing to positive cash flows in fiscal 2006 included an increase of $66.9 million in accounts payable resulting primarily from amounts due to our suppliers relating to increased inventory purchases during fiscal 2006 as well as higher overall spending activity related to our expanding operations, an increase of $66.4 million in income tax payable resulting from taxable income for fiscal 2006, an increase of $23.8 million in accrued compensation primarily related to an increase in the number of employee contributions under the employee stock purchase plan and higher benefit related obligations as a result of the increase in number of employees and an increase of $13.8 million in deferred income resulting from increased shipments of product to our distributors as well as the increase in number of distributors.

Significant working capital changes offsetting positive cash flows in fiscal 2006 included an increase in prepaid and other assets of $128.9 million due primarily to $106.0 million in payments in connection with a capacity reservation agreement with a foundry, a $12.3 million security deposit for long-term assets under construction, and a $19.5 million receivable from a foundry for reimbursements under a capacity reservation agreement. Also contributing to working capital changes offsetting positive cash flow in fiscal 2006 was an increase in inventory of $60.4 million, primarily a result of increased wafer starts to meet forecasted demand. As a result of the increase in inventory, the number of days in inventory, which is calculated on a quarterly basis, increased to 86 days at the end of fiscal 2006 compared to 71 days at the end of fiscal 2005. In addition, accounts receivable increased $44.2 million primarily due to higher net revenue in fiscal 2006 as compared to fiscal 2005. Although accounts receivable has increased, the days sales outstanding, or DSO, metric, which is calculated on a quarterly basis, decreased to 45 days at the end of fiscal 2006 as compared to 53 days at the end of fiscal 2005. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal year-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments by our customers.

During fiscal 2005, net cash provided by operating activities was $221.5 million. The cash inflow from operations in fiscal 2005 was primarily the result of our generation of income during the period and changes in working capital. Non-cash charges in fiscal 2005 included $79.0 million related to amortization of acquired intangible assets and other, $44.3 million of depreciation and amortization expense, $79.7 million of amortization of stock-based compensation and $2.4 million for a charge in connection with a facilities consolidation action, offset by $3.6 million related to the deferred tax benefits recognized

Significant working capital changes contributing to positive cash flow in fiscal 2005 included an increase of $30.7 in income tax payable resulting from taxable income for fiscal 2005, an increase of $13.5 million in accrued compensation primarily related to an increase in the number of employee contributions under the employee stock purchase plan and higher benefit related obligations as a result of the increase in number of employees and an increase of $8.5 million in accounts payable resulting primarily from amounts due to our suppliers relating to increased inventory purchases during fiscal 2005 as well as higher overall spending activity related to our expanding operations.

Significant working capital changes offsetting positive cash flows in fiscal 2005 included an increase in accounts receivable of $64.4 million primarily due to higher net revenue in fiscal 2005 as compared to fiscal 2004. Although accounts receivable increased as of the end of fiscal 2005, the DSO, which is calculated on a quarterly basis, remained relatively consistent at the end of fiscal 2005 as compared to the end of fiscal 2004 in the range of 49 to 54 days. Inventory increased by $37.1 million primarily as a result of increased volumes of purchase orders received from our customers and associated purchases of inventory required to meet customer demand. The number of days of inventory which is calculated on a quarterly basis, remained reasonably consistent at 71 days at the end of both fiscal 2005 and 2004.

Due to the nature of our business, we experience working capital needs for accounts receivable and inventory. We typically bill customers on an open account basis with net thirty to sixty day payment terms. If our sales levels were to increase as they have in prior fiscal years, it is likely that our levels of accounts receivable would also increase. Our levels of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers. Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products, as well as the initial production ramp for significant design wins. Other considerations in determining inventory levels may include the product life cycle stage of our products, foundry lead times and available capacity and competitive situations in the marketplace. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. Our minimum purchase commitments to Intel may also contribute to higher inventory levels.

Net Cash Used in Investing Activities

Net cash used in investing activities was $544.7 million for fiscal 2007 compared to net cash used in investing activities of $367.5 million for fiscal 2006 and net cash used in investing activities of $348.1 million for fiscal 2005. The net cash used in investing activities in fiscal 2007 was primarily due to cash paid for various acquisitions of $892.9 million, purchases of short-term investments of $266.9 million and purchases of property and equipment of $180.7 million, partially offset by the proceeds from the sales and maturities of short-term investments of $812.8 million. The net cash used in investing activities in fiscal 2006 was primarily due to purchases of short-term investments of $710.5 million, $187.0 million in cash paid for the QLogic acquisition, purchases of property and equipment of $98.5 million, and purchases of equity investments of $2.4 million, partially offset by the proceeds from the sales and maturities of short-term investments of $631.3 million. In fiscal 2006, the significant increase in the purchases of property and equipment was due to building improvements made to buildings acquired in fiscal 2004. The net cash used in investing activities in fiscal 2005 was primarily due to purchases of short-term investments of $433.2 million, purchases of property and equipment of $45.8 million, and purchases of technology licenses of $16.2 million, partially offset by the proceeds from the sales and maturities of short-term investments of $149.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $427.0 million for fiscal 2007 compared to $147.2 million for fiscal 2006 and $119.1 million for fiscal 2005. In fiscal 2007, net cash provided by financing activities was attributable to proceeds from a term loan of $400.0 million, proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by principal payments on capital lease obligations. In fiscal 2006 and fiscal 2005, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee stock purchase plans, partially offset by principal payments on capital lease obligations. For all three fiscal years, the increase in proceeds from the issuance of common stock was due to exercises of stock options by employees and the increase in capital lease obligations was due to additional CAD software licenses, which we acquired for use in our research and development activities.

Contractual Obligations and Commitments (restated)

In connection with the acquisition of the Intel’s communications and application processor business (“ICAP Business”), we entered into a product supply agreement with Intel. Under the terms of the supply agreement we have committed to purchase and Intel has agreed to supply, through June 2008, a minimum number of wafers at fixed prices. If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by us and the quantities of supply required under the supply agreement commitment, Intel will invoice us for the shortfall and will deliver the corresponding quantity upon receipt of payment from us. The agreement requires us to prepay for certain wafers six months in advance of delivery and issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement. As of January 27, 2007, we recorded $30.0 million as a prepaid asset for advance payment for wafers and had non cancellable purchase orders outstanding of $282.3 million under this arrangement.

Under our manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of January 27, 2007, these foundries had incurred approximately $98.8 million of manufacturing expenses on our outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of January 27, 2007, payments totaling $174.2 million (included in prepaid expenses and other current assets and other noncurrent assets) have been made and approximately $87.8 million of the prepayment has been utilized as of January 27, 2007. At January 27, 2007, there are no more outstanding commitments under the agreement.

As of January 27, 2007, we had approximately $75.9 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

In February 2002, we consolidated our three existing facilities in California into a new building. The leases on two of our former facilities expired in February 2002 and June 2005, respectively, but we have an ongoing, non-cancelable lease for the remaining facility, for which we have obtained a sublease. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $2.9 million as of January 27, 2007. At January 27, 2007, cash payments of $10.5 million, net of sublease income, had been made in connection with this charge. We had accrued approximately $2.9 million for this facilities consolidation charge as of January 27, 2007 of which $0.5 million is the current portion while the long-term portion totaling $2.4 million is payable through 2010.

In May 2006, we completed the acquisition of the printer semiconductor business of Avago. Under the terms of the acquisition agreement, we paid $249.6 million in exchange for certain assets and intellectual property of Avago and were committed to two additional contingent payments in cash of $10.0 million and

$25.0 million upon the achievement of certain levels of revenue. In the third quarter of fiscal 2007, we recorded contingent consideration and additional goodwill for the first contingent payment of $10 million as the milestones had been achieved. The defined milestones for the second contingent payment of $25.0 million are based on the achievement of certain levels of revenues during fiscal 2008.

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

The following table summarizes our contractual obligations as of January 27, 2007 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by
	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Contractual obligations:
Operating leases	$15,131	$16,269	$13,002	$9,910	$5,872	$30,442	$90,626
Capital lease obligations	19,293	10,026	5,985	2,084	521	—	37,909
Purchase commitments to foundries	381,165	—	—	—	—	—	381,165
Capital purchase obligations	75,867	—	—	—	—	—	75,867
Long-term debt obligations	8,135	4,000	390,750	—	—	—	402,885
Total contractual cash obligations	$499,591	$30,295	$409,737	$11,994	$6,393	$30,442	$988,452

Included in operating lease commitments are anticipated lease payments for two airplanes one of which is currently under construction. One plane was delivered in November 2006 and delivery of second airplane is expected in fiscal 2008. The airplanes will be used for business travel purposes and will be accounted for as operating leases once the airplanes are completed and delivered.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 27, 2007, we are not involved in any unconsolidated SPE transactions.

Restatement Related Impacts:   The additional payable for payroll taxes associated with affected stock option grants of approximately $10.6 million on a calendar year basis, additional Section 409A expenses for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million including penalties and interest, and Section 162(m) liabilities of $26.5 million for cumulative period from fiscal 2001 through 2007, represents potential future cash outflow totaling $61.3 million.

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

Inflation

The impact of inflation on our business has not been material for fiscal 2007, 2006 and 2005.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated the impact of adopting FIN 48 and determined that there is no material impact on our consolidated financial statements.

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

Related Party Transactions

During fiscal 2007, 2006 and 2005, we incurred approximately $1.0 million, $0.7 million and $0.6 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja, and our former Executive Vice President and Chief Operating Officer, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The $1.0 million, $0.7 million and $0.6 million of expenses were the result of our use of the aircraft for business travel purposes. The pricing was based on values determined to be market prices.

On February 19, 2005, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), we entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement has substantially similar terms as our other development agreements with other third parties. We recognized $2,000 and $0.8 million of revenue from the development agreement and product revenue during fiscal 2007 and 2006, respectively. Herbert Chang, one of our directors, is a shareholder of MagnetoX and its Chairman and Chief Executive Officer. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX.

Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”). The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties. We recognized $0.3 million and deferred $25,000 of revenue from the License Agreement with C2Micro during fiscal 2007. We recognized $0.4 million and deferred $0.2 million of revenue from the License Agreement with C2Micro during fiscal 2006. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro. Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro. Dr. Pantas Sutardja, our Chief Technology Officer, is also a shareholder of C2Micro.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.   The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; federal, state, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of January 27, 2007 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2008 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2008	2009	2010	2011	2012	Total	Fair Value
Fixed Rate	$13,624	$15,223	$—	$—	$—	$28,847	$28,372
Average Interest Rate	3.43%	3.58%	—	—	—	3.51%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of January 27, 2007 would have an immaterial effect on our financial position, results of operations and cash flows.

Our term debt bears interest at the higher of the lender’s prime rate or 0.5% per annum above the Federal Funds Effective Rate, as defined in the agreement, plus a 1% margin. In the case of Eurodollar loans, amounts borrowed bear interest at a rate equal to the Adjusted London Interbank Offered Rate, or LIBOR, plus a 2% margin. Such margins are subject to reductions or increases depending on our future credit rating if obtained. We pay interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December. The interest rate as of January 27, 2007 was 7.35%.

Investment Risk.   We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $11.7 million at January 27, 2007, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations of these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Item 8.                        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.:

We have completed integrated audits of Marvell Technology Group Ltd.’s consolidated financial statements and of its internal control over financial reporting as of January 27, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at January 27, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 27, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial statements.

Additionally, as discussed in Note 1 to the consolidated financial statements, effective January 29, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”).

Internal control over financial reporting

Also, we have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Marvell Technology Group Ltd. and its subsidiaries did not maintain effective internal control over financial reporting as of January 27, 2007, because of the effect of not maintaining (i) an effective control environment and (ii) effective controls over the accounting for and disclosure of its stock-based compensation expense, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of January 27, 2007:

Control environment.   The Company did not maintain an effective control environment based on criteria established in the COSO framework and commensurate with its rapid growth and increasing complexity. The Company’s management, including those individuals responsible for its Finance and Legal Departments, did not exercise the necessary rigor and commitment to internal control over financial reporting. Specifically, 1) internal control deficiencies were not remediated in a timely manner; 2) certain individuals involved in the stock option process said that they did not feel able to provide frank advice to senior management regarding controls over processing, recording and reporting of stock options transactions; and 3) the Company did not maintain a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements. This lack of an effective control environment contributed to the restatement of the Company’s consolidated financial statements of annual periods through 2006, each of the quarters of fiscal year 2006, as well as the first quarter of fiscal year 2007. Additionally, this lack of an effective control environment could result in misstatements of any of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevent or detected; this lack of effective control environment also contributed to the material weakness described below. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

Controls over stock-based compensation expense under FAS 123(R).   The Company did not maintain effective controls over the accounting for and disclosure of its stock-based compensation expense under FAS 123(R). The Company’s controls, including monitoring controls, policies and procedures relating to the accounting for and disclosure of stock-based compensation were not effective. Specifically, effective controls were not maintained to ensure the existence, completeness, accuracy, valuation and presentation of the Company’s stock-based compensation expense. This control deficiency resulted in audit adjustments to stock-based compensation expense for the year ended January 27, 2007. This control deficiency could also result in a misstatement to compensation expense that would result in a material misstatement to the

Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Intel’s communication and application processor business (ICAP Business) from its assessment of internal control over financial reporting as of January 27, 2007 because it was acquired by the Company in a purchase business combination in November 2006 and is now wholly owned by Marvell Technology Group Ltd. as discussed in Note 3 to the Company’s consolidated financial statements. We have also excluded the ICAP Business from our audit of internal control over financial reporting. The ICAP Business’ total assets and total revenues represent approximately 17% and approximately 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 27, 2007.

In our opinion, management’s assessment that Marvell Technology Group Ltd. did not maintain effective internal control over financial reporting as of January 27, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Marvell Technology Group Ltd. has not maintained effective internal control over financial reporting as of January 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 27, 2007

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED BALANCE SHEETS

	January 27, 2007	January 28, 2006
		(Restated)(1)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$568,008	$348,431
Short-term investments	28,372	572,591
Accounts receivable, net of allowances of $3,641 and $3,028	328,283	245,164
Inventories	247,403	211,374
Prepaid expenses and other current assets	170,123	104,307
Deferred income taxes	5,846	3,945
Total current assets	1,348,035	1,485,812
Property and equipment, net	440,943	260,921
Goodwill	1,977,805	1,558,209
Acquired intangible assets	580,558	111,973
Other noncurrent assets	180,359	87,591
Total assets	$4,527,700	$3,504,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,959	$196,606
Accrued liabilities	259,972	34,905
Accrued employee compensation	108,895	59,177
Income taxes payable	29,078	24,394
Deferred income	50,874	29,773
Current portion of capital lease obligations	17,408	16,563
Total current liabilities	711,186	361,418
Capital lease obligations, net of current portion	17,096	24,447
Non-current income taxes payable	116,777	86,545
Term loan obligations, long-term	394,750	—
Other long-term liabilities	60,707	24,871
Total liabilities	1,300,516	497,281
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 992,000 shares authorized; 587,425 and 582,776 shares issued and outstanding, respectively	1,175	1,165
Additional paid-in capital	3,802,509	3,634,239
Deferred stock-based compensation	—	(61,987)
Accumulated other comprehensive income (loss)	28	(1,759)
Accumulated deficit	(576,528)	(564,433)
Total shareholders’ equity	3,227,184	3,007,225
Total liabilities and shareholders’ equity	$4,527,700	$3,504,506

(1)          See Note 2 — Restatement of Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	January 27, 2007	January 28, 2006	January 29, 2005
		(Restated)(1)	(Restated)(1)
	(In thousands, except per share amounts)
Net revenue	$2,237,553	$1,670,266	$1,224,580
Operating costs and expenses:
Cost of goods sold	1,100,241	783,244	586,104
Research and development and other	658,211	366,740	304,291
Selling and marketing	176,103	104,718	90,919
General and administrative	114,154	63,044	54,461
Amortization and write-off of acquired intangible assets, net	109,987	91,738	102,534
Acquired in-process research and development	77,800	4,300	—
Facilities consolidation charge	—	—	2,414
Total operating costs and expenses	2,236,496	1,413,784	1,140,723
Operating income	1,057	256,482	83,857
Interest and other income	23,756	21,127	8,853
Interest expense	(10,207)	(1,758)	(1,196)
Income before income taxes	14,606	275,851	91,514
Provision for income taxes	35,547	76,361	28,719
Income (loss) before change in accounting principle	(20,941)	199,490	62,795
Cumulative effect of change in accounting principle, net of tax effect	8,846	—	—
Net income (loss)	$(12,095)	$199,490	$62,795
Basic income (loss) per share:
Income (loss) before change in accounting principle	$(0.04)	$0.35	$0.12
Cumulative effect of change in accounting principle	0.02	—	—
Basic net income (loss) per share	$(0.02)	$0.35	$0.12
Shares used in basic per share computation	586,152	565,870	539,375
Diluted net income (loss) per share:
Income (loss) before change in accounting principle	$(0.04)	$0.32	$0.11
Cumulative effect of change in accounting principle	0.02	—	—
Diluted net income (loss) per share	$(0.02)	$0.32	$0.11
Shares used in diluted per share computation	586,152	631,289	597,653

(1)          See Note 2 — Restatement of Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional	Deferred	Other
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
			(Restated)(1)	(Restated)(1)		(Restated)(1)	(Restated)(1)
	(In thousands)
Balance at January 31, 2004, As Previously Reported	526,984	$1,054	$2,871,754	$(7,945)	$757	$(674,779)	$2,190,841
Cumulative effect of restatement on prior years	—	—	268,751	(114,216)	—	(151,939)	2,596
Balance at January 31, 2004, As Restated	526,984	1,054	3,140,505	(122,161)	757	(826,718)	2,193,437
Common stock options exercised	24,157	48	116,187	—	—	—	116,235
Issuance of common stock under the employee stock purchase plan	2,742	5	15,439	—	—	—	15,444
Issuance of common stock and options in connection with acquisitions	1,321	3	25,469	—	—	—	25,472
Accelerated vesting on options	—	—	1,014	—	—	—	1,014
Issuance of stock options	—	—	36,823	(36,823)	—	—	—
Reversal of deferred stock-based compensation	—	—	(568)	568	—	—	—
Amortization of deferred stock-based compensation	—	—	—	79,661	—	—	79,661
Tax benefit from employee stock transactions	—	—	137	—	—	—	137
Comprehensive income:
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(2,564)	—	(2,564)
Net income	—	—	—	—	—	62,795	62,795
Total comprehensive income							60,231
Balance at January 29, 2005, As Restated	555,204	1,110	3,335,006	(78,755)	(1,807)	(763,923)	2,491,631
Common stock options exercised	23,044	46	143,169	—	—	—	143,215
Issuance of common stock under the employee stock purchase plan	1,640	3	19,908	—	—	—	19,911
Issuance of common stock and options in connection with acquisitions and other	2,888	6	45,868	—	—	—	45,874
Issuance of stock options	—	—	84,347	(84,347)	—	—	—
Reversal of deferred stock-based compensation	—	—	(103)	103	—	—	—
Amortization of deferred stock-based compensation	—	—	—	101,012	—	—	101,012
Tax benefit from employee stock transactions	—	—	6,044	—	—	—	6,044
Comprehensive income:
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	48	—	48
Net income	—	—	—	—	—	199,490	199,490
Total comprehensive income							199,538
Balance at January 28, 2006, As Restated	582,776	1,165	3,634,239	(61,987)	(1,759)	(564,433)	3,007,225
Common stock options exercised	3,719	8	22,414	—	—	—	22,422
Issuance of common stock under the employee stock purchase plan	895	2	13,613	—	—	—	13,615
Issuance of common stock and options in connection with acquisitions	35	—	—	—	—	—	—
Elimination of deferred stock-based compensation in relation to the adoption of SFAS 123R	—	—	(61,987)	61,987	—	—	—
Stock-based compensation	—	—	192,932	—	—	—	192,932
Proceeds from recovery of stock option exercise price modification	—	—	9,609	—	—	—	9,609
Tax benefit from employee stock transactions	—	—	535	—	—	—	535
Impact of change in accounting principle, net of tax effect	—	—	(8,846)	—	—	—	(8,846)
Comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	1,787	—	1,787
Net loss	—	—	—	—	—	(12,095)	(12,095)
Total comprehensive loss							(10,308)
Balance at January 27, 2007	587,425	$1,175	$3,802,509	$—	$28	$(576,528)	$3,227,184

(1)                 See Note 2 — Restatement of Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 27, 2007	January 28, 2006	January 29, 2005
		(Restated)(1)	(Restated)(1)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(12,095)	$199,490	$62,795
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	(8,846)	—	—
Depreciation and amortization	77,160	56,760	44,323
Stock-based compensation	192,121	101,012	79,661
Amortization and write-off of acquired intangible assets and other	109,987	91,738	79,034
Acquired in-process research and development	77,800	4,300	—
Facilities consolidation charge	—	—	2,414
Deferred tax (provision) benefit	(2,224)	5,869	(3,546)
Excess tax benefits from stock-based compensation	(889)	—	—
Accelerated vesting on stock options and other	—	290	1,014
Changes in assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisitions:
Accounts receivable	(83,100)	(44,210)	(64,441)
Inventories	(9,224)	(60,439)	(37,104)
Prepaid expenses and other assets	(113,159)	(128,883)	(3,890)
Accounts payable	48,353	66,878	8,538
Accrued liabilities and other	(22,779)	6,932	7,858
Accrued employee compensation	33,484	23,797	13,546
Accrued facilities consolidation charge	(571)	(1,517)	(2,312)
Income taxes payable	30,192	66,445	30,698
Deferred income	21,101	13,835	2,942
Net cash provided by operating activities	337,311	402,297	221,530
Cash flows from investing activities:
Cash received and paid for acquisitions	(892,867)	(184,032)	—
Purchases of short-term investments	(266,938)	(710,488)	(433,164)
Sales and maturities of short-term investments	812,831	631,264	149,290
Purchases of equity investments and loans advanced	—	(2,420)	(2,200)
Acquisition related transaction costs	(9,032)	(2,369)	(69)
Purchases of property and equipment	(180,696)	(98,500)	(45,762)
Purchases of technology licenses	(8,029)	(1,000)	(16,225)
Net cash used in investing activities	(544,731)	(367,545)	(348,130)
Cash flows from financing activities:
Proceeds from the issuance of common stock and received from Section 16 officers	45,645	163,126	131,679
Proceeds from term loan obligations	400,000	—	—
Principal payments on capital lease and term loan obligations	(19,537)	(15,918)	(12,577)
Excess tax benefits from stock-based compensation	889	—	—
Net cash provided by financing activities	426,997	147,208	119,102
Net increase (decrease) in cash and cash equivalents	219,577	181,960	(7,498)
Cash and cash equivalents at beginning of period	348,431	166,471	173,969
Cash and cash equivalents at end of period	$568,008	$348,431	$166,471
Supplemental cash flow information:
Cash paid for interests	$6,072	$1,755	$1,201
Cash paid for income taxes, net	$7,132	$3,390	$995
Acquisition of property and equipment under capital lease obligations	$15,868	$47,174	$7,506
Elimination of deferred stock-based compensation due to FAS 123R	$61,987	$—	$—
Common stock issued in connection with acquisition	$—	$45,583	$—

(1)             See Note 2—Restatement of Consolidated Financial Statements

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

On February 21, 2006, the Board of Directors approved a 2 for 1 stock split of the Company’s common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock split was subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2006 Annual General Meeting. On June 9, 2006, shareholders at the Company’s 2006 Annual General Meeting approved an increase in the authorized share capital by 500.0 million shares of common stock. Stock certificates representing one additional share for each share held were delivered on July 24, 2006 (payment date) to all shareholders of record at the close of business on July 10, 2006 (record date). All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes, and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

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

Investments

The Company’s marketable investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of tax, if any, in accumulated other comprehensive income, a component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income, net. In order to determine if a decline in value on an available-for-sale security is other than temporary, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the Company’s intent and ability to hold the investment. We also may consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all marketable investments as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. The specific identification method is used to determine the cost of securities sold. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the limited customer base, located primarily in the Far East, are substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The Company recorded provisions for allowance for bad debt and doubtful accounts of $50,000, none and $500,000 in fiscal 2007, 2006 and 2005, respectively. Net credits transferred to the allowance aggregated $122,000, none and none in fiscal 2007, 2006 and 2005, respectively. Net receivables written off against the allowance aggregated none, $254,000 and $26,000 in fiscal 2007, 2006 and 2005, respectively. The allowance for bad and doubtful accounts at January 27, 2007, January 28, 2006 and January 29, 2005 was $2.0 million, $1.5 million and $1.7 million, respectively. Refer to the Revenue Recognition policies for additional information on sales returns and allowances.

The following table sets forth sales to end customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	Years Ended
Customer	January 27, 2007	January 28, 2006	January 29, 2005
Western Digital	16%	17%	18%
Toshiba	12%	14%	10%
Samsung	11%	14%	14%
Fujitsu	*	10%	*

*                    Less than 10% of net revenue

The Company’s accounts receivable were concentrated with two customers at January 27, 2007, representing 13% and 12% of gross accounts receivable, and were concentrated with two customers at January 28, 2006, representing 16% and 13% of gross accounts receivable.

In fiscal 2007, 2006 and 2005, one distributor accounted for less than 10%, 11% and 13% of the Company’s net revenue, respectively. This distributor also accounted for less than 10% of total accounts receivable as of January 27, 2007, January 28, 2006 and January 29, 2005, respectively. The Company continuously monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

Concentration of Other Risk

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both at home and abroad; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability and cost of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company has taken adjustments to write-down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. If actual future demand for the Company’s products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates to is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100, “Restructuring and Impairment Charges.” The Company recorded charges for inventory excess and obsolescence of $34.7 million, $14.1 million and $12.9 million, for fiscal 2007, 2006 and 2005, respectively.

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

Goodwill and Acquired Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of one to seven years for purchased technology, one to eight years for core technology and four to seven years for customer contracts.

Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process since its implementation of SFAS 142 because the fair value of the reporting unit has exceeded its net book value at every measurement date.

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

Foreign Currency Transactions

The functional currency of substantially all of the Company’s non-United States operations is the United States dollar. Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency re-measurement are reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal 2007, 2006 or 2005.

Reclassifications

Certain items have been reclassified to be consistent with current presentation.

Revenue Recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Under this provision, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

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

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company recorded charges for sales returns and allowances on product sales of $441,000, $150,000 and none in fiscal 2007, 2006 and 2005, respectively. Amounts written off against the sales return and allowance reserve aggregated none, none and $196,000 in fiscal 2007, 2006 and 2005, respectively. The sales return and allowance reserve at January 27, 2007, January 28, 2006 and January 29, 2005 was $2.0 million, $1.6 million and $1.4 million, respectively.

The Company also enters into development agreements with some of its customers. Under these development agreements product revenue is recognized under the proportionate performance method. Revenue is recognized as related costs to complete the contract are incurred. These costs are included in research and development expense.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed or determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

Research and Development and Other

Research and development and other costs consist primarily of $645.4 million, $360.0 million and $299.9 million of research and development costs for fiscal years 2007, 2006 and 2005, respectively, excluding costs related to patent investigation and filings for fiscal years 2007, 2006 and 2005 which were $12.8 million, $6.7 million, and $4.4 million, respectively. Research and development and other costs are expensed as incurred.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS 123R resulted in a cumulative benefit from change in accounting principle of $8.8 million net of tax as of the year ended January 27, 2007, as restated, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock based  compensation expense in periods prior to January 28, 2006.

As a result of the adoption of SFAS 123R, stock-based compensation increased from $101.0 million and $79.7 million as restated, in fiscal 2006 and 2005, respectively, to $192.1 million in fiscal 2007. Stock-based compensation of $0.8 million was capitalized in inventory as of January 27, 2007. There was no stock-based compensation cost included in inventory as of January 28, 2006 and January 29, 2005. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total stock compensation expense for fiscal 2007, 2006 and 2005 are represented by expense categories in the table below (in thousands):

	Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
		(Restated)	(Restated)
Cost of goods sold	$11,339	$6,612	$4,347
Research and development	121,481	52,292	39,267
Selling and marketing	30,452	14,762	13,944
General and administrative	28,849	27,346	22,103
	$192,121	$101,012	$79,661

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which is consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) prior to the adoption of SFAS 123R. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. In addition, the Black-Scholes model incorporates various highly subjective assumptions including expected term of awards and expected future stock price volatility. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of awards as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability. The following assumptions were used to calculate the Black-Scholes values for each type of stock instrument:

	Stock Option Plans			ESPP
	Year Ended			Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005	January 27, 2007	January 28, 2006	January 29, 2005
		(Restated)	(Restated)
Estimated fair value	$12.85	$12.61	$9.18	$3.56	$6.01	$6.11
Volatility, range	59%	59% - 73%	81% - 118%	41%	59% - 73%	110% - 112%
Volatility, weighted average	59%	67%	107%	41%	66%	111%
Expected term (in years), weighted average	4.7	5.2	4.7	1.3	1.3	1.3
Risk-free interest rate, range	4.7%	3.9% - 4.7%	1.4% - 4.0%	5.0%	3.9%	2.3%
Dividend yield	—	—	—	—	—	—

In refining estimates used in the adoption of SFAS 123R, the Company established the expected term for employee options and awards, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Assumptions for option exercises and pre-vesting terminations of options were stratified by employee groups with sufficiently distinct behavior patterns. Under SFAS 123, expected terms were based on similar assumptions for all employees, taken as a whole.

Expected volatility under SFAS 123R was developed based on the average of the Company’s historical daily stock price volatility, which is consistently developed in the same manner as that in prior years under SFAS 123.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123R, the Company provided disclosures required under SFAS 123. The following table illustrates the effect on loss and net loss per share, net of tax effects for fiscal 2006 and 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock based awards (in thousands, except for per share data):

	Year Ended
	January 28, 2006	January 29, 2005
	(Restated)	(Restated)
Net income (loss):
As restated	$199,490	$62,795
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effect	101,012	79,661
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect of zero	(185,391)	(200,052)
Pro forma	$115,111	$(57,596)
Basic net income (loss) per share:
As reported	$0.35	$0.12
Pro forma	$0.20	$(0.11)
Diluted net income (loss) per share:
As reported	$0.32	$0.11
Pro forma	$0.18	$(0.11)

Prior to the adoption of SFAS 123R, the Company accounted for its stock based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance, under the accelerated method of amortization. The Company estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which is consistent with that used for pro forma disclosures under SFAS 123. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Prior to the adoption of SFAS 123R, the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on January 29, 2006, unamortized deferred compensation totaling $62.0 million on that date was eliminated with a corresponding reduction in additional paid-in capital.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Comprehensive Income (Loss)

For the years ended January 27, 2007, January 28, 2006 and January 29, 2005, comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities, net of tax. For the years ended January 27, 2007, January 28, 2006 and January 29, 2005, $1.8 million, $48,000

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $(2.6) million, respectively of net unrealized gains (losses) were reclassified as realized gains (losses) and recognized in the accompanying statement of operations upon the sale of the related securities.

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

Accounting for Income Taxes

To prepare the Company’s consolidated financial statements, the Company estimates its income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred assets will be recovered from future taxable income and, to the extent that it believes that recovery is not likely, the Company must establish a valuation allowance.

The Company must also make judgments regarding the realizability of deferred tax assets.   The carrying value of the Company’s net deferred tax asset is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets.  A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria established by SFAS No. 109, “Accounting for Income Taxes”.  The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors.  If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.  The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has evaluated the impact of adopting FIN 48 and determined that there is no material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 at the end of fiscal 2007. The adoption did not have a material impact on the Company’s financial position and results of operations.

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

Note 2 — Restatement of Consolidated Financial Statements

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Special Committee reported its preliminary findings on quantitative issues to the Audit Committee and the Board on September 28, 2006. Based on the report of the Special Committee, and upon the recommendation of management and the Audit Committee, the Board concluded on October 2, 2006, that the Company would need to restate the Company’s historical financial statements to record additional non-cash charges for stock-based compensation expense related to past option grants and that the historical financial statements and all earnings press releases and similar communications issued by the Company relating to periods beginning on or after its initial public offering in June 2000 should no longer be relied upon. The Company reported these conclusions in a current report on Form 8-K filed on the same day.

On February 7, 2007, the former General Counsel of the Company’s U.S. subsidiary, Marvell Semiconductor, Inc. (“MSI”), who was a subject of the internal review, raised allegations regarding the independence of the sole member of the Special Committee. The Company’s Audit Committee thereafter formed a subcommittee consisting of the Chairman of the Audit Committee to investigate the matter. The subcommittee appointed a former federal judge to serve as independent reviewer for the subcommittee who in turn retained independent counsel. Although the independent reviewer made no findings as to the truth of the allegations themselves and expressed substantial doubt regarding the credibility, he nevertheless concluded that the independent director should step down from the Special Committee to ensure compliance with the stringent independence standards developed by courts reviewing the independence of special litigation committees formed to assess the merits of shareholder derivative litigation. The subcommittee also found that the General Counsel violated the Company’s Code of Ethics and Business Conduct for not reporting the allegations timely. The subcommittee accepted the findings of the independent reviewer. The Company has since terminated the General Counsel for the violation. On March 30, 2007, the independent director resigned from the Special Committee and the Board appointed two independent non-director members to the Special Committee to continue the review of the Company’s historical stock option practices and related accounting matters, which action is permitted under the Company’s bye-laws. As a result, the Special Committee thereafter consisted of two non-directors.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Matthew Gloss, MSI’s corporate counsel from April 2000 until February 2001 and thereafter its Vice President and subsequently, General Counsel until his termination in March 2007, failed to properly advise upper management, including Dr. Sutardja and Ms. Dai, about their responsibilities and duties regarding stock options and other financial filings.  The minutes of the Stock Option Committee, which were found to be false, were prepared by or at the direction of Matthew Gloss.  Mr. Gloss was also found to have misled the Executive Compensation Committee by creating false minutes and unanimous written consents, including in one instance adding or directing the addition of a grant date to a unanimous written consent after that unanimous written consent was executed, or by creating minutes that were incomplete, inaccurate or misleading. He also failed to establish proper controls over the stock option process despite being on notice of various control problems.

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

Weili Dai, the Company’s former Board member, who served as the Company’s Executive Vice President and General Manager of the Communications Business Group from 1999 to April 2006 and thereafter also as the Company’s Chief Operating Officer until she resigned from such positions in May 2007, played a central role in all Stock Option Committee grants.  Ms. Dai participated in the selection of grant dates with the benefit of hindsight and signed false minutes and other employee related corporate documents. The Special Committee also found that she failed to establish proper internal controls and failed to exercise proper review and inquiry as an officer.  Certain individuals involved in the stock options process said that they did not feel able to provide her with frank advice regarding controls over processing, recording and reporting of stock options transactions. She signed inaccurate external documents, including 10-K’s and proxy statements. She did not personally benefit from any of the grants she approved.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Remediation

With respect to the following employees, the Special Committee made recommendations, and the Implementation Committee has implemented or is in the process of implementing the following remedial steps:

The Company accepted the resignation of George A. Hervey on May 2, 2007. All unvested stock options previously awarded to him were canceled.

The Implementation Committee of the Board of Directors determined, contrary to the recommendation of the Special Committee that Ms. Dai have no continuing role with the Company, that retaining the services of Ms. Dai in a substantially reduced capacity as Director of Strategic Marketing and Business Development, an individual contributor in a non-managerial role, and under the auspices of the Implementation Committee better serves the interests of all shareholders. Ms. Dai will have no authority to undertake any decisions affecting internal controls or financial matters of the Company. The Implementation Committee will provide periodic compliance updates to the Board of Directors on Ms. Dai’s activities. Additionally, all of Ms. Dai’s outstanding options that were unvested as of May 6, 2007 have been cancelled and the exercisability of already vested options have been limited, notwithstanding her continued employment.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The types of grant discrepancies uncovered by the internal review (by both the Special Committee and management) and the additional pre-tax stock-compensation expense arising from these adjustments, quantified under APB 25 for periods through fiscal 2006, are summarized as follows (in thousands):

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001 and prior
Board of Director Grants(a)	$ 1	$ 1	$ —	$ —	$ —	$ —	$ —
Officer Grants(b)	19,577	6,317	12,023	836	270	127	4
Re-priced Officer Grants(c)	39,658	24,827	9,888	4,943	—	—	—
New Hire Grants — effective hire dates(d)	19,879	249	1,530	2,729	4,754	7,278	3,339
Other New Hire(e)	49,876	5,313	13,235	13,437	10,322	7,061	508
Secondary Grants(e)	18,165	2,360	3,713	3,016	4,432	3,975	669
Re-priced New Hire Grants(f)	100,575	49,798	23,727	25,254	(1,885)	3,681	—
Evergreen Grants(g)	60,838	9,870	11,082	12,634	17,911	9,312	29
Non-employee Grants*(h)	8,800	121	486	1,166	(264)	1,884	5,407
Termination related charges(i)	10,006	—	—	—	—	—	10,006
	$ 327,375	$ 98,856	$ 75,684	$ 64,015	$ 35,540	$ 33,318	$ 19,962

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

(c)              Re-priced Officer Grants:   The Special Committee found that on September 10, 2002, the exercise price of a May 22, 2002 grant to the Founder Officers totaling 1.6 million shares were modified to the lower fair market value on June 6, 2002 after the former General Counsel discussed with two of the Founder Officers who indicated that in their view the grant was inaccurate. The Special Committee found that the former General Counsel had misled the Executive Compensation Committee as to the reasons for the change. The amendment was falsely characterized as a documentation error rather than a grant modification. While the affected options were not considered to be issued at a discount on the date of the modification, these shares were subject to variable accounting until the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) at the beginning of fiscal 2007.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(h)             Non-employee Grants:   Since the inception of the Company, 3,819,000 options were granted to 13 recipients who were not employees or directors of the Company. These grants were erroneously accounted for under APB 25 as if they had been made to employees. Of these, four recipients that were granted a total of 1,483,000 options subsequently became employees or directors of the Company. As a result, the affected awards were accounted for as non-employee grants under EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which resulted in the application of variable accounting on these options until vested or cancelled. Options held by consultants who became employees or directors of the Company have been accounted for under FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, which addresses a change in grantee status.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Cumulative through January 28, 2006	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended January 27, 2001
Operating costs and expenses — Payroll tax*(a)	$ 7,628	$ 4,384	$ 2,306	$ 921	$ 17	$ —	$ —
Provision for income tax — Deferred Income Tax Benefit(b)	(4,806)	(1,822)	(1,150)	(1,170)	(405)	(259)	—
Provision for income tax — Section 162(m) and utilization of deferred tax assets**(c)	27,206	27,206	—	—	—	—	—
Tax impact of the equity award review	$ 30,028	$ 29,768	$ 1,156	$ (249)	$ (388)	$ (259)	$ —
Reduction to deferred tax asset for exemption benefit(d)	$ 5,275	$ 3,249	$ 2,026	—	—	—	—

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

(a)             Payroll Tax — The revised measurement dates for certain stock options as discussed in this filing may result in adverse federal and state tax consequences to holders of those options under IRC Section 409A which was enacted in 2004 to impose certain restrictions on deferred compensation arrangements. The adverse federal and state tax consequences are that Section 409A may subject the option holder of the re-measured retroactively priced stock options to a penalty tax and interest on the exercise of the options vesting after December 31, 2004. In addition to similar penalty taxes and interest under California and other state income tax laws will apply upon the exercise of the option grant.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Because all holders of re-measured stock options generally were not involved in or aware of the retroactive pricing, the Board of Directors approved our plan to deal with the adverse tax consequences that may be incurred by the holders of the re-measured options in the fourth quarter of fiscal 2007. Therefore, the Company recorded in the last quarter of fiscal 2007 Section 409A expenses of employees for the adverse tax consequences of the re-measured options exercised during calendar year 2006 of approximately $24.2 million, including estimated penalties and interest. The amount represents additional compensation expense and has been classified in the respective functional categories. The Company has sent timely notices to the IRS and the California Franchise Tax Board that it has elected to participate in these programs.

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

(c)              Income Tax — Section 162(m) and utilization of deferred tax assets:   The Company has accrued for the current and deferred tax impact of $104.5 million of non-deductible officer compensation related to Internal Revenue Section 162(m) (“Section 162(m)”) in fiscal 2006. Section 162(m) limits the deductibility of compensation in excess of one million dollars, but exempts stock option compensation where the option was issued at fair market value on the date of grant. The Company has determined that $104.5 million of executive compensation in fiscal 2006 does not meet the exclusion criteria under Section 162(m), under existing IRS interpretations, and have therefore accrued $21.8 million of current tax expense and $5.4 million of deferred tax expense associated with the utilization of net operating losses. The Company has accrued the penalty and interest totaling $4.9 million associated with this liability in fiscal 2007.

(d)    Other:   The Company recorded adjustments to correct an overstatement of deferred tax asset related to the Singapore entity. The original deferred tax asset had not reflected the benefit of the Pioneer Status of this entity.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Deficit Impact of Equity Award Review

The table below reflects the breakdown by year of the cumulative adjustment to retained earnings. The consolidated financial statements for periods through fiscal 2006 included in previously filed periodic reports with the SEC for such periods have not been amended. The consolidated financial statements, included in this Form 10-K, have been restated as follows (in thousands):

	Net income as reported	Stock-based compensation expense	Estimated additional payroll tax expense	Additional deferred income tax benefit	Additional deferred income tax provision	Section 162(m) and utilization of deferred tax assets	Total Adjustments, net of tax	Net income as restated
Fiscal 2000 and prior(*)		$ 1,255	$ —	$ —	$ —	$ —	$ 1,255
Fiscal 2001		18,707	—	—	—	—	18,707
Fiscal 2002		33,318	—	(259)	—	—	33,059
Fiscal 2003		35,540	17	(405)	—	—	35,152
Fiscal 2004		64,015	921	(1,170)	—	—	63,766
Cumulative effect at January 31, 2004		152,835	938	(1,834)	—	—	151,939
Fiscal 2005	$ 141,661	75,684	2,306	(1,150)	2,026	—	78,866	$ 62,795
Fiscal 2006	331,363	98,856	4,384	(1,822)	3,249	27,206	131,873	199,490
Cumulative effect at January 28, 2006		$ 327,375	$ 7,628	$ (4,806)	$ 5,275	$ 27,206	$ 362,678

(*)              Comprised $1,062,000 for fiscal 2000, $139,000 for fiscal 1999, $41,000 for fiscal 1998, $12,000 for fiscal 1997 and $1,000 for fiscal 1996.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Statement of Operations for fiscal 2006 and 2005:

	Year Ended January 28, 2006				Year Ended January 29, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Net revenue	$ 1,670,266	$ —		$ 1,670,266	$ 1,224,580	$ —		$ 1,224,580
Operating costs and expenses:
Cost of goods sold	776,633	6,611	A	783,244	581,757	4,347	A	586,104
Research and development	311,498	55,242	A	366,740	263,261	41,030	A	304,291
Selling and marketing	88,822	15,896	A	104,718	76,570	14,349	A	90,919
General and administrative	35,397	27,647	A	63,044	32,220	22,241	A	54,461
Amortization of stock-based compensation	2,156	(2,156	)A	—	3,977	(3,977	)A	—
Amortization and write-off of goodwill and acquired intangible assets and other	91,738	—		91,738	102,534	—		102,534
Acquired in-process research and development	4,300	—		4,300	—	—		—
Facilities consolidation charge	—	—		—	2,414	—		2,414
Total operating costs and expenses	1,310,544	103,240		1,413,784	1,062,733	77,990		1,140,723
Operating income (loss)	359,722	(103,240)		256,482	161,847	(77,990)		83,857
Interest and other income, net	19,369	—		19,369	7,657	—		7,657
Income (loss) before income taxes	379,091	(103,240)		275,851	169,504	(77,990)		91,514
Provision for income taxes	47,728	28,633	B	76,361	27,843	876	B	28,719
Net income (loss)	$ 331,363	$ (131,873)		$ 199,490	$ 141,661	$ (78,866)		$ 62,795
Basic net income (loss) per share	$ 0.59	$ (0.24)		$ 0.35	$ 0.26	$ (0.14)		$ 0.12
Diluted net income (loss) per share	$ 0.52	$ (0.20)		$ 0.32	$ 0.24	$ (0.13)		$ 0.11
Weighted average shares — basic	565,870			565,870	539,375			539,375
Weighted average shares — diluted	631,289			631,289	597,653			597,653

A.                Adjustments for additional stock-based compensation expense pursuant to APB 25 and other interpretations and reclassification of previously reported stock-based compensation expenses to the respective functional cost and expense line items.

B.                Adjustments to deferred tax assets and income tax provision arising from the stock-based compensation charge and other.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the impact of the financial statement adjustments on the previously reported Consolidated Balance Sheets as of January 28, 2006:

	January 28, 2006
	As Previously Reported	Adjustments		As Restated
	(In thousands except par value)
ASSETS
Current assets:
Cash and cash equivalents	$348,431	$—		$348,431
Short-term investments	572,591	—		572,591
Accounts receivable, net of allowance of $3,132	245,164	—		245,164
Inventories	211,374	—		211,374
Prepaid expenses and other current assets	104,307	—		104,307
Deferred income taxes	18,007	(14,062)	B	3,945
Total current assets	1,499,874	(14,062)		1,485,812
Property and equipment, net	260,921	—		260,921
Goodwill	1,558,209	—		1,558,209
Acquired intangible assets, net	111,973	—		111,973
Other non-current assets	82,312	5,279	B	87,591
Total assets	$3,513,289	$(8,783)		$3,504,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,606	$—		$196,606
Accrued liabilities	34,905	—		34,905
Accrued employee compensation	51,549	7,628	C	59,177
Income taxes payable	3,352	21,042	B	24,394
Deferred income	29,773	—		29,773
Current portion of capital lease obligations	16,563	—		16,563
Total current liabilities	332,748	28,670		361,418
Capital lease obligations, net of current portion	24,447	—		24,447
Non-current income taxes payable	85,126	1,419	B	86,545
Other long-term liabilities	24,871	—		24,871
Total liabilities	467,192	30,089		497,281
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—		—
Common stock, $0.002 par value; 492,000 shares authorized; 582,776 shares issued and outstanding	1,165	—		1,165
Additional paid-in capital	3,249,587	384,652	A	3,634,239
Deferred stock-based compensation	(1,141)	(60,846)	A	(61,987)
Accumulated other comprehensive loss	(1,759)	—		(1,759)
Accumulated deficit	(201,755)	(362,678)		(564,433)
Total shareholders’ equity	3,046,097	(38,872)		3,007,225
Total liabilities and shareholders’ equity	$3,513,289	$(8,783)		$3,504,506

A.                Adjustments for additional stock-based compensation expense pursuant to APB 25 and other interpretations, net of tax benefit from employee stock transactions.

B.                Adjustments to deferred tax assets arising from the stock-based compensation charge.

C.                Adjustments for additional payroll taxes.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the impact of the financial statement adjustments on the previously reported Statements of Cash Flows for fiscal 2006 and fiscal 2005:

	Year Ended January 28, 2006				Year Ended January 29, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Cash flows from operating activities:
Net income	$331,363	$(131,873)		$199,490	$141,661	$(78,866)		$62,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,760	—		56,760	44,323	—		44,323
Amortization of stock-based compensation	2,156	98,856	A	101,012	3,977	75,684	A	79,661
Amortization and write-off of acquired intangible assets and other	91,738	—		91,738	79,034	—		79,034
Acquired in-process research and development	4,300	—		4,300	—	—		—
Facilities consolidation charge	—	—		—	2,414	—		2,414
Deferred tax benefits	(996)	6,865	B	5,869	(4,422)	876	B	(3,546)
Accelerated vesting on stock options and other	290	—		290	1,014	—		1,014
Changes in assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisitions:
Accounts receivable	(44,210)	—		(44,210)	(64,441)	—		(64,441)
Inventories	(60,439)	—		(60,439)	(37,104)	—		(37,104)
Prepaid expenses and other assets	(128,883)	—		(128,883)	(3,890)	—		(3,890)
Accounts payable	66,878	—		66,878	8,538	—		8,538
Accrued liabilities and other	6,932	—		6,932	7,858	—		7,858
Accrued employee compensation	19,413	4,384	C	23,797	11,240	2,306	C	13,546
Accrued facilities consolidation charge	(1,517)	—		(1,517)	(2,312)	—		(2,312)
Income taxes payable	44,677	21,768	B	66,445	30,698	—		30,698
Deferred income	13,835	—		13,835	2,942	—		2,942
Net cash provided by operating activities	402,297	—		402,297	221,530	—		221,530
Cash flows from investing activities:
Cash received from (paid for) acquisitions	(184,032)	—		(184,032)	—	—		—
Purchases of short-term investments	(710,488)	—		(710,488)	(433,164)	—		(433,164)
Sales and maturities of short-term investments	631,264	—		631,264	149,290	—		149,290
Purchases of equity investments and loans advanced	(2,420)	—		(2,420)	(2,200)	—		(2,200)
Acquisition costs	(2,369)	—		(2,369)	(69)	—		(69)
Purchases of property and equipment	(98,500)	—		(98,500)	(45,762)	—		(45,762)
Purchases of technology licenses	(1,000)	—		(1,000)	(16,225)	—		(16,225)
Net cash used in investing activities	(367,545)	—		(367,545)	(348,130)	—		(348,130)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of repurchases	163,126	—		163,126	131,679	—		131,679
Principal payments on capital lease obligations	(15,918)	—		(15,918)	(12,577)	—		(12,577)
Net cash provided by financing activities	147,208	—		147,208	119,102	—		119,102
Net increase (decrease) in cash and cash equivalents	181,960	—		181,960	(7,498)	—		(7,498)
Cash and cash equivalents at beginning of period	166,471	—		166,471	173,969	—		173,969
Cash and cash equivalents at end of period	$348,431	$—		$348,431	$166,471	$—		$166,471

A.                  Adjustments for additional stock-based compensation expense pursuant to APB 25 and other interpretations.

B.                   Adjustments to deferred tax assets arising from the stock-based compensation charge and other.

C.                   Adjustments for additional payroll tax.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reconcile adjustments to stockholders’ equity:

	Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Net Impact on Shareholders’ equity
	(In thousands)
Fiscal 2000 and prior period adjustments:
Issuance of stock options	$1,255	$(1,255)	$—	$—
Additional stock-based compensation expense	—	1,255	(1,255)	—
Adjustments to tax benefit from employee stock transactions	—	—	—	—
				—
Fiscal 2001 adjustments:
Issuance of stock options	36,459	(36,459)	—	—
Additional stock-based compensation expense	—	18,707	(18,707)	—
Adjustments to tax benefit from employee stock transactions	93	—	—	93
				93
Fiscal 2002 adjustments:
Issuance of stock options	65,190	(65,190)	—	—
Additional stock-based compensation expense	—	33,318	(33,318)	—
Adjustments to tax benefit from employee stock transactions	1,154	—	259	1,413
				1,413
Fiscal 2003 adjustments:
Issuance of stock options	48,499	(48,499)	—	—
Additional stock-based compensation expense	—	35,540	(35,540)	—
Adjustments to tax benefit from employee stock transactions	1,113	—	405	1,518
Additional payroll tax expense	—	—	(17)	(17)
				1,501
Fiscal 2004 adjustments:
Issuance of stock options	115,648	(115,648)	—	—
Additional stock-based compensation expense	—	64,015	(64,015)	—
Adjustments to tax benefit from employee stock transactions	(660)	—	1,170	510
Additional payroll tax expense	—	—	(921)	(921)
				(411)
Cumulative effect at January 31, 2004	268,751	(114,216)	(151,939)	2,596
Fiscal 2005 adjustments:
Issuance of stock options	36,823	(36,823)	—	—
Additional stock-based compensation expense	—	75,684	(75,684)	—
Adjustments to tax benefit from employee stock and other transactions	(5,213)	—	1,150	(4,063)
Additional payroll tax expense	—	—	(2,306)	(2,306)
Adjustment to deferred tax asset for exemption benefit	—	—	(2,026)	(2,026)
				(8,395)
Fiscal 2006 adjustments:
Issuance of stock options	84,347	(84,347)	—	—
Additional stock-based compensation expense	—	98,856	(98,856)	—
Adjustments to tax benefit from employee stock and other transactions	(56)	—	1,822	1,766
Additional payroll tax expense	—	—	(4,384)	(4,384)
Adjustments for Section 162(m) and utilization of deferred tax assets	—	—	(27,206)	(27,206)
Adjustment to deferred tax asset for exemption benefit	—	—	(3,249)	(3,249)
				(33,073)
Cumulative effect at January 28, 2006	$384,652	$(60,846)	$(362,678)	$(38,872)

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Business Combinations:

Fiscal 2005

The Company did not acquire any businesses during fiscal 2005.

Fiscal 2006

The Company acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation (“QLogic Business”) during fiscal 2006.

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

Under terms of the agreement, the Company issued a combination of $184.0 million in cash and 1,960,998 shares of its common stock valued at $45.6 million for total consideration of $229.6 million. The agreement also provided for $12.0 million of the consideration to be placed in escrow for up to one year from the closing date to secure QLogic’s obligations under certain representation and warranty provisions. The escrow was released for the full amount in November 2006.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company acquired tangible assets of approximately $25.1 million consisting of inventory and fixed assets, net of assumed liabilities and was recorded at its estimated fair value. The amortizable intangible assets of $123.3 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management. The amortizable intangible assets will be amortized over useful lives ranging from one to four years. Existing technology comprised products that have reached technological feasibility and includes the fibre channel hard disk controller (“HDC”), Small Computer System Interface (“SCSI”) HDC and the tape drive products of the hard disk and tape drive controller business of QLogic. The core technology represents technology that is embedded in the existing technology that was separately valued. Customer relationships represent future projected revenues that are derived from sales of future versions of existing products that will be sold to existing customers.

Of the total purchase price, $4.3 million was allocated to in-process research and development (“IPRD”) based upon the fair values of assets acquired and was charged to expense in the fourth quarter of fiscal 2006. The QLogic Business was developing new products that had not reached technological feasibility and which had no alternative use and therefore was immediately written-off. The projects in process consisted of a product based on a combined SCSI HDC and fibre channel HDC that would help customers transition from a SCSI market. The values assigned to IPRD were determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. A discount rate of 21.0% was used for IPRD. At the time of the acquisition, the project was approximately 25.0% complete with aggregate costs to complete of $2.7 million. The Company has not provided a deferred tax liability on $73.4 million of purchased intangibles during the year as the intangibles are recorded in Bermuda at a zero tax rate.

The weighted average useful lives of acquired intangibles from the QLogic Business are 1.2 years for existing technology, 3.0 years for core technology and 4.0 years for customer relationships.

The results of operations of the QLogic Business have been included in the Company’s consolidated statements of operations since the completion of the acquisition on November 4, 2005. The following unaudited pro forma information presents a summary of the results of operations of the Company

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assuming the acquisition of the QLogic Business occurred at the beginning of the periods presented (in thousands, except for per share amounts):

	Year Ended
	January 28, 2006	January 29, 2005
	(restated)	(restated)
Net revenue	$1,751,758	$1,367,765
Net income	$236,458	$129,033
Basic net income per share	$0.42	$0.24
Diluted net income per share	$0.37	$0.22

Fiscal 2007

The Company acquired the semiconductor division of UTStarcom, Inc (“UTStarcom Business”), the printer semiconductor division of Avago Technologies Limited (“Avago Business”), Intel’s communications and applications business (“ICAP Business”) and assets of two other businesses from unrelated parties during fiscal 2007.

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

Under the terms of the agreement, the Company paid $24.0 million in cash and an additional $16.0 million based on the achievement of certain defined milestones. The purchase price of the acquisition was $40.8 million, including the contingent consideration recognized of $16.0 million, and was determined as follows (in thousands):

Cash	$40,008
Estimated transaction costs	792
Total estimated purchase price	$40,800

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the purchase method of accounting, the total purchase price (including contingent consideration recognized of $16.0 million) was allocated to net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Inventories	$2,097
Fixed assets	611
2,708
Amortizable intangible assets:
Existing technology	11,900
Core technology	4,100
Supply contract	900
Customer relationships	13,900
Goodwill	7,292
Total purchase price allocation	$40,800

The amortizable intangible assets of $30.8 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management. The amortizable intangible assets will be amortized over useful lives ranging from three to four years. The existing technology represents personal handyphone systems technology and other technology that UTStarcom has developed. Core technology represents the combination of processes, patents, and trade secrets that are the building blocks for current and planned new products. Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products that will be sold to existing customers. The value determined for the supply contract with UTStarcom represents the fair value of estimated revenues and net operating cash flows to be derived from the supply contract for the duration of the five-year contract. The Company has not provided a deferred tax liability on $30.8 million of purchased intangibles during the year as the intangibles are recorded in Bermuda at a zero tax rate.

The weighted average useful lives of acquired intangibles from the UTStarcom Business are 3.0 years for existing technology, 4.0 years for core technology, 4.0 year for the supply contract, and 4.0 years for customer relationships.

Avago Business

The Company acquired the Avago Business on May 1, 2006. The Avago Business focuses on the design and development of system-on-chip and system level solutions for both inkjet and laser jet printer systems. The primary purpose and benefits of the acquisition were to permit the Company’s entry into the printer market, leverage its portfolio of complementary technology, obtain important printer systems level knowledge and strengthen the Company’s relationship with the only customer of the products. These factors contributed to a purchase price that was in excess of the fair value of the Avago Business net tangible and intangible assets acquired. The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the agreement, the Company paid $249.6 million in cash at the acquisition date and may pay up to an additional $35.0 million in cash if certain defined milestones relating to achieving certain revenue levels are achieved subsequent to the acquisition date. The purchase price of the acquisition, including the contingent consideration recognized to date of $10.0 million, was $263.0 million and was determined as follows (in thousands):

Cash	$259,591
Estimated transaction costs	3,388
Total estimated purchase price	$262,979

In the third quarter of fiscal 2007, the Company recorded additional purchase consideration with a corresponding increase in goodwill of $10.0 million based on the achievement of certain levels of revenue of the past year. The remaining contingent consideration of up to $25.0 million is still outstanding and may result in the recognition of additional purchase consideration in the future. The remaining contingent consideration is based on the achievement of a certain level of revenue over a one year period ending October 2007. Additionally, in the third quarter of fiscal 2007, the Company recorded an adjustment of $1.9 million relating to inventory acquired at the acquisition date, resulting in a corresponding reduction in goodwill.

Under the purchase method of accounting, the total purchase price (including the contingent consideration recognized of $10.0 million) was allocated to net tangible and intangible assets based on their fair values as of the date of completion of the acquisition, as adjusted, as follows (in thousands):

Accounts receivable	$1,871
Current assets	3,704
Deferred tax asset	2,183
Inventories	23,896
Fixed assets	14,305
Other current assets	2,750
Accrued liabilities	(13,224)
Accrued employee benefits	(3,998)
31,487
Amortizable intangible assets:
Existing technology	55,800
Core technology	40,200
Customer relationships	53,400
Goodwill	82,092
Total purchase price allocation	$262,979

The amortizable intangible assets of $149.4 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management. The amortizable intangible assets will be amortized over useful lives ranging from three to six years. The existing technology represents personal laser jet, laser jet systems technology and other technology that the Avago Business has developed. Core technology represents the combination of processes, patents, and trade secrets that are the building blocks for current and planned new products. Customer relationships represent future projected revenue that will

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be derived from sales of future versions of existing products that will be sold to existing customers. The Company has not provided a deferred tax liability on $149.4 million of purchased intangibles during the year as the intangibles have been stepped up for tax purposes under Singapore tax law to $149.4 million.

The weighted average useful lives of acquired intangibles from the Avago Business are 3.2 years for existing technology, 4.9 years for core technology and 5.0 years for customer relationships.

ICAP Business

The Company acquired the ICAP Business on November 8, 2006. The ICAP Business designs, manufactures, and markets applications and communications processors for cellular phones, personal digital assistants, and other personal devices. The primary purpose and benefits of the acquisition were to permit the Company’s entry into the wireless handheld device market, leverage its portfolio of complementary technology and obtain important wireless systems level knowledge. These factors contributed to a purchase price that was in excess of the fair value of the ICAP Business net tangible and intangible assets acquired. The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

The purchase price of the acquisition was $605.9 million, determined as follows (in thousands):

Cash	$600,000
Estimated transaction costs	5,857
Total estimated purchase price	$605,857

Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of completion of the acquisition as follows (in thousands):

Prepaid expenses	$3,847
Fixed assets	45,076
Deferred tax asset	4,550
Other assets	4,864
Severance pay fund	13,301
Long-term deferred tax asset	813
Accrued liabilities	(6,577)
Accrued compensation	(12,236)
Accrued supply agreement	(219,000)
Long-term liabilities	(14,831)
(180,193)
Amortizable intangible assets:
Existing technology	190,700
Core technology	136,300
Customer relationships	59,900
In-process research and development	77,800
Goodwill	321,350
Total purchase price allocation	$605,857

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortizable intangible assets of $386.9 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management. The amortizable intangible assets will be amortized over useful lives ranging from one to seven years. The existing technology comprises of products which have reached technological feasibility and includes the chipsets which have been completed and shipping in volume to customers. Core technology represents a combination of processes, patents and trade secrets developed though years of experience in design and development of the products. Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products that will be sold to existing customers.  The Company has not provided a deferred tax liability on $386.9 million of purchased intangibles during the year as the intangibles are recorded in Bermuda at a zero tax rate.

Of the total purchase price, $77.8 million was allocated to in-process research and development (“IPRD”) based upon the fair values of assets acquired and was charged to expense in the fourth quarter of fiscal 2007. The ICAP Business was developing new products that had not reached technological feasibility and which had no alternative use and therefore were immediately written-off. The projects in process consisted of the development of new features and functionalities for sophisticated processors necessary to address customer needs, drive market acceptance and fuel the overall revenue growth profile of the acquired products. The values assigned to IPRD were determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Discount rates ranging from 24.0% to 27.0% were used for IPRD. At the time of the acquisition, there were three significant projects in progress that were approximately 56.0% complete with aggregate costs to complete of $31.0 million. The projects are expected to be completed during fiscal 2008.

The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

The weighted average useful lives of acquired intangibles from the ICAP Business are 4.2 years for existing technology, 7.0 years for core technology and 7.0 year for customer relationships.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of the UTStarcom Business, the Avago Business and the ICAP Business have been included in the Company’s consolidated statements of operations since their respective acquisition dates. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of these businesses occurred at the beginning of the periods presented (in thousands, except for per share amounts):

	Year Ended
	January 27, 2007	January 28, 2006
		(restated)
Net revenue	$2,610,079	$2,195,926
Net loss	$(475,150)	$(413,331)
Basic net loss per share	$(0.81)	$(0.73)
Diluted net loss per share	$(0.81)	$(0.73)

Other acquisitions

During fiscal 2007, the Company completed the acquisition of the assets of two other businesses from unrelated parties with purchase prices totaling $16.7 million. Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of the completion of the respective acquisitions. The Company recorded acquired net tangible assets of $0.4 million, deferred tax liability of $3.0 million, amortizable intangible assets of $10.1 million and goodwill of $9.2 million. The intangible assets are being amortized over their useful lives ranging from one to eight years.

Note 4 — Available-for-Sale Securities:

The amortized cost and fair value of available-for-sale securities at January 27, 2007 and January 28, 2006 are presented in the following tables (in thousands):

	January 27, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$3,547	$—	$(56)	$3,491
U.S. Federal, State, county and municipal debt securities	25,300	—	(419)	24,881
Short-term investments	$28,847	$—	$(475)	$28,372

	January 28, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$33,662	$—	$(551)	$33,111
Auction rate securities	438,615	—	—	438,615
U.S. Federal, State, county and municipal debt securities	107,414	—	(1,592)	105,822
	579,691	—	(2,143)	577,548
Less amounts classified as cash equivalents	(4,957)	—	—	(4,957)
Short-term investments	$574,734	$—	$(2,143)	$572,591

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at January 27, 2007 and January 28, 2006 are presented in the following table (in thousands):

	January 27, 2007		January 28, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,581	$8,499	$82,779	$81,990
Due between one and five years	20,266	19,873	58,297	56,943
Due over five years	—	—	438,615	438,615
	$28,847	$28,372	$579,691	$577,548

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

	January 27, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$3,491	$(56)	$3,491	$(56)
U.S. Federal, State, county and municipal debt securities	—	—	24,881	(419)	24,881	(419)
Total temporarily impaired securities	$—	$—	$28,372	$(475)	$28,372	$(475)

	January 28, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$28,154	$(551)	$28,154	$(551)
U.S. Federal, State, county and municipal debt securities	4,998	(24)	100,824	(1,568)	105,822	(1,592)
Total temporarily impaired securities	$4,998	$(24)	$128,978	$(2,119)	$133,976	$(2,143)

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Supplemental Financial Information (in thousands):

Inventories

	January 27, 2007	January 28, 2006
Work-in-process	$97,529	$96,110
Finished goods	149,874	115,264
	$247,403	$211,374

Prepaid expenses and other current assets

	January 27, 2007	January 28, 2006
Prepayments for foundry capacity	$40,340	$62,120
Receivable from foundry	19,336	19,512
Other	110,447	22,675
	$170,123	$104,307

Property and equipment, net

	January 27, 2007	January 28, 2006
Machinery and equipment	$269,586	$142,320
Computer software	131,869	108,032
Furniture and fixtures	20,551	10,588
Leasehold improvements	12,283	9,292
Buildings	81,274	8,729
Building improvements	36,098	24,747
Land	51,500	51,500
Construction in progress	78,579	56,309
	681,740	411,517
Less: Accumulated depreciation and amortization	(240,797)	(150,596)
	$440,943	$260,921

Property and equipment included $54.4 million and $59.0 million of assets acquired under capital lease at January 27, 2007 and January 28, 2006, respectively. Accumulated depreciation related to these assets was $25.6 million and $15.6 million at January 27, 2007 and January 28, 2006, respectively.

The Company completed the purchase of six buildings on 33.8 acres of land in Santa Clara, California for a total cost of $63.9 million in November 2003. The site, consisting of approximately 993,000 square feet, is the location of its U.S. headquarters. Since then, the Company has been undertaking substantial renovation activities at the site while accommodating occupancy requirements, including the sublet of one building to an unrelated tenant. As of January 27, 2007, the main lobby, encompassing a portion of two buildings and a third building are still under construction.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other noncurrent assets

	January 27, 2007	January 28, 2006
Long-term prepayments for foundry capacity	$46,000	$18,160
Equity investments in private companies	11,679	11,679
Other	122,680	57,752
	$180,359	$87,591

Accrued liabilities

	January 27, 2007	January 28, 2006
Supply agreement liability (see Note 12)	$174,724	$—
Term loan obligations, current portion	4,000	—
Other	81,248	34,905
	$259,972	$34,905

Other long-term liabilities

	January 27, 2007	January 28, 2006
Accrued severance	$34,326	$13,083
Long-term facilities consolidation charge	2,447	2,896
Other	23,934	8,892
	$60,707	$24,871

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net (loss) income per share

The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
		(Restated)	(Restated)
Numerator:
(Loss) income before change in accounting principle	$(20,941)	$199,490	$62,795
Net (loss) income	$(12,095)	$199,490	$62,795
Denominator:
Weighted average shares of common stock outstanding	586,152	565,870	539,443
Less: unvested common shares subject to repurchase	—	—	(68)
Weighted average shares — basic	586,152	565,870	539,375
Effect of dilutive securities —
Unvested common shares subject to repurchase	—	—	68
Warrants	—	1,677	1,378
Contingently issuable shares	—	341	1,935
Common stock options, restricted stock units and other	—	63,401	54,897
Weighted average shares — diluted	586,152	631,289	597,653
(Loss) income before change in accounting principle
Basic	$(0.04)	$0.35	$0.12
Diluted	$(0.04)	$0.32	$0.11
Net (loss) income per share
Basic	$(0.02)	$0.35	$0.12
Diluted	$(0.02)	$0.32	$0.11

The anti-dilutive effects of warrants, common stock options, restricted stock and other securities totaling 46,869,920 shares were excluded from diluted net loss per share for fiscal 2007.

Options to purchase 1,452,594 common shares at a weighted average price of $24.89 per share have been excluded from the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares for fiscal 2006. Options to purchase 1,233,290 common shares at a weighted average exercise price of $14.93 per share have been excluded from the computation of diluted net income per share because their exercise prices were greater than the average market price of the common shares for fiscal 2005.

Note 6 — Goodwill and Acquired Intangible Assets:

The Company performs an annual impairment review during the fourth quarter of each year or more frequently if indicators of impairment exist. The Company performed its annual assessment of goodwill in fiscal 2007 and 2006, and concluded that there were no impairments.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of intangible assets are as follows (in thousands):

	January 27, 2007			January 28, 2006
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$703,398	$(462,403)	$240,995	$437,415	$(400,980)	$36,435
Core technology	209,700	(23,508)	186,192	26,400	(2,031)	24,369
Trade name	100	(100)	—	100	(100)	—
Customer contracts	183,000	(30,318)	152,682	54,400	(3,231)	51,169
Supply contract	900	(211)	689	—	—	—
Total intangible assets	$1,097,098	$(516,540)	$580,558	$518,315	$(406,342)	$111,973

The increase in goodwill during fiscal 2007 of $419.6 million was due to goodwill from the acquisitions of the UTStarcom Business (of $7.3 million), the Avago Business (of $82.1 million), the ICAP Business (of $321.4 million) and other businesses (of $9.2 million), net of credit adjustments (of $0.4 million).

Purchased technology is amortized on a straight-line basis over their estimated useful lives of one to six years. Core technology is amortized on a straight-line basis over its estimated useful lives of one to eight years. Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to five years. The supply contract is amortized on a straight-line basis over its estimated useful life of four years. The aggregate amortization expense of identified intangible assets was $110.0 million, $91.7 million and $79.0 million for fiscal 2007, 2006 and 2005, respectively. The estimated total annual amortization expenses of acquired intangible assets are $148.4 million in fiscal 2008, $142.1 million in fiscal 2009, $115.0 million in fiscal 2010, $82.9 million in fiscal 2011, $40.8 million in fiscal 2012, $29.8 million in fiscal 2013, $21.4 million in fiscal 2014 and $0.2 million for fiscal 2015.

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

Note 7 — Facilities Consolidation Charge:

During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities (“2003 facilities consolidation”) of which $6.0 million related to non-cash charges. As of January 27, 2007, cash payments of $10.5 million, net of sublease income, had been made in connection with these charges. Approximately $2.9 million is accrued for the facilities consolidation charge as of January 27, 2007, of which $0.5 million represents the current portion and is included in accrued liabilities. The long-term portion totaling $2.4 million is payable through 2010, and is included in other long-term liabilities.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activities of accrued losses related to the 2003 facilities consolidation during fiscal 2007, 2006 and 2005 were as follows (in thousands):

	Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Beginning balance	$3,578	$5,053	$7,355
Net cash payments	(658)	(1,475)	(2,302)
Non-cash charges	—	—	—
Ending balance	$2,920	$3,578	$5,053

In addition to the 2003 facilities consolidation, the Company recorded a facility consolidation charge of $2.4 million of costs associated with the costs of consolidating and relocating operations in Israel during the third quarter of fiscal 2005. The charges included $2.3 million associated with the write-down of certain property and leasehold improvements related to the abandoned facilities, which reduced the carrying amount of the impaired assets, and $0.1 million of remaining lease commitments for these facilities. As of January 27, 2007, approximately $49,000 remained outstanding.

Note 8 — Term Loans:

In November 2006, the Company borrowed $400.0 million from a group of lenders in the form of term loans to partially finance the acquisition of the communications and applications processor business of Intel. Debt issuance costs of approximately $5.7 million are being amortized to interest expense over the term of the loan through November 9, 2009.

Amounts borrowed under the credit agreement bear interest at the higher of the lender’s prime rate or 0.5% per annum above the Federal Funds Effective Rate, as defined in the agreement, plus a 1% margin. In the case of Eurodollar loans, amounts borrowed bear interest at a rate equal to the Adjusted LIBOR plus a 2% margin. Such margins are subject to reductions or increases depending on the Company’s credit rating. The Company pays interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December. The interest rate as of January 27, 2007 was 7.35%.

The credit agreement contains customary covenants including financial covenants with which the Company was in compliance as of January 27, 2007. The Company may repay the term loans at any time without premium or penalty. The Company must also prepay the term loans depending on certain specified events. Certain of the Company’s subsidiaries have guaranteed the obligations under the credit agreement. In connection with the credit agreement, the Company and three of its subsidiaries entered into pledge agreements with the lender to which each such entity has granted the lender a security interest in the equity interests held by such entity in certain affiliates. In May 2007, in accordance with the credit agreement, the Company entered into additional security agreements with six subsidiaries of the Company, which included a security interest on the property on which the Company’s U.S. headquarters is located. The additional security agreements were required as the Company had not received a credit rating by an agreed upon date.

Of the contractual obligations under term-loan arrangements totaling $398.8 million as of January 27, 2007, $4.0 million is repayable in fiscal 2008, $4.0 million in fiscal 2009 and $390.8 million in fiscal 2010.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Shareholders’ Equity:

Common and Preferred Stock

As of January 27, 2007, the Company is authorized to issue 992,000,000 shares of $0.002 par value common stock and 8,000,000 shares of $0.002 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of January 27, 2007 and January 28, 2006, no shares of preferred stock were outstanding.

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 324,289,786 shares of common stock reserved for issuance thereunder as of January 27, 2007. The Option Plan allows for an annual increase in shares reserved for issuance on the first day of each fiscal year equal to the lesser of (i) 40,000,000 shares, (ii) 5.0% of the outstanding shares of capital stock on such date, or (iii) an amount of shares determined by the Board of Directors. The Option Plan allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company.

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

In addition, the Company can also grant restricted stock. Restricted stock are share awards that entitle the holder to receive tradable shares of the Company’s common stock upon vesting.

1997 Directors’ Stock Option Plan

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan has 3,600,000 shares of common stock reserved thereunder and has an option term of ten years. Under the Directors’ Plan, an outside director is granted 30,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 6,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan may be exercised prior to vesting.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Option Plan and Stock Award Activity

The following table summarizes the activity under the Option Plan, the Directors’ Plan and other stock based arrangements:

	Shares Available	Options Outstanding	Weighted Average Exercise Price of Options	Restricted Stock Outstanding
Balance at January 31, 2004	31,610	121,814	$6.09	—
Additional shares authorized	26,350	—	—	—
Granted	(8,270)	8,270	$12.13	—
Canceled/Forfeited	5,330	(5,462)	$7.18	—
Expired	—	—	—	—
Exercised or issued	—	(24,158)	$4.82	—
Balance at January 29, 2005	55,020	100,464	$6.83	—
Additional shares authorized	27,760	—	—	—
Granted	(19,832)	19,832	$21.00	—
Canceled/Forfeited	2,922	(3,008)	$9.32	—
Expired	—	—	—	—
Exercised or issued	—	(23,044)	$6.22	—
Balance at January 28, 2006	65,870	94,244	$9.88	—
Additional shares authorized	29,139	—	—	—
Granted	(32,836)	32,836	$24.13	2,580
Canceled/Forfeited	4,655	(4,706)	$15.71	(12)
Expired	29	(29)	$22.40	—
Exercised or issued	—	(3,718)	$6.03	—
Balance at January 27, 2007	66,857	118,627	$13.72	2,568
Vested and expected to vest at January 27, 2007		112,326	$13.30	2,392
Exercisable at January 27, 2007		41,346	$7.93	—

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the preceding table are 1,690,000 shares of option granted to certain officers at an exercise price of $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2010.

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

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at January 27, 2007 was $826.0 million and 6.89 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at January 27, 2007 was $474.5 million and 5.29 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of January 27, 2007.

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock vested and expected to vest as of January 27, 2007 was $45.5 million and 1.48 years, respectively.

Included in the preceding table is activity related to the nonvested portion of the stock based arrangements as follows:

	Nonvested Options Outstanding	Weighted Average Grant Date Fair Value	Nonvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 28, 2006	71,813	$6.39	—	$0.00
Granted	32,836	$12.76	2,720	$20.10
Vested	(15,205)	$6.29	—	$0.00
Canceled/Forfeited	(4,713)	$9.10	(12)	$19.79
Balance at January 27, 2007	84,731	$8.72	2,708	$20.10

As of January 27, 2007, compensation costs related to nonvested awards not yet recognized amounted to $567.4 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.3 years and 2.8 years, respectively. Historically, the Company issued new shares to satisfy option exercises.

The total intrinsic value of stock options exercised during fiscal 2007, 2006 and 2005 was $76.1 million, $432.0 million and $209.7 million, respectively. There were no releases of vested restricted stock during fiscal 2007, 2006 and 2005.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007, the Company also issued restricted stock awards of 140,000 at a weighted average grant date fair value of $32.21. These nonvested awards remained outstanding at January 27, 2007. Based on the closing price of the Company’s stock of $19.02, on January 27, 2007, the total pretax intrinsic value of all outstanding restricted stock was $2.7 million.

Under applicable securities laws, the Company suspended all stock option exercise transactions under its Stock Option Plan effective on the close of business on September 7, 2006. On September 8, 2006, management communicated the trading suspension, which was expected to last until the Company files its delinquent SEC reports, to all option holders. As a result, the exercisability of all outstanding options, including vested awards held by certain separated employees, was modified. Incremental compensation costs, representing the excess of the fair value of the modified award over the fair value of the original award immediately before the filing of the Company’s delinquent SEC reports, on affected awards will be recognized in the second half of fiscal 2008.

In December 2006, the options granted to five officers and directors of the Company were reformed to reflect higher exercise prices. There was no incremental compensation cost resulting from the modification.

As a result of the Company’s acquisitions, the Company assumed stock options previously granted by the acquired companies. As of January 27, 2007, a total of 2,785,624 shares of common stock were reserved for issuance upon exercise of outstanding options assumed from the acquisitions. The related options are included in the preceding tables. The options vest over four to five years and have eight to ten year terms.

2000 Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 33,871,612 shares of common stock reserved for issuance thereunder as of January 27, 2007. The Purchase Plan allows for an annual increase in shares reserved for issuance on January 1 of each year equal to the lesser of (i) 4,000,000 shares or (ii) 1.5% of the outstanding shares of capital stock on such date. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 1 and June 1 of each year, with the exception that the first offering period of the Purchase Plan began on June 26, 2001, the date of the Company’s initial public offering. During fiscal 2007, a total of 895,170 shares were issued under the Purchase Plan at a weighted-average price of $15.21. During fiscal 2006, a total of 1,639,694 shares were issued under the Purchase Plan at a weighted-average price of $12.14. During fiscal 2005, a total of 2,742,536 shares were issued under the Purchase Plan at a weighted-average price of $5.63 per share. At January 27, 2007, 22,597,900 shares were available for future issuance under the Purchase Plan.

Warrants

In connection with an acquisition in June 2003, the Company issued 2,172,732 warrants to purchase shares of common stock at an exercise price of $4.61 per share. The warrants have a five-year life from the date of issuance. The warrant value was included in the purchase accounting of the acquisition. As of January 27, 2007, approximately 66,144 warrants had been exercised for a net issuance of 49,998 shares of common stock. As of January 27, 2007, 2,106,588 warrants were outstanding.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes:

The provision for income taxes consists of the following (in thousands):

	Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
		(Restated)	(Restated)
Current income tax expense:
Federal	$13,858	$22,795	$4,295
State	375	1,233	7
Foreign	23,538	46,464	27,963
Total current income tax expense	37,771	70,492	32,265
Deferred income tax expense (benefit):
Federal	(6,976)	5,410	(787)
State	(1,559)	1,348	(1,270)
Foreign	6,311	(889)	(1,489)
Total deferred income tax expense (benefit)	(2,224)	5,869	(3,546)
Total provision for income taxes	$35,547	$76,361	$28,719

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 27, 2007	January 28, 2006
		(Restated)
Deferred tax assets:
Research and development credits	$51,122	$72,743
Federal and California other tax credits	48	48
Reserves and accruals	18,448	11,287
Stock compensation expense	3,483	2,523
Net operating losses	7,597	7,844
Gross deferred tax assets	80,698	94,445
Valuation allowance	(56,135)	(77,185)
Total deferred tax assets	24,563	17,260
Total deferred tax liabilities	(385)	(4,526)
Net deferred tax assets	$24,178	$12,734

The non-current portion of the Deferred Tax Assets as of January 27, 2007 and January 28, 2006 was $18.3 million and $8.8 million respectively, and are included with the Other Noncurrent Assets.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activities in valuation allowance were as follows (in thousands):

	January 27, 2007	January 28, 2006	January 29, 2005
Balance at the beginning of year	$77,185	$57,815	$24,716
Acquired deferred tax assets	563	804	4,153
Research and development credits:
Generated in current year and carried forward	40,484	38,316	29,439
Utilized in current year	(8,972)	(19,750)	(493)
Derecognized under FAS 123R	(53,125)	—	—
Balance at the end of year	$56,135	$77,185	$57,815

As of January 27, 2007, with the adoption of SFAS No. 123(R), we have derecognized deferred tax related to tax benefits obtained from stock options which are in excess of historical stock-based compensation. These benefits were previously reflected in our research tax credit carryforwards and the offsetting valuation allowance. Consistent with prior years, the excess tax benefit reflected in our research tax credit carryforwards, in the amount of $53.1 million as of January 27, 2007, will be accounted for as a credit to stockholders’ equity, when realized. In determining when excess tax benefits have been realized, we have elected to do so on a “with-and-without” approach with respect to such excess tax benefits. We have also elected to fully recognize the indirect tax effects related to research tax credit in income from continuing operations on a prospective basis.

As of January 27, 2007, the Company had net operating loss carryforwards available to offset future taxable income of approximately $11.4 million, $8.2 million and $2.5 million for foreign, U.S. Federal and State of California purposes, respectively. The Federal carryforwards will expire in various fiscal years between 2010 and 2023, and the California carryforwards will expire at various fiscal years between 2011 and 2013, if not utilized before these years. The foreign losses have an indefinite carryforward limit. The Company has for U.S. Federal income tax return purposes research tax credit carryforwards of approximately $45.1 million that expire through fiscal 2027. As of January 27, 2007, the Company had unused California research and tax credits and investment tax credit carryforwards of approximately $59.1 million which will carryforward indefinitely.

Based on the available objective positive and negative evidence, management has determined that it is more likely than not the Federal and California research credits and certain acquired net operating losses will not be realized and therefore the Company has provided a full valuation allowance against these benefits.

During fiscal 2007, deferred tax assets and corresponding valuation allowance related to research credits were reduced $21.1 million from the end of fiscal 2006 net of increases in current year unutilized Federal and California research credits. Approximately $0.4 million of valuation allowance at the end of fiscal 2007 will be allocated to reduce goodwill, other non-current intangible assets, or reserves, when realized, from companies Marvell Technology Group Ltd. and its Subsidiaries had acquired.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
		(Restated)	(Restated)
Provision at federal statutory rate	35.0%	34.0%	34.0%
Non-deductible stock-based compensation	459.9	13.8	31.4
Non-deductible officers’ compensation	33.8	12.9	—
Difference in U.S. and non-U.S. tax rates	(524.6)	(30.4)	(33.5)
State taxes, net of federal benefit	1.7	(1.0)	(1.1)
Utilization of general business credits	(37.5)	(1.7)	—
Reduction of valuation allowance for credit utilization	41.2	—	—
In-process research and development	234.2	—	—
Other	(0.3)	0.1	0.6
Effective tax rate	243.4%	27.7%	31.4%

The U.S. and non-U.S. components of income before income taxes are (in thousands):

	Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
		(Restated)	(Restated)
U.S. operations	$16,728	$753	$2,302
Non-U.S. operations	(2,122)	275,098	89,212
	$14,606	$275,851	$91,514

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

The Economic Development Board of Singapore granted Pioneer Status to the Company’s wholly-owned subsidiary in Singapore in July 1999. Initially this tax exemption was to expire after ten years, but the Economic Development Board in June 2006 agreed to extend the term to fifteen years. As a result, the Company anticipates that a significant portion of the income earned in Singapore during this period will be exempt from the Singapore income tax. The Company is required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If its Pioneer Status is terminated early, the Company’s financial results could be harmed. The fiscal year 2007 tax savings associated with this tax holiday is approximately $7.4 million which if paid would adjust the Company’s earning per share result by $0.01.

The Company acquired MSIL on January 21, 2001, RADLAN on June 27, 2003 and Marvell DSPC on November 8, 2006. MSIL, RADLAN and Marvell DSPC’s Israeli operations have been granted Approved Enterprise Status by the Israeli government under the Law for the Encouragement of Capital Investments,

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1959 (the “Investment Law”). The Approved Enterprise Status provides a tax holiday on undistributed income derived from operations within certain “development regions” in Israel. This tax holiday is conditional upon the Company continuing to meet specified conditions stipulated by the Investment Law. The primary condition is a requirement to make a minimum amount of investments in fixed assets in Israel. The Company’s Israel subsidiaries incurred net operating losses during the year and therefore the tax holiday does not result a tax savings and would not have a significant impact the Company’s earnings per share result.

During fiscal 2007, the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration each granted Marvell Switzerland Sarl a ten year tax holiday commencing with its fiscal year beginning January 29, 2006. The holiday is conditioned upon the Swiss entity meeting several requirements as to headcount, investment, activities and regular and separate status reporting. Subject to the conditions being met, the Company anticipates that all of the income earned in Switzerland during this ten year period will be exempt from both Federal and Cantonal income taxes in Switzerland. The fiscal 2007 tax savings associated with this tax holiday is approximately $1.3 million, which if paid would result in a non significant impact to the Company’s earnings per share result.

During the fourth quarter of fiscal 2007, the Internal Revenue Service notified the United States subsidiaries that the fiscal years 2004 through 2006 would be audited and include Section 409A and payroll tax issues arising out of the stock review. In fiscal 2007, the Company accrued for Section 409A liabilities and for each of the restated years, the Company has accrued payroll taxes as well as stock-based compensation expenses. Also, in fiscal 2006, the Company’s income tax provision was restated to include a provision for a Section 162(m) exposure. Additionally, in fiscal 2006, the Company’s German and Israel subsidiaries underwent and completed corporate tax audits of the fiscal years 1999 through 2002 and fiscal years 2001 through 2003, respectively. The audits closed with no material adverse impact on the Company’s consolidated financial statements.

Note 11 — Benefit Plans:

The Company sponsors a 401(k) savings and investment plan which allows all employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 20% of eligible earnings subject to a required annual limit. The Company may make discretionary contributions to the 401(k) plan upon approval by the Board of Directors. In fiscal 2005, the Board of Directors approved a resolution to allow the Company to provide an employer match to the 401(k) plan. The employer match will be made on a semi-annual basis and the maximum contribution will be $500 per eligible employee at each semi-annual period ending on July 31 and January 31. The participant must be employed by the Company on the last day of the semi-annual period to qualify for the match. Each semi-annual period will be treated separately, in which a participant must contribute at least $500 per semi-annual period to be eligible to receive a matching contribution. The Company made matching contributions to employees of $1.3 million, $0.9 million and $0.4 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. As of January 27, 2007, the 401(k) plan offers a variety of 17 investment alternatives, representing different asset classes. Employees may not invest in the Company’s common stock through the 401(k) plan.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other noncurrent assets. The severance pay expenses for fiscal 2007, 2006 and 2005 were $6.5 million, $2.7 million and $3.0 million, respectively. The severance pay detail is as follows (in thousands):

	Year Ended
	January 27, 2007	January 28, 2006	January 29, 2005
Accrued severance	$34,118	$13,083	$11,196
Less amount funded	32,092	10,299	8,480
Unfunded portion, net accrued severance pay	$2,026	$2,784	$2,716

Note 12 — Commitments and Contingencies:

Warranty Obligations

The Company’s products typically carry a standard 90-day warranty with certain exceptions in which the warranty period can range from one to five years. The following table presents changes in the warranty accrual included in accrued liabilities in the Company’s consolidated balance sheet during fiscal 2007, 2006 and 2005, respectively (in thousands):

	Years Ended January 31,
	January 27, 2007	January 28, 2006	January 29, 2005
Beginning balance	$3,914	$1,571	$812
Warranties issued	479	3,670	1,545
Settlements	(1,826)	(1,327)	(786)
Ending balance	$2,567	$3,914	$1,571

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company leases some of its facilities under noncancelable operating leases and leases certain property and equipment under capital leases. Future minimum lease payments, net of estimated sublease income under the operating and capital leases as of January 27, 2007 are presented in the following table (in thousands):

Fiscal Year:	Operating Leases	Estimated Sublease Income	Net Operating Leases	Capital Leases
2008	$15,649	$(518)	$15,131	$19,293
2009	16,848	(579)	16,269	10,026
2010	13,624	(622)	13,002	5,985
2011	10,562	(652)	9,910	2,084
2012	6,496	(624)	5,872	521
Thereafter	30,442	—	30,442	—
Total future minimum lease payments	$93,621	$(2,995)	$90,626	37,909
Less: amount representing interest				(3,405)
Present value of future minimum lease payments				34,504
Less: current portion				(17,408)
Long-term lease obligations				$17,096

Rent expense, net of sublease income on the operating leases for fiscal 2007, 2006 and 2005 was approximately $10.1 million, $9.1 million and $8.8 million, respectively.

In October 2001, the Company entered into a lease agreement for a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and was amended in the third quarter of fiscal 2006 to end December 31, 2005. During the first quarter of fiscal 2003, the Company consolidated its three existing facilities in California into this new building. The leases on two of the Company’s former facilities expired in February 2002 and June 2005, respectively, but the Company has an ongoing, non-cancelable lease for the remaining facility. As a result, the Company recorded a facilities consolidation charge and obtained a sublease for the remaining facility (see Note 7). The future minimum lease payments at January 27, 2007 for the remaining unoccupied facility net of sublease income aggregated $2.9 million and are included in the above lease commitment table.

Included in operating lease commitments are anticipated lease payments for two airplanes one of which is currently under construction. One airplane was delivered in November 2006 and delivery of the second airplane is expected in fiscal 2009. The airplane will be used for business travel purposes and will be accounted for as operating leases once the airplane is completed and delivered.

Purchase Commitments

In connection with the acquisition of the ICAP Business, the Company entered into a product supply agreement with Intel. Under the terms of the agreement the Company has committed to purchase and Intel has agreed to supply, through December 2008, a minimum number of wafers at fixed prices. If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by the Company and the quantities of supply required under the supply agreement commitment, Intel will invoice

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company for the shortfall and will deliver the corresponding quantity upon receipt of payment from the Company. The agreement requires the Company to prepay for certain wafers six months in advance of delivery and issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement. As of January 27, 2007, the Company recorded $30.0 million as a prepaid asset for advance payment for wafers and had non cancellable purchase orders outstanding of $282.3 million under this arrangement.

Under the Company’s manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of January 27, 2007, these foundries had incurred approximately $98.8 million of manufacturing expenses on the Company’s outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of January 27, 2007, payments totaling $174.2 million (included in prepaid expenses and other current assets and other noncurrent assets) have been made and approximately $87.8 million of the prepayment has been utilized as of January 27, 2007. At January 27, 2007, there are no more outstanding commitments under the agreement.

As of January 27, 2007, the Company had approximately $75.9 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 13 — Segment and Geographic Information:

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

The fact that the Company operates in only one reportable segment is based on the following factors. The Company uses a highly integrated approach in developing its products in that discrete technologies developed by the Company are frequently integrated across many of its products. Also, the Chief Operating Decision Maker, as defined by SFAS 131, makes financial decisions for the Company based on the consolidated financial performance and not necessarily based on any discrete financial information. The sale of integrated circuits represents the only material source of revenue for the Company. Finally, substantially all of the Company’s integrated circuits are manufactured under similar manufacturing processes.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Year Ended
Net Revenue:	January 27, 2007	January 28, 2006	January 29, 2005
China	$495,683	$265,621	$169,490
Japan	245,753	226,515	179,180
Korea	226,652	199,586	153,575
Malaysia	290,499	303,331	312,009
Philippines	171,692	141,214	59,650
Singapore	200,884	145,635	86,787
Taiwan	163,459	160,641	142,535
Thailand	173,744	87,911	15,231
United States	107,204	74,308	70,736
Others	161,983	65,504	35,387
	$2,237,553	$1,670,266	$1,224,580

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived Assets:	January 27, 2007	January 28, 2006
Bermuda	$2,486,710	$1,733,756
Singapore	222,786	20,351
United States	315,407	216,435
Others	136,430	39,363
	$3,161,333	$2,009,905

The following table presents net revenue for groups of similar products (in thousands):

	Year Ended
Net Revenue:	January 27, 2007	January 28, 2006	January 29, 2005
Storage products	$1,253,383	$1,058,697	$763,004
Communications products	984,170	611,569	461,576
	$2,237,553	$1,670,266	$1,224,580

Note 14 — Related Party Transactions:

During fiscal 2007, 2006 and 2005, the Company incurred approximately $1.0 million, $0.7 million and $0.6 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to its subsidiary, Marvell Semiconductor Inc (“MSI”) for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company’s President and Chief Executive Officer, Dr. Sehat Sutardja and the Company’s former Executive Vice President and Chief Operating Officer, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The $1.0 million, $0.7 million and $0.6 million of expenses were the result of the Company’s use of the aircraft for business travel purposes. The cost of such usage to the Company was determined based on market prices.

On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement is substantially similar terms as other development agreements with other third parties. The Company recognized approximately $2,000 and $0.8 million of revenue from the development agreement and product revenue during fiscal 2007 and 2006, respectively. Herbert Chang, one of the Company’s directors, is a shareholder of MagnetoX and its Chairman and Chief Executive Officer. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”). The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties. The Company recognized $0.3 million and deferred $25,000 of revenue from the License Agreement during fiscal 2007. The Company recognized $0.4 million and deferred $0.2 million of revenue from the License Agreement with C2 Microsystems during fiscal 2006. Dr. Sehat Sutardja  and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro. Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro. Dr. Pantas Sutardja, the Company’s Chief Technology Officer, is also a shareholder in C2Micro.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Data (Unaudited)

The following table presents the unaudited consolidated statements of operations data for each of the eight quarters in the period ended January 27, 2007. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments (except for the effects of restatements), have been included in the amounts below to fairly state the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any period should not be considered indicative of results to be expected in any future period. We expect the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A” “Risk Factors.”

The selected quarterly information has been restated for all quarters of fiscal 2006 and the first quarter of fiscal 2007 from previously reported information filed on Form 10-Q and Form 10-K, as a result of the restatement of the financial results discussed in this annual report on Form 10-K.

	Fiscal 2007
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(restated)(1)
	(In thousands, except per share amounts)
Net revenue	$521,196		$573,985	$520,398	$621,974
Gross profit	280,963		294,910	264,308	297,131
Income (loss) before change in accounting principle	68,717	(2)	44,881	6,046	(140,585)
Net income (loss)	77,563	(2)	44,881	6,046	(140,585)
Income (loss) per share before change in accounting principle:
Basic	$0.12		$0.08	$0.01	$(0.24)
Diluted	$0.11		$0.07	$0.01	$(0.24)
Net income (loss) per share:
Basic	$0.13		$0.08	$0.01	$(0.24)
Diluted	$0.12		$0.07	$0.01	$(0.24)

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(restated)(1)	(restated)(1)	(restated)(1)	(restated)(1)
	(In thousands, except per share amounts)
Net revenue	$364,770	$390,454	$426,026	$489,016
Gross profit	188,985	205,003	228,446	264,588
Net income	53,947 (2)	47,099 (2)	83,355 (2)	15,089 (2)
Net income per share:
Basic	$0.10	$0.08	$0.15	$0.03
Diluted	$0.09	$0.08	$0.13	$0.02

(1)          For more information regarding the investigation and findings relating to stock option practices and the restatement of stock-based compensation and other items, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)          See table and footnotes presenting the impact of adjustments for the quarters ended April 29, 2006, January 28, 2006, October 29, 2005, July 30, 2005 and April 30, 2005 included later in this section.

The following tables present the impact of the financial statement adjustments on the previously reported Condensed Consolidated Statement of Operations for the quarter ended April 29, 2006:

	Quarter Ended April 29, 2006
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amount)
Net revenue	$521,196	$—		$521,196
Operating costs and expenses:
Cost of goods sold	240,664	(431)	A	240,233
Research and development	124,831	4,397	A	129,228
Selling and marketing	38,133	729	A	38,862
General and administrative	16,858	1,700	A	18,558
Amortization and write-off of goodwill and acquired intangible assets and other	17,351	—		17,351
Total operating costs and expenses	437,837	6,395		444,232
Operating income	83,359	(6,395)		76,964
Interest and other income, net	7,616	—		7,616
Income before income taxes	90,975	(6,395)		84,580
Provision for income taxes	15,678	185	B	15,863
Income before change in accounting principle	75,297	(6,580)		68,717
Cumulative effect of change in accounting principle, net of tax effect	—	8,846	C	8,846
Net income	$75,297	$2,266		$77,563
Basic net income per share:
Income before change in accounting principle	$0.13	$(0.01)		$0.12
Cumulative effect of change in accounting principle	—	0.01		0.01
Basic net income per share	$0.13			$0.13
Shares used in basic per share computation	583,702			583,702
Diluted net income per share:
Income before change in accounting principle	$0.12	$(0.01)		$0.11
Cumulative effect of change in accounting principle	—	0.01		0.01
Diluted net income per share	$0.12			$0.12
Shares used in diluted per share computation	640,830			639,516

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

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the impact of the financial statement adjustments on the previously reported Condensed Consolidated Statement of Operations for the quarters ended January 28, 2006 and October 29, 2005:

	Quarter Ended January 28, 2006				Quarter Ended October 29, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Net revenue	$489,016	$—		$489,016	$426,026	$—		$426,026
Operating costs and expenses:
Cost of goods sold	220,666	3,762	A	224,428	197,077	503	A	197,580
Research and development	88,747	28,895	A	117,642	77,689	5,354	A	83,043
Selling and marketing	24,924	8,504	A	33,428	21,634	1,495	A	23,129
General and administrative	11,290	12,903	A	24,193	9,029	2,804	A	11,833
Amortization of stock-based compensation	303	(303)	A	—	465	(465)	A	—
Amortization and write-off of goodwill and acquired intangible assets and other	32,480	—		32,480	19,746	—		19,746
Acquired in-process research and development	4,300	—		4,300	—	—		—
Total operating costs and expenses	382,710	53,761		436,471	325,640	9,691		335,331
Operating income	106,306	(53,761)		52,545	100,386	(9,691)		90,695
Interest and other income, net	6,129	—		6,129	5,244	—		5,244
Income before income taxes	112,435	(53,761)		58,674	105,630	(9,691)		95,939
Provision for income taxes	14,952	28,633	B	43,585	12,584	—		12,584
Net income	$97,483	$(82,394)		$15,089	$93,046	$(9,691)		$83,355
Basic net income per share	$0.17	$(0.14)		$0.03	$0.16	$(0.01)		$0.15
Diluted net income per share	$0.15	$(0.13)		$0.02	$0.15	$(0.02)		$0.13
Weighted average shares — basic	576,752			576,752	567,310			567,310
Weighted average shares — diluted	645,137			645,137	632,424			632,424

A.              Adjustments for additional stock-based compensation expense pursuant to APB 25 and other interpretations, additional payroll tax expense, and reclassification of previously reported stock-based compensation expenses to the respective functional cost and expense line items.

B.               Adjustments to deferred tax assets and income tax provision arising from the stock-based compensation charge and other.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the impact of the financial statement adjustments on the previously reported Condensed Consolidated Statement of Operations for the quarters ended July 30, 2005 and April 30, 2005:

	Quarter Ended July 30, 2005				Quarter Ended April 30, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
Net revenue	$390,454	$—		$390,454	$364,770	$—		$364,770
Operating costs and expenses:
Cost of goods sold	183,646	1,805	A	185,451	175,244	541	A	175,785
Research and development	73,164	14,941	A	88,105	71,898	6,052	A	77,950
Selling and marketing	21,275	4,864	A	26,139	20,989	1,033	A	22,022
General and administrative	8,340	9,110	A	17,450	6,738	2,830	A	9,568
Amortization of stock-based compensation	517	(517	)A	—	871	(871	)A	—
Amortization and write-off of goodwill and acquired intangible assets and other	19,753	—		19,753	19,759	—		19,759
Total operating costs and expenses	306,695	30,203		336,898	295,499	9,585		305,084
Operating income	83,759	(30,203)		53,556	69,271	(9,585)		59,686
Interest and other income, net	4,384	—		4,384	3,612	—		3,612
Income before income taxes	88,143	(30,203)		57,940	72,883	(9,585)		63,298
Provision for income taxes	10,841	—		10,841	9,351	—		9,351
Net income	$77,302	(30,203)		$47,099	$63,532	(9,585)		$53,947
Basic net income per share	$0.14	$(0.06)		$0.08	$0.11	$(0.01)		$0.10
Diluted net income per share	$0.12	$(0.04)		$0.08	$0.10	$(0.01)		$0.09
Weighted average shares — basic	561,832			561,832	557,586			557,586
Weighted average shares — diluted	626,205			626,205	621,472			621,472

A.              Adjustments for additional stock-based compensation expense pursuant to APB 25 and other interpretations, additional payroll tax expense, and reclassification of previously reported stock-based compensation expenses to the respective functional cost and expense line items.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the impact of the financial statement adjustments on the previously reported Condensed Consolidated Balance Sheet for the quarters ended April 29, 2006 and October 29, 2005:

	April 29, 2006				October 29, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$529,389	$—		$529,389	$464,859	$—		$464,859
Short-term investments	392,021	—		392,021	450,007	—		450,007
Accounts receivable, net of allowance	293,536	—		293,536	253,337	—		253,337
Inventories	204,839	715	D	205,554	149,929	—		149,929
Prepaid expenses and other current assets	116,854	—		116,854	91,450	—		91,450
Deferred income taxes	18,007	(14,062	)B	3,945	12,793	(2,026	)B	10,767
Total current assets	1,554,646	(13,347)		1,541,299	1,422,375	(2,026)		1,420,349
Property and equipment, net	279,398	—		279,398	222,315	—		222,315
Goodwill	1,558,209	—		1,558,209	1,480,225	—		1,480,225
Acquired intangible assets, net	125,379	—		125,379	21,153	—		21,153
Other non-current assets	94,544	5,279	B	99,823	71,753	1,930	B	73,683
Total assets	$3,612,176	$(8,068)		$3,604,108	$3,217,821	$(96)		$3,217,725
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,738	$—		$150,738	$190,169	$—		$190,169
Accrued liabilities	44,482	—		44,482	23,822	—		23,822
Accrued employee compensation	41,158	9,798	C	50,956	34,499	5,782	C	40,281
Income taxes payable	3,296	24,551	B	27,847	3,198	(1,086	)B	2,112
Deferred income	28,640	—		28,640	25,792	—		25,792
Current portion of capital lease obligations	17,032	—		17,032	13,946	—		13,946
Total current liabilities	285,346	34,349		319,695	291,426	4,696		296,122
Capital lease obligations, net of current portion	22,561	—		22,561	18,314	—		18,314
Non-current income taxes payable	100,097	(1,906	)B	98,191	76,207	3,545	B	79,752
Other long-term liabilities	26,835	—		26,835	33,379	—		33,379
Total liabilities	434,839	32,443		467,282	419,326	8,241		427,567
Shareholders’ equity:
Preferred stock	—	—		—	—	—		—
Common stock	1,170	—		1,170	1,136	—		1,136
Additional paid-in capital	3,303,978	319,901	A	3,623,879	3,100,293	337,730	A	3,438,023
Deferred stock-based compensation	—	—		—	(1,489)	(65,783	)A	(67,272)
Accumulated other comprehensive loss	(1,353)	—		(1,353)	(2,207)	—		(2,207)
Accumulated deficit	(126,458)	(360,412	)E	(486,870)	(299,238)	(280,284	)E	(579,522)
Total shareholders’ equity	3,177,337	(40,511)		3,136,826	2,798,495	(8,337)		2,790,158
Total liabilities and shareholders’ equity	$3,612,176	$(8,068)		$3,604,108	$3,217,821	$(96)		$3,217,725

A.                Adjustments for additional stock-based compensation expense pursuant to APB 25 and other interpretations, net of tax benefit from employee stock transactions and cumulative effect of change in accounting principle related to estimating forfeitures in the adoption of SFAS 123R.

B.                Adjustments to deferred tax assets arising from the stock-based compensation charge and accrual of penalty and interest associated with Section 162(m).

C.                Adjustments for additional payroll taxes.

D.               Adjustments to inventory arising from amount of stock-based compensation capitalized in inventory.

E.                Adjustments for additional stock-based compensation expense, payroll taxes, deferred income tax benefit and cumulative effect of change in accounting principle.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the impact of the financial statement adjustments on the previously reported Condensed Consolidated Balance Sheets for the quarters ended July 30, 2005 and April 30, 2005:

	July 30, 2005				April 30, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$251,987	$—		$251,987	$182,976	$—		$182,976
Short-term investments	595,077	—		595,077	543,795	—		543,795
Accounts receivable, net of allowance	210,209	—		210,209	205,143	—		205,143
Inventories	114,187	—		114,187	113,225	—		113,225
Prepaid expenses and other current assets	72,457	—		72,457	51,706	—		51,706
Deferred income taxes	12,793	(2,026	)B	10,767	12,793	(2,026	)B	10,767
Total current assets	1,256,710	(2,026)		1,254,684	1,109,638	(2,026)		1,107,612
Property and equipment, net	210,427	—		210,427	188,548	—		188,548
Goodwill	1,480,225	—		1,480,225	1,480,225	—		1,480,225
Acquired intangible assets, net	40,899	—		40,899	60,652	—		60,652
Other non-current assets	52,700	1,930	B	54,630	53,679	1,930	B	55,609
Total assets	$3,040,961	$(96)		$3,040,865	$2,892,742	$(96)		$2,892,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,674	$—		$139,674	$122,300	$—		$122,300
Accrued liabilities	21,216	—		21,216	20,732	—		20,732
Accrued employee compensation	32,844	5,193	C	38,037	31,776	4,110	C	35,886
Income taxes payable	4,150	(1,086	)B	3,064	2,418	(1,086	)B	1,332
Deferred income	17,660	—		17,660	18,513	—		18,513
Current portion of capital lease obligations	15,840	—		15,840	16,309	—		16,309
Total current liabilities	231,384	4,107		235,491	212,048	3,024		215,072
Capital lease obligations, net of current portion	21,678	—		21,678	24,836	—		24,836
Non-current income taxes payable	63,841	3,545	B	67,386	55,511	3,545	B	59,056
Other long-term liabilities	33,675	—		33,675	19,124	—		19,124
Total liabilities	350,578	7,652		358,230	311,519	6,569		318,088
Shareholders’ equity:
Preferred stock	—	—		—	—	—		—
Common stock	1,128	—		1,128	1,118	—		1,118
Additional paid-in capital	3,086,187	334,804	A	3,420,991	3,054,756	312,212	A	3,366,968
Deferred stock-based compensation	(1,966)	(71,959	)A	(73,925)	(2,528)	(78,487	)A	(81,015)
Accumulated other comprehensive loss	(2,682)	—		(2,682)	(2,537)	—		(2,537)
Accumulated deficit	(392,284)	(270,593	)D	(662,877)	(469,586)	(240,390	)D	(709,976)
Total shareholders’ equity	2,690,383	(7,748)		2,682,635	2,581,223	(6,665)		2,574,558
Total liabilities and shareholders’ equity	$3,040,961	$(96)		$3,040,865	$2,892,742	$(96)		$2,892,646

A.                Adjustments for additional stock-based compensation expense pursuant to APB 25 and other interpretations, net of tax benefit from employee stock transactions.

B.                Adjustments to deferred tax assets arising from the stock-based compensation charge and other.

C.                Adjustments for additional payroll taxes.

D.               Adjustments for additional stock-based compensation expense, payroll taxes and deferred income tax benefit.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Stock Option Review

As discussed in Note 2 to our Consolidated Financial Statements and in our Management’s Discussion and Analysis of Financial Condition, our internal review of our stock option granting practices resulted in the restatement of certain previously filed annual and quarterly financial statements.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of January 27, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of January 27, 2007 because of the material weaknesses described below. Notwithstanding the material weaknesses described below, our current management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our evaluation of the effectiveness of our internal control over the financial reporting as of January 27, 2007 did not include the internal controls of the Intel’s communications and application processor business (“ICAP Business”). We excluded the ICAP Business from our assessment of internal control over financial reporting as of January 27, 2007 because it was acquired in a purchase business combination in November 2006 and is now wholly owned by Marvell Technology Group Ltd. as discussed in Note 3 to our Consolidated Financial Statements. The ICAP Business’ total assets and total revenues represent approximately 17% and approximately 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 27, 2007.

Management, including our Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of January 27, 2007 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has determined that we have the following material weaknesses in our internal control over financial reporting as of January 27, 2007:

Control environment.   We did not maintain an effective control environment based on criteria established in the COSO framework and commensurate with our rapid growth and increasing complexity. Our management, including those individuals responsible for our Finance and Legal Departments, did not exercise the necessary rigor and commitment to internal control over financial reporting. Specifically, (1) internal control deficiencies were not remediated in a timely manner; (2) certain individuals involved in the stock option process said that they did not feel able to provide frank advice to senior management regarding controls over processing, recording and reporting of stock options transactions; and (3) we did not maintain a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. This lack of an effective control environment contributed to the restatement of the consolidated financial statements of annual periods through fiscal 2006, each of the quarters of fiscal year 2006, as well as the first quarter of fiscal year 2007. Additionally, this lack of an effective control environment could result in misstatements of any of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected; this lack of effective control environment also contributed to the material weakness described below. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Our assessment of the effectiveness of our internal control over financial reporting as of January 27, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The following were changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of fiscal 2007, we took the necessary actions to remediate a material weakness in our stock option granting process. All of the following corrective actions were implemented, including testing, as of January 27, 2007:

•       We suspended our stock option granting activities beginning in late June 2006 through November 2006. The Executive Compensation Committee (“ECC”), comprising two independent Board members, has sole responsibility to approve equity award grants to employees and non-employees, including any modifications. In accordance with the ECC’s charter, all equity compensation awards to Section 16 officers are required to be approved by the ECC.

•       We modified the granting process to require that any proposed equity awards be reviewed in advance by the Human Resources, Legal, Finance and Internal Audit Departments, and require communication of the details of proposed equity awards to ECC members prior to each monthly meeting, as well as notification of recipients promptly after the meeting. Equity awards are priced and valued based upon the closing price of our common stock on the date of the meeting. Decisions of the ECC are documented by minutes.

•       We adopted procedures designed to ensure better coordination and communication among the finance, human resources, and legal functions to ensure that no one person or department would be responsible for executing the entire granting and approval process along with the documentation for equity awards.

•       The ECC met to approve grants in December 2006 and January 2007; the audit testing performed by our Internal Audit Department has not evidenced any deficiency in the granting process for the aforementioned grants.

•       We are planning or have initiated training for our human resource, stock administration, and legal personnel covering the equity grant process and the accounting and financial reporting requirements for equity awards and modifications of such awards.

•       Our internal audit group performed periodic audits of the grant process and reported its results prior to the approval by the ECC. Our Internal Audit Department reports directly to the Audit Committee of our Board of Directors.

The above actions have remediated the material weakness over the granting process.

During the fourth quarter of fiscal 2007 we identified two additional material weaknesses in the control environment because we did not maintain a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements and because we did not remediate internal control deficiencies in a timely manner as further described above.

Implemented or Planned Remediation of 2007 Material Weaknesses

Subsequent to January 27, 2007, we implemented or plan to implement further remedial actions, specifically:

•       Implemented or planned remediation efforts regarding the material weakness in internal control over financial reporting related to an ineffective control environment include the following:

We accepted the resignation of our former Vice President of Finance and Chief Financial Officer, George A. Hervey, on May 2, 2007. We also accepted Weili Dai’s resignation from her positions as our Executive Vice President and Chief Operating Officer. The Implementation Committee of our Board of Directors determined, contrary to the recommendation of the Special Committee that Ms. Dai have no continuing role with the Company, that retaining the services of Ms. Dai in a substantially reduced capacity as Director of Strategic Marketing and Business Development, an individual contributor in a non-managerial role, and under the auspices of the Implementation Committee better serves the interests of all shareholders. Ms. Dai will have no authority to undertake any decisions affecting internal controls or financial matters of the Company. The Implementation Committee will provide periodic compliance updates to the Board of Directors on Ms. Dai’s activities.

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

We adopted enhancements to the process undertaken by our Audit Committee of the Board of Directors in connection with the finalization of our annual Form 10-K reports for filing with the SEC.

The Executive Compensation Committee adopted a stock option grant policy. Further enhancements have been made regarding the memorialization of board actions and documentation of equity awards.

We have initiated a multi-phased automation project of the stock option granting process to reduce manual validation work over multiple employee databases, including records maintained in locations with poorer administrative resources. We have completed the first phase of this automation initiative.

We plan to provide the Audit Committee with a status report of outstanding internal control deficiencies and internal audit findings, including our progress made towards resolving outstanding items.

We are actively conducting a search for a new Chief Financial Officer. We also plan to further strengthen our controls over the monthly closing and financial reporting processes by continuing to hire additional personnel with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. The hiring of additional, qualified personnel is critical to the building of a finance organization with the depth and breadth of knowledge to support our planned operations.

•       Implemented or planned remediation efforts regarding the material weakness over accounting for and disclosure of our stock-based compensation expense under FAS 123R include the changes in internal control over financial reporting, as stated above, along with the following:

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

As a result of the material weaknesses described above, management, with the assistance of outside consultants, reviewed key areas within internal control over financial reporting and the related financial statement accounts and disclosures for fiscal 2005, 2006 and 2007. Based on the review performed, management did not identify any evidence that would prevent our Audit Committee or current management from approving our financial statements.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table shows information about our directors and executive officers:

Name	Age	Position(s)
Dr. Sehat Sutardja	45	President, Chief Executive Officer and Chairman of the Board
Michael Tate	41	Interim Chief Financial Officer(1)
Dr. Pantas Sutardja	44	Chief Technology Officer and Director
Kuo Wei (Herbert) Chang(4)	45	Director
Dr. Paul R. Gray(2)(3)	64	Director
Douglas King(2)(3)	64	Director
Arturo Krueger(2)(4)	67	Director

(1)          Michael Tate became Interim Chief Financial Officer on May 6, 2007. Our previous Vice President and Chief Financial Officer, George Hervey, resigned on May 2, 2007.

(2)          Member of Audit Committee.

(3)          Member of Executive Compensation Committee.

(4)          Member of Governance Committee.

Dr. Sehat Sutardja, one of our co-founders, has served as our President since its inception, as our Co-Chairman of the Board (until December 2003, when he became Chairman of the Board) and Chief Executive Officer since 1995. From 1989 until 1995, Dr. Sehat Sutardja served as a manager and principal project engineer at 8x8, Inc., a designer and manufacturer of digital communications products. Dr. Sehat Sutardja holds Master of Science and Ph.D. degrees in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Sehat Sutardja is the brother of Dr. Pantas Sutardja.

Michael Tate has served as Vice President and Treasurer of our U.S. operating subsidiary, Marvell Semiconductor, Inc. (“MSI”), since joining us in January 2001 upon our acquisition of Galileo Technology Ltd. and was appointed Corporate Controller of MSI in September 2006. In May 2007, Mr. Tate was appointed our Interim Chief Financial Officer. Prior to joining MSI, Mr. Tate served in various financial management positions from 1997 to 2001 at Galileo Technology Ltd., including, most recently, Vice President of Finance and Chief Financial Officer. Mr. Tate is a Certified Public Accountant and holds a Bachelor of Science degree in Business Administration from California Polytechnic State University, San Luis Obispo, where he graduated with honors.

Dr. Pantas Sutardja, one of our co-founders, has served as Vice President and a director since our inception in 1995. He was appointed Chief Technical Officer in 2000 and Chief Technology Officer in 2003. Dr. Pantas Sutardja holds Bachelor of Science, Master of Science and Ph.D. degrees in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Pantas Sutardja is the brother of Dr. Sehat Sutardja.

Kuo Wei (Herbert) Chang has served as a director since November 1996. Since April 1996, Mr. Chang has been President of InveStar Capital, Inc., a technology venture capital management firm based in Taiwan. Since January 2004, Mr. Chang has served as the Chairman and Chief Executive Officer of MagnetoX Inc., a consumer electronics company. Since February 1998, Mr. Chang has also been the managing member of Forefront Associates LLC, which is the general partner of Forefront Venture

Partners, L.P. From 1994 to 1996, Mr. Chang was Senior Vice President of WK Technology Fund, a venture capital fund. Mr. Chang serves as a director for Monolithic Power Systems, Inc. and a number of private companies. Mr. Chang holds a Bachelor of Science degree from National Taiwan University and a Master of Business Administration degree from National Chiao-Tung University in Taiwan.

Dr. Paul R. Gray has served as a director since March 2000. Dr. Gray is Professor Emeritus and Professor of the Graduate School, University of California at Berkeley. From July 2000 to June 2006, Dr. Gray served as Executive Vice Chancellor and Provost at the University of California at Berkeley. During his over 30-year tenure with the University, Dr. Gray has held numerous administrative posts, including Director of the Electronics Research Laboratory, Vice Chairman of the EECS Department for Computer Resources, Dean of the College of Engineering and Chairman of the Department of Electrical Engineering and Computer Science. Dr. Gray holds Bachelor of Science, Master of Science and Ph.D. degrees in Electrical Engineering from the University of Arizona, Tucson.

Douglas King has served as a director since April 2004. Mr. King is a retired audit partner of Ernst & Young LLP. Mr. King began his career at Ernst & Young in Tulsa, Oklahoma in 1970. Mr. King retired as an audit partner of Ernst & Young LLP in September 2002, having been an audit partner for 20 years, as well as managing Ernst & Young’s San Francisco office from March 1998 to September 2000. Mr. King is a Certified Public Accountant with a Masters Degree in Business Administration from the University of Arkansas. Mr. King serves as a director of SJW Corp. and Fuel Systems Solutions, Inc. and is the Chairman of their Audit Committees.

Arturo Krueger has served as a director since August 2005. Mr. Krueger has more than forty years experience in semiconductor business management, having served as a corporate officer for a major, multi-national semiconductor company. Since February 2001, Mr. Krueger has been a consultant to OEM automobile manufacturers and semiconductor companies that serve global automotive and telecom markets. Mr. Krueger was corporate Vice President and General Manager of Motorola’s Semiconductor Products Sector for Europe, the Middle East and Africa (EMEA) from January 1998 until February 2001. Mr. Krueger holds a Masters of Science degree in Electrical Engineering from the Institute of Technology in Switzerland, and has studied Advanced Computer Science at the University of Minnesota. Mr. Krueger serves as a director of QuickLogic Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated thereunder, officers and directors and persons who beneficially own more than 10% of our common stock are required to file with the Securities and Exchange Commission (“SEC”) and furnish us reports of ownership and change in ownership with respect to all of our equity securities.

Based solely on its review of the copies of such reports received by us during or with respect to the fiscal year ended January 27, 2007, and written representations from such reporting persons, we believe that our officers, directors and 10% shareholders complied with all Section 16(a) filing requirements applicable to such individuals with the exception of the following late filings: (a) Mr. George Hervey was late filing a Form 4 with respect to one transaction; (b) Dr. Sehat Sutardja and Ms. Weili Dai were late filing a Form 4 with respect to one transaction; and (c) Dr. Pantas Sutardja was late filing a Form 4 with respect to one transaction.

Code of Ethics

We have adopted a code of ethics and business conduct that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial and accounting officer), Corporate Controller and any person performing similar functions) and employees. The code of ethics and business conduct is available on our web site

www.marvell.com. We will disclose future amendments to or waivers from, our code of ethics and business conduct on our website.

Committees of the Board of Directors and Attendance

Our Board of Directors has a standing Audit Committee, Governance Committee and Executive Compensation Committee. In addition, the Board of Directors formed the Special Committee Regarding Derivative Litigation in July 2006 to conduct the internal review of our historical stock option practices and related accounting matters and to address matters raised by the related derivative actions. Our Board of Directors has determined that each director and non-director who serves on these committees is “independent” as that term is defined by the applicable listing standards of The NASDAQ Stock Market and the SEC rules. Our Board of Directors has adopted written charters for the Audit Committee, Governance Committee and Executive Compensation Committee. Copies of these charters are available on our Investor Relations Website at www.marvell.com/investors.

Audit Committee

Our Board of Directors has a standing Audit Committee, currently consisting of Douglas King, Dr. Paul R. Gray and Arturo Krueger. The Board of Directors has determined that each director who serves on these committees is “independent” as that term is defined by the applicable listing standards of The NASDAQ Stock Market and the SEC rules. The Board of Directors has determined that Mr. King is our audit committee financial expert as currently defined by the SEC rules.

Governance Committee

The Governance Committee of the Board is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of our Corporate Governance Guidelines. Our Governance Committee also makes recommendations to our Board of Directors regarding the size and composition of the Board of Directors and its committees and screens and recommends candidates for election to the Board of Directors. Our Corporate Governance Guidelines are available on our Investor Relations Website at www.marvell.com/investors.

Executive Compensation Committee

The Executive Compensation Committee of our Board of Directors (sometimes referred to in this discussion as the “committee”) oversees our executive compensation program. For fiscal 2007, based on the delegation of duties in its charter, our Executive Compensation Committee reviewed and approved the compensation of our Chief Executive Officer, our former Executive Vice President and Chief Operating Officer, our Chief Technology Officer and our former Vice President of Finance and Chief Financial Officer. The Executive Compensation Committee also has responsibility for administering our equity award programs for our non executive employees.

For additional information regarding executive compensation, see “Compensation Discussion and Analysis” discussion below.

Special Committee Regarding Derivative Litigation

On about May 23, 2006, our Chief Executive Officer initiated a review of our past stock option granting practices. Then on May 25, 2006, the Board appointed a committee, chaired by and consisting solely of an independent and disinterested member of the Audit Committee who had no prior involvement in the stock option process, to conduct the internal review of past stock option granting practices. This committee retained outside legal counsel at the time to assist with this internal review. In June and July 2006, this committee identified various stock option grants as having been potentially selected with the benefit of hindsight. During this time we were also named as a nominal defendant, and a number of our current and former directors and officers were named as defendants, in purported shareholder derivative actions.

During this time, we were informed that our outside legal counsel at the time could not represent both the independent committee and us, particularly if that independent committee was going to evaluate and address matters raised by the derivative actions. Our Board met on July 19, 2006 and appointed a successor special committee, titled the Special Committee Regarding Derivative Litigation, to assume responsibility for the stock option review and to evaluate and address matters raised by the derivative action (the “Special Committee”). The same independent director continued as the sole member of the Special Committee and, after consideration of a number of firms, selected new, independent counsel to represent the Special Committee. The Special Committee subsequently retained a second independent law firm (collectively “Independent Counsel”). Independent Counsel retained forensic accounting experts to assist in the internal review. On March 30, 2007, the independent director resigned from the Special Committee and the Board appointed two independent non-director members to the Special Committee to continue the review of our historical stock option practices and related accounting matters, which action is permitted under our bye-laws. As a result, the Special Committee thereafter consisted of two non-directors.

Mr. Quinn is a retired Partner at the law firm of Arnold & Porter LLP and former President of the Los Angeles County Bar Association. Mr. Quinn has received numerous awards and honors for his distinguished service in the legal community, including the Shattuck-Price Award, the Los Angeles County Bar Association’s highest honor, and the Distinguished Service Award presented by the United States Court of the Ninth Circuit. Mr. Quinn has served as the Chairperson of the Senator Barbara Boxer Federal Judicial Selection Committee, overseeing the selection of nominees for federal judicial appointment of the United States District Court. He was also Chairperson of the Disciplinary Committee of the District Court for the Central District of California from 1995 to 2001.

Dr. Howard has been an independent engineering consultant to various semiconductor and microelectronics companies since December 1990, including Xilinx, Inc., the Semiconductor Industry Association, and Dow Corning Corporation. From October 1987 to December 1990, Dr. Howard served as a senior fellow at the National Academy of Engineering conducting studies of technology management. Dr. Howard held various management positions at Motorola, Inc., a wireless and broadband communications company, between 1969 and 1987, including Senior Vice President and Director of Research and Development. Dr. Howard previously served as a director of Credence Systems Corporation, a supplier of design-to-test solutions for semiconductors, and BEI Technologies, Inc., a manufacturer of electronic sensors, motors, actuators, encoders and motion control products, until its sale in 2005. Dr. Howard is Chairman of Thunderbird Technologies, a private company developing new transistor technologies, and the Ramtron International Corporation, a manufacturer of memory products, and a director of Xilinx, Inc., a semiconductor company, and Sandia Corporation, a Lockheed Martin company that manages Sandia National Laboratories. Dr. Howard serves on the Defense Science Board and is a former chair of the Department of Defense’s Advisory Group on Electron Devices.

For additional information regarding the Special Committee, see “Item 7. Management Discussion and Analysis — Restatement Adjustments — Stock Based Compensation.”

Item 11.                 Executive Compensation

Summary Compensation Table — Fiscal 2007

Name and Principal Position	Year	Salary		Bonus		Option Awards(4)	Change in Pension Value and Non Qualified Deferred Compensation Earnings		All Other Compensation		Total
Dr. Sehat Sutardja, President and Chief Executive Officer	Fiscal 2007	$557,000	(3)	$—		$11,090,970	$—		$25,000	(5)(6)	$11,672,970
Weili Dai, Former Executive Vice President and Chief Operating Officer(1)	Fiscal 2007	481,000	(3)	—		7,403,261	—		4,000	(5)(6)	7,888,261
Dr. Pantas Sutardja, Chief Technology Officer	Fiscal 2007	400,000	(3)	—		5,190,835	—		34,000	(5)(6)	5,624,835
George Hervey, Former Vice President of Finance and Chief Financial Officer(2)	Fiscal 2007	350,000		—	(7)	738,846	113,051	(8)	1,000	(5)	1,202,897

(1)                Ms. Dai resigned as Executive Vice President and Chief Operating Officer and from the Board of Directors on May 6, 2007.

(2)                Mr. Hervey resigned as Vice President of Finance and Chief Financial Officer on May 2, 2007.

(3)                On May 25, 2006, the Executive Compensation Committee approved retroactive salary adjustments to be effective as of May 25, 2005. However, retroactive payments were made to the executives effective as of January 31, 2006. Outstanding unpaid compensation adjustments relating to services performed in fiscal 2005 amounted to $39,242 for Dr. Sehat Sutardja, $72,977 for Weili Dai and $68,846 for Dr. Pantas Sutardja.

(4)                Amounts listed in this column represent the grant-date fair value of options awarded by the Company, before forfeitures, under FAS 123R for fiscal 2007, rather than amounts paid to or realized by the named individual. Please refer to Note 9 to our consolidated financial statements included herein for the underlying assumptions for this expense. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense to be recognized by the Company over their vesting term. The Executive Compensation Committee made separate grants based on previous years’ performance. For more information, please see the Compensation Discussion and Analysis below.

(5)                These amounts for fiscal 2007 include our matching contribution of $1,000 to the executive’s 401(k) plan account.

(6)                These amounts for fiscal 2007 include amounts paid pursuant to our patent issuance bonus plan whereby employees are eligible to receive a bonus award for certain patent components including: $500 for each patent disclosure submitted by that employee; $250 for each patent disclosure in which that employee is a manager of at least one of the inventors; $1,000 for each patent application filed on behalf of that employee; $1,000 for each patent issued to that employee; and $5,000 for every five patents issued to that employee. Amounts paid to the executive officers under the plan for fiscal 2007 were approved by the Executive Compensation Committee of the Board.

(7)                Mr. Hervey was paid a bonus of $116,000 in fiscal 2007 for fiscal 2006 performance. The Executive Compensation Committee of the Board was aware of and supported the target bonus, but did not formally approve the bonus payment.

(8)                Represents the change in value of a Rabbi Trust assumed in the acquisition of Galileo Technology Ltd. from January 28, 2006 through January 27, 2007 expressed as a lump sum, adjusted for a withdrawal of $407,195 during this period.

Deferred Compensation Table — Fiscal 2007

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year(2)	Aggregate Withdrawals/ Distributions	Aggregated Balance at Last Fiscal Year-End
George Hervey(1)	—	—	$113,051	$407,195	$1,540,588

(1)          Mr. Hervey resigned as Vice President of Finance and Chief Financial Officer on May 2, 2007.

(2)          All aggregate earnings in fiscal 2007 are included in the Summary Compensation Table — Fiscal 2007 column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

Employment Contracts and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers, nor do we have any compensatory plan or arrangement that would result in any payments to any executive officers upon such officer’s resignation, retirement or other termination or from a change in control. Accordingly, any of our executive officers may resign at any time and the employment of any executive officer may be terminated at any time by the Board of Directors.

Grants of Plan-Based Awards in Fiscal 2007

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock	All Other Option	Exercise Price of	Grant Date Fair Value of
Name	Grant Date	Threshold	Target	Maximum	Threshold (shares)	Target (shares)	Maximum (shares)	Awards (shares)	Awards (shares)(3)	Option Awards	Option Awards(9)

Dr. Sehat Sutardja	3/10/2006	$—	$—	$—	—	—		—	—	292,000	(4)	$34.375	$3,903,777
Dr. Sehat Sutardja	5/25/2006	—	—	—	—	—		—	—	162,000	(5)	$24.795	2,071,753
Dr. Sehat Sutardja	5/25/2006	—	—	—	—	400,000	(6)	—	—	—		$24.795	5,115,440
Dr. Sehat Sutardja	5/25/2006	—	—	—	—	400,000	(7)	—	—	—		$24.795	0	(7)
Weili Dai(1)	3/10/2006	—	—	—	—	—		—	—	218,000	(4)	$34.375	2,914,464
Weili Dai(1)	5/25/2006	—	—	—	—	—		—	—	84,000	(5)	$24.795	1,074,242
Weili Dai(1)	5/25/2006	—	—	—	—	267,000	(6)	—	—	—		$24.795	3,414,556
Weili Dai(1)	5/25/2006	—	—	—	—	267,000	(7)	—	—	—		$24.795	0	(7)
Dr. Pantas Sutardja	3/10/2006	—	—	—	—	—		—	—	218,000	(4)	$34.375	2,914,464
Dr. Pantas Sutardja	5/25/2006	—	—	—	—	178,000	(6)	—	—	—		$24.795	2,276,371
Dr. Pantas Sutardja	5/25/2006	—	—	—	—	178,000	(7)	—	—	—		$24.795	0	(7)
George Hervey(2)	6/7/2006	—	—	—	—	—		—	—	60,000	(8)	$23.875	738,846

(1)                Ms. Dai resigned as Executive Vice President and Chief Operating Officer and from the Board of Directors on May 6, 2007.

(2)                Mr. Hervey resigned as Vice President of Finance and Chief Financial Officer on May 2, 2007.

(3)                Options granted under the 1995 Stock Option Plan and have a term of 10 years.

(4)                Vests 100% on January 31, 2009. The Executive Compensation Committee made separate grants based on the previous year’s performance. For more information, please see the Compensation Discussion and Analysis below.

(5)                Vested as to 50% on May 25, 2007 and vests as to the remaining 50% on May 25, 2008. The Executive Compensation Committee made separate grants based on the previous year’s performance. For more information, please see the Compensation Discussion and Analysis below.

(6)                This option becomes vested and fully exercisable and the shares will be fully vested on the 10-K Due Date corresponding to the first fiscal year ending on or prior to January 30, 2010 in which Pro Forma EPS for such fiscal year exceeds $1.39 (the “Target EPS”). The Target EPS will be proportionately adjusted by the Executive Compensation Committee of the Board for any stock split, reverse stock split, stock dividend, share combination, recapitalization or similar event effected subsequent to the date of grant. “10-K Due Date” means, with respect to the fiscal year in question, the prescribed date on which the Company’s Annual Report on Form 10-K is required to be filed with the SEC. “Pro Forma EPS” is calculated by adjusting diluted net income per share under generally accepted accounting principles (“GAAP EPS”) for the impact of (i) non-cash stock-based compensation charges by adding to GAAP EPS non-cash stock-based compensation expense recognized under FAS 123R, and (ii) non-cash charges associated with purchase accounting and other write-off related expenses by adding to GAAP EPS amortization and write-off of acquired intangible assets and other, and acquired in-process research and development. If this option shall not have become vested and fully exercisable as of the 10-K Due Date for the fiscal year ending January 30, 2010, this option terminates.

(7)                This option becomes vested and fully exercisable and the shares will be fully vested on the 10-K Due Date corresponding to the first fiscal year ending on or prior to January 30, 2010 in which Pro Forma EPS (as defined in note 6 above) for such fiscal year exceeds $2.085 (the “Target EPS II”). The Target EPS II will be proportionately adjusted by the Executive Compensation Committee of the Board for any stock split, reverse stock split, stock dividend, share combination, recapitalization or similar event effected subsequent to the date of grant. If this option shall not have become vested and fully exercisable as of the 10-K Due Date for the fiscal year ending January 30, 2010, this option terminates. The grant-date fair value of these awards (that is, $0) reflects the probability assessment based on historical trends that the Target EPS will not be met.

(8)                Exercisable in full on June 7, 2010.

(9)                Amounts listed in this column represent the grant-date fair value of option we awarded before forfeitures, under FAS 123R for fiscal 2007, rather than amounts paid to or realized by the named individual. Please refer to Note 9 to our consolidated financial statements included herein for the underlying assumptions for this expense. There can be no assurance that options will be exercised (in which case, no value will be realized by the individual) or that the value on exercise will approximate the compensation expense we will recognize over their vesting term.

Outstanding Equity Awards at Fiscal 2007 Year-End

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (shares) Exercisable		Number of Securities Underlying Unexercised Options (shares) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (shares)		Option Exercise Price	Option Expiration Date	Number of Shares or units of Stock that have not Vested (shares)	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (shares)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights that have not Vested
Dr. Sehat Sutardja	115,880		—		—		$6.0025	6/5/2012	—	—	—	—
Dr. Sehat Sutardja	1,625,000	(4)	1,375,000	(3)(4)	—		$10.91	12/25/2013	—	—	—	—
Dr. Sehat Sutardja	—		162,000	(5)	—		$24.7950	5/24/2016	—	—	—	—
Dr. Sehat Sutardja	—		292,000	(6)	—		$34.3750	1/30/2016	—	—	—	—
Dr. Sehat Sutardja	—		—		400,000	(7)	$24.7950	5/24/2016	—	—	—	—
Dr. Sehat Sutardja	—		—		400,000	(8)	$24.7950	5/24/2016	—	—	—	—
Weili Dai(1)	58,334		—		—		$6.0025	6/5/2012	—	—	—	—
Weili Dai(1)	1,166,667	(10)	916,667	(9)(10)	—		$10.91	12/25/2013	—	—	—	—
Weili Dai(1)	—		84,000	(11)(12)	—		$24.7950	5/24/2016	—	—	—	—
Weili Dai(1)	—		—		267,000	(7)(12)	$24.7950	5/24/2016	—	—	—	—
Weili Dai(1)	—		—		267,000	(8)(12)	$24.7950	5/24/2016	—	—	—	—
Weili Dai(1)	—		218,000	(13)(14)	—		$34.3750	1/30/2016	—	—	—	—
Dr. Pantas Sutardja	41,668		—		—		$6.0025	6/5/2012	—	—	—	—
Dr. Pantas Sutardja	1,913,332		605,000	(15)(16)	—		$10.91	12/25/2013	—	—	—	—
Dr. Pantas Sutardja	—				178,000	(7)	$24.7950	5/24/2016	—	—	—	—
Dr. Pantas Sutardja	—		—		178,000	(8)	$24.7950	5/24/2016	—	—	—	—
Dr. Pantas Sutardja	—		218,000	(13)	—		$34.3750	1/30/2016	—	—	—	—
George Hervey(2)	38,000		—		—		$2.5000	4/25/2010	—	—	—	—
George Hervey(2)	—		280,000	(17)(18)	—		$5.1275	10/15/2012	—	—	—	—
George Hervey(2)	200,000	(18)	—		—		$8.995	5/4/2013	—	—	—	—
George Hervey(2)	6,668	(18)	—		—		$10.09	2/27/2012	—	—	—	—
George Hervey(2)	—		280,000	(18)(19)	—		$9.81	1/1/2014	—	—	—	—
George Hervey(2)	35,680		—		—		$11.2375	4/15/2014	—	—	—	—
George Hervey(2)	—		140,000	(20)	—		$17.7250	4/10/2015	—	—	—	—
George Hervey(2)	24,212	(18)	—		—		$18.64	3/17/2015	—	—	—	—
George Hervey(2)	—		60,000	(21)	—		$23.8750	6/6/2016	—	—	—	—

              (1)  Ms. Dai resigned as Executive Vice President and Chief Operating Officer and from the Board of Directors on May 6, 2007.

              (2)  Mr. Hervey resigned as Vice President of Finance and Chief Financial Officer on May 2, 2007.

              (3)  Exercisable as to 25% on December 26, 2004 and 125,000 per month from January 26, 2005 to December 26, 2007.

              (4)  On December 27, 2006, Dr. Sehat Sutardja agreed to amend the option exercise price for such options to the corrected price that would have been applicable had the grants been made using the actual measurement dates for financial accounting purposes. There was no incremental fair value to any modified option awards, computed in accordance with FAS 123R. On May 6, 2007, Dr. Sehat Sutardja agreed to reduce the number of shares received in his December 26, 2003 grant by 2,000,000 post-split shares. Thus, as of May 6, 2007, Dr. Sehat Sutardja had exercisable options for 1,000,000 shares and unexercisable options for no shares.

              (5)  Exercisable as to 50% on May 25, 2007 and as to the remaining 50% on May 25, 2008.

              (6)  Exercisable in full on January 31, 2009.

              (7)  This option becomes vested and fully exercisable and the shares will be fully vested on the 10-K Due Date corresponding to the first fiscal year ending on or prior to January 30, 2010 in which Pro Forma EPS for such fiscal year exceeds $1.39 (the “Target EPS”). The Target EPS will be proportionately adjusted by the Executive Compensation Committee of the Board for any stock split, reverse stock split, stock dividend, share combination, recapitalization or similar event effected subsequent to the date of grant. “10-K Due Date” means, with respect to the fiscal year in question, the prescribed date on which our Annual Report on Form 10-K is required to be filed with the SEC. “Pro Forma EPS” is calculated by adjusting diluted net income per share under generally accepted accounting principles (“GAAP EPS”) for the impact of (i) non-cash stock-based compensation charges by adding to GAAP EPS non-cash stock-based compensation expense recognized under FAS 123R, and (ii) non-cash charges associated with purchase accounting and other write-off related expenses by adding to GAAP EPS amortization and write-off of acquired intangible assets and other, and acquired in-process research and development. If this option shall not have become vested and fully exercisable as of the 10-K Due Date for the fiscal year ending January 30, 2010, this option terminates.

              (8)  This option becomes vested and fully exercisable and the shares will be fully vested on the 10-K Due Date corresponding to the first fiscal year ending on or prior to January 30, 2010 in which Pro Forma EPS (as defined in note 7 above) for such fiscal year exceeds $2.085 (the “Target EPS II”). The Target EPS II will be proportionately adjusted by the Executive Compensation Committee of the Board for any stock split, reverse stock split, stock dividend, share combination, recapitalization or similar event effected subsequent to the date of grant. If this option shall not have become vested and fully exercisable as of the 10-K Due Date for the fiscal year ending January 30, 2010, this option terminates.

              (9)  Exercisable as to 25% on December 26, 2004 and 83,332 per month from January 26, 2005 to December 26, 2007.

          (10)  On December 27, 2006, Ms. Dai agreed to amend the option exercise price for such options to the corrected price that would have been applicable had the grants been made using the actual measurement dates for financial accounting purposes. There was no incremental fair value to any modified option awards, computed in accordance with FAS 123R. On May 6, 2007, Ms. Dai agreed to cancel the remaining number of unexercisable shares received in her December 26, 2003 grant. Thus, as of May 6, 2007, Ms. Dai had exercisable options for 1,225,001 shares and unexercisable options for no shares.

          (11)  Exercisable as to 50% on May 25, 2007 and as to the remaining 50% on May 25, 2008.

          (12)  On May 6, 2007, Ms. Dai agreed to cancel the remaining number of unexercisable shares received in her May 25, 2006 grant which is the entire grant.

          (13)  Exercisable in full on January 31, 2009.

          (14)  On May 6, 2007, Ms. Dai agreed to cancel the remaining number of unexercisable shares received in her March 10, 2006 grant which is the entire grant.

          (15)  Exercisable as to 25% on December 26, 2004 and 55,000 per month from January 26, 2005 to December 26, 2007.

          (16)  On December 27, 2006, Dr. Pantas Sutardja agreed to amend the option exercise price for such options to the corrected price that would have been applicable had the grants been made using the actual measurement dates for financial accounting purposes. There was no incremental fair value to any modified option awards, computed in accordance with FAS 123R.

          (17)  Exercisable in full on October 16, 2007.

          (18)  On December 27, 2006, Mr. Hervey agreed to amend the option exercise price for such options to the corrected price that would have been applicable had the grants been made using the actual measurement dates for financial accounting purposes. There was no incremental fair value to any modified option awards, computed in accordance with FAS 123R.

          (19)  Exercisable in full on January 2, 2008.

          (20)  Exercisable in full on April 11, 2009.

          (21)  Exercisable in full on June 7, 2010.

Option Exercises and Stock Vested in Fiscal 2007

	Option Awards				Stock Awards
Name	Shares Acquired on Exercise		Value Realized On Exercise		Shares Acquired on Vesting	Value Realized on Vesting
Dr. Sehat Sutardja	—		—		—	$—
Weili Dai(1)	—		—		—	—
Dr. Pantas Sutardja	—		—		—	—
George Hervey(2)	89,332	(3)	$2,036,405	(4)	—	—

(1)          Ms. Dai resigned as Executive Vice President and Chief Operating Officer and from our Board of Directors on May 6, 2007.

(2)          Mr. Hervey resigned as Vice President of Finance and Chief Financial Officer on May 2, 2007.

(3)          Consists of shares acquired upon the exercise of options granted on May 8, 2000 and February 28, 2002.

(4)          Equal to the selling prices of the shares exercised minus the option exercise price.

Compensation Discussion and Analysis

The Executive Compensation Committee of our board of directors (sometimes referred to in this discussion as the “committee”) oversees our executive compensation program. For fiscal 2007, based on the delegation of duties in its charter, except as otherwise noted in this discussion, our Executive Compensation Committee reviewed and approved the compensation of our Chief Executive Officer, our former Executive Vice President and Chief Operating Officer, our Chief Technology Officer and our former Vice President of Finance and Chief Financial Officer. We refer to these four persons, who are the ones named in the “Summary Compensation Table — Fiscal 2007,” as our named executive officers. The Executive Compensation Committee also has responsibility for administering our equity award programs for our non-executive employees.

Our Executive Compensation Committee is composed of non-employee directors who meet the requirements for being “independent directors” under NASDAQ listing requirements, “outside directors” under Section 162(m) of the U.S. Internal Revenue Code and “non-employee directors” under Section 16 of the Securities Exchange Act of 1934.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of our executive compensation program are to:

•       retain and motivate our executive talent;

•       ensure that a significant part of executive compensation is tied to the achievement of corporate performance objectives;

•       promote a long-term focus by our executives with compensation that provides significant long-term incentives; and

•       align long-term executive incentives with the creation of shareholder value.

For our 2007 fiscal year, the compensation for our founding executive officers (our Chief Executive Officer, our former Executive Vice President and Chief Operating Officer and our Chief Technology Officer) differed in scope and purpose from that of our former Vice President of Finance and Chief Financial Officer as further described below.

To achieve the objectives listed above for our 2007 fiscal year (which lasted from January 29, 2006 to January 27, 2007) for our founding executive officers, our Executive Compensation Committee focused on their base salaries and stock option awards. Our Executive Compensation Committee believes that the base salaries paid to our founding executive officers provide them with a competitive base rate of compensation for the performance of their duties and that the stock option awards granted to them serve as the primary component of our compensation program and are intended to achieve our compensation objectives. The primary element of our long-term executive compensation has been stock options that vest over time, which we believe helps to retain our executives and align their interests with those of our shareholders by allowing them to participate in the longer term success of our company, as reflected in share price appreciation. In addition, the stock options granted to our founding executive officers for our 2007 fiscal year vest based on our financial and operational performance, as measured by earnings per share, in order to further tie our executives’ compensation to the success of the company.

In determining each particular element of compensation, the committee reviewed the proposed compensation of our founding executive officers as a percentile of that compensation element paid to similarly situated executives of the companies in our benchmarking peer groups for their 2006 fiscal year. (Please see the discussion entitled “Procedural Aspects of our Compensation Decisions” for a more detailed discussion of our peer groups.) In general, the executive compensation program elements for our founding executive officers compared to our peer groups as follows:

•       total cash compensation was at or below the 50th percentile of our peer groups; and

•       equity compensation was targeted to reflect our performance as measured by revenue, earnings per share growth and total shareholder return in comparison to our high performing peer group for our 2006 fiscal year. This led to equity compensation above the 90th percentile of our peer groups.

Total cash compensation for our 2007 fiscal year was below the 50th percentile of our peer groups, because of the absence of any cash bonus program specifically for our founding executive officers. Total compensation awarded (cash and equity) in our 2007 fiscal year was above the competitive 90th percentile for our peer groups. The portion of total compensation that was above the 50th percentile is derived from the stock option grants made in our 2007 fiscal year. The committee believes that targeting above the 90th percentile for total compensation was appropriate because (1) the compensation to be paid above the 50th percentile is limited to gains from stock options, which will only occur if our share price increases, and (2) a majority of the stock options granted in our 2007 fiscal year vest only upon achievement of significant earnings per share performance targets (as described in further detail below in the discussion of the stock option grants and above in the footnotes to the table entitled “Grants of Plan Based Awards in Fiscal 2007”), so that any compensation earned from these option grants will occur upon achievement of the earnings per share performance targets as well as increases in our share price. If we do not achieve significant earnings per share growth, the total compensation of the founding executive officers will be closer to the 50th percentile of our primary peer group and, if the “catch-up” and “true-up” options granted in our 2007 fiscal year (that relate to our 2005 fiscal year, as described in greater detail in the section below discussing stock options) are excluded and we do not achieve significant earnings per share growth, the total compensation of the founding executive officers will fall below the 50th percentile of our primary peer group. The committee believes that this approach provides market competitive pay to our executives in the short term and above median compensation when long-term performance is superior.

With respect to our former Vice President of Finance and Chief Financial Officer, our Executive Compensation Committee evaluated compensation consistent with the framework for our other vice presidents (including those employed by our subsidiaries), and specifically, base salary, total target cash compensation and equity compensation. Based on the recommendation of our Chief Executive Officer, our Executive Compensation Committee approved adjustments to our former Chief Financial Officer’s compensation that placed him at approximately 50th percentile of our primary peer group for his position for base salary, below the 50th percentile of our primary peer group for his position for total cash compensation and approximately at the 75th percentile of our primary peer group for his position for total compensation (due to the size of his option grants). (Please see the discussion entitled “Procedural Aspects of our Compensation Decisions for a more detailed discussion of our peer groups.)

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•       base salary;

•       cash bonuses;

•       stock option awards; and

•       employee benefits.

Base Salary

Base salary is used to compensate executives for the normal performance of their duties, in light of their experience, skills, knowledge and responsibilities. In establishing base salaries for our executive officers, the Executive Compensation Committee considers data from our benchmarking peer groups, as well as the scope, complexity, and impact of each position and its comparability to similar positions in the market data.

For the past several years, base salaries for our founding executive officers (our Chief Executive Officer, our former Executive Vice President and Chief Operating Officer, and our Chief Technology Officer) were not adjusted, because the majority of the total target compensation for these executives was in the form of their significant option awards and their significant stock ownership holdings. In March 2006 (i.e., during our 2007 fiscal year), our Executive Compensation Committee increased the salaries of our founding executive officers, with such increase effective as of January 31, 2006, the start of our 2007 fiscal year. This increase was based on the committee’s evaluation of our 2005 fiscal year performance and a review of a variety of industry information compiled by Aon Consulting, Inc., the compensation consultant who assisted the committee through December 2005, which review the committee undertook near the end of our 2006 fiscal year. In May 2006, the committee made these salary adjustments retroactively effective as of the first regular pay period beginning after May 25, 2005, because the committee believed that the adjustments should have been made in our 2006 fiscal year since the adjustments were based on our 2005 fiscal year performance. The committee approved the payment of the retroactive portion of each salary adjustment in the form of a lump sum payment to each founding executive officer, however, the retroactive payment was made to the executive effective as of January 31, 2006 and there are outstanding payments related to the 2006 fiscal year performance. These adjustments raised the base salaries of our Chief Executive Officer, our former Executive Vice President and Chief Operating Officer and our Chief Technology Officer to approximately the 25th percentile, between the 75th and 90th percentile and 75th percentile, respectively, of the primary peer group. The base salaries of our former Executive Vice President and Chief Operating Officer and our Chief Technology Officer were increased above the

50th percentile for their titled positions because the committee believed that their roles in the company exceeded those of executives with similar titles in our primary peer group. The committee determined that no further increase to our founding executive officers’ base salaries was necessary for our 2006 fiscal year performance.

With respect to our former Chief Financial Officer, his base salary was increased to the 50th percentile of our primary peer group based on recommendation of our Chief Executive Officer in order to keep his base salary at a competitive level.

Going forward, the committee intends to have an annual review of our named executive officers’ base salaries. The Executive Compensation Committee has had preliminary discussions regarding executive base salaries for fiscal year 2008. However, the committee has decided to delay any decisions on changes to compensation until the resolution of the investigations regarding our option grant practices.

Cash Incentive Bonuses

We do not have a formal cash incentive bonus program for our founding executive officers. We have instead focused on rewarding long-term performance through the grant of stock options. We believe that superior near term performance will positively affect our long-term performance thereby positively influencing the compensation the executive officers may earn under their stock options. However, our founding executive officers did receive cash payments under our patent issuance bonus plan, under which all of our employees are eligible to participate. Bonuses under the patent issuance plan are given to inventors and primary managers for their involvement in the patent process. The committee does not administer the patent issuance bonus plan but approved the bonuses paid to our executive officers under this plan in fiscal 2007. For additional details of the patent issuance bonus, please see footnote 6 to the table entitled “Summary Compensation Table — Fiscal 2007.”

For our 2006 and 2007 fiscal years, our former Chief Financial Officer was eligible for an incentive bonus based on his annual review, as determined by our management under the bonus program for our vice presidents. For these two years, our former Chief Financial Officer’s target bonus was set at 40% of his base salary, within the target range set for our other vice presidents. For the 2006 fiscal year, our former Chief Financial Officer earned a bonus equal to his target of 40% of his fiscal 2006 base salary, based on senior management determination in the early part of fiscal 2007 of his performance during our 2006 fiscal year. The Executive Compensation Committee was aware of and supported the target bonus but did not formally approve the bonus payment. Our former Chief Financial Officer did not receive any cash bonus for our 2007 fiscal year, because he resigned before the conduct of our annual reviews for our vice presidents.

Stock Options

Our stock option program is the primary vehicle for offering long-term incentives to our employees, including our executive officers. We believe that option grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. In addition, the vesting feature of our option grants is intended to promote retention by providing an incentive to our executives to remain in our employ during the vesting period.

Historically, the Executive Compensation Committee granted stock option awards from time to time after considering the vested status of prior stock option awards. Starting with our 2007 fiscal year, the committee moved to a practice of granting additional equity on an annual basis to improve the overall linkage between pay and performance.

To determine the size of the stock option grants to our founding executive officers in our 2007 fiscal year, the committee reviewed our performance for the 2006 fiscal year in comparison to both the primary and the high performance peer groups and determined that our performance was at approximately the 90th percentile of the performance of the peer groups taking into account, among other factors, our earnings per share, revenue growth and total shareholder return. Based on this determination, the committee set the award level for our Chief Executive Officer at the 90th percentile after discounting the value of the compensation from the performance-vesting options due to the degree of difficulty in achieving the performance targets. The committee determined, after discussions with our Chief Executive Officer, to set stock option awards for our former chief operating officer and our Chief Technology Officer at two-thirds and four-ninths of our Chief Executive Officer’s award, respectively, to reflect the relative contribution of those positions.

For the performance-based vesting options, one-half of the options will vest only if our pro forma earnings per share for any of the four fiscal years following our 2006 fiscal year is two times the pro forma earnings per share for our 2006 fiscal year, which is a target of $1.39 per share, and the second half of the options will vest only if our pro forma earnings per share for any of the four fiscal years following our 2006 fiscal year is three times the pro forma earnings per share for our 2006 fiscal year, which is a target of $2.085 per share. (Please refer to footnotes 6 and 7 of the “Grants of Plan-Based Awards in Fiscal 2007” table for a further description of the vesting terms of these options, including a description of the calculation of pro forma earnings per share.) The committee believes that these pro forma earnings per share targets will be difficult to achieve and that they will reflect significant growth in earnings and shareholder value. There is no discretionary element associated with the vesting of these awards. To date, no shares have vested under these performance-based vesting option grants.

In addition to the performance-based vesting options granted in our 2007 fiscal year, the committee granted additional time-based vesting “catch-up” and “true-up” stock option awards in March 2006 (which is in our 2007 fiscal year). The committee granted the “catch-up” stock options to recognize our founding executive officers’ contributions to our 2005 fiscal year performance. During our 2006 fiscal year, the committee reviewed the recommendation of Aon Consulting, Inc. (the compensation consultant who assisted the committee through December 2005) to establish the size of these option grants; however, the grants were not made in our 2006 fiscal year. In May 2006 (which is in our 2007 fiscal year), the committee granted additional “true-up” option awards to our Chief Executive Officer and our former Executive Vice President and Chief Operating Officer to account for the difference in option value, based on a Black-Scholes valuation model, caused by the increase in our stock price between the date in March 2005 that the committee believed the grant for fiscal 2005 performance should have been made and the date in March 2006 when the grants actually were made.

The option awards granted in our 2007 fiscal year to our former Vice President of Finance and Chief Financial Officer are consistent with the grant practices for our other vice presidents, were based on the recommendation from Chief Executive Officer and were granted at the 75th percentile for our primary peer group.

Going forward, the Executive Compensation Committee intends annually to review whether additional grants would be appropriate for our named executive officers based on the company’s performance during the prior fiscal year. The committee has had preliminary discussions regarding executives’ option grants for fiscal year 2008. However, the committee has delayed any decisions on option grants for the 2008 fiscal year (which will be based on our 2007 fiscal year performance) until the resolution of the investigations regarding our option grant practices.

Employee Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees as part of their base compensation, including health and dental insurance, life and disability insurance, an employee stock purchase plan and a 401(k) plan. Executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Under our 401(k) plan, we match 100% of the employees’ 401(k) contributions up to $500 each semi-annual contribution period and $1,000 each year, subject to various limitations. Under our employee stock purchase plan, employees may purchase stock at a minimum of a 15% discount based on stock price for an offering period of up to 24 months in length. Purchases are made every 6 months, with purchase dates on December 7 and June 7 of each year. Employees may contribute up to 15% of their salary to this plan, and may purchase up to $25,000 of our common stock per year (measured by the fair market value of our common stock at the start of an offering period). Employees who own more than 5% of our stock may not participate in this plan, so our founding executive officers do not participate in this plan. Our executive officers do not receive any employee benefits or perquisites other than the employee benefits and perquisites provided to all employees.

Our former chief financial officer had a deferred compensation plan that we assumed in connection with our acquisition of Galileo Technology Ltd. During our 2007 fiscal year, no additional amounts were contributed to this plan after the acquisition. However, amounts previously deferred continued to be credited with earnings.

We have no retirement plans for our employees, including the named executive officers, other than those described above in this section.

Option Grant Practices and Other Policies Affecting Equity Compensation

Option grants to our named executive officers that were made in our 2007 fiscal year were approved by the Executive Compensation Committee. All of those grants have exercise prices equal to the closing price of our common stock on the date of grant, and the grants were made without regard to anticipated earnings or other major announcements by us.

In our 2008 fiscal year, our board of directors adopted policies with respect to option grants. Among the matters covered by these policies are the following:

•       All option grants will have an exercise price per share no less than the per share fair market value of our common stock as determined under the appropriate U.S. financial accounting rules and the applicable rules and regulations under U.S. securities laws.

•       Our Executive Compensation Committee has been given the authority to make option grants to all employees, including our executive officers. We previously had a stock option committee that made grants to our non-executive employees. As of June 2006, the stock option committee ceased making any option grants and in May 2007 the stock option committee was terminated. Under our new policy, all option grants will now be made by the Executive Compensation Committee.

•       Option grants to executive officers will be approved by the Executive Compensation Committee after recommendation by the non-management members of the full board of directors.

•       Option grants to newly hired employees will be made once per month by the Executive Compensation Committee at a meeting following the employees’ date of hire, in accordance with our standard option grant cycle. These grants may only be made by the Executive Compensation Committee based upon the recommendation of our Chief Executive Officer.

•       Option grants to employees (other than new hires) are made after their annual review process is completed. In the past, we did not have any policy to coordinate our stock option grants with the release of material non-public information for the purpose of affecting the value of equity compensation. In our 2008 fiscal year, our Executive Compensation Committee and Board of Directors adopted a policy to make these grants at the first regularly scheduled meeting after the completion of the reviews that occurs during an “open window” under our insider trading policy.

At this time, we do not have any share ownership guidelines for our executives, policies with respect to hedging or any policies regarding the recovery of awards or payments if we were to restate any performance measure to which such awards or payments are tied. Currently, our founding executive officers hold significant positions in our common stock, so the committee does not believe share ownership guidelines are necessary. However, our board of directors or our Executive Compensation Committee may consider these policies in the future to the extent the board or the committee deems them to be appropriate. Currently, our named executive officers do not have in place any 10b5-1 trading plans.

Agreements with the Named Executive Officers

At this time, we do not have any employment, change in control or severance agreements or arrangements for our named executive officers. Each of our executive officers serves at the discretion of our board of directors. This enables us to terminate their employment with flexibility as to the terms of any severance arrangement. For example, no severance was paid to our former Vice President of Finance and Chief Financial Officer upon his termination in our 2008 fiscal year.

Procedural Aspects of our Compensation Decisions

During our 2007 fiscal year, our Executive Compensation Committee regularly received input from Compensia, an independent compensation consulting firm engaged by the committee in January 2006. For compensation decisions associated with fiscal year 2005, the committee relied on data and advice from Aon Consulting, Inc., the compensation consultant who assisted the committee through December 2005. In addition to the data and advice provided by the compensation consultant, the committee also considered input from our Chief Executive Officer with respect to the performance and contributions of our other named executive officers. The committee also discussed with our Chief Executive Officer the size and terms of the option grants for our named executive officers, although the ultimate decision as to the size and terms of those option grants was made solely by the committee. The committee also reviewed tally sheets for a comprehensive and holistic view of executive compensation.

In making compensation decisions for our named executive officers during our 2007 fiscal year, our Executive Compensation Committee reviewed data regarding two peer groups composed of publicly-traded technology companies provided by Compensia. The first (or “primary”) peer group consisted of semiconductor companies the committee believed to be generally comparable to us in terms of size. For the decisions made in our 2007 fiscal year regarding our 2006 fiscal year performance, the primary peer group companies consisted of Agere Systems, Altera, AMS Holdings, Analog Devices, ATI Technologies, Atmel, Broadcom, Conexant Systems, Cypress Semiconductor, Fairchild Semiconductor, Intersil Corporation, LSI Logic, National Semiconductor, Nvidia, On Semiconductor and Xilinx. The second (or “high performing”) peer group consisted of technology companies with comparable revenue and strong revenue and earnings growth (that the committee believed generally to be higher than typical market levels) over the last several years. This peer group was composed of Broadcom, Juniper Networks, Network Appliance, Nvidia and Sandisk. The compensation consultant also provided the Executive Compensation Committee with information on market trends and developments in executive compensation and ideas for structuring executive compensation arrangements. The members of these two peer groups are periodically reviewed and updated by the committee with the assistance of the compensation consultant. The committee used the primary peer group to analyze companies of similar size and industry to us and the committee used the high performing peer group to analyze companies that historically had demonstrated higher than average growth rates and were expected to continue having higher than average growth rates because the committee believed that we have in the past had a higher than average growth rate and the committee expected us to continue to have a higher than average growth rate.

Impact of Regulatory Requirements

The Executive Compensation Committee considers the tax and financial accounting treatment of executive compensation and their impact on the company when making executive compensation decisions. Factors that influence the committee’s decisions include:

•       Internal Revenue Code Section 162(m) disallows a tax deduction to public companies for compensation not deemed to be performance-based over $1,000,000 paid for any fiscal year to the Chief Executive Officer and the other named executive officers (other than the chief financial officer). We periodically review the potential consequences of Section 162(m) and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. We believe the stock options grants we have made to our named executive officers will qualify as performance-based compensation under Section 162(m).

•       Internal Revenue Code Section 409A, which addresses the taxation of deferred compensation, can cause additional taxation to our employees if our compensation programs are not properly structured. Going forward, the committee intends to structure compensation to avoid any additional taxation under Section 409A.

•       We adopted FAS 123R for our 2007 fiscal year. The Executive Compensation Committee generally will consider the potential expense of our equity compensation programs under FAS 123R and the impact on earnings per share.

Executive Compensation Committee Report

This report shall not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or be deemed incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into a document filed under such Acts.

The Executive Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K with the Company’s management. Based on such review and discussions, the Executive Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Executive Compensation Committee
Dr. Paul R. Gray
Douglas King

\

Compensation of Directors

Our non-employee directors each receive $1,000 per Board meeting attended in person, $250 per meeting attended telephonically, $5,000 per committee membership for the Audit, Executive Compensation and Governance Committees and $1,000 per committee membership on any special committees, except that members of the stock option internal review Special Committee and its successor, the Special Committee Regarding Derivative Litigation, received $2,500 per diem plus reimbursement of expenses. The Chair of the Audit Committee receives an additional cash retainer of $7,500 per year and the Chairs of the other Committees of the Board of Directors receive an additional cash retainer of $2,500 per year. Directors who are also employees do not receive any cash compensation for their services as directors.

In addition, under our 1997 Directors’ Stock Option Plan, each new non-employee director receives an option to purchase 30,000 shares of common stock upon joining the Board of Directors. The options vest over a period of five years, with 20% vesting on the first anniversary of the grant date, and 1.67% vesting each month thereafter provided that the non-employee director remains a director through such period. In addition, under the plan, each incumbent non-employee director is granted an option to purchase an additional 6,000 shares of common stock on the date of our annual general meeting, provided that on such date the director has served on the board for at least six months prior to the date of such annual general meeting. This option vests 20% on the day that is one month after the fourth anniversary of the grant date, and 8.3% vesting each month thereafter provided that the non-employee director remains a director through such period. All options will vest in full upon a change of control. The exercise price per share for each option is equal to the fair market value on the date of grant.

Director Compensation Table — Fiscal 2007

Director	Fees Earned or Paid in Cash		Option Awards(1)(2)	Total
Herbert Chang	$26,750		$146,995	$173,745
Dr. Paul R. Gray	$66,000		$146,995	$212,995
Douglas King	$78,000		$146,995	$224,995
Arturo Krueger	$139,750	(3)	$146,995	$286,745

(1)          Amounts listed in this column represent the compensation expense of option awards we recognized, before forfeitures, under FAS 123R for the 2007 fiscal year, rather than amounts paid to or realized by the named individual, and includes expense recognized for awards granted prior to 2007. Please refer to Note 9 to our consolidated financial statements for the underlying assumptions for this expense. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense we recognized.

(2)          The following table provides the number of shares of common stock subject to outstanding options held at January 27, 2007 for each director, as applicable:

Name	Number of Shares Underlying Unexercised Options
Herbert Chang	240,000
Dr. Paul R. Gray	148,000
Douglas King	184,000
Arturo Krueger	100,000

(3)          Amounts include Special Committee fees earned during fiscal 2007 of $78,750.

Executive Compensation Committee Interlocks and Insider Participation

Our Executive Compensation Committee for fiscal 2007 consisted of the following members: Dr. Paul R. Gray and Douglas King. No member of our Executive Compensation Committee is a current or former officer or employee or our subsidiaries or had any relationship to us not otherwise disclosed herein under the applicable rules of the Securities and Exchange Commission. In addition, to our knowledge, there are no Executive Compensation Committee interlocks between us and other entities, involving our executive officers or Board members who serve as executive officers or board members of such other entities.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth information regarding the beneficial ownership of the common stock as of May 31, 2007 except as noted otherwise, for:

•       each person we know to own beneficially more than 5% of any class of our outstanding shares;

•       each director and the executive officers named in the Summary Compensation Table in Item 11. Executive Compensation; and

•       all directors and executive officers as a group.

Unless otherwise indicated, the address of each person owning more than 5% of any class of our outstanding shares is c/o Marvell Semiconductor, Inc., 5488 Marvell Lane, Santa Clara, CA 95054, Attention: Corporate Treasurer.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner	Number	Percent**
5% Shareholders
FMR Corp.(2)	88,610,928	15.1%
82 Devonshire Street Boston, MA 02109
T. Rowe Price Associates, Inc.(3)	63,086,655	10.7%
100 E. Pratt Street Baltimore, MD 21202
Prudential Financial, Inc.(4)	35,906,062	6.1%
751 Broad Street Newark, NJ 07102
Weili Dai(5)	73,294,531	12.5%
Directors and Executive Officers
Sehat Sutardja, Ph.D.(6)	73,294,531	12.5%
Pantas Sutardja, Ph.D.(7)	41,069,300	7.0%
George Hervey(8)	494,842	*
Kuo Wei (Herbert) Chang(9)	820,548	*
3600 Pruneridge Avenue, Suite 300 Santa Clara, CA 95051
Paul R. Gray, Ph.D.(10)	160,500	*
Douglas King(11)	140,400	*
Arturo Krueger(12)	82,733	*
Executive officers and directors as a group (8 persons)(13)	116,127,522	19.8%

                 * Less than one percent.

          ** The percentage of beneficial ownership for the following table is based on 587,591,437 shares of common stock outstanding on May 31, 2007.

       (1) Unless otherwise indicated, to our knowledge, all persons listed have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The number of shares beneficially owned by each shareholder is determined in accordance with the rules of the Securities and Exchange Commission and are not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the shareholder has sole or shared voting of investment power and any shares of common stock that the shareholder has a right to acquire within 60 days after May 31, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of common stock. The amounts shown are based on information furnished by the people named.

       (2) Based solely on information reported on a Schedule 13G/Amendment No. 5 filed with the Securities and Exchange Commission on February 14, 2007, by FMR Corp. Includes 88,610,928 shares beneficially held by FMR Corp., 6,634,480 shares for which it possesses sole voting power and 88,610,928 shares for which it possesses sole dispositive power.

       (3) Based solely on information reported on a Schedule 13G/Amendment No. 1 filed with the Securities and Exchange Commission on February 14, 2007, by T. Rowe Price Associates, Inc. Includes 63,086,655 shares beneficially held by T. Rowe Price Associates, Inc., 18,846,241 shares for which it possesses sold voting power and 62,765,355 shares for which is possesses sole dispositive power.

       (4) Based solely on information reported on a Schedule 13G/Amendment No. 2 filed with the Securities and Exchange Commission on February 9, 2007, by Prudential Financial, Inc. Includes 35,906,062 shares beneficially held by Prudential Financial, Inc., 2,712,400 shares for which it possesses sole voting and dispositive power, 24,131,207 shares for which it possesses shared voting power and 33,192,662 shares for which it possesses shared dispositive power. Also includes 35,881,652 shares beneficially held by Jennison Associates LLC based solely on information reported on a Schedule 13G/Amendment No. 2 filed with the Securities and Exchange Commission on February 14, 2007, by Jennison Associates LLC. Includes 35,881,652 shares beneficially held by Jennison Associates LLC, 26,820,197 shares for which it possesses sole voting power and 35,881,652 shares for which it possesses shared dispositive power. Prudential Financial, Inc. is a parent holding company and direct or indirect parent of Jennison Associates LLC.

       (5) Consists of 267,001 shares subject to stock options held by Ms. Dai that are currently exercisable or will become exercisable within 60 days after May 31, 2007; 321,880 shares subject to stock options held by Dr. Sehat Sutardja, Ms. Dai’s husband, that are currently exercisable or will become exercisable within 60 days after May 31, 2007; 52,252,316 shares, of which Dr. Sutardja and Ms. Dai share voting and dispositive power; and 20,453,334 shares held by the Sutardja Family Partners, of which Dr. Sutardja and Ms. Dai are the general partners and share voting and disposition power. Ms. Dai resigned as Executive Vice President and Chief Operating Officer and as a member of the Board of Directors on May 6, 2007. Ms. Dai is Director of Strategic Marketing and Business Development of MSI.

       (6) Consists of 321,880 shares subject to stock options held by Dr. Sutardja that are currently exercisable or will become exercisable within 60 days after May 31, 2007; 267,001 shares subject to stock options held by Weili Dai, Dr. Sutardja’s wife, that are currently exercisable or will become exercisable within 60 days after May 31, 2007; 52,252,316 shares, of which Dr. Sutardja and Ms. Dai share voting and dispositive power; and 20,453,334 shares held by the Sutardja Family Partners, of which Dr. Sehat Sutardja and Ms. Dai are the general partners.

       (7) Includes 2,285,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2007, as well as 38,784,300 shares held by the Sutardja Chuk Revocable Family Trust, of which Dr. Pantas Sutardja has shared voting and disposition power.

       (8) Includes 304,560 shares subject to stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2007. Mr. Hervey resigned as Vice President of Finance and Chief Financial Officer on May 2, 2007.

       (9) Includes 240,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2007. Includes 101,592 shares held by InveStar Capital, Inc. Mr. Chang is the President of InveStar Capital, Inc. and has shared voting and dispositive power with respect to these shares. Mr. Chang disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest, if any.

(10) Includes 148,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2007, as well as 12,500 shares held by the Gray Family Trust, of which Dr. Gray has shared voting and dispositive power.

(11) Includes 140,400 shares subject to stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2007.

(12) Includes 82,733 shares subject to stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2007.

(13) Includes 3,852,732 shares subject to stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of January 27, 2007:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights(b)	Number of Securities Remaining Available for Future Issuance under equity compensation plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by security holders(1)(2)	120,770,671	$13.48	100,728,463
Equity compensation plans not approved by security holders(3)	482,156	$0.13	—
Total	121,252,827	$13.43	100,728,463

(1)          Includes the 1995 Stock Option Plan, the 1997 Directors’ Stock Option Plan, the 2000 Employee Stock Purchase Plan and shares of common stock reserved for issuance under option plans we assumed in connection with our acquisition of Galileo Technology Ltd. No further options will be awarded under the Galileo option plans.

(2)          The number of shares reserved for grant under the 1995 Stock Option Plan (the “1995 Plan”) is subject to an annual increase in shares reserved for issuance equal to the lesser of (a) 40,000,000 shares, (b) 5.0% of the outstanding shares of capital stock on such date, or (c) an amount of shares determined by our Board of Directors. The number of shares reserved for issuance under the 2000 Employee Stock Purchase Plan includes an annual increase in shares reserved for issuance equal to the lesser of (a) 8,000,000 shares or (b) 1.5% of the outstanding shares of our capital stock. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 1995 Plan.

(3)          Consists of 175,730 shares of common stock reserved for issuance under options we granted to former option holders of SysKonnect GmbH in connection with our acquisition of SysKonnect GmbH, 270,147 shares of common stock reserved for issuance under options granted by the Company to former option holders of RADLAN Computer Communications Ltd. in connection with our acquisition of RADLAN Computer Communications Ltd. and 36,279 shares of common stock reserved for issuance under options we granted to former option holders of Asica, Inc. in connection with our acquisition of Asica, Inc.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

Our Governance Committee is responsible for review, approval or ratification of “related-person transactions” between us or our subsidiaries and related persons. Under Securities and Exchange Commission (“SEC”) rules, a related person is a director, officer, nominee for director, or 5% shareholder of Marvell since the beginning of the last fiscal year and their immediate family members. We have adopted written policies and procedures that apply to any transaction or series of related transactions in which our company or a subsidiary is a participant, the amount involved exceeds $120,000 in any calendar year and a related person has a direct or indirect material interest. Pursuant to our policy, the following transactions will not be deemed to be related person transactions requiring approval by the Governance Committee:

•       Employment of executive officers.   Any employment by us of an executive officer of our company if: (a) the related compensation is required to be reported in our proxy statement under SEC compensation disclosure rules; or (b) the executive officer is not an immediate family member of another executive officer or director of our company, and the related compensation would have been reported in our proxy statement under SEC compensation disclosure rules if the executive officer was a “named executive officer,” and the Executive Compensation Committee approved (or recommended that the Board of Directors approve) such compensation.

•       Director compensation.   Any compensation paid to a director if the compensation is required to be reported in our proxy statement under SEC compensation disclosure rules.

•       Certain transactions with other companies.   Any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1,000,000, or two percent of that company’s total annual revenues.

•       Transactions where all shareholders receive proportional benefits.   Any transaction where the related person’s interest arises solely from the ownership of a class of our equity securities and all holders of that class of our equity securities received the same benefit on a pro rata basis (e.g., dividends).

•       Transactions involving competitive bids.   Any transaction involving a related person where the rates or charges involved are determined by competitive bids.

•       Regulated transactions.   Any transaction with a related person involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

•       Certain banking-related services.   Any transaction with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

•       Other Transactions.   Any other transaction where disclosure of such transaction would not be required pursuant to Item 404 of Regulation S-K, as may be amended from time to time.

During fiscal 2007, 2006 and 2005, we incurred approximately $1.0 million, $0.7 million and $0.6 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to our subsidiary, Marvell Semiconductor, Inc. (“MSI”), for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja and our former Executive Vice President and Chief Operating Officer, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. The expenses described above were the result of our use of the aircraft for business travel purposes. The cost of such usage to us was determined based on market prices.

On February 19, 2005, we, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX Inc. (“MagnetoX”). The development agreement has substantially similar terms as our other development agreements with other third parties. We recognized approximately $2,000 and $0.8 million of revenue from the development agreement and product revenue during fiscal 2007 and 2006, respectively. Herbert Chang, one of our directors, is a shareholder of MagnetoX and its Chairman and Chief Executive Officer. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, we, through our subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”). The License Agreement is on substantially similar terms as other license and manufacturing services agreements with other third parties. We recognized $0.3 million and deferred $25,000 of revenue from the License Agreement with C2Micro during fiscal 2007. We recognized $0.4 million and deferred $0.2 million of revenue from the License Agreement with C2 Microsystems during fiscal 2006. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro. Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro. Dr. Pantas Sutardja, our Chief Technology Officer, is also a shareholder of C2Micro.

Our Board of Directors has a standing Audit Committee, Governance Committee and Executive Compensation Committee. Our Board of Directors has determined that each director who serves on these committees is “independent” as that term is defined by the applicable listing standards of The NASDAQ Stock Market and the SEC rules. The Board of Directors has adopted written charters for the Audit Committee, Governance Committee and Executive Compensation Committee. Copies of these charters are available on our Investor Relations Website (www.marvell.com/investors).

Item 14.                 Principal Accounting Fees and Services

The aggregate fees billed for professional services by PricewaterhouseCoopers LLP in fiscal 2007 for these various services were:

Audit Fees

The aggregate audit fees billed or to be billed by PricewaterhouseCoopers LLP for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were approximately $3,883,000 for fiscal 2007 and $2,611,000 for fiscal 2006.

Audit-Related Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP in each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $555,000 for fiscal 2007 and $88,000 for fiscal 2006. The nature of the audit-related services included certain due diligence and accounting advice related to acquisitions.

Tax Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP in each of the last two fiscal years for professional services related to tax advice, tax compliance, tax planning and foreign tax matters were $44,000 for fiscal 2007 and $55,000 for fiscal 2006.

All Other Fees

The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP in each of the last two fiscal years for services and products other than those reported in the categories above were $2,000 for fiscal 2007 and $12,000 for fiscal 2006. The nature of the other services included subscription to an accounting, auditing and reporting library and other miscellaneous services.

Policy on Pre-Approval of Retention of Independent Registered Public Accounting Firm

The engagement of PricewaterhouseCoopers LLP for non-audit accounting and tax services performed for us is limited to those circumstances where these services are considered integral to the audit services that PricewaterhouseCoopers LLP provides or in which there is another compelling rationale for using its services. Pursuant to the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services for which we engage PricewaterhouseCoopers LLP after May 6, 2003 require pre-approval by the Audit Committee. All audit and permitted non-audit service fees were approved by the Audit Committee.

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
2.1

Purchase and Sale Agreement dated as of February 17, 2006 by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, other sellers and Marvell Technology Group Ltd. and Marvell International Technology Ltd., incorporated by reference to Exhibit 2.1 of the registrant’s annual report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

2.2

Asset Purchase Agreement dated as of June 26, 2006 by and between Intel Corporation and Marvell Technology Group Ltd., incorporated by reference to Exhibit 2.1 of the registrant’s current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant’s Definitive Proxy Statement, as filed on May 21, 2001
3.3

Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K for the period dated June 29, 2006 as filed on July 6, 2006

4.1	Specimen common stock certificate of the registrant, incorporated by reference to Exhibit 4.1 of the registrant’s registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
10.2

Galileo Technology Ltd. 1997 Employees’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.3

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
10.5

Wafer Purchase Agreement by and between Marvell Technology Group Ltd. and Taiwan Semiconductor Manufacturing Corporation dated June 30, 1997, incorporated by reference to Exhibit 10.7 of the registrant’s registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000

10.6*

Master Development, Purchasing and License Agreement between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.8 of the registrant’s registration statement on Form S-1/A (file no.333-33086), as filed on June 23, 2000

10.7

Lease Agreement dated June 1, 2000 by and between Marvell Semiconductor, Inc. and 525 Almanor LLC, incorporated by reference to Exhibit 10.9 of the registrant’s quarterly report on Form 10-Q for the period ended July 29, 2000 as filed on September 12, 2000

10.8

Lease Agreement dated June 30, 2000 by and between Galileo Technology Ltd. and Zanker Development Co., incorporated by reference to Exhibit 10.12 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.9*

Technology License Agreement dated April 23, 2001 by and between Marvell International Limited and ARM Limited, incorporated by reference to Exhibit 10.13 of the registrant’s quarterly report on Form 10-Q for the period ended April 28, 2001 as filed on June 12, 2001

10.10*

Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.14 of the registrant’s quarterly report on Form 10-Q for the period ended July 28, 2001 as filed on September 12, 2001

10.11

Lease Agreement dated October 19, 2001 by and between Marvell Semiconductor, Inc. and Yahoo! Inc., incorporated by reference to Exhibit 10.15 of the registrant’s quarterly report on Form 10-Q for the period ended October 27, 2001 as filed on December 7, 2001

10.12*

Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant’s quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002

10.13*

Amendment Number 3 to Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.17 of the registrant’s quarterly report on Form 10-Q for the period ended November 2, 2002 as filed on December 17, 2002

10.14*

Volume Supply Requirements Agreement dated as of December 2,2002, by and among Marvell Asia Pte Ltd. and Seagate Technology LLC incorporated by reference to Exhibit 10.18 of the registrant’s annual report on Form 10-K for the year ended February 1, 2003 as filed on May 2, 2003

10.15

Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant’s quarterly report on Form 10-Q for the period ended August 2, 2003 as filed on September 15, 2003

10.16

Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated August 18, 2003, by and between 3Com Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.21 of the registrant’s quarterly report on Form 10-Q for the period ended November 1, 2003 as filed on December 15, 2003

10.17

First Amendment to Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated October 15, 2003, by and between 3Com Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on Form 10-Q for the period ended November 1, 2003 as filed on December 15, 2003

10.18

Second Amendment to Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated October 22, 2003, by and between 3Com Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.23 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003

10.19#

Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s annual report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2007

10.20#

Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s quarterly report on Form 10-Q for the period ended July 30, 2005 as filed on September 8, 2005

10.21#	Form of Performance-Based Vesting Option Agreement, incorporated by reference to Exhibit 10.23 of the registrant’s current report on Form 8-K for the period dated May 25, 2006 as filed on May 30, 2006
10.22

Credit Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., the Lenders Party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association and Commerzbank AG, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

10.23

U.S. Pledge Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., Marvell Technology, Inc. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

10.24

Bermuda Pledge Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., Marvell Technology, Inc. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

10.25

Share Charge dated as of November 8, 2006 between Marvell International Ltd. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.4 of the registrant’s current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

10.26#

Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.27#

Reformation of Stock Option Agreement dated December 27, 2006 by and between Weili Dai and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.28#

Reformation of Stock Option Agreement dated December 27, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.29#

Reformation of Stock Option Agreement dated December 27, 2006 by and between George Hervey and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.4 of the registrant’s current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.30#

Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K for the period dated May 2, 2007 as filed on May 8, 2007

10.31#

Amendment of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Weili Dai, incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated May 2, 2007 as filed on May 8, 2007

10.32

Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and from Marvell Technology, Inc., First American Title Insurance Company and Credit Suisse, Cayman Island Branch dated May 18, 2007, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K for the period dated May 18, 2007 as filed on May 24, 2007

10.33

Security Agreement among Marvell Technology, Inc., Marvell Semiconductor, Inc., SysKonnect, Inc., Avago Technologies Imaging (U.S.A.), Inc., Zenographics, Inc. and Marvell Semiconductor Ltd., the Guarantors party thereto and Credit Suisse, Cayman Islands Branch dated May 18, 2007, incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated May 18, 2007 as filed on May 24, 2007

10.34	Form of Restricted Stock Unit Agreement
10.35#	Description of patent issuance bonus plan
10.36#	Description of vice president focal bonus plan
21.1	Subsidiaries of the registrant
24.1	Power of Attorney (see page 186 of this report)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer

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

MARVELL TECHNOLOGY GROUP LTD.
Dated: July 2, 2007	By:	/s/ dR. SEHAT SUTARDJA
Dr. Sehat Sutardja President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Sehat Sutardja and Michael Tate, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date
/s/ SEHAT SUTARDJA	Chairman of the Board, President and Chief	July 2, 2007
Dr. Sehat Sutardja	Executive Officer (Principal Executive Officer)
/s/ MICHAEL TATE	Interim Chief Financial Officer (Principal	July 2, 2007
Michael Tate	Financial and Accounting Officer)
/s/ PANTAS SUTARDJA	Chief Technology Officer and Director	July 2, 2007
Dr. Pantas Sutardja
/s/ HERBERT CHANG	Director	July 2, 2007
Herbert Chang
/s/ PAUL R. GRAY	Director	July 2, 2007
Dr. Paul R. Gray
/s/ DOUGLAS KING	Director	July 2, 2007
Douglas King
/s/ ARTURO KRUEGER	Director	July 2, 2007
Arturo Krueger

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Purchase and Sale Agreement dated as of February 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, other sellers and Marvell Technology Group Ltd. and Marvell International Technology Ltd., incorporated by reference to Exhibit 2.1 of the registrant’s annual report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

2.2

Asset Purchase Agreement dated as of June 26, 2006 by and between Intel Corporation and Marvell Technology Group Ltd., incorporated by reference to Exhibit 2.1 of the registrant’s current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant’s Definitive Proxy Statement, as filed on May 21, 2001
3.3

Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K for the period dated June 29, 2006 as filed on July 6, 2006

4.1	Specimen common stock certificate of the registrant, incorporated by reference to Exhibit 4.1 of the registrant’s registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000
10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
10.2

Galileo Technology Ltd. 1997 Employees’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.3

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
10.5

Wafer Purchase Agreement by and between Marvell Technology Group Ltd. and Taiwan Semiconductor Manufacturing Corporation dated June 30, 1997, incorporated by reference to Exhibit 10.7 of the registrant’s registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000

10.6*

Master Development, Purchasing and License Agreement between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.8 of the registrant’s registration statement on Form S-1/A (file no. 333-33086), as filed on June 23, 2000

10.7

Lease Agreement dated June 1, 2000 by and between Marvell Semiconductor, Inc. and 525 Almanor LLC, incorporated by reference to Exhibit 10.9 of the registrant’s quarterly report on Form 10-Q for the period ended July 29, 2000 as filed on September 12, 2000

10.8

Lease Agreement dated June 30, 2000 by and between Galileo Technology Ltd. and Zanker Development Co., incorporated by reference to Exhibit 10.12 of the registrant’s annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.9*

Technology License Agreement dated April 23, 2001 by and between Marvell International Limited and ARM Limited, incorporated by reference to Exhibit 10.13 of the registrant’s quarterly report on Form 10-Q for the period ended April 28, 2001 as filed on June 12, 2001

10.10*

Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.14 of the registrant’s quarterly report on Form 10-Q for the period ended July 28, 2001 as filed on September 12, 2001

10.11

Lease Agreement dated October 19, 2001 by and between Marvell Semiconductor, Inc. and Yahoo! Inc., incorporated by reference to Exhibit 10.15 of the registrant’s quarterly report on Form 10-Q for the period ended October 27, 2001 as filed on December 7, 2001

10.12*

Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant’s quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002

10.13*

Amendment Number 3 to Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.17 of the registrant’s quarterly report on Form 10-Q for the period ended November 2, 2002 as filed on December 17, 2002

10.14*

Volume Supply Requirements Agreement dated as of December 2,2002, by and among Marvell Asia Pte Ltd. and Seagate Technology LLC incorporated by reference to Exhibit 10.18 of the registrant’s annual report on Form 10-K for the year ended February 1, 2003 as filed on May 2, 2003

10.15	Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant’s quarterly report on 10-Q for the period ended August 2, 2003 as filed on September 15, 2003
10.16

Purchase and Sale Agreement for 5400 Bayfront Plaza; Santa Clara, California, dated August 18, 2003, by and between 3Com Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.21 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003

10.17

First Amendment to Purchase and Sale Agreement dated October15, 2003, by and between 3Com Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.22 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003

10.18

Second Amendment to Purchase and Sale Agreement dated October 22, 2003, by and between 3Com Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.23 of the registrant’s quarterly report on 10-Q for the period ended November 1, 2003 as filed on December 15, 2003

10.19#

Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s annual report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.20#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s quarterly report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005
10.21#	Form of Performance-Based Vesting Option Agreement, incorporated by reference to Exhibit 10.23 of the registrant’s current report on Form 8-K for the period dated May 25, 2006 as filed on May 30, 2006
10.22

Credit Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., the Lenders Party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association and Commerzbank AG, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

10.23

U.S. Pledge Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., Marvell Technology, Inc. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

10.24

Bermuda Pledge Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., Marvell Technology, Inc. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

10.25

Share Charge dated as of November 8, 2006 between Marvell International Ltd. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.4 of the registrant’s current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

10.26#

Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.27#

Reformation of Stock Option Agreement dated December 27, 2006 by and between Weili Dai and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.28#

Reformation of Stock Option Agreement dated December 27, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.29#

Reformation of Stock Option Agreement dated December 27, 2006 by and between George Hervey and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.4 of the registrant’s current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.30#

Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K for the period dated May 2, 2007 as filed on May 8, 2007

10.31#

Amendment of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Weili Dai, incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated May 2, 2007 as filed on May 8, 2007

10.32

Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and from Marvell Technology, Inc., First American Title Insurance Company and Credit Suisse, Cayman Island Branch dated May 18, 2007, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K for the period dated May 18, 2007 as filed on May 24, 2007

10.33

Security Agreement among Marvell Technology, Inc., Marvell Semiconductor, Inc., SysKonnect, Inc., Avago Technologies Imaging (U.S.A.), Inc., Zenographics, Inc. and Marvell Semiconductor Ltd., the Guarantors party thereto and Credit Suisse, Cayman Islands Branch dated May 18, 2007, incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated May 18, 2007 as filed on May 24, 2007

10.34	Form of Restricted Stock Unit Agreement
10.35#	Description of patent issuance bonus plan
10.36#	Description of vice president focal bonus plan
21.1	Subsidiaries of the registrant
24.1	Power of Attorney (see page 186 of this report)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer

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