Form 10-Q
period 2007-04-28
MARVELL TECHNOLOGY GROUP LTD
filed 2007-07-09
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 28, 2007

or

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

The number of shares outstanding of the registrant’s common stock outstanding as of June 29, 2007 was 587,592,940 shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

ASSETS

	April 28, 2007	January 27, 2007
Current assets:
Cash and cash equivalents	$464,498	$568,008
Short-term investments	128,445	28,372
Accounts receivable, net	282,865	328,283
Inventories	268,024	247,403
Prepaid expenses and other current assets	179,626	170,123
Deferred income taxes	5,846	5,846
Total current assets	1,329,304	1,348,035
Property and equipment, net	434,077	440,943
Goodwill	1,976,219	1,977,805
Acquired intangible assets	543,182	580,558
Other non-current assets	173,391	180,359
Total assets	$4,456,173	$4,527,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$255,524	$244,959
Accrued liabilities	193,961	259,972
Accrued employee compensation	110,177	108,895
Income taxes payable	26,420	29,078
Deferred income	52,061	50,874
Current portion of capital lease obligations	4,545	17,408
Total current liabilities	642,688	711,186
Capital lease obligations, net of current portion	10,048	17,096
Non-current income taxes payable	122,043	116,777
Term loan obligations, long-term portion	393,750	394,750
Other long-term liabilities	66,325	60,707
Total liabilities	1,234,854	1,300,516
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	1,175	1,175
Additional paid-in capital	3,849,277	3,802,509
Accumulated other comprehensive income	223	28
Accumulated deficit	(629,356)	(576,528)
Total shareholders’ equity	3,221,319	3,227,184
Total liabilities and shareholders’ equity	$4,456,173	$4,527,700

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	April 28, 2007	April 29, 2006
Net revenue	$635,050	$521,196
Operating costs and expenses:
Cost of goods sold	327,417	240,233
Research and development and other	234,133	129,228
Selling and marketing	50,392	38,862
General and administrative	23,988	18,558
Amortization of acquired intangible assets	37,320	17,351
Total operating costs and expenses	673,250	444,232
Operating (loss) income	(38,200)	76,964
Interest and other income (expense)	1,319	8,215
Interest expense	(9,975)	(599)
(Loss) income before income taxes	(46,856)	84,580
Provision for income taxes	5,972	15,863
(Loss) income before change in accounting principle	(52,828)	68,717
Cumulative effect of change in accounting principle, net of tax effect (Note 7)	—	8,846
Net (loss) income	$(52,828)	$77,563

Basic (loss) income per share:
(Loss) income before change in accounting principle, net of tax effect	$(0.09)	$0.12
Cumulative effect of change in accounting principle, net of tax effect	—	0.01
Basic net (loss) income per share	$(0.09)	$0.13
Shares used in basic per share computation	587,426	583,702

Diluted (loss) income per share:
(Loss) income before change in accounting principle, net of tax effect	$(0.09)	$0.11
Cumulative effect of change in accounting principle, net of tax effect	—	0.01
Diluted net (loss) income per share	$(0.09)	$0.12
Shares used in diluted per share computation	587,426	639,516

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 28, 2007	April 29, 2006
Cash flows from operating activities:
Net (loss) income	$(52,828)	$77,563
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax effect	—	(8,846)
Depreciation and amortization	26,530	15,615
Stock-based compensation	46,768	48,762
Amortization of acquired intangible assets	37,320	17,351
Excess tax benefits from stock-based compensation	—	(697)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	45,418	(48,372)
Inventories	(20,621)	8,729
Prepaid expenses and other assets	11,820	(25,799)
Accounts payable	12,523	(45,868)
Accrued liabilities and other	(57,833)	2,500
Accrued employee compensation	1,282	(8,222)
Income taxes payable	2,608	15,100
Deferred income	1,187	(1,133)
Net cash provided by operating activities	54,174	46,683
Cash flows from investing activities:
Cash paid for acquisition	—	(24,008)
Purchases of short-term investments	(107,953)	(57,405)
Sales and maturities of short-term investments	8,018	238,124
Acquisition costs	(974)	(461)
Purchases of technology licenses	(15,700)	—
Purchases of property and equipment	(35,282)	(28,948)
Net cash (used in) provided by investing activities	(151,891)	127,302
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	10,904
Principal payments on capital lease and debt obligations	(5,793)	(4,628)
Excess tax benefits from stock-based compensation	—	697
Net cash (used in) provided by financing activities	(5,793)	6,973
Net (decrease) increase in cash and cash equivalents	(103,510)	180,958
Cash and cash equivalents at beginning of period	568,008	348,431
Cash and cash equivalents at end of period	$464,498	$529,389
Supplemental cash flow information:
Cash paid for interest	$7,542	$599
Cash paid for income taxes,	$2,971	$271
Acquisition of property and equipment under capital lease obligations	$—	$3,212
Reversal of deferred stock-based compensation due to adoption of FAS 123R	$—	$61,987

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

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2008 is comprised of a 53-week period and fiscal year 2007 is comprised of a 52-week period.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods have been included in the Company’s financial position as of April 28, 2007, the results of its operations for the three months ended April 28, 2007 and April 29, 2006, and its cash flows for the three months ended April 28, 2007 and April 29, 2006. The January 27, 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 27, 2007 included in the Company’s Annual Report on Form 10-K, as filed on July 2, 2007 with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended April 28, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including property and equipment, investment fair values, goodwill and other intangible assets, income taxes, and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The functional currency of the Company and its significant subsidiaries is the United States dollar.

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

The Company also has equity investments in privately-held companies. These investments are recorded at cost and are included in other non-current assets.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the limited customer base, located primarily in the Far East, are substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluation of its customers’ financial condition and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally require no collateral. The Company regularly reviews the allowance of bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the account receivable balances and current economic conditions that may affect a customer’s ability to pay.

Inventories

Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Property and equipment, net

Property and equipment, including capital leases and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years. Buildings are depreciated over an estimated useful life of thirty years and building improvements are depreciated over estimated useful lives of fifteen years. Land is not depreciated. Assets held under capital leases and leasehold improvements are amortized over the shorter of term of lease or their estimated useful lives.

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

Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process since its implementation of SFAS 142 because the fair value of the reporting unit has exceeded its net book value at every measurement date.

Impairment of long-lived assets

Long-lived assets include equipment, furniture and fixtures, privately held equity investments and intangible assets. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimate the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Reclassifications

Certain reclassifications have been made to the Statement of Operations for the prior period balances in order to conform to the current period’s presentation. In the first quarter of fiscal 2008, the Company reclassified costs related to patent investigation and filing fees from research and development to general and administrative.

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Under this provision, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of the Company’s sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return and price protection is deferred until the distributors sell the product to end customers. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time it also may request a customer to accept a shipment of product before its original requested delivery date, in which case, revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

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

Research and development and other

Research and development and other costs consist primarily of $231.0 million and $126.9 million of research and development costs for the three months ended April 28, 2007 and April 29, 2006, respectively, excluding costs related to patent investigation and filings for the three month periods ended April 28, 2007 and April 29, 2006 which were $3.1 million and $2.3 million, respectively. Research and development and other costs are expensed as incurred.

Stock-based compensation

The Company has share-based payment awards to its employees and directors that are fully described in Notes 7 and 8. The stock-based compensation expenses are recorded in accordance with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123R”).

Accounting for income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the income tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of assets are recovered, hence giving rise to a deferred tax liability or asset, respectively. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company establish a valuation allowance. The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Tax Positions” (“FIN 48”). The Company classifies accrued interest and penalties as part of the accrued FIN No. 48 liability and records the expense within the provision for income taxes.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in its subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 9 - Income Taxes of the consolidated financial statements for additional detail on the Company’s uncertain tax positions.

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

Note 2. Recent Accounting Pronouncements

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the require service period. The Company currently accrues the cost of compensated absences for sabbatical programs when the eligible employee complete the requisite service period. The Company is required to apply the provision of EITF 06-2 at the beginning of fiscal 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period specific effects of the change on prior periods presented.  The Company adopted EITF 06-2 in the first quarter of fiscal 2008. The adoption did not have a material impact on the Company’s financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Effective January 28, 2007, the Company adopted FIN 48.  See Note 9 – Income Taxes for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement expands the standards under SFAS No. 157 which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

Note 3. Supplemental Financial Information

Available-for-sale investments (in thousands)

	April 28, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$3,576	$—	$(40)	$3,536
Auction rate securities	99,953	—	—	99,953
U.S. Federal, state, county and municipal debt securities	25,252	—	(296)	24,956
Short-term investments	$128,781	$—	$(336)	$128,445

	January 27, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$3,547	$—	$(56)	$3,491
U.S. Federal, state, county and municipal debt securities	25,300	—	(419)	24,881
Short-term investments	$28,847	$—	$(475)	$28,372

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at April 28, 2007 are presented in the following table (in thousands):

	April 28, 2007		January 28, 2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,789	$23,540	$8,581	$8,499
Due between one and five years	5,039	4,952	20,266	19,873
Due over five years	99,953	99,953	—	—
	$128,781	$128,445	$28,847	$28,372

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

	April 28, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$3,536	$(40)	$3,536	$(40)
U.S. Federal, state, county and municipal debt securities	—	—	24,956	(296)	24,956	(296)
Total temporarily impaired securities	$—	$—	$28,492	$(336)	$28,492	$(336)

	January 27, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$3,491	$(56)	$3,491	$(56)
U.S. Federal, state, county and municipal debt securities	—	—	24,881	(419)	24,881	(419)
Total temporarily impaired securities	$—	$—	$28,372	$(475)	$28,372	$(475)

Inventories (in thousands)

	April 28, 2007	January 27, 2007
Work-in-process	$142,295	$97,529
Finished goods	125,729	149,874
	$268,024	$247,403

Prepaid expenses and other current assets (in thousands)

	April 28, 2007	January 27, 2007
Prepayments for foundry capacity	$32,660	$40,340
Prepayments for wafers (see Note 6)	65,485	29,973
Receivable from foundry	19,334	19,336
Other	62,147	80,474
	$179,626	$170,123

Property and equipment (in thousands)

	April 28,	January 27,
	2007	2007
Property and equipment:
Machinery and equipment	$289,360	$269,586
Computer software	98,594	131,869
Furniture and fixtures	20,646	20,551
Leasehold improvements	26,330	12,283
Buildings	81,272	81,274
Building improvements	24,481	36,098
Land	51,500	51,500
Construction in progress	86,141	78,579
	678,324	681,740
Less: Accumulated depreciation and amortization	(244,247)	(240,797)
	$434,077	$440,943

Other non-current assets (in thousands)

	April 28, 2007	January 27, 2007
Long term prepayments for foundry capacity	$40,000	$46,000
Equity investments in private companies	6,734	11,679
Severance fund	34,938	32,161
Technology licenses	27,493	26,680
Deferred tax assets, non-current	18,332	18,332
Other	45,894	45,507
	$173,391	$180,359

Accrued liabilities (in thousands)

	April 28, 2007	January 27, 2007

Supply agreement liability (see Note 6)	$134,462	$174,724
Term loan obligations, current portion	4,000	4,000
Accrued royalties	7,753	7,791
Accrued legal and professional services	8,504	15,955
Other	39,242	57,502
	$193,961	$259,972

Other long-term liabilities (in thousands)

	April 28, 2007	January 27, 2007

Accrued severance	$40,692	$34,326
Long-term facilities consolidation charge	1,703	2,447
Other	23,930	23,934
	$66,325	$60,707

Net (loss) income per share

The Company reports both basic net (loss) income per share, which is based upon the weighted average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted net (loss) income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares. The computations of basic and diluted net (loss) income per share before change in accounting principle and basic and diluted net (loss) income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended
	April 28, 2007	April 29, 2006
Numerator:
Income (loss) before change in accounting principle	$(52,828)	$68,717
Net (loss) income	$(52,828)	$77,563
Denominator:
Weighted average shares of common stock outstanding	587,426	583,702
Weighted average shares — basic	587,426	583,702
Effect of dilutive securities-
Warrants	—	1,788
Common stock options and other	—	54,026
Weighted average shares — diluted	587,426	639,516
Income (loss) before change in accounting principle
Basic	$(0.09)	$0.12
Diluted	$(0.09)	$0.11
Net (loss) income per share
Basic	$(0.09)	$0.13
Diluted	$(0.09)	$0.12

The anti-dilutive effects of warrants, common stock options, restricted stock and other securities totaling 43,930,082 shares were excluded from diluted net loss per share for the three months ended April 28, 2007.

Options to purchase 12,792,650 common shares at a weighted average exercise price of $27.30 have been excluded from the computation of diluted net income per share for the three months ended April 29, 2006 based on the treasury stock method calculation.

Comprehensive (loss) income (in thousands)

	Three Months Ended
	April 28, 2007	April 29, 2006
Net (loss) income	$(52,828)	$77,563
Other comprehensive income:
Unrealized gain on available-for-sale investments and other, net of tax	195	406
Total comprehensive (loss) income	$(52,633)	$77,969

Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

Note 4. Business Combinations

The Company acquired the semiconductor division of UTStarcom, Inc (“UTStarcom Business”), the printer semiconductor division of Avago Technologies Limited (“Avago Business”), Intel’s communications and applications business (“ICAP Business”) and assets of two other businesses from unrelated parties during fiscal 2007.

UTStarcom Business

The Company acquired the UTStarcom Business on February 16, 2006.  The UTStarcom Business focuses on the design and development of personal handyphone systems (PHS) and next generation cellular communications technology. The primary reasons for the acquisition of the semiconductor division of UTStarcom were to strengthen and augment the Company’s software engineering workforce and enhance its technological capabilities for emerging cellular strategies, obtain an established product being utilized in wireless communications technology, reduce the time required to develop new products and bring them to market for next generation cellular technology and to complement the Company’s existing wireless offerings.  These factors contributed to a purchase price that was in excess of the fair value of the UTStarcom Business net tangible and intangible assets acquired.  The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

Under the terms of the agreement, the Company paid $24.0 million in cash and an additional $16.0 million based on the achievement of certain defined milestones.  The purchase price of the acquisition was $40.8 million, including the contingent consideration recognized of $16.0 million, and was determined as follows (in thousands):

Cash	$40,008
Transaction costs	792
Total purchase price	$40,800

In the third quarter of fiscal 2007, the Company recorded additional purchase consideration of $16.0 million upon the achievement of the contingent milestones as defined in the purchase agreement.  Approximately $8.7 million was preliminarily allocated as negative goodwill, calculated as the excess of the fair value of net tangible and intangible assets acquired over the purchase price.  As a result of the contingent consideration, additional goodwill of $7.3 million was recorded.

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

The amortizable intangible assets of $30.8 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management.  The amortizable intangible assets will be amortized over useful lives ranging from three to four years. The existing technology represents personal handyphone systems technology and other technology that UTStarcom has developed.  Core technology represents the combination of processes, patents, and trade secrets that are the building blocks for current and planned new products.  Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products that will be sold to existing customers.  The value determined for the supply contract with UTStarcom represents the fair value of estimated revenues and net operating cash flows to be derived from the supply contract for the duration of the four-year contract.

The weighted average useful lives of acquired intangibles from the UTStarcom Business are 3.0 years for existing technology, 4.0 years for core technology, 4.0 years for the supply contract, and 4.0 years for customer relationships.

Avago Business

The Company acquired the Avago Business on May 1, 2006.  The Avago Business focuses on the design and development of system-on-chip and system level solutions for both inkjet and laser jet printer systems. The primary purpose and benefits of the acquisition were to obtain, accelerate and strengthen the Company’s entry into the printer market, leverage its portfolio of complementary technology and obtain important printer systems level knowledge.  These factors contributed to a purchase price that was in excess of the fair value of the Avago Business net tangible and intangible assets acquired.  The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

Under the terms of the agreement, the Company paid $249.6 million in cash and may pay up to an additional $35.0 million in cash if certain defined milestones are achieved.  The purchase price of the acquisition, including the contingent consideration recognized of $10.0 million, was $263.0 million and was determined as follows (in thousands):

Cash	$259,591
Transaction costs	3,388
Total purchase price	$262,979

In the third quarter of fiscal 2007, the Company recorded additional purchase consideration with a corresponding increase in goodwill of $10.0 million based on the achievement of certain levels of revenue of the past year.  The remaining contingent consideration of up to $25.0 million is still outstanding and may result in the recognition of additional purchase consideration in the future.  The remaining contingent consideration is based on the achievement of a certain level of revenue over a one year period ending October 2007.  Additionally, in the third quarter of fiscal 2007, the Company recorded an adjustment of $1.9 million relating to inventory acquired at the acquisition date, resulting in a corresponding reduction in goodwill.  In the first quarter of fiscal 2008, the Company recorded an adjustment of $1.3 million relating to a reduction of an accrued liability recorded in the original purchase accounting resulting in a corresponding decrease in goodwill.

Under the purchase method of accounting, the total purchase price (including the contingent consideration recognized of $10.0 million) was allocated to net tangible and intangible assets based on their fair values as of the date of completion of the acquisition, as adjusted, as follows (in thousands):

Accounts receivable	$1,871
Current assets	3,704
Deferred tax asset	2,183
Inventories	23,896
Fixed assets	14,305
Other current assets	2,750
Accrued liabilities	(11,940)
Accrued employee benefits	(3,998)
32,771
Amortizable intangible assets:
Existing technology	55,800
Core technology	40,200
Customer relationships	53,400
Goodwill	80,808
Total purchase price allocation	$262,979

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

ICAP Business

The Company acquired the ICAP Business on November 8, 2006.  The ICAP Business designs, manufactures, and markets applications and communications processors for cellular phones, personal digital assistants, and other personal devices. The primary purpose and benefits of the acquisition were to obtain, accelerate and strengthen the Company’s entry into the wireless handheld device market, leverage its portfolio of complementary technology and obtain important wireless systems level knowledge.  These factors contributed to a purchase price that was in excess of the fair value of the ICAP Business net tangible and intangible assets acquired.  The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

The purchase price of the acquisition was $605.9 million, determined as follows (in thousands):

Cash	$600,000
Transaction costs	5,857
Total purchase price	$605,857

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

The amortizable intangible assets of $386.9 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management.  The amortizable intangible assets will be amortized over useful lives ranging from one to seven years. The existing technology comprises of products which have reached technological feasibility and includes the chipsets which have been completed and shipping in volume to customers.  Core technology and patents represent a combination of processes, patents and trade secrets developed though years of experience in design and development of the products.  Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products that will be sold to existing customers. The Company has not provided a deferred tax liability on $386.9 million of purchased intangibles during the year as the intangibles are recorded in jurisdictions with a zero tax rate.

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

The weighted average useful lives of acquired intangibles from the ICAP Business are 4.2 years for existing technology, 7.0 years for core technology and 7.0 years for customer relationships.

The results of operations of the Avago Business and the ICAP Business have been included in the Company’s consolidated statements of operations since their respective acquisition dates.  The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of these business occurred at the beginning of the period presented (in thousands, except for per share amounts):

Three Months Ended
April 29, 2006
Net revenue	$670,452
Net loss	$(76,128)
Basic net loss per share	$(0.13)
Diluted net loss per share	$(0.13)

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

Note 5. Goodwill and Acquired Intangible Assets

	As of April 28, 2007			As of January 27, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$703,398	$(480,948)	$222,450	$703,398	$(462,403)	$240,995
Core technology	209,700	(33,155)	176,545	209,700	(23,508)	186,192
Trade name	100	(100)	—	100	(100)	—
Customer contracts	183,000	(39,446)	143,554	183,000	(30,318)	152,682
Supply contract	900	(267)	633	900	(211)	689
Total intangible assets	$1,097,098	$(553,916)	$543,182	$1,097,098	$(516,540)	$580,558

The decrease in goodwill of $1.6 million during the three months ended April 28, 2007 was due primarily to an adjustment of $1.3 million from the acquisition of the Avago Business (see Note 4) and other adjustments.

Purchased technology is amortized on a straight-line basis over their estimated useful lives of one to six years.  Core technology is amortized on a straight-line basis over its estimated useful lives of one to eight years.  Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to seven years.  The supply contract is amortized on a straight-line basis over its estimated useful life of four years.  The aggregate amortization expense of identified intangible assets was $37.4 million in the first quarter of fiscal 2008 and $17.4 million in the first quarter of fiscal 2007. The estimated total amortization expenses of acquired intangible assets are $111.0 million for the remaining nine months of fiscal 2008, $142.1 million in fiscal 2009, $115.0 million in fiscal 2010, $82.9 million in fiscal 2011, $40.8 million in fiscal 2012, $29.8 million in fiscal 2013, $21.4 million in fiscal 2014 and $0.2 million for fiscal 2015.

Note 6. Commitments and Contingencies

Warranty Obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three months ended April 28, 2007 and April 29, 2006 (in thousands):

	Three Months Ended
	April 28, 2007	April 29, 2006
Warranty accrual (included in accrued liabilities):
Beginning balance	$2,567	$3,914
Warranties issued	208	339
Settlements	(241)	(30)
Ending balance	$2,534	$4,223

Purchase Commitments

In connection with the acquisition of the ICAP Business, the Company entered into a product supply agreement with Intel.  Under the terms of the agreement the Company has committed to purchase a minimum number of wafers through June 2008.  If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by the Company and the quantities of supply required under the supply agreement commitment, Intel will invoice the Company for the shortfall and will deliver the corresponding quantity upon receipt of payment from the Company.  The agreement requires the Company to prepay for certain wafers six months in advance of delivery and issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement. As of April 28, 2007, the Company recorded $65.5 million in prepaid assets for prepayment of wafers and had non cancellable purchase orders outstanding of $319.7 million.

Under the Company’s manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of April 28, 2007, these foundries had incurred approximately $118.9 million of manufacturing expenses on the Company’s outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of April 28, 2007, payments totaling $174.2 million which is included in prepaid expenses and other current assets and other non-current assets have been made and approximately $101.5 million of the prepayment has been utilized as of April 28, 2007.  At April 28, 2007, there are no more outstanding commitments under the agreement.

As of April 28, 2007, the Company had approximately $85.2 million of other outstanding non-cancellable purchase orders for capital purchase obligations.

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

Note 7. Stock-Based Compensation

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

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS 123R resulted in a cumulative benefit from change in accounting principle of $8.8 million net of tax as of the year ended January 27, 2007, reflecting the net cumulative impact of estimated forfeitures that were previously no included in the determination of historic stock-based compensation expense in periods prior to January 28, 2006.

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	April 28, 2007	April 29, 2006
Cost of goods sold	$3,018	$2,434
Research and development	32,042	30,437
Selling and marketing	7,151	8,234
General and administrative	4,557	7,657
	$46,768	$48,762

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Volatility	45%	59%	—	59% - 73%
Expected life (in years)	5.0	4.7	—	1.3
Risk-free interest rate	4.6%	4.7%	—	3.9%
Dividend yield	—	—	—	—

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

Expected volatility under SFAS 123R was developed based on the average of the Company’s historical daily stock price volatility.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  From January 29, 2006, stock-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those stock-based awards that are expected to vest.

The weighted average fair values per share of the of options granted in the three month period ended April 28, 2007 and April 29, 2006 was $7.71 and $15.42, respectively.

Note 8. Shareholders’ Equity

Stock Plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 324,289,786 shares of common stock reserved for issuance thereunder as of April 28, 2007.  Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan had 3,600,000 shares of common stock reserved thereunder as of April 28, 2007.  Under the Directors’ Plan, an outside director is granted 30,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 6,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the director is terminated or resigns from the Board of Directors prior to vesting. Such right expires as the options vest over a five-year period.

In addition, the Company can also grant restricted stock.  Restricted stock are share awards that entitle the holder to receive tradable shares of the Company’s common stock upon vesting.

Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 33,871,612 shares of common stock reserve for issuance thereunder as of April 28, 2007.  Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 1 and June 1 of each year.  For the three months ended April 28, 2007, there was no stock-based compensation expense related to the activity under the Purchase Plan.  The Company did not issue any shares under the Purchase Plan in the three months ended April 28, 2007.  As of April 28, 2007, there was no unrecognized compensation cost related to the Purchase Plan.

Stock option activity under the Company’s stock option plans for the three months ended April 28, 2007 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Restricted Stock Outstanding
	(In thousands)		(In thousands)
Balance at January 27, 2007	118,627	$13.72	2,568
Options granted	1,505	$16.95	53
Options forfeited/canceled/expired	(1,592)	$16.66	(58)
Options exercised	—	$0.00	—
Balance at April 28, 2007	118,540	$13.72	2,563
Vested or expected to vest at April 28, 2007	111,789	$13.27	2,372
Exercisable at April 28, 2007	50,466	$8.10

Included in the preceding table are 1,690,000 shares of options granted to certain officers at an exercise price of $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2010.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at April 28, 2007 was $625.7 million and 6.7 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at April 28, 2007 was $453.4 million and 5.3 years, respectively.   The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of April 28, 2007.

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock vested and expected to vest as of April 28, 2007 was $38.6 million and 1.2 years, respectively.

Included in the table below is activity related to the nonvested portion of the stock based arrangements as follows:

	Nonvested Options Outstanding	Weighted Average Grant Date Fair Value	Nonvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 27, 2007	84,731	$8.72	2,708	$20.10
Granted	1,505	$6.77	53	$16.95
Vested	(9,136)	$4.69	(32)	$32.23
Canceled/Forfeited	(1,598)	$6.96	(58)	$19.30
Balance at April 28, 2007	75,502	$8.13	2,671	$19.91

The Company’s current practice is to issue new shares to satisfy share option exercises. As of April 28, 2007, compensation costs related to nonvested awards not yet recognized amounted to $506.7 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.3 years and 2.6 years, respectively.

There was no total tax benefit attributable to options exercised in the three months ended April 28, 2007.  There were no excess tax benefits from stock-based compensation as reported on the condensed consolidated statement of cash flows in financing activities represents the reduction, in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Under applicable securities laws, the Company suspended all stock option exercise transactions under its Stock Option Plan effective on the close of business on September 7, 2006.  On September 8, 2006, management communicated the trading suspension, which was expected to last until the Company files its delinquent SEC reports, to all option holders.  As a result, the exercisability on all outstanding options, including vested awards held by certain separated employees, was modified.  Incremental compensation costs, representing the excess of the fair value of the modified award over the fair value of the original award immediately before the filing of the Company’s delinquent SEC reports, on affected awards will be recognized the second half of fiscal 2008.

Stock Award Activity

In the first quarter of fiscal 2007, the Company granted 140,000 restricted stock awards to its employees under the 1995 Stock Option Plan. Such awards generally vest over a period of five years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted are considered issued and outstanding.  The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.  The grant of restricted stock awards is deducted from the shares available for grant under the Company’s stock option plan.  Restricted stock activity under the Company’s stock option plans for the three months ended April 28, 2007 is summarized below (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Balance at January 27, 2007	140	$32.21
Restricted stock granted	—	—
Restricted stock forfeited	—	—
Restricted stock vested	—	—
Balance at April 28, 2007	140	$32.21

No restricted stock awards vested during the three months ended April 28, 2007.  Based on the closing price of the Company’s stock of $16.28, on April 27, 2007, the total pretax intrinsic value of all outstanding restricted stock was $2.3 million.

Note 9. Income Taxes

Effective January 28, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of FIN 48 did not result in any reclassifications of uncertain tax liabilities and did not have a cumulative impact to retained earnings.  As of January 28, 2007, the Company’s liabilities for unrecognized tax benefits totaled $116.8 million which includes interest and penalties of $31.5 million.  The Company recorded an increase of its unrecognized tax benefits of approximately $3.9 million during the quarter ended April 28, 2007, which included penalties and interest of $2.4 million.  This amount is included in other long-term tax liabilities and includes penalties and interest.  The cumulative uncertain tax position balance as of April 28, 2007 is $120.7 million, if recognized, would favorably affect the Company’s effective tax rate.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Singapore, Japan, Taiwan, China, India, Israel, Netherlands, Switzerland, the United Kingdom, and the United States.  The Company is subject to non-U.S. income tax examinations for years beginning with fiscal year 2002 and for U.S. income tax examinations beginning with fiscal year 2004.  The U.S. subsidiaries are currently under audit by the U.S. tax authorities for the fiscal years 2004, 2005 and 2006.  The U.S. tax authorities are also reviewing employment taxes with regard to the re-measured stock options.  The Company has accrued for the employment taxes and believes that it has adequately provided for this liability.  The Company does not believe that the total amount of unrecognized benefits will significantly change within the next year.

Note 10. Related Party Transactions

During the first quarters of fiscal 2008 and 2007, the Company incurred approximately none and $0.4 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to Marvell Semiconductor, Inc. (“MSI”) for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company’s Chairman, President and Chief Executive Officer, Sehat Sutardja, Ph.D, and the Company’s Director of Strategic Marketing and Business Development, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. Expenses were incurred for business travel use of the aircraft at a cost determined to be at fair market value.

On February 19, 2005, the Company, through its subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), entered into a development agreement with MagnetoX Inc. (“MagnetoX”). The development agreement has substantially similar terms as other development agreements with other parties.  The Company did not recognize any revenue from the development agreement during the first quarter of fiscal 2008 and fiscal 2007. Total revenue expected to be recognized from the development agreement is $1.0 million. Herbert Chang, one of the Company’s directors, is Chairman of the Board, President and Chief Executive Officer of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties.  The Company recognized $30,000 of revenue under the License Agreement with C2 Micro during the first quarter of fiscal 2008 and $0.2 million of revenue during the first quarter of fiscal 2007.  Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Pantas Sutardja, Ph.D., the Company’s Chief Technology Officer, is also a shareholder of C2Micro.

Note 11. Subsequent Events

On May 18, 2007, the Company completed the acquisition of a private company for a purchase price of $9.4 million in cash.  The private company designs and develops software for the optical storage applications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities Act of 1934, as amended,  including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding the number of days in inventory, inventory levels, and levels of accounts receivable; our expectation of additional growth in fiscal 2008 due to various reasons, including expected increases in shipments of cellular and handheld, printer ASIC and our WLAN products from new design wins, and our belief that our analog, mixed signal, digital signal processing and embedded microprocessor integrated circuit technology can be leveraged into other large volume and diverse markets; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products enabling the storage, transmission and management of large volumes of data at high speeds; the anticipated benefits of consolidating our facilities and the sufficiency of our facilities; the anticipated features and benefits of our technology solutions; our strategy and components of our strategy, including our intention to expand our market position by developing new signal processing technologies, to leverage our technology for broadband communications applications, to continue to extend our leadership position for storage market applications, and to strengthen and expand our relationship with customers using a variety of techniques; the anticipated needs of our customers; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our intention to continue to use widely available CMOS processes to manufacture our products; the benefits of our fabless manufacturing approach; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development; our expected results, cash flows, and expenses, including those related to sales and marketing, research and development and general and administrative; our intention to complete acquired in-process research and development projects; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding the growth in business and operations; our expectations regarding our compliance with SEC periodic reporting requirements and NASDAQ listing requirements; our expectations regarding the impact of the restatement of our financial statements in connection with the internal review of our historical stock option granting; our plans regarding remediation of 2007 material weakness and expectations regarding the effectiveness of those remediation efforts; our plan regarding dividends; our plan regarding forward exchange contracts; and the effect of recent accounting pronouncements and changes in taxation rules. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the risk that other remediation efforts will be insufficient to address our material weakness in internal controls and the outcome pending or future litigation and legal proceedings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, as well as the risks discussed in Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or MSIL) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. In June 2003, we acquired RADLAN Computer Communications Ltd. (RADLAN), a leading provider of embedded networking software, for aggregate consideration of approximately $134.7 million. In November 2005, we acquired the hard disk and tape drive controller business of QLogic Corporation for approximately $232.5 million.  The acquired business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives.  In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $40.8 million.  The semiconductor design business of UTStarcom designs and supplies chipsets for cellular phone applications. In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $263.0 million, including earnout payments of $10.0 million subsequently recognized during fiscal 2007 when milestones were met and potential additional earnout payments of up to $25.0 million.  The printer semiconductor division of Avago designs and develops system-on-chip and system level solutions for both inkjet and laser jet printer systems.  In November 2006, we completed the acquisition of the communications and applications processor business of Intel Corporation for approximately $605.9 million.  The communications and applications processor business of Intel designs and develops cellular baseband processors for multi-mode, multi-band wireless handheld devices such as cellular handsets, PDAs and smartphones.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2008 is comprised of 53 weeks.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 27, 2007. There have been no material changes in any of our accounting policies during fiscal 2008.

On January 28, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) to account for uncertain tax positions. Adoption of FIN 48 did not have any impact on our condensed consolidated statement of operations, and the impact on our condensed consolidated balance sheet is summarized in Note 9 – Income Taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in our subjective assumptions and judgments can materially affect our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	April 28, 2007	April 29, 2006
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	51.6	46.1
Research and development	36.9	24.8
Selling and marketing	7.9	7.5
General and administrative	3.8	3.5
Amortization of acquired intangible assets	5.9	3.3
Total operating costs and expenses	106.0	85.2
Operating (loss) income	(6.0)	14.8
Interest and other income	0.2	1.5
Interest expense	(1.6)	(0.1)
(Loss) income before income taxes	(7.4)	16.2
Provision for income taxes	0.9	3.0
(Loss) income before change in accounting policy	(8.3)	13.2
Cumulative effect of change in accounting principle, net of tax effect	—	1.7
Net income (loss)	(8.3)%	14.9%

Three Months Ended April 28, 2007 and April 29, 2006

Net Revenue

	Three Months Ended
	April 28, 2007	April 29, 2006	% Change
Net revenue	$635,050	$521,196	21.8%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances and rebates. The increase in net revenue in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 reflects an increase in volume shipments of our cellular and handset products, which increased $113.9 million.  The net revenue increase in cellular and handheld products was from our initial shipments commencing in November 2006 from the acquisition of the applications and communications processor business from Intel Corporation (Intel).  Net revenue derived from development contracts increased in absolute dollars during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, but represented less than 10% of net revenue for each period.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue.  For the quarter ended April 28, 2007, two customers each represented more than 10% of our net revenue, for a combined total of 27% of our net revenue.  For the quarter ended April 29, 2006, four customers each represented more than 10% of our net revenue, for a combined total of 53% of our net revenue.  In addition, no distributor accounted for more than 10% of our net revenue in the quarters ended April 28, 2007 and April 29, 2006.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 84% and 94% of our net revenue for the three months ended April 28, 2007 and April 29, 2006, respectively.  The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in United States dollars.

Cost of Goods Sold

	Three Months Ended
	April 28, 2007	April 29, 2006	% Change
Cost of goods sold	$327,417	$240,233	36.3%
% of net revenue	51.6%	46.1%
Gross margin	48.4%	53.9%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation costs. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin percentage for the three months ended April 28, 2007 compared to the three months ended April 29, 2006 was primarily due to lower gross margins for cellular and handset products which commenced shipping in November 2006 as a result of the acquisition of the communications and application processor business from Intel.  The cellular and handset inventory that were supplied under a supply agreement with Intel are recorded at estimated fair value as required under purchase accounting.  Our gross margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margins, product warranty costs and changes in the amount of development revenue recognized.

Research and Development and other

	Three Months Ended
	April 28, 2007	April 29, 2006	% Change
Research and development and other	$234,133	$129,228	81.2%
% of net revenue	36.9%	24.8%

Research and development and other expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation expenses, prototype costs, contracted development work costs, depreciation and amortization expense, patent investigation and filing fees and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to net hiring of additional development personnel including personnel related to our acquisitions of the printer ASIC division of Avago Technologies Limited (Avago) in May 2006 and the communications and applications processor business of Intel in November 2006 which together resulted in an increase in salary and related costs of $59.1 million.  Additionally, we incurred increased costs for depreciation and amortization expense of $14.0 million arising from purchases of property, equipment and technology licenses, increased costs of $9.0 million for prototype and related product tape-out costs for new product initiatives, increased costs of $3.4 million for tooling and engineering equipment expenses, increased stock compensation costs of $3.0 million and an increase in other allocated expenses of $8.9 million related to our expanding operations.

We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, migrate to lower process geometries, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel, including those from our acquisitions.

Selling and Marketing

	Three Months Ended
	April 28, 2007	April 29, 2006	% Change
Selling and marketing	$50,392	$38,862	29.7%
% of net revenue	7.9%	7.5%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the first quarter of fiscal

2008 compared to the first quarter of fiscal 2007 was primarily due to net hiring of additional selling and marketing personnel including the incremental salary and related expenses resulting from our acquisition of the printer semiconductor business from Avago in May 2006 and our acquisition of the communications and applications processor business from Intel in November 2006 which together resulted in an increase in salary and related costs of $9.0 million.  Additionally, we incurred an increase in allocated overhead costs of $2.4 million related to our expanding operations.

General and Administrative

	Three Months Ended
	April 28, 2007	April 29, 2006	% Change
General and administrative	$23,988	$18,558	29.3%
% of net revenue	3.8%	3.5%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation expenses, fees for professional services, and allocated occupancy costs for these operations. The increase in absolute dollars in general and administrative expense in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to an increase in legal fees of $8.1 million due largely to costs associated with our internal review by a special committee of the Board of Directors related to our historical stock option practices and related accounting matters.  In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $2.5 million. Partially offsetting the decrease in general and administrative expense in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was a $3.1 million decrease in stock compensation costs.

Amortization of Acquired Intangible Assets

	Three Months Ended
	April 28, 2007	April 29, 2006	% Change
Amortization of acquired intangible assets	$37,320	$17,351	115.1%
% of net revenue	5.9%	3.3%

In fiscal 2007, we made five acquisitions in which we acquired intangible assets which are being amortized over their estimate economic lives of one to eight years.  The increase in amortization of acquired intangible assets in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is due to additional amortization of intangible assets from new acquisitions.

Interest and Other Income

	Three Months Ended
	April 28, 2007	April 29, 2006	% Change
Interest and other income	$1,319	$8,215	(83.9)%
% of net revenue	0.2%	1.5%

Interest and other income consist primarily of interest earned on cash, cash equivalents and short-term investment balances. The decrease in interest and other income for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is primarily due to a $4.9 million reserve recorded in the first quarter of fiscal 2008 for the impairment of an equity investment in a private company which we determined to be fully impaired based on the private company’s deteriorated financial projections as well as well other qualitative information provided by the private company.  Additionally, interest and other income decreased due to lower interest income as a result to lower average cash balances for comparable periods.

Interest Expense

	Three Months Ended
	April 28, 2007	April 29, 2006	% Change
Interest expense	$(9,975)	$(599)	1,565.3%
% of net revenue	(1.6)%	(0.1)%

Interest expense consists primarily of interest paid on term loan and capital lease obligations. The increase in interest expense for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is primarily due to $7.9 million of interest expense on a term loan obligation.

Provision for Income Taxes

	Three Months Ended
	April 28, 2007	April 29, 2006	% Change
Provision for income taxes	$5,972	$15,863	(62.4)%
% of net revenue	0.9%	3.0%

Our effective tax rate was approximately (12.7%) and 18.7% for the three months ended April 28, 2007 and April 29, 2006, respectively.  The effective tax rates were affected by non-tax-deductible expenses, such as nondeductible acquisition related expenses, FAS 123R stock based compensation expenses and the accrual of interest and penalties on unrecognized tax benefits.

Cumulative Effects of Change in Accounting Principle, net of Tax Effect

	Three Months Ended
	April 28, 2007	April 29, 2006	% Change
Cumulative effects of change in accounting principle, net of tax effect	$—	$8,846	(100)%
% of net revenue	0.0%	1.7%

During the three months ended April 29, 2006, we recorded an adjustment for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R.

Liquidity and Capital Resources

Our principal source of liquidity as of April 28, 2007 consisted of $592.9 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $54.2 million for the three months ended April 28, 2007 compared to $46.7 million for the three months ended April 29, 2006. The cash inflow from operations in the first three months of fiscal 2008 was primarily due to changes in working capital. Non-cash charges in the first three months of fiscal 2008 included $37.3 million related to amortization of acquired intangible assets, $26.5 million of depreciation and amortization expense and $46.8 million of stock-based compensation.  A significant working capital change contributing to positive cash flow in the first three months of fiscal 2008 was the decrease in accounts receivable of $45.4 million primarily due to the timing of payments received from customers.  The days sales outstanding, or DSO, metric decreased to 40 days in the first three months of fiscal 2008 compared to 51 days for the first three months of fiscal 2007.  Many of our larger customers have regularly scheduled payment dates that fall immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.  Also contributing to an increase in positive cash flow was an increase in accounts payable of $12.5 million, due to an overall increase in operating activities.

Significant working capital changes offsetting positive cash flows in the first three months of fiscal 2008 included a decrease in accrued liabilities and other of $57.8 million due primarily to application of a supply contract liability related to the acquisition of communications and applications processor business of Intel and an increase in inventories of $20.6 million due to the build up of inventory to support our increasing revenue as well as inventory purchase commitments from our acquisitions.  The number of days in inventory has decreased at the end of the first quarter of fiscal 2008 to 74 days compared to 77 days at the end of the first quarter of fiscal 2007.

Net cash provided by operating activities was $46.7 million for the three months ended April 29, 2006. The cash inflows from operations in the first three months of fiscal 2007 were primarily a result of our generation of income during the period and changes to working capital. Non-cash charges in the first three months of fiscal 2007 included $17.4 million related to amortization of acquired intangible assets, $15.6 million of depreciation and amortization expense and $48.8 million of stock-based compensation. Significant working capital changes contributing to positive cash inflow in the first three months of fiscal 2007 included an increase of $15.1 million in income tax payable resulting from higher taxable income in the first three months of fiscal 2007 and a decrease in inventory of $8.7 million, primarily as a result of a reduction in wafer starts. The number of days in inventory has increased at the end of the first quarter of fiscal 2007 to 77 days compared to 58 days at the end of the first quarter of fiscal 2006 due primarily to a higher comparable inventory balance at the end of each respective quarter. We expect the number of days in inventory to fluctuate in the range of approximately 60 to 75 days depending on our wafer starts and the inventory purchase needs of our customers as well as lead times and competitive situations in the marketplace.

Significant working capital changes offsetting positive cash flows in the first three months of fiscal 2007 included an increase in accounts receivable of $48.4 million primarily due to higher total net revenue in the first three months of fiscal 2007 compared to the first three months of fiscal 2006. Although accounts receivable increased, the days sales outstanding, or DSO, metric has remained consistent in the first three months of both fiscal 2007 and 2006 at 51 days. Many of our larger customers have regularly scheduled payment dates with some of the dates falling immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on timing of large payments made by our customers. Also contributing to working capital changes offsetting positive cash flow in the first three months of fiscal 2007 was a decrease in accounts payable of $45.9 million due to payments on outstanding balances and an increase in prepaid expenses and other assets of $25.8 million due primarily to a $23.0 million payment in connection with a capacity reservation agreement with a foundry.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $151.9 million for the first three months of fiscal 2008 while net cash provided by investing activities was $127.3 million for the first three months of fiscal 2007. The net cash used in investing activities in the first three months of fiscal 2008 was due to purchases of short-term investments of $108.0 million, purchases of property and equipment of $35.3 million and purchases of technology licenses of $15.7 million, partially offset by sales and maturities of short-term investments of $8.0 million.  The net cash provided by investing activities in the first three months of fiscal 2007 was due to sales and maturities of short-term investments of $238.1 million, partially offset by purchases of short-term investments of $57.4 million, purchases of purchases of property and equipment of $28.9 million and cash paid for acquisitions of $24.0 million..

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $5.8 million for the three months ended April 28, 2007 while net cash provided by financing activities was $7.0 million for the three months ended April 29, 2006.  In the first three months of fiscal 2008, net cash used in financing activities was attributable to principal payments on capital lease and debt obligations.  In the first three months of fiscal 2007, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.  The proceeds from the issuance of common stock are primarily due to the exercises of stock options.  The increase in capital lease obligations is due to additional computer-aided design software licenses, which we acquired for use in our research and development activities.

Contractual Obligations and Commitments

In connection with the acquisition of the Intel Business, we entered into a product supply agreement with Intel.  Under the terms of the agreement we have committed to purchase a minimum number of wafers through June 2008.  If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by the Company and the quantities of supply required under the supply agreement commitment, Intel will invoice the Company for the shortfall and will deliver the corresponding quantity upon receipt of payment from the Company.  The agreement requires us to prepay for certain wafers six months in advance of delivery and requires us to issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement. As of April 28, 2007, we recorded $65.5 million in prepaid assets for prepayment of wafers and had non cancellable purchase orders outstanding of $319.7 million.

Under our manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of April 28, 2007, these foundries had incurred approximately $118.9 million of manufacturing expenses on our outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of April 28, 2007, payments totaling

$174.2 million (included in prepaid expenses and other current assets and other noncurrent assets) had been made and approximately $101.5 million of the prepayment had been utilized as of April 28, 2007.  At April 28, 2007, there are no more outstanding commitments under the agreement.

As of April 28, 2007, the Company had approximately $85.2 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

As a result of our facility move in February 2002, we obtained a sublease on one of our facilities that had a non cancellable lease.  Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $2.9 million as of January 27, 2007.  At April 28, 2007, cash payments of $10.9 million, net of sublease income had been made in connection with this charge. Approximately $2.6 million was accrued for this facilities consolidation charge as of April 28, 2007 of which $0.9 million is current and $1.7 million is long-term, payable through 2010.

In May 2006, we completed the acquisition of the printer semiconductor business of Avago. The acquisition was completed in accordance with the terms and conditions of an Asset Purchase Agreement dated February 21, 2006, as amended.  Under the terms of the Agreement, we paid $249.6 million for certain assets and intellectual property and were committed to two additional contingent cash payments of $10.0 million and $25.0 million upon the achievement of certain levels of revenue.  In the third quarter of fiscal 2007, the Company recorded contingent consideration and additional goodwill for the first contingent payment of $10 million.  The second contingent payment of $25.0 million is based on the achievement of certain levels of revenue during fiscal 2008.

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

The following table summarizes our contractual obligations as of April 28, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(remaining
	nine months)
Contractual obligations:
Operating leases	$11,319	$16,338	$13,061	$9,932	$5,885	$30,442	$86,977
Capital lease obligations	41,698	45,600	21,714	12,464	3,854	—	125,330
Purchase commitments to foundries	438,595	—	—	—	—	—	438,595
Capital purchase obligations	85,163	—	—	—	—	—	85,163
Long-term debt obligations	5,432	4,000	386,750	—	—	—	396,182
Total contractual cash obligations	$582,207	$65,938	$421,525	$22,396	$9,739	$30,442	$1,132,247

Included in operating lease commitments are anticipated lease payments for two airplanes that are currently under construction. Delivery of one airplane was made in fiscal 2007 and delivery of the second airplane is expected in fiscal 2008. The airplane will be used for business travel purposes and will be accounted for as operating leases once the airplanes are completed and delivered.

As discussed in Note 9 – Income Taxes, we adopted the provisions of FIN 48 on January 28, 2007.  At April 28, 2007, we had a total current and non-current liability of $148.4 million for unrecognized tax benefits, which included an accrual for the payment of related interest and penalties of $38.8 million.  Of the total amount, $122.0 million is classified as non-current, which includes $33.3 million of interest and penalties.  We do not expect to pay any of this amount during the next 12 months.  If circumstances change, we will reclassify any required amount to the current income tax payable.

Stock option review related impacts: The additional payable for payroll taxes associated with affected stock option grants of approximately $10.6 million, additional Section 409A expenses for the adverse tax consequences of the re-measure options exercised during calendar year 2006 of approximately $24.2 million, and Section 162(m) liabilities of $26.5 million for cumulative period from fiscal 2001 through 2007, represents potential cash outflow totaling $61.3 million.

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

Prospective capital needs: We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from exercise of employee stock options will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. In the event that we may need or desire to raise additional funds to prepay our term loan obligation or consummate acquisitions of other businesses, assets, products or technologies, we could raise such funds by electing to sell equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Our existing credit agreement however limits our ability to borrow additional funds. Certain covenants would have to be met. Additionally, we have not been in full compliance with NASDAQ Marketplace Rule 4310 (c)(14) which requires us to timely file with the SEC all filings required by the Securities Exchange Act of 1934.

However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Select Market. If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock may subject to delisting from the NASDAQ Global Select Market. If our shares are delisted from the NASDAQ Global Select Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price.

Even if we become compliant with the NASDAQ conditions for continued listing, because one of the eligibility requirements for use of a Form S-3 filing is that an issuer must have timely filed all reports required to be filed with the SEC during the preceding twelve calendar months, we will not be able to register securities on Form S-3 and would be required register these securities using a Form S-1 registration statement, which can be more complex, time consuming and expensive. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common stock.

Off-Balance Sheet Arrangements

As of April 28, 2007, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the require service period. We currently accrue the cost of compensated absences for sabbatical programs when the eligible employee complete the requisite service period. We are required to apply the provision of EITF 06-2 at the beginning of fiscal 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period specific effects of the change on prior periods presented. We adopted EITF 06-2 in the first quarter of fiscal 2008. The adoption did not have a material impact on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to our opening retained earnings. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Effective January 28, 2007, we adopted FIN 48.  See Note 9 – Income Taxes for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007.  We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement expands the standards under SFAS No. 157 which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

Related Party Transactions

During first quarters of fiscal 2008 and 2007, we incurred approximately none and $0.4 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Sehat Sutardja, Ph.D, and Director of Strategic Marketing and Business Development, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. Expenses were incurred for business travel use of the aircraft at a cost determined to be at fair market value.

On February 19, 2005, through our subsidiaries MSI and Marvell Asia Pte. Ltd. (“MAPL”), we entered into a development agreement with MagnetoX (“MagnetoX”). The development agreement has substantially similar terms as other development agreements with other third parties.  We did not recognize any revenue from the development agreement during the first quarters of both fiscal 2008 and 2007.  Herbert Chang, one of our directors, is a shareholder of MagnetoX. Estopia LLC (“Estopia”) is also a shareholder of MagnetoX. Sehat Sutardja, Ph.D. and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of MagnetoX.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties.  We recognized $30,000 of revenue under the License Agreement with C2Micro during the first quarter of fiscal 2008 and $0.2 million of revenue during the first quarter of fiscal 2007.  Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of C2Micro.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Pantas Sutardja, Ph.D., our Chief Technology Officer, is also a shareholder of C2Micro.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of April 28, 2007 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2008 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2008	2009	2010	2011	2012	Total	Fair Value
Variable Rate	$99,953	$—	$—	$—	$—	$99,953	$99,953
Average Interest Rate	5.31%	—	—	—	—	5.31%
Fixed Rate	$8,653	$20,175	$—	$—	$—	$28,828	$28,492
Average Interest Rate	3.38%	3.57%	—	—	—	3.51%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of April 28, 2007 would have an immaterial effect on our financial position, results of operations and cash flows.

Our term debt bears interest at the higher of the lender’s prime rate or 0.5% per annum above the Federal Funds Effective Rate, as defined in the agreement, plus a 1% margin.  In the case of Eurodollar loans, amounts borrowed bear interest at a rate equal to the Adjusted London Interbank Offered Rate, or LIBOR, plus 2% margin.  Such margins are subject to reductions or increases depending on our future credit rating if obtained.  We pay interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December.  The interest rate as of April 28, 2007 was 7.35%.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $6.7 million at April 28, 2007, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.  An impairment of $4.9 million was recorded in the three months ended April 28, 2007.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of April 28, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based in this evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective because of the material weaknesses described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the Company’s Annual Report on Form 10-K for the year ended January 27, 2007, which the Company is still in the process of remediating. These material weaknesses are described below:

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

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of April 28, 2007, based on the criteria established in “Internal Control - Integrated Framework” issued by the COSO. We have taken the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Implemented or Planned Remedial Actions of Material Weaknesses

Subsequent to April 28, 2007, we implemented or plan to implement further remedial actions, specifically:

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

We adopted enhancements to the process undertaken by our Audit Committee of the Board of Directors in connection with the finalization of our Quarterly Reports on Form 10-Q for filing with the SEC.

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

Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our "internal control over financial reporting" as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as noted above, we noted no additional changes have occurred during the first quarter of fiscal 2008.

Limitation on Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see the discussion included in Part II, Item 1 — “Legal Proceedings,” of this Report as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. No assurance can be given regarding the outcomes of litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Further, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows.

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

As a result of our delayed filing of our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 29, 2006, October 28, 2006, and April 28, 2007 and our Annual Report on Form 10-K for the fiscal year ended January 27, 2007, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Employees who were awarded options that were granted at a discount from fair market value and were all or partially unvested as of December 31, 2004, which we refer to as discount options, may be subject to income tax liability on the vesting date of those discount options in addition to a 20% excise tax under Internal Revenue Code section 409A and parallel state taxes. In considering actions that we believe would be in the best interests of our shareholders and employees and might substantially reduce or eliminate section 409A exposure and adverse state tax liability for our employees, we have elected to comply with the Franchise Tax Board Notice 2007-1 program in California. The program allows us to pay the additional 20% tax and interest due to the exercise of certain discounted stock options in 2006 pursuant to Revenue and Taxation Code §17501.  There is no guarantee that this measure to address employees’ adverse tax consequences will be effective or successful. Any such measures may cause us to incur additional cash or noncash compensation expense. In addition, these measures, or the failure of these measures, may require us to incur substantial expenses for legal, accounting, tax and other professional services, could cause employee satisfaction and retention issues, and may divert our management’s attention from our business, which could in the future harm our business, financial condition, results of operations and cash flows.

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

We have assessed that we have had material weaknesses in internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting.

Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty, breakdowns can occur because of simple error or mistake and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth and numerous acquisitions in recent periods, and our possible future expansion through additional acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under the Sarbanes-Oxley Act. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.  If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective in future periods.

We have not been in compliance with SEC periodic reporting requirements and NASDAQ listing requirements and may continue to face compliance issues with both, which could result in the delisting of our common shares from The NASDAQ Stock Market.

As a result of our failure to timely file our quarterly reports on Form 10-Q for the fiscal quarters ended July 29, 2006 and October 28, 2006, annual report on Form 10-K for the fiscal year ended January 27, 2007 and the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2007, we have not been in full compliance with NASDAQ Marketplace Rule 4310(c)(14) which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934.

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

In 2005, we acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation and the semiconductor design business division of UTStarcom, Inc.  In addition, in May 2006, we acquired the printer semiconductor division of Avago Technologies, Pte. as well as certain intellectual property and property and equipment from another company.  In November 2006, we purchased the communications and application processor business of Intel Corporation.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $2.5 billion as of April 28, 2007. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

In the first quarter of fiscal 2008, approximately 27% of our net revenue was derived from sales to two customers, each of which individually accounted for 10% or more of our net revenue during this period. Of these customers, Western Digital accounted for approximately 16% and Samsung accounted for approximately 11%.  No distributor accounted for more than 10% of our net revenue during the first quarter of fiscal 2008. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely seriously harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

From fiscal year 2003 to fiscal year 2005, we reported significant sequential quarterly growth in revenues; however, our revenues have been inconsistent and have generally grown at a slower sequential rate in the past eleven sequential quarters ending with the first quarter of fiscal 2008 compared to the consistent double digit sequential growth rate of the previous eleven quarters. This slower growth rate is due, among other things, to the larger base of revenue and market share we now enjoy, which makes continuation of double digit revenue growth on a sequential quarterly basis unlikely in the current market. Accordingly, investors should not rely on the results of any prior quarterly or annual periods as an indication of our future performance.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,413 employees, as of April 28, 2007. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

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

Highly complex products such as the products that we offer, frequently contain defects and bugs when they are first introduced or as new versions are released. We have in the past experienced, and may in the future experience, these defects and bugs. Historically, we have been able to design workarounds to fix these defects and bugs with minimal to no disruption to our business or our customers’ business. If any of our products contain defects or bugs, or have reliability, quality, or compatibility problems, we may not be able to successfully design workarounds. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers, attract new customers, and our financial results. In addition, these defects or bugs could interrupt or delay sales to our customers. To resolve these problems, we may have to invest significant capital and other resources. Although our products are tested by our suppliers, our customers and ourselves, it is possible that our new products will contain defects or bugs. If any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others. In addition, these problems may divert our technical and other resources from other development efforts. Moreover, we would likely lose, or experience a delay in, market acceptance of the affected product or products, and we could lose credibility with our current and prospective customers. As a result, our financial results could be materially harmed.

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

As of April 28, 2007, the aggregate principal amount of our total consolidated debt was $397.8 million. Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, make acquisitions, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend those financial covenants. A default and acceleration under one debt instrument may also trigger cross-acceleration under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could result in the lenders requiring us to repay the debt, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of April 28, 2007, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 20% of the outstanding shares our common stock. Additionally, Dr. Sehat Sutardja, our Chief Executive Officer, and Weili Dai, who now serves as our Director of Strategic Marketing and Business Development, are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. Together, these three individuals held approximately 20% of our outstanding common stock as of April 28, 2006. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai and Dr. Pantas Sutardja act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these officers, directors and others could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

Under Bermuda law, all of our officers, in exercising their powers and discharging their duties, must act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Majority shareholders do not owe fiduciary duties to minority shareholders. As a result, the minority shareholders will not have a direct claim against the majority shareholders in the event the majority shareholders take actions that damage the interests of minority shareholders. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda, except that Bermuda courts would be expected to follow English case law precedent, which would permit a shareholder to bring an action in our name if the directors or officers are alleged to be acting beyond our corporate power, committing illegal acts or violating our Memorandum of Association or Bye-laws. In addition, minority shareholders would be able to challenge a corporate action that allegedly constituted a fraud against them or required the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with the action.

We face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 84% of our net revenue in the first three months of fiscal 2008, 89% of our net revenue in fiscal 2007 and 94% of our net revenue in fiscal 2006.

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

31.2                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of  Michael Tate, Vice President, Interim Chief Financial Officer

32.1*                    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer

32.2*                    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of  Michael Tate, Vice President, Interim Chief Financial Officer

*                 In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

July 9, 2007	By:	/s/ MICHAEL TATE
Date		Michael Tate
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer

*                 In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.