Form 10-K/A
period 2007-01-27
MARVELL TECHNOLOGY GROUP LTD
filed 2007-07-13
CIK 1058057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

MARVELL TECHNOLOGY GROUP LTD.

Explanatory Note

This Form 10-K/A Amendment No. 1 amends Item 15 and the exhibits in our Annual Report on Form 10-K for the year ended January 27, 2007, originally filed with the Securities and Exchange Commission on July 2, 2007. The Item 15 list of exhibits and Index to Exhibits in that report did not include an Exhibit 23.1 – Consent of Independent Registered Public Accounting Firm (“Exhibit 23.1”). This amendment is being filed to include under Item 15 list of exhibits and Exhibit Index an Exhibit 23.1. We are filing herewith currently dated certifications in Exhibit 31.1, 31.2, 32.1 and 32.2, as listed in the exhibit index below. Except as described above, no other changes have been made to the Annual Report, and this Form 10-K/A Amendment No. 1 does not amend or update any other information contained in that original filing.

TABLE OF CONTENTS

		Page
PART IV
Item 15.	Exhibits and Financial Statement Schedules	3
Signatures		4
Index to Exhibits
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)               The following documents are filed as part of this Annual Report on Form 10-K/A Amendment No. 1:

1.                    Financial Statements:

See Index to Consolidated Financial Statements under Item 8 on page 87 of the originally filed Annual Report on Form 10-K.

2.                    Financial Statement Schedules:

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.                    Exhibits.

The exhibit list in the Index to Exhibits below in this Amendment is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Dated: July 13, 2007	By:	/s/ MICHAEL TATE
Michael Tate
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.34	Form of Restricted Stock Unit Agreement incorporated by reference to Exhibit 10.34 of the registrant’s annual report on Form 10-K for the period dated January 27, 2007 as filed on July 2, 2007

10.35#	Description of patent issuance bonus plan incorporated by reference to Exhibit 10.35 of the registrant’s annual report on Form 10-K for the period dated January 27, 2007 as filed on July 2, 2007

10.36#	Description of vice president focal bonus plan incorporated by reference to Exhibit 10.36 of the registrant’s annual report on Form 10-K for the period dated January 27, 2007 as filed on July 2, 2007

21.1	Subsidiaries of the registrant incorporated by reference to Exhibit 21.1 of the registrant’s annual report on Form 10-K for the period dated January 27, 2007 as filed on July 2, 2007

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., President and Chief Executive Officer

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael Tate, Interim Chief Financial Officer

#	Denotes an executive or director compensation plan or arrangement.

*	Certain portions of this exhibit have been omitted pursuant to request for confidential treatment granted by the Securities and Exchange Commission.

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