Form 10-Q
period 2007-07-28
MARVELL TECHNOLOGY GROUP LTD
filed 2007-09-06
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 28, 2007

or

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

The number of shares outstanding of the registrant’s common stock outstanding as of August 25, 2007 was 590,473,023 shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 28,	January 27,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$404,179	$568,008
Short-term investments	92,269	28,372
Accounts receivable, net	358,312	328,283
Inventories	295,292	247,403
Prepaid expenses and other current assets	154,576	170,123
Deferred income taxes	6,049	5,846
Total current assets	1,310,677	1,348,035
Property and equipment, net	426,177	440,943
Goodwill	1,981,517	1,977,805
Acquired intangible assets	507,133	580,558
Other non-current assets	154,998	180,359
Total assets	$4,380,502	$4,527,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,208	$240,497
Accrued liabilities	128,462	268,849
Accrued employee compensation	110,104	108,895
Income taxes payable	21,138	29,078
Deferred income	54,777	46,459
Current portion of capital lease obligations	4,471	17,408
Total current liabilities	580,160	711,186
Capital lease obligations, net of current portion	9,104	17,096
Non-current income taxes payable	128,645	116,777
Term loan obligations, long-term portion	392,750	394,750
Other long-term liabilities	42,345	60,707
Total liabilities	1,153,004	1,300,516
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	1,176	1,175
Additional paid-in capital	3,911,782	3,802,509
Accumulated other comprehensive income	352	28
Accumulated deficit	(685,812)	(576,528)
Total shareholders’ equity	3,227,498	3,227,184
Total liabilities and shareholders’ equity	$4,380,502	$4,527,700

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006

Net revenue	$656,711	$573,985	$1,291,761	$1,095,181
Operating costs and expenses:
Cost of goods sold	335,530	279,075	662,947	519,308
Research and development and other	236,194	152,645	470,327	281,873
Selling and marketing	53,942	39,267	104,334	78,129
General and administrative	33,775	19,689	57,763	38,247
Amortization of acquired intangible assets	37,293	27,405	74,613	44,756
Total operating costs and expenses	696,734	518,081	1,369,984	962,313
Operating (loss) income	(40,023)	55,904	(78,223)	132,868
Interest and other income (expense)	3,128	1,714	4,447	9,929
Interest expense	(9,942)	(623)	(19,917)	(1,222)
(Loss) income before income taxes	(46,837)	56,995	(93,693)	141,575
Provision for income taxes	9,619	12,114	15,591	27,977
(Loss) income before change in accounting principle	(56,456)	44,881	(109,284)	113,598
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	8,846
Net (loss) income	$(56,456)	$44,881	$(109,284)	$122,444
Basic (loss) income per share:
(Loss) income before change in accounting principle	$(0.10)	$0.08	$(0.19)	$0.19
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	0.02
Basic net (loss) income per share	$(0.10)	$0.08	$(0.19)	$0.21
Shares used in basic per share computation	587,534	586,133	587,480	584,918
Diluted (loss) income per share:
(Loss) income before change in accounting principle	$(0.10)	$0.07	$(0.19)	$0.18
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	0.01
Diluted net (loss) income per share	$(0.10)	$0.07	$(0.19)	$0.19
Shares used in diluted per share computation	587,534	633,533	587,480	636,524

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 28,	July 29,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(109,284)	$122,444
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle, net	—	(8,846)
Depreciation and amortization	52,420	32,558
Stock-based compensation	105,664	104,366
Amortization of acquired intangible assets	74,613	44,756
Gain from sale of asset under construction	(5,122)	—
Fair market value adjustment to cost of goods sold from supply contract	(77,641)	—
Interest expense related to supply contract	3,023	—
Excess tax benefits from stock-based compensation	(235)	(860)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,702)	(97,616)
Inventories	(88,748)	7,082
Prepaid expenses and other asset	53,992	(28,484)
Accounts payable	22,334	15,521
Accrued liabilities and other	(26,199)	5,113
Accrued employee compensation	855	(6,127)
Income taxes payable	3,928	25,380
Deferred income	8,318	(278)
Net cash (used in) provided by operating activities	(10,784)	215,009
Cash flows from investing activities:
Cash paid in acquisitions, net	(7,141)	(282,978)
Purchases of short-term investments	(113,651)	(141,418)
Sales and maturities of short-term investments	50,021	265,160
Acquisition costs	(1,138)	(3,480)
Purchases of property and equipment	(64,513)	(71,472)
Proceeds from sale of asset under construction	5,122	—
Purchases of technology licenses	(16,850)	(6,600)
Net cash used in investing activities	(148,150)	(240,788)
Cash flows from financing activities:
Proceeds from the issuance of common stock and other	2,681	33,860
Principal payments on capital lease and debt obligations	(7,811)	(9,057)
Excess tax benefits from stock-based compensation	235	860
Net cash (used in) provided by financing activities	(4,895)	25,663
Net decrease in cash and cash equivalents	(163,829)	(116)
Cash and cash equivalents at beginning of period	568,008	348,431
Cash and cash equivalents at end of period	$404,179	$348,315
Supplemental cash flow information:
Utilization of supply agreement liability	$75,938	$—

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

On February 21, 2006, the Board of Directors approved a 2 for 1 share split of the Company’s common shares, to be effected pursuant to the issuance of additional shares as a share dividend. The share split was subject to shareholder approval of an increase in the Company’s authorized share capital at the Company’s 2006 Annual General Meeting.  On June 9, 2006, shareholders at the Company’s 2006 Annual General Meeting approved an increase in the authorized share capital by 500.0 million common shares.  Share certificates representing one additional share for each share held were delivered on July 24, 2006 (payment date) to all shareholders of record at the close of business on July 10, 2006 (record date).  All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect the share split for all periods presented.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of July 28, 2007, the results of its operations for the three and six months ended July 28, 2007 and July 29, 2006, and its cash flows for the six months ended July 28, 2007 and July 29, 2006. The January 27, 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 27, 2007 included in the Company’s Annual Report on Form 10-K, as filed on July 2, 2007 with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended July 28, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Reclassifications

Certain reclassifications have been made to the Balance Sheet for the prior period balances in order to conform to the current period’s presentation.

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

The provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21 apply to sales arrangements with multiple arrangements that include a combination of hardware, software and /or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Undelivered elements typically are software warranty and maintenance services.

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

The Company accounts for rebates in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and, accordingly, records reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in the Company’s various rebate agreements.

Research and development and other

Research and development and other costs consist primarily of $236.2 million and $152.6 million of research and development costs for the three months periods ended July 28, 2007 and July 29, 2006, respectively, and included $4.1 million and $2.7 million of costs related to patent investigation and filings for the three month periods ended July 28, 2007 and July 29, 2006, respectively.

Research and development and other costs consist primarily of $470.3 million and $281.9 million of research and development costs for the six months periods ended July 28, 2007 and July 29, 2006, respectively, and included $7.1 million and $5.1 million of costs related to patent investigation and filings for the six month periods ended July 28, 2007 and July 29, 2006, respectively.  Research and development and other costs are expensed as incurred.

Stock-based compensation

The Company has share-based payment awards to its employees and directors that are fully described in Notes 7 and 8. The stock-based compensation expenses are recorded in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”).

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

Note 2. Recent Accounting Pronouncements

In June 2006, the FASB ratified EITF consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). EITF 06-2 requires companies to accrue the cost of such compensated absences over the require service period. The Company currently accrues the cost of compensated absences for sabbatical programs when the eligible employee complete the requisite service period. The Company is required to apply the provision of EITF 06-2 at the beginning of fiscal 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period specific effects of the change on prior periods presented.  The Company adopted EITF 06-2 in the first quarter of fiscal 2008. The adoption did not have a material impact on the Company’s financial position and results of operations.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Effective January 28, 2007, the Company adopted FIN 48.  See Note 9 – Income Taxes for further details.

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

Note 3. Supplemental Financial Information

Available-for-sale investments (in thousands)

	July 28, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$3,535	$—	$(23)	$3,512
Auction rate securities	68,709	—	—	68,709
U.S. Federal, State, county and municipal debt securities	20,265	—	(217)	20,048
Short-term investments	$92,509	$—	$(240)	$92,269

	January 27, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt securities	$3,547	$—	$(56)	$3,491
U.S. Federal, State, county and municipal debt securities	25,300	—	(419)	24,881
Short-term investments	$28,847	$—	$(475)	$28,372

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at July 28, 2007 are presented in the following table (in thousands):

	July 28, 2007		January 28, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$18,715	$18,542	$8,581	$8,499
Due between one and five years	5,085	5,018	20,266	19,873
Due over five years	68,709	68,709	—	—
	$92,509	$92,269	$28,847	$28,372

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

	July 28, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$—	$—	$3,512	$(23)	$3,512	$(23)
U.S. Federal, State, county and municipal debt securities	—	—	20,048	(217)	20,048	(217)
Total temporarily impaired securities	$—	$—	$23,560	$(240)	$23,560	$(240)

	January 27, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$—	$—	$3,491	$(56)	$3,491	$(56)
U.S. Federal, State, county and municipal debt securities	—	—	24,881	(419)	24,881	(419)
Total temporarily impaired securities	$—	$—	$28,372	$(475)	$28,372	$(475)

Inventories (in thousands)

	July 28,	January 27,
	2007	2007
Work-in-process	$177,786	$97,529
Finished goods	117,506	149,874
	$295,292	$247,403

Prepaid expenses and other current assets (in thousands)

	July 28,	January 27,
	2007	2007
Prepayments for foundry capacity	$27,500	$40,340
Prepayments for wafers (see Note 6)	49,613	$29,973
Receivable from foundry	18,007	19,336
Other	59,456	80,474
	$154,576	$170,123

Property and equipment (in thousands)

	July 28,	January 27,
	2007	2007
Property and equipment:
Machinery and equipment	$308,671	$269,586
Computer software	101,417	131,869
Furniture and fixtures	21,596	20,551
Leasehold improvements	32,550	12,283
Buildings	97,720	81,274
Building improvements	29,257	36,098
Land	51,500	51,500
Construction in progress	51,479	78,579
	694,190	681,740
Less: Accumulated depreciation and amortization	(268,013)	(240,797)
	$426,177	$440,943

Other non-current assets (in thousands)

	July 28,	January 27,
	2007	2007

Long-term prepayments for foundry capacity	$34,000	$46,000
Equity investments in private companies	6,734	11,679
Severance fund	39,131	32,161
Technology licenses	23,128	26,680
Deferred tax assets, non-current	17,950	18,332
Other	34,055	45,507
	$154,998	$180,359

Accrued liabilities (in thousands)

	July 28,	January 27,
	2007	2007

Supply agreement liability (see below)	$58,542	$174,724
Term loan obligations, current portion	4,000	4,000
Accrued royalties	5,981	7,791
Accrued rebates	17,979	8,877
Accrued legal and professional services	9,158	16,382
Other	32,802	57,075
	$128,462	$268,849

The following table presents the changes in the supply agreement liability during the three and six months ended July 28, 2007 (in thousands):

	Three Months	Six Months
	Ended	Ended
	July 28,	July 28,
	2007	2007
Supply agreement liability (included in accrued liabilities):
Beginning balance	$134,462	$174,724
Credit to cost of goods sold	(43,885)	(77,641)
Inventory write-down to fair market value	(33,498)	(41,564)
Interest expense	1,463	3,023
Ending balance	$58,542	$58,542

Other long-term liabilities (in thousands)

	July 28,	January 27,
	2007	2007

Accrued severance	$38,965	$34,326
Long-term facilities consolidation charge	1,652	2,447
Other	1,728	23,934
	$42,345	$60,707

Net (loss) income per share

The Company reports both basic net (loss) income per share, which is based upon the weighted average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted net (loss) income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares. The computations of basic and diluted net (loss) income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 28,	July 29,	July 28,	July 29,
	2007	2006	2007	2006
Numerator:
(Loss) income before change in accounting principle	$(56,456)	$44,881	$(109,284)	$113,598
Net (loss) income	$(56,456)	$44,881	$(109,284)	$122,444
Denominator:
Weighted average shares of common stock outstanding	587,534	586,133	587,480	584,918
Weighted average shares — basic	587,534	586,133	587,480	584,918
Effect of dilutive securities-
Warrants	—	1,695	—	1,741
Contingently issuable shares	—	—	—	—
Common stock options and other	—	45,705	—	49,865
Weighted average shares — diluted	587,534	633,533	587,480	636,524
(Loss) income before change in accounting principle
Basic	$(0.10)	$0.08	$(0.19)	$0.19
Diluted	$(0.10)	$0.07	$(0.19)	$0.18
Net (loss) income per share
Basic	$(0.10)	$0.08	$(0.19)	$0.21
Diluted	$(0.10)	$0.07	$(0.19)	$0.19

The anti-dilutive effects of warrants, common stock options, restricted stock and other securities totaling 41,056,440 shares were excluded from diluted net loss per share for the three months ended July 28, 2007.  Options to purchase 34,197,280 common shares at a weighted average exercise price of $24.77 have been excluded from the computation of diluted net income per share for the three months ended July 29, 2006 using the treasury stock method calculation.

The anti-dilutive effects of warrants, common stock options, restricted stock and other securities totaling 42,493,261 were excluded from diluted net loss per share for the six months ended July 28, 2007.  Options to purchase 26,643,184 common shares at a weighted average exercise price of $24.58 have been excluded from the computation of diluted net income per share for the six months ended July 29, 2006 using the treasury stock method calculation.

Comprehensive (loss) income (in thousands)

	Three Months Ended		Six Months Ended
	July 28, 2007	July 29, 2006	July 28, 2007	July 29, 2006

Net (loss) income	$(56,456)	$44,881	$(109,284)	$122,444
Other comprehensive (loss) income:
Unrealized gain on available-for-sale investments and other, net of tax	129	94	324	500
Total comprehensive (loss) income	$(56,327)	$44,975	$(108,960)	$122,944

Accumulated other comprehensive (loss) income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

Note 4. Business Combinations

The Company acquired the semiconductor division of UTStarcom, Inc (“UTStarcom Business”), the printer semiconductor division of Avago Technologies Limited (“Avago Business”), Intel’s communications and applications business (“ICAP Business”) and assets of two other businesses from unrelated parties during fiscal 2007.  During the second quarter of fiscal 2008, the Company acquired an unrelated private company that designs and develops software for optical storage applications.

UTStarcom Business

The Company acquired the UTStarcom Business on February 16, 2006.  The UTStarcom Business focused on the design and development of personal handyphone systems and next generation cellular communications technology. The primary reasons for the acquisition of the semiconductor division of UTStarcom were to strengthen and augment the Company’s software engineering workforce and enhance its technological capabilities for emerging cellular strategies, obtain an established product being utilized in wireless communications technology, reduce the time required to develop new products and bring them to market for next generation cellular technology and to complement the Company’s existing wireless offerings.  These factors contributed to a purchase price that was in excess of the fair value of the UTStarcom Business net tangible and intangible assets acquired.  The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

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

Avago Business

The Company acquired the Avago Business on May 1, 2006.  The Avago Business focused on the design and development of system-on-chip and system level solutions for both inkjet and laser jet printer systems. The primary purpose and benefits of the acquisition were to obtain, accelerate and strengthen the Company’s entry into the printer market, leverage its portfolio of complementary technology and obtain important printer systems level knowledge.  These factors contributed to a purchase price that was in excess of the fair value of the Avago Business net tangible and intangible assets acquired.  The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

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

ICAP Business

The Company acquired the ICAP Business on November 8, 2006.  The ICAP Business designed, manufactured, and marketed applications and communications processors for cellular phones, personal digital assistants, and other personal devices. The primary purpose and benefits of the acquisition were to obtain, accelerate and strengthen the Company’s entry into the wireless handheld device market, leverage its portfolio of complementary technology and obtain important wireless systems level knowledge.  These factors contributed to a purchase price that was in excess of the fair value of the ICAP Business net tangible and intangible assets acquired.  The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

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

Of the total purchase price, $77.8 million was allocated to in-process research and development (“IPRD”) based upon the fair values of assets acquired and was charged to expense in the fourth quarter of fiscal 2007.  The ICAP Business was developing new products that had not reached technological feasibility and which had no alternative use and therefore was immediately written-off.  The projects in process consisted of the development of new features and functionalities for sophisticated processors necessary to address customer needs, drive market acceptance and fuel the overall revenue growth profile of the acquired products.  The values assigned to IPRD were determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Discount rates ranging from 24.0% to 27.0% were used for IPRD.  At the time of the acquisition, there were three significant projects in progress that were approximately 56.0% complete with aggregate costs to complete of $31.0 million. Two of the projects have been completed and the third project is expected to be completed by the third quarter of fiscal 2008.

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

In conjunction with the acquisition of the ICAP Business, the Company entered into a supply agreement with Intel.  The supply agreement obligates the Company to purchase certain finished product and sorted wafers at a contracted price from Intel for a contracted period of time.  The contracted period of time can differ between finished products and sorted wafers. Intel’s pricing to the Company was greater than comparable prices available to the Company in the market in almost all cases. In accordance with purchase accounting, the Company recorded a liability at contract signing representing the difference between Intel prices and comparable market prices for those products for which the Company had a contractual obligation.  Once that obligation ends, the Company can purchase products from its own foundries and subcontractors or continue to use Intel until the products have transitioned to the Company’s foundries and subcontractors.  If these transitions do not occur in a timely fashion and the Company continues to purchase sorted wafers and finished products from Intel, then the Company’s gross margins could be adversely impacted.

The Company reduces its liability and credits its cost of goods sold as product is sold or scrapped.  Since the Company is obligated to purchase finished products and sorted wafers at prices above which a market participant could obtain from independent foundries and assembly/test subcontractors, the Company writes down inventory on hand to fair value. The Company also imputes and records interest expense on the supply agreement since the supply agreement liability will be incurred over multiple quarters into the future and thus the liability was initially recorded at net present value.  See Note 3 for changes in the supply contract liability and Note 6 for the contractual commitments of the supply agreement.

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

	Three Months Ended	Six Months Ended
	July 29, 2006	July 29, 2006
Net revenue	$685,241	$1,317,692
Net loss	$(95,653)	$(158,624)
Basic net loss per share	$(0.19)	$(0.32)
Diluted net loss per share	$(0.19)	$(0.32)

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

During the second quarter of fiscal 2008, the Company completed the acquisition of an unrelated private company that designs and develops software for optical storage applications for a purchase price of $9.6 million.  Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair value as of the date of the completion of the acquisition.  The Company recorded acquired net tangible assets of $3.5 million, deferred tax liability of $0.5 million, amortizable intangible assets of $1.3 million and goodwill of $5.3 million.  The intangible assets are being amortized over their useful lives ranging from three to five years.

Note 5. Goodwill and Acquired Intangible Assets

	As of July 28, 2007			As of January 27, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$703,798	$(499,509)	$204,289	$703,398	$(462,403)	$240,995
Core technology	209,700	(42,702)	166,998	209,700	(23,508)	186,192
Trade name	300	(108)	192	100	(100)	—
Customer contracts	183,000	(48,574)	134,426	183,000	(30,318)	152,682
Supply contract	900	(323)	577	900	(211)	689
Non-competition	700	(49)	651	—	—	—
Total intangible assets	$1,098,398	$(591,265)	$507,133	$1,097,098	$(516,540)	$580,558

The increase in goodwill during the second quarter of fiscal 2008 of $5.3 million was due to goodwill from the acquisition of a private company.  The increase in goodwill during the first six months of fiscal 2008 was due to the $5.3 million of goodwill from the acquisition of a private company partially offset by an adjustment of $1.3 million from the acquisition of the Avago Business (see Note 4) and other adjustments.

The increase in purchased intangibles during the three and six months ended July 28, 2007 was from the acquisition of a private company during the three months ended July 28, 2007.

Purchased technology is amortized on a straight-line basis over their estimated useful lives of one to six years.  Core technology is amortized on a straight-line basis over its estimated useful lives of one to eight years.  Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to seven years.  The supply contract is amortized on a straight-line basis over its estimated useful life of four years.  The aggregate amortization expense of identified intangible assets was $37.3 million in the second quarter of fiscal 2008, $27.4 million in the second quarter of fiscal 2007, $74.6 million in the first six months of fiscal 2008 and $44.8 million in the first six months of fiscal 2007.  The estimated total amortization expenses of acquired intangible assets are $73.9 million for the remaining six months of fiscal 2008, $142.4 million in fiscal 2009, $115.4 million in fiscal 2010, $83.1 million in fiscal 2011, $40.9 million in fiscal 2012, $29.8 million in fiscal 2013, $21.4 million in fiscal 2014 and $0.2 million for fiscal 2015.

Note 6. Commitments and Contingencies

Warranty Obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three and six months ended July 28, 2007 and July 29, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2007	July 29, 2006	July 28, 2007	July 29, 2006
Warranty accrual (included in accrued liabilities):
Beginning balance	$2,534	$4,223	$2,567	$3,914
Warranties issued	151	—	359	339
Settlements	(305)	(240)	(546)	(270)
Ending balance	$2,380	$3,983	$2,380	$3,983

Purchase Commitments

In connection with the acquisition of the ICAP Business, the Company entered into a product supply agreement with Intel.  Under the terms of the agreement the Company has committed to purchase a minimum number of wafers through June 2008.  If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by the Company and the quantities of supply required under the supply agreement commitment, Intel will invoice the Company for the shortfall and will deliver the corresponding quantity upon receipt of payment from the Company.  The agreement requires the Company to prepay for certain wafers six months in advance of delivery and issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement. As of July 28, 2007, the Company recorded $49.6 million in prepaid assets for prepayment of wafers and had non cancellable purchase orders outstanding of $207.1 million.

Under the Company’s manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of July 28, 2007, these foundries had incurred approximately $215.4 million of manufacturing expenses on the Company’s outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005.  In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of July 28, 2007, payments totaling $174.2 million which are included in prepaid expenses and other current assets and other non-current assets have been made and approximately $112.7 million of the prepayment has been utilized as of July 28, 2007.  At July 28, 2007, there are no more outstanding commitments under the agreement.

As of July 28, 2007, the Company had approximately $83.1 million of other outstanding non-cancellable purchase orders for capital purchase obligations.

Contingencies

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors approved the proposed settlement, which if approved by the court would result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation were completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order.” The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A).  On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order.  The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members.  A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The court took the matter under submission. Meanwhile the consolidated case against the underwriters proceeded. On October 2004, the district court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the settlement class contemplated by the proposed issuer settlement would be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied the petition.  At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling.  On June 25, 2007 a stipulation terminating the settlement was filed.  On September 27, 2007 plaintiffs will file their opening brief on the motion to certify the classes.  On December 21, 2007, responsive briefs are due.  On February 15, 2008 reply briefs are due.

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

On June 21, 2005, the Company filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees.  The cross complaint was later amended to name two individual officers of Jasmine.  On May 15, 2007, the Company filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine.  Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to the Company technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights.  The cross complaint seeks declaratory judgment that the Company’s technology does not incorporate any of Jasmine’s alleged technology.  The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology.  The Company intends to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint.  On June 13, 2007, Jasmine filed a demurrer to the fifth, sixth, and seventh causes of action of the Company’s second amended cross-complaint. The demurrer was heard on July 19, 2007 and denied.  On August 3, 2007, Jasmine filed its answer to the second amended complaint.  The Company has reserved October 30, 2007 as a hearing date for a motion for summary adjudication on its fifth and sixth causes of action for declaratory relief, which will seek, among other things, a determination that Jasmine held no propriety interest in the “JSLIP” algorithm, which was one of the core technologies Jasmine asserts was misappropriated by Marvell.

CSIRO Litigation. In 2004, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) sent notice letters to a number of Wi-Fi System manufacturers regarding CSIRO’s patent, U.S. Patent No. 5,487,069 as it relates to IEEE 802.11a and 802.11g wireless standards.  In May 2005, a group of system manufacturers, including customers of our 802.11a or 802.11g wireless LAN products, filed an action in the United States District Court for the Northern District of California seeking a declaratory judgment against CSIRO that the plaintiff manufacturers’ products employing the IEEE 802.11a or 802.11g wireless standards do not infringe CSIRO’s patent, U.S. Patent No. 5,487,069.  In September 2006, CSIRO filed an answer and counterclaims alleging that plaintiffs’ products that employ those wireless standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys’ fees and costs, and an injunction against sales of infringing products.  In December 2006, the district court granted CSIRO’s motion to transfer the case to the United States District Court for the Eastern District of Texas, where CSIRO had brought a similar lawsuit against another company.  As a result of CSIRO’s counterclaims for patent infringement, a customer of ours has sought indemnification from us.  Also in December 2006, CSIRO filed suit in the United States District Court for the Eastern District of Texas against several manufacturers and suppliers of wireless products, including customers of our 802.11a or 802.11g wireless LAN products.  The complaint alleges that the manufacture, use and sale of wireless products compliant with the IEEE 802.11a or 802.11g wireless standards infringes on the CSIRO patent.  As a result of CSIRO’s claim for patent infringement, another customer of ours has sought indemnification from us.  In response to these demands for indemnification, the Company has acknowledged the demands and incurred costs in response to them.  On July 3, 2007, the Company moved to intervene in the two actions described above pending in the Eastern District of Texas, for the purposes of staying the actions as to products incorporating Marvell parts in favor of the separate action that the Company filed as described in the next paragraph. Alternatively the Company moved to disqualify the firm of Townsend, Townsend and Crew from continuing to represent CSIRO because of a conflict of interest. CSIRO opposed these motions on August 3, 2007.

On May 4, 2007, the Company filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the CSIRO patent is invalid and unenforceable and that the Company and its customers do not infringe the CSIRO patent.  The complaint also seeks damages and a license for the Company and its customers on reasonable and non-discriminatory terms in the event the Company’s 802.11a/g wireless LAN products are found to infringe and the CSIRO patent is found to be valid and enforceable.  On August 3, 2007, CSIRO moved to dismiss the complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the preceding paragraph.  The Company will oppose that motion.

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

Securities Litigation.  Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors.  The complaints allege that the Company and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options.  The complaints seek, on behalf of persons who purchased our common stock during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements.  Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation.  The plaintiffs filed an amended complaint on August 16, 2007.  Pursuant to stipulation and by order of the court, defendants have 45 days to respond to the complaint.

SEC and United States Attorney Inquiries.  In July 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents relating to the Company’s stock option grants and practices.  The Company also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents.  On April 20, 2007, the Company was informed that the SEC is now conducting a formal investigation in this matter. On June 8, 2007 and July 3, 2007, the Company received document subpoenas from the SEC.  The Company has cooperated with the SEC and the United States Attorney regarding these matters and intends to continue to do so.  The Company cannot predict the outcome of these investigations.

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

Note 7. Stock-Based Compensation

Effective from January 29, 2006, the Company adopted SFAS 123R.  SFAS 123R requires the measurement and recognition of compensation expense for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on estimated fair values.  SFAS 123R supersedes previous accounting guidance under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and amends SFAS No.95, “Statement of Cash Flows.”  Under SFAS 123R, the benefits of tax deductions in excess of recognized compensation cost has to be reported as a financing cash flow, rather than as an operating cash flow.  This may reduce future net cash flows from operations and increase future net financing cash flows.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations.  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Prior to January 29, 2006, the Company accounted for its stock based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance, using the accelerated method of amortization.

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

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS 123R resulted in a cumulative benefit from change in accounting principle of $8.8 million net of tax as of the year ended January 27, 2007, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock-based compensation expense in periods prior to January 28, 2006.

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2007	July 29, 2006	July 28, 2007	July 29, 2006
Cost of goods sold	$3,275	$3,461	$6,293	$5,895
Research and development	34,591	36,244	66,633	66,681
Selling and marketing	10,997	8,462	18,148	16,696
General and administrative	10,033	7,437	14,590	15,094
	$58,896	$55,604	$105,664	$104,366

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	July 28, 2007	July 29, 2006	July 28, 2007	July 29, 2006
Volatility	45%	59%	—	41%
Expected life (in years)	5.0	4.7	—	1.3
Risk-free interest rate	4.6%	4.7%	—	5.0%
Dividend yield	—	—	—	—
Weighted average fair value	$7.58	$14.27	—	—

	Stock Option Plans		ESPP
	Six Months Ended		Six Months Ended
	July 28, 2007	July 29, 2006	July 28, 2007	July 29, 2006
Volatility	45%	59%	—	41%
Expected life (in years)	5.0	4.7	—	1.3
Risk-free interest rate	4.6%	4.7%	—	5.0%
Dividend yield	—	—	—	—
Weighted average fair value	$7.66	$15.04	—	—

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

Note 8. Shareholders’ Equity

Stock Plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 324,289,786 shares of common stock reserved for issuance thereunder as of July 28, 2007.  Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan had 3,600,000 shares of common stock reserved thereunder as of July 28, 2007.  Under the Directors’ Plan, an outside director is granted 30,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 6,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the director is terminated or resigns from the Board of Directors prior to vesting. Such right expires as the options vest over a five-year period.

In addition, the Company can also grant restricted stock.  Restricted stock are share awards that entitle the holder to receive tradable shares of the Company’s common stock upon vesting.

Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 33,871,612 shares of common stock reserve for issuance thereunder as of July 28, 2007.  Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 8 and June 8 of each year.  For the three and six months ended July 28, 2007, there was no stock-based compensation expense related to the activity under the Purchase Plan.  The Company did not issue any shares under the Purchase Plan in the three and six months ended July 28, 2007.  As of July 28, 2007, there was no unrecognized compensation cost related to the Purchase Plan.

Stock option activity under the Company’s stock option plans for the six months ended July 28, 2007 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Restricted Stock Outstanding
	(In thousands)		(In thousands)
Balance at January 27, 2007	118,627	$13.72	2,568
Granted	2,483	$16.84	99
Forfeited/canceled/expired	(7,563)	$15.20	(135)
Exercised	(707)	$6.34	—
Vested	—	$—	(303)
Balance at July 28, 2007	112,840	$13.86	2,229
Vested or expected to vest at July 28, 2007	106,471	$13.42	2,048
Exercisable at July 28, 2007	51,928	$8.93

Included in the preceding table are 1,690,000 shares of options granted to certain officers at an exercise price of $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2010.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at July 28, 2007 was $734.5 million and 6.5 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at July 28, 2007 was $543.7 million and 5.0 years, respectively.  The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of July 28, 2007.

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock vested and expected to vest as of July 28, 2007 was $38.0 million and 1.1 years, respectively.

Included in the table below is activity related to the nonvested portion of restricted stock arrangements as follows (in thousands):

	Nonvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 27, 2007	2,708	$20.10
Granted	99	$16.94
Vested	(342)	$28.63
Canceled/Forfeited	(135)	$19.34
Balance at July 28, 2007	2,330	$19.84

The Company’s current practice is to issue new shares to satisfy share option exercises. As of July 28, 2007, compensation costs related to nonvested awards not yet recognized amounted to $443.4 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.2 years and 2.5 years, respectively.

There was no total tax benefit attributable to options exercised in the six months ended July 28, 2007.  The excess tax benefits from stock-based compensation of $0.2 million as reported on the condensed consolidated statement of cash flows in financing activities represents the reduction, in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Under applicable securities laws, the Company suspended all stock option exercise transactions under its Stock Option Plan effective on the close of business on September 7, 2006.  On September 8, 2006, management communicated the trading suspension, which lasted until July 13, 2007 when the Company filed all its delinquent SEC reports, to all option holders.  As a result, the exercisability on all outstanding options, including vested awards held by certain separated employees, was modified.  The Company recorded incremental compensation costs of $8.7 million representing the excess of the fair value of the modified award over the fair value of the original award immediately before filing of the Company’s delinquent SEC reports, on affected awards in the second quarter of fiscal 2008.

In connection with the remediation steps from the Special Committee’s recommendations upon completion of the review of the Company’s past stock option practices during the second quarter of fiscal 2008, the Company’s Chief Executive Officer, Dr. Sehat Sutardja agreed to reduce the number of shares received in his December 26, 2003 option grant by 2,000,000 shares, which is the amount of underlying shares mistakenly awarded by the Executive Compensation Committee in excess of that authorized under the applicable stock option plan.  Dr. Sutardja continued employment with the Company as Chief Executive Officer.  Additionally, the outstanding options of the Company’s former Chief Operating Officer, Weili Dai that were unvested as of May 6, 2007 have been cancelled and the exercisability of already vested options have been limited, notwithstanding her continued employment.  The cancellations of grants were not accompanied by concurrent replacement grants or other valuable consideration.  As a result, the cancellations were considered a repurchase with no consideration and in accordance with SFAS 123R,  the Company recorded stock compensation expense of $8.4 million in the second quarter of fiscal 2008 for the remaining unrecognized compensation cost as of the date of the cancellation of the awards.

Stock Award Activity

In the first quarter of fiscal 2007, the Company granted 140,000 restricted stock awards to its employees under the 1995 Stock Option Plan. Such awards generally vest over a period of five years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted are considered issued and outstanding.  The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.  The grant of restricted stock awards is deducted from the shares available for grant under the Company’s stock option plan.  Restricted stock activity under the Company’s stock option plans for the three months ended July 28, 2007 is summarized below (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 27, 2007	140	$32.21
Restricted stock granted	—	—
Restricted stock forfeited	—	—
Restricted stock vested	(39)	32.23
Balance at July 28, 2007	101	$32.20

A total of 39,332 restricted stock awards vested during the three and six months ended July 28, 2007.  Based on the closing price of the Company’s stock of $18.58, on July 27, 2007, the total pretax intrinsic value of all outstanding restricted stock was $1.9 million.

Note 9. Income Taxes

The Company recorded tax expense of $9.6 million and $15.6 million for the three and six months ended July 28, 2007, compared to $12.1 million and $28.0 million for the three and six months ended July 29, 2006.  The income tax provision for these periods was affected by non-tax-deductible expenses such as SFAS 123R stock-based compensation expense, as well as the accrual of liabilities, interest and penalties associated with unrecognized benefits.  During the three months ended July 28, 2007, $1.3 million of income tax expense was recorded as a discrete item associated with a gain on the sale of an asset under construction.

The effective tax rate for the three and six months ended July 28, 2007 increased due to a smaller proportion of profits earned in zero or low tax jurisdictions during the quarter ended July 28, 2007 and due to tax on the gain associated with the sale of an asset under construction which was treated as a discrete item in the quarter.

Effective January 28, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 did not result in any reclassifications of uncertain income tax liabilities and did not have a cumulative impact to retained earnings.  As of January 28, 2007, the Company’s liabilities for unrecognized income tax benefits totaled $116.8 million which included interest and penalties of $31.5 million.  If recognized, all of the FIN 48 liabilities recorded as of the date of adoption will impact the effective tax rate.  For the six months ended July 28, 2007, $3.9 million of interest expense associated with FIN 48 liabilities was accrued as a component of income tax expense.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax provision. This policy did not change as a result of the adoption of FIN 48.

The Company conducts business globally and, as a result, one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Singapore, Japan, Taiwan, China, India, Israel, Netherlands, Switzerland, the United Kingdom, and the United States.  The Company is subject to non-U.S. income tax examinations for years beginning with fiscal year 2002 and for U.S. income tax examinations beginning with fiscal year 2004.  The U.S. subsidiaries are currently under audit by the U.S. tax authorities for the fiscal years 2004, 2005 and 2006.  The U.S. tax authorities are also reviewing employment taxes with regard to the re-measured stock options.  The Company has accrued for the employment taxes and believes that it has adequately provided for this liability.   The Japanese tax authorities have notified one of the Company’s Japanese subsidiaries that there will be an audit for the tax years 2005, 2006 and 2007 to begin during the third quarter of fiscal 2008.  It is possible that the amount of the liability for unrecognized income tax benefits, including the unrecognized income tax benefit positions which have been taken during the audit cycles referenced above, may change within the next 12 months.  The Company believes that it has adequately provided for any assessments.  The income tax rate will be affected as events occur and income tax audits are concluded.  An estimate of the range of possible changes in the effective income tax rate cannot be made at this time.

Note 10. Related Party Transactions

During the second quarters of fiscal 2008 and 2007, the Company incurred approximately $21,000 and $0.1 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to Marvell Semiconductor, Inc. (“MSI”) for Estopia Air LLC (“Estopia Air”). During the first six months of fiscal 2008 and 2007, the Company incurred approximately $73,000 and $0.5 million, respectively, of expenses from ACM, for charter aircraft services provided to MSI.  The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company’s Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja and the Company’s Director of Strategic Marketing and Business Development, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM.  Dr. Sutardja and Weili Dai are husband and wife.  Expenses were incurred for business travel use of the aircraft at a cost determined to be at fair market value.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties.  The Company recognized $9,000 and $93,000 of revenue under the License Agreement with C2 Micro during the second quarters of fiscal 2008 and 2007, respectively.  The Company recognized $39,000 and $0.3 million of revenue under the License Agreement with C2 Micro during the first six months of fiscal 2008 and 2007, respectively.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLP, are indirect shareholders of C2Micro.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, the Company’s Chief Technology Officer, is also a shareholder of C2Micro.

On January 8, 2007, through the Company’s subsidiary Marvell International Ltd., we entered into a Library/IP/Software Evaluation License Agreement (the “License Agreement”) with Verisilicon Holdings Co., Ltd. (“Verisilicon”).  The License Agreement has no consideration.  The Company also incurred $119,000 and $191,000 of royalty expense from Versilicon under a core license agreement assumed from its acquisition of the UTStarcom Business during the three and six months ended July 27, 2007.  Sehat Sutardja, Ph.D. and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of Verisilicon.  Pantas Sutardja, Ph.D., our Chief Technology Officer, is also a shareholder of Verisilicon.

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

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or “MSIL”) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. In June 2003, we acquired RADLAN Computer Communications Ltd. (“RADLAN”), a leading provider of embedded networking software, for aggregate consideration of approximately $134.7 million. In November 2005, we acquired the hard disk and tape drive controller business of QLogic Corporation for approximately $232.5 million.  The acquired business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives.  In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for approximately $40.8 million.  The semiconductor design business of UTStarcom designed and supplied chipsets for cellular phone applications. In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $263.0 million, including earnout payments of $10.0 million subsequently recognized during fiscal 2007 when milestones were met and potential additional earnout payments of up to $25.0 million.  The printer semiconductor division of Avago designed and developed system-on-chip and system level solutions for both inkjet and laser jet printer systems.  In November 2006, we completed the acquisition of the communications and applications processor business of Intel Corporation for approximately $605.9 million.  The communications and applications processor business of Intel designed and developed cellular baseband processors for multi-mode, multi-band wireless handheld devices such as cellular handsets, PDAs and smartphones.

We offer our customers a wide range of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our products can be utilized in a wide array of enterprise applications including hard disk drives, high-speed networking equipment, PCs, wireless local area network solutions (“WLAN”) for small office/home office and residential gateway solutions, and consumer applications such as cell phones, printers, digital cameras, MP3 devices, speakers, game consoles and PDAs.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 28, 2007	July 29, 2006	July 28, 2007	July 29, 2006

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	51.1	48.6	51.3	47.4
Research and development and other	36.0	26.6	36.4	25.8
Selling and marketing	8.2	6.9	8.1	7.1
General and administrative	5.1	3.4	4.5	3.5
Amortization of acquired intangible assets	5.7	4.8	5.8	4.1
Total operating costs and expenses	106.1	90.3	106.1	87.9
Operating income (loss)	(6.1)	9.7	(6.1)	12.1
Interest and other income, net	0.5	0.3	0.3	0.9
Interest expense	1.5	0.1	1.5	0.1
Income (loss) before income taxes	(7.1)	9.9	(7.3)	12.9
Provision for income taxes	1.5	2.1	1.2	2.5
Income (loss) before change in accounting principle	(8.6)	7.8	(8.5)	10.4
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	0.8
Net income (loss)	(8.6)%	7.8%	(8.5)%	11.2%

Three and Six Months Ended July 28, 2007 and July 29, 2006

   Net Revenue

	Three Months Ended			Six Months Ended
	July 28, 2007	July 29, 2006	Percent Change	July 28, 2007	July 29, 2006	Percent Change
Net revenue	$656,711	$573,985	14.4%	$1,291,761	$1,095,181	17.9%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances and rebates. The increase in net revenue in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 reflects an increase in volume shipments of our cellular and handset products due to increased demand and acceptance of our products, which increased $135.9 million.  Partially offsetting the increase in revenues were decreases in revenue of our storage SOC products and hard disk controller products.  The net revenue increase in cellular and handheld products was from our initial shipments commencing in November 2006 from the acquisition of the applications and communications processor business from Intel Corporation (“Intel”). The decrease in revenue for our storage SOC products was due to lower seasonal demand while the decrease in hard disk controller products was primarily due to lower demand. The increase in net revenue in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 reflects an increase in volume shipments of our cellular and handset products due to increased demand and acceptance for the products which increased $250.0 million.  Partially offsetting the increase in revenue for the first six month of fiscal 2008 compared to the same period in fiscal 2007 was a decrease in SOC storage products due to lower demand.  Net revenue derived from development contracts decreased in absolute dollars during the second quarter and first six months of fiscal 2008 as compared to the second quarter and first six months of fiscal 2007, but represented less than 10% of net revenue for each period.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue.  For the three months ended July 28, 2007, two customers each represented more than 10% of our net revenue, for a combined total of 27% of our net revenue.  For the six months ended July 28, 2007, one customer accounted for more than 10% of our net revenue with a total of 15% of our net revenue.  For the three months ended July 29, 2006, three customers each represented more than 10% of our net revenue, for a combined total of 40% of our net revenue. For the six months ended July 29, 2006, four customers each represented more than 10% of our net revenue, for a combined total of 51% of our net revenue. In addition, no distributor accounted for more than 10% of our net revenue in the three and six months ended July 28, 2007 and in the three and six months ended July 29, 2006.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 81% and 92% of our net revenue for the three months ended July 28, 2007 and July 29, 2006 respectively Sales to customers located in Asia represented 83% and 93% of our net revenue for the six months ended July 28, 2007 and July 29, 2006 respectively. The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in United States dollars.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	July 28, 2007	July 29, 2006	Percent Change	July 28, 2007	July 29, 2006	Percent Change

Cost of goods sold	$335,530	$279,075	20.2%	$662,947	$519,308	27.7%
% of net revenue	51.1%	48.6%		51.3%	47.4%
Gross margin	48.9%	51.4%		48.7%	52.6%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation costs. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin percentage for the three and six months ended July 28, 2007 compared to the three and six months ended July 29, 2006 was primarily due to higher inventory excess and obsolescence provision and to lower gross margins for cellular and handset products which commenced shipment in November 2006 as a result of the acquisition of the communications and applications processor business from Intel.  The excess and obsolescence provision increased by $22.4 million and $23.3 million for the three and six months ended July 28, 2007, respectively, compared to the same periods in the prior year.  The increase in excess and obsolescence provision was due to the mix and quantities on hand compared to forecasted demand for such products on hand including storage SOC, communications and applications processors and wireless products.  The cellular and handset inventory that we are contractually obligated to purchase under a supply agreement with Intel are recorded at estimated fair value as required under purchase accounting.  The amount of the supply agreement credited against cost of goods sold was $43.9 million and $77.6 million for the three and six months ended July 28, 2007, respectively.  We anticipate that we will continue to source cellular and handset inventory under the Intel supply agreement, and that such purchases will in significant part be beyond our minimum committed levels under the agreement.  We will record such inventory at cost, which will adversely impact our gross margins relative to periods where we only purchased inventory at the minimum committed level.  The supply agreement requires us to purchase inventory earlier than anticipated product shipments to our customers resulting in higher levels of inventory and associated carrying costs.  As a result, the higher levels of inventory increase our risk of holding excess and obsolete inventory.  Our gross margins may also fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margins, product warranty costs and changes in the amount of development revenue recognized.

Research and Development and Other

	Three Months Ended			Six Months Ended
	July 28, 2007	July 29, 2006	Percent Change	July 28, 2007	July 29, 2006	Percent Change

Research and development and other	$236,194	$152,645	54.7%	$470,327	$281,873	66.9%
% of net revenue	36.0%	26.6%		36.4%	25.8%

Research and development and other expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation expenses, prototype costs, contracted development work costs, depreciation and amortization expense, patent investigation and filing fees and allocated occupancy costs for these operations. The increase in research and development and other expense in absolute dollars in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to net hiring of additional development personnel including personnel related to our acquisition of the communications and applications processor business of Intel in November 2006 which together resulted in an increase in salary and related costs of $50.3 million.  Additionally, we incurred increased costs for depreciation and amortization expense of $14.1 million arising from purchases of property, equipment and technology licenses, increased costs of $1.9 million for prototype and related product tape-out costs for new product initiatives, increased patent investigation and filing fees of $1.4 million and an increase in other allocated expenses of $10.0 million related to our expanding operations. Research and development related costs for the three month period ended July 28, 2007 was $232.2 million as compared to $149.9 million for the three month period ended July 29, 2006, an increase of $82.3 million or 54.9%.

The increase in research and development and other expense in absolute dollars in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was primarily due to net hiring of additional development personnel including personnel related to our acquisition of the communications and applications processor business of Intel in November 2006 which together resulted in an increase in salary and related costs of $108.0 million.  Additionally, we incurred increased costs for depreciation and amortization expense of $28.1 million arising from purchases of property, equipment and technology licenses, increased costs of $10.9 million for prototype and related product tape-out costs for new product initiatives, increased costs of $4.0 million for evaluation boards and supplies arising from the increase in product initiatives, increased patent investigation and filing fees of $2.1 million and an increase in other allocated expenses of $18.9 million related to our expanding operations. Research and development related costs for the six month period ended July 28, 2007 was $463.2 million as compared to $276.8 million for the six month period ended July 29, 2006, an increase of $186.4 million or 67.3%.

Selling and Marketing

	Three Months Ended			Six Months Ended
	July 28, 2007	July 29, 2006	Percent Change	July 28, 2007	July 29, 2006	Percent Change

Selling and marketing	$53,942	$39,267	37.4%	$104,334	$78,129	33.5%
% of net revenue	8.2%	6.9%		8.1%	7.1%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the second  quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to the net hiring of additional selling and marketing personnel including the incremental salary and related expenses resulting from our acquisition of the communications and applications processor business from Intel in November 2006 which together resulted in an increase in salary and related costs of $7.9 million.  Selling and marketing expense also increased due to the net increase in stock compensation expense of $2.5 million.  The $2.5 million net increase in stock compensation consisted of $3.6 million recorded in connection with the modification of stock options for terminated employees who could not exercise vested options due to the suspension of stock option activity during the internal review related to stock option practices partially offset by a decrease in the normal stock compensation expense.  Additionally, we incurred an increase in allocated overhead costs of $2.2 million related to our expanding operations.

The increase in selling and marketing expense in absolute dollars in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was primarily due to the net hiring of additional selling and marketing personnel including the incremental salary and related expenses resulting from our acquisition of the communications and applications processor business from Intel in November 2006 which together resulted in an increase in salary and related costs of $16.4 million.  Additionally, we incurred other variable sales and marketing costs of $2.8 million related to expanding our sales and marketing activities as we broaden our customer and product base.  We also incurred an increase in allocated overhead costs of $4.6 million related to our expanding operations as well as a net increase in stock compensation expense of $1.5 million of which $3.6 million was recorded in connection with the modification of stock options for terminated employees who could not exercise vested options due to the suspension of stock option activity during the internal review related to stock option practices partially offset by a decrease in the normal stock compensation expense.

General and Administrative

	Three Months Ended			Six Months Ended
	July 28, 2007	July 29, 2006	Percent Change	July 28, 2007	July 29, 2006	Percent Change

General and administrative	$33,775	$19,689	71.5%	$57,763	$38,247	51.0%
% of net revenue	5.1%	3.4%		4.5%	3.5%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation expenses, fees for professional services, and allocated occupancy costs for these operations. The increase in absolute dollars in general and administrative expense in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to an increase in legal fees of $11.1 million due largely to costs associated with our internal review by a special committee of the Board of Directors related to our historical stock option practices and related accounting matters which was completed in the second quarter of fiscal 2008.  In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $4.6 million. General and administrative expense also increased due to a net increase in stock compensation expense of $2.6 million of which $1.4 million was recorded in connection with the modification of stock options for terminated employees who could not exercise vested options due to the suspension of stock option activity during the internal review related to stock option practices.  Partially offsetting the increase in general and administrative expense in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was a $5.1 million gain from the sale of an asset under construction.

The increase in absolute dollars in general administrative expense in the first six months of fiscal 2008 compared to the first six months of the fiscal 2007 was primarily due to an increase in legal fees of $16.1 million due largely to costs associated with our internal review by a special committee of the Board of Directors related to our historical stock option practices and related accounting matters which was completed in the second quarter of fiscal 2008.  In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $7.0 million.  Partially offsetting the increase in general and administrative expense in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was a $5.1 million gain from the sale of an asset under construction.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	July 28, 2007	July 29, 2006	Percent Change	July 28, 2007	July 29, 2006	Percent Change
Amortization of acquired intangible assets	$37,293	$27,405	36.1%	$74,613	$44,756	66.7%
% of net revenue	5.7%	4.8%		5.8%	4.1%

In the first six months of fiscal 2007, we made three acquisitions in which we acquired intangible assts which are being amortized over their estimated economic lives of one to six years.  The increase in amortization of acquired intangible assets in the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007 was due to additional amortization of intangible assets from the acquisitions made in the first six months of fiscal 2007.

Interest and Other Income, net

	Three Months Ended			Six Months Ended
	July 28, 2007	July 29, 2006	Percent Change	July 28, 2007	July 29, 2006	Percent Change
Interest and other income, net	$3,128	$1,714	82.5%	$4,447	$9,929	(55.2)%
% of net revenue	0.5%	0.3%		0.3%	0.9%

Interest and other income, net consist primarily of interest earned on cash, cash equivalents and short-term investment balances. The increase in interest and other income for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 is primarily due to a $5.0 million charge for a reserve recorded in the second quarter of fiscal 2007 for an advance payment to a company which subsequently filed for bankruptcy.  Partially offsetting the increase in interest and other income, net was a decrease in interest income as a result of lower average cash balances for comparable periods.  The decrease in interest and other income, net for the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was due primarily to a decrease in interest income as a result of lower average cash balances for comparable periods partially offset by a $5.0 million charge for a reserve recorded in the first six months of fiscal 2007 for an advance payment to a company that subsequently filed for bankruptcy.

Interest Expense

	Three Months Ended			Six Months Ended
	July 28, 2007	July 29, 2006	Percent Change	July 28, 2007	July 29, 2006	Percent Change
Interest expense	$9,942	$623	1,495.8%	$19,917	$1,222	1,529.9%
% of net revenue	1.5%	0.1%		1.5%	0.1%

Interest expense consists primarily of interest paid on term loan and capital lease obligations. The increase in interest expense for the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007 is primarily due to interest expense on a term loan obligation and supply agreement.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 28, 2007	July 29, 2006	Percent Change	July 28, 2007	July 29, 2006	Percent Change

Provision for income taxes	$9,619	$12,114	(20.6)%	$15,591	$27,977	(44.3)%
% of net revenue	1.5%	2.1%		1.2%	2.5%

Our effective tax rate was (20.5%) and (16.6%) for the three and six months ended July 28, 2007 compared to 21.3% and 19.8% for the three and six months ended July 29, 2006.  The effective tax rates were affected by non-tax-deductible expenses, such as FAS 123R stock based compensation expenses and amortization of acquired intangibles.  Additionally, the effective tax rate for the three and six months ended July 28, 2007 increased by the fact that a smaller proportion of profit was earned in zero or low tax jurisdictions during the quarter ended July 28, 2007, and due to tax on the gain associated with the sale of an asset under construction which was treated as a discrete item in the quarter.

Cumulative Effects of Change in Accounting Principle, net of Tax Effect

	Three Months Ended			Six Months Ended
	July 28, 2007	July 29, 2006	Percent Change	July 28, 2007	July 29, 2006	Percent Change

Cumulative effects of change in accounting principle, net of tax effect	$—	$—	—%	$—	$8,846	(100.0%)
% of net revenue	—%	—%		—%	0.8%

During the first quarter of fiscal 2007, we recorded an adjustment for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R.

Liquidity and Capital Resources

Our principal source of liquidity as of July 28, 2007 consisted of $496.4 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash (Used In) Provided by Operating Activities

Net cash used in operating activities was $10.8 million for the six months ended July 28, 2007 compared to net cash provided by operating activities of $215 million for the six months ended July 29, 2006. The cash inflow from operations in the first six months of fiscal 2008 was primarily due to changes in working capital. Non-cash charges in the first six months of fiscal 2008 included $74.6 million related to amortization of acquired intangible assets, $52.4 million of depreciation and amortization expense, $105.7 million of stock-based compensation and $77.6 for a fair market value adjustment to cost of goods sold from a supply contract.  Significant working capital changes contributing to the use of cash in operating activities included an increase in inventories of $88.7 million from inventory purchase commitments and build up of inventory to support increased revenue levels.  The number of days in inventory has increased at the end of the second quarter to fiscal 2008 to 80 days from 75 days at the end of the second quarter of fiscal 2007 due to the higher comparable inventory balance at the end of each respective quarter.  Also contributing to the use of cash in operating activities was an increase in accounts receivable of $28.7 million primarily due to the timing of payments received from customers.  The days outstanding, or DSO metric decreased to 49 days at the end of the second quarter of fiscal 2008 compared to 54 days in at the end of the second quarter of fiscal 2007.  Many of our larger customers have regularly scheduled payment dates that fall immediately before or after our fiscal quarter-end.  As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.  Also, contributing to the use of cash in operating activities was a decrease in accrued liabilities and other of $26.2 million due primarily to a reduction in accrued legal expenses and payment of an acquisition contingency.

Significant working capital changes contributing to positive cash flows in the first six months of fiscal 2008 included a decrease in prepaid expense and other assets of $54.0 million due primarily to the utilization of prepaid foundry capacity and prepaid wafers.  Also contributing to positive cash flows was an increase in accounts payable of $22.3 million due to the increase in overall activity and to the increase in inventory.

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

Significant working capital changes offsetting positive cash flows in the first six months of fiscal 2007 included an increase in accounts receivable of $97.6 million primarily due to higher total net revenue in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. Accounts receivable increased and the days sales outstanding, or DSO, metric increased to 54 days at the end of second quarter of fiscal 2007 compared to 48 days at the end of the second quarter of fiscal 2006.  Also contributing to working capital changes offsetting positive cash flow in the first six months of fiscal 2007 was an increase in prepaid expenses and other current assets of $28.5 million due primarily to payments made in connection with a capacity reservation agreement with a foundry.

Net Cash Used in Investing Activities

Net cash used in investing activities was $148.2 million for the first six months of fiscal 2008 while net cash used in investing activities was $240.8 million for the first six months of fiscal 2007. The net cash used in investing activities in the first six months of fiscal 2008 was due to purchases of short-term investments of $113.7 million, purchases of property and equipment of $64.5 million and purchases of technology licenses of $16.9 million, partially offset by sales and maturities of short-term investments of $50.0 million.  The net cash provided by investing activities in the first six months of fiscal 2007 was due to sales and maturities of short-term investments of $265.2 million, purchases of property and equipment of $71.5 million and cash paid for acquisitions of $283.0 million partially offset by purchases of short-term investments of $141.4 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $4.9 million for the six months ended July 28, 2007 while net cash provided by financing activities was $25.7 million for the six months ended July 29, 2006.  In the first six months of fiscal 2008, net cash used in financing activities was attributable to principal payments on capital lease and debt obligations partially offset by proceeds from the issuance of common stock under stock option plans.  In the first six months of fiscal 2007, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans, partially offset by principal payments on capital lease obligations.  The proceeds from the issuance of common stock are primarily due to the exercises of stock options.

Contractual Obligations and Commitments

In connection with the acquisition of the ICAP Business, we entered into a product supply agreement with Intel.  Under the terms of the agreement we have committed to purchase a minimum number of wafers through June 2008.  If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by the Company and the quantities of supply required under the supply agreement commitment, Intel will invoice the Company for the shortfall and will deliver the corresponding quantity upon receipt of payment from the Company.  The agreement requires us to prepay for certain wafers six months in advance of delivery and requires us to issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement. As of July 28, 2007, we recorded $49.6 million in prepaid assets for prepayment of wafers and had non cancellable purchase orders outstanding of $207.1 million.

Under our manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of July 28, 2007, these foundries had incurred approximately $215.4 million of manufacturing expenses on our outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of July 28, 2007, payments totaling $174.2 million (included in prepaid expenses and other current assets and other noncurrent assets) had been made and approximately $112.7 million of the prepayment had been utilized as of July 28, 2007.  At July 28, 2007, there are no more outstanding commitments under the agreement.

As of July 28, 2007, the Company had approximately $83.1 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

As a result of our facility move in February 2002, we obtained a sublease on one of our facilities that had a non cancellable lease.  Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $2.9 million as of January 27, 2007.  At July 28, 2007, cash payments of $11.1 million, net of sublease income had been made in connection with this charge. Approximately $2.4 million was accrued for this facilities consolidation charge as of July 28, 2007 of which $0.7 million is current and $1.7 million is long-term, payable through 2010.

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

The following table summarizes our contractual obligations as of July 28, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(remaining six months)
Contractual obligations:
Operating leases	$6,574	$14,759	$11,613	$8,162	$4,114	$13,156	$58,378
Capital lease obligations	19,984	40,712	20,649	12,464	3,854	—	97,663
Purchase commitments to foundries	422,453	—	—	—	—	—	422,453
Capital purchase obligations	83,099	—	—	—	—	—	83,099
Long-term debt obligations	4,427	4,000	390,750	—	—	—	399,177
Total contractual cash obligations	$536,537	$59,471	$423,012	$20,626	$7,968	$13,156	$1,060,770

As discussed in Note 9 – Income Taxes, effective January 28, 2007, we adopted the provisions of FIN 48. The adoption of FIN 48 did not result in any reclassifications of uncertain income tax liabilities and did not have a cumulative impact to retained earnings.  The cumulative uncertain income tax position balance as of July 28, 2007 is $128.6 million which has been accrued for in the current and prior year tax provisions.  Each year this accrued balance is adjusted for income tax statutes of the taxing jurisdictions within which we conduct business.  We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for the recorded liabilities, therefore our FIN 48 liabilities are not included in the above table.

Stock option review related impacts: The additional payable for payroll taxes associated with affected stock option grants of approximately $10.6 million, additional Section 409A expenses for the adverse tax consequences of the re-measure options exercised during calendar year 2006 of approximately $24.2 million, and Section 162(m) liabilities of $26.5 million for cumulative period from fiscal 2001 through 2007, represents potential cash outflow totaling $61.3 million and was accrued during the restated fiscal years 2001 through 2006 as well as in fiscal year 2007.  Through July 28, 2007, $20.3 million has been paid on account of Section 409A and employment taxes on gross up payments.  The remaining balances appear on the balance sheet in current liabilities.  The liabilities recorded in connection with the stock option review are not included in the above table because it is not feasible to reasonably estimate when the liabilities will be paid.

The IRS has provided taxpayers with the following two ways of correcting unexercised discounted stock options: 1) setting a fixed exercise date; and 2) increasing the exercise price of the option up to the fair market price on the date of grant. We are actively evaluating these options. The discount associated with unexercised stock options outstanding as of January 27, 2007 amounted to approximately $51.7 million. As of July 28, 2007, we have not determined the tax consequences, if any associated with these potential future remedies.

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

If the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Select Market. If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our common shares may subject to delisting from the NASDAQ Global Select Market. Additionally, we have not been in full compliance with NASDAQ Marketplace Rule 4310 (c)(14) which requires us to timely file with the SEC all filings required by the Securities Exchange Act of 1934, as amended.  If our shares are delisted from the NASDAQ Global Select Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market. If our common shares are no longer traded through a market system, the liquidity of our common shares may be greatly reduced, which could negatively affect its price.

Because one of the eligibility requirements for use of a Form S-3 filing is that an issuer must have timely filed all reports required to be filed with the SEC during the preceding twelve calendar months, we currently cannot register securities on Form S-3 and would be required register these securities using a Form S-1 registration statement, which can be more complex, time consuming and expensive. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common stock.

Off-Balance Sheet Arrangements

As of July 28, 2007, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

This Interpretation requires that we recognize in our financial statements the impact of an income tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to our opening retained earnings. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Effective January 28, 2007, we adopted FIN 48.  See Note 9 – Income Taxes for further details.

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

Related Party Transactions

During second quarters of fiscal 2008 and 2007, we incurred approximately $21,000 and $0.1 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”). During the first six months of fiscal 2008 and 2007, we incurred approximately $73,000 and $0.5 million respectively of expenses from an unrelated third party entity, ACM for charter aircraft services provided to MSI. The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja and Director of Strategic Marketing and Business Development, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM.  Dr. Sutardja and Weili Dai are husband and wife.  Expenses were incurred for business travel use of the aircraft at a cost determined to be at fair market value.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties.  We recognized $9,000 and $93,000 of revenue under the License Agreement with C2Micro during the second quarters of fiscal 2008 and 2007, respectively.  We recognized $39,000 and $0.3 million of revenue under the License Agreement with C2Micro during the first six months of fiscal 2008 and 2007, respectively.  As of July 28, 2007, we had a receivable of $9,000 from C2Micro.  Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia LLP, are indirect shareholders of C2Micro.  Herbert Chang, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Pantas Sutardja, Ph.D., our Chief Technology Officer, is also a shareholder of C2Micro.

On January 8, 2007, through our subsidiary Marvell International Ltd., we entered into a Library/IP/Software Evaluation License Agreement (the “License Agreement”) with Verisilicon Holdings Co., Ltd. (“Verisilicon”).  The License Agreement has no consideration.  We also incurred $119,000 and $191,000 of royalty expense from Versilicon under a core license agreement assumed from our acquisition of the UTStarcom Business during the three and six months ended July 28, 2007.  Sehat Sutardja, Ph.D. and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of Verisilicon.  Pantas Sutardja, Ph.D., our Chief Technology Officer, is also a shareholder of Verisilicon.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of July 28, 2007 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2008 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2008	2009	2010	2011	2012	Total	Fair Value
Variable Rate	$68,709	$—	$—	$—	$—	$68,709	$68,709
Average Interest Rate	5.29%	—	—	—	—	5.29%
Fixed Rate	$8,578	$15,222	$—	$—	$—	$28,800	$23,560
Average Interest Rate	3.41%	3.58%	—	—	—	3.52%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of July 28, 2007 would have an immaterial effect on our financial position, results of operations and cash flows.

Our term debt bears interest at the higher of the lender’s prime rate or 0.5% per annum above the Federal Funds Effective Rate, as defined in the agreement, plus a 1% margin.  In the case of Eurodollar loans, amounts borrowed bear interest at a rate equal to the Adjusted London Interbank Offered Rate, or LIBOR, plus 2% margin.  Such margins are subject to reductions or increases depending on our future credit rating if obtained.  We pay interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December.  The interest rate as of July 28, 2007 was 7.35%.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $6.7 million at July 28, 2007, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.  An impairment of $4.9 million was recorded in the three months ended April 28, 2007.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of July 28, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based in this evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective because of the material weaknesses described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the Company’s Annual Report on Form 10-K for the year ended January 27, 2007, which the Company is still in the process of remediating. These material weaknesses are described below:

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

Because of these material weaknesses which the Company is still in the process of remediating, management has concluded that we did not maintain effective internal control over financial reporting as of July 28, 2007, based on the criteria established in “Internal Control - Integrated Framework” issued by the COSO. We have undertaken the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and interim Chief Financial Officer, also conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Implemented or Planned Remedial Actions of Material Weaknesses

During the quarter ended July 28, 2007 and subsequent to that date, we implemented or plan to implement further remedial actions, specifically:

•                  Implemented or planned remediation efforts regarding the material weakness in internal control over financial reporting related to an ineffective control environment include the following:

Following the Special Committee’s recommendations, we are conducting a search for a new Chief Financial Officer and General Counsel and are planning to conduct a search for a new Chief Operating Officer and Vice President of Compliance. The Vice President of Compliance will report directly to the Audit Committee of the Board. Additionally, the Board’s Governance Committee is conducting a search for three new independent directors to fill existing vacancies. One of these independent directors will succeed Dr. Sutardja as Chairman of the Board.

We continue to adopt enhancements to the process undertaken by our management and Audit Committee of the Board of Directors in connection with the finalization of our Quarterly Reports on Form 10-Q for filing with the SEC.

Management is committed to a goal to significantly reduce internal control deficiencies.  We are in the process of developing our detailed remediation plan for internal control deficiencies, prioritized based on our risk assessment of the deficiencies.  We are actively assessing controls over other processes that may be more susceptible to potentially material misstatements.  We have identified the general nature of our deficiencies at January 28, 2007 and have already begun remediation efforts.

We are actively conducting a search for a new General Counsel and Chief Financial Officer. We also plan to further strengthen our controls over the monthly closing and financial reporting processes by continuing to hire additional personnel with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. The hiring of additional, qualified personnel is critical to the building of a finance organization with the depth and breadth of knowledge to support our planned operations.

•                  Implemented or planned remediation efforts regarding the material weakness over accounting for and disclosure of our stock-based compensation expense under FAS 123R include the changes in internal control over financial reporting, as stated above, along with the following:

We are in the process of developing effective internal controls over accounting for and disclosure of our stock-based compensation expense under FAS 123R.  We are continuing to assess the need for additional managerial and qualified staff resources. As more qualified individuals are hired and training of appropriate personnel is completed, effective monitoring controls will be in place and maintained to ensure existence, completeness, accuracy, valuation and presentation of our stock-based compensation expense.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors approved the proposed settlement, which if approved by the court would result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation were completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order.” The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A).  On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order.  The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members.  A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The court took the matter under submission. Meanwhile the consolidated case against the underwriters proceeded. On October 2004, the district court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the settlement class contemplated by the proposed issuer settlement would be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied the petition.  At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling.  On June 25, 2007, a stipulation terminating the settlement was filed.  On September 27, 2007, Plaintiffs will file their opening brief on the motion to certify the classes. On December 21, 2007, responsive briefs are due.  On February 15, 2008, reply briefs are due.

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

On June 21, 2005, we filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees.  The cross complaint was later amended to name two individual officers of Jasmine.  On May 15, 2007, we filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine.  Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to us technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights.  The cross complaint seeks declaratory judgment that our technology does not incorporate any of Jasmine’s alleged technology.  The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology.  We intend to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint. On June 13, 2007, Jasmine filed a demurrer to the fifth, sixth, and seventh causes of action of our second amended cross-complaint. The demurrer was heard on July 19, 2007 and denied. On August 3, 2007, Jasmine filed its answer to the second amended complaint. We have reserved October 30, 2007 as a hearing date for a motion for summary adjudication on its fifth and sixth causes of action for declaratory relief, which will seek, among other things, a determination that Jasmine held no propriety interest in the “JSLIP” algorithm, which was one of the core technologies Jasmine asserts was misappropriated by Marvell.

CSIRO Litigation. In 2004, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) sent notice letters to a number of Wi-Fi System manufacturers regarding CSIRO’s patent, U.S. Patent No. 5,487,069 as it relates to IEEE 802.11a and 802.11g wireless standards.  In May 2005, a group of system manufacturers, including customers of our 802.11a or 802.11g wireless LAN products, filed an action in the United States District Court for the Northern District of California seeking a declaratory judgment against CSIRO that the plaintiff manufacturers’ products employing the IEEE 802.11a or 802.11g wireless standards do not infringe CSIRO’s patent, U.S. Patent No. 5,487,069.  In September 2006, CSIRO filed an answer and counterclaims alleging that plaintiffs’ products that employ those wireless standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys’ fees and costs, and an injunction against sales of infringing products.  In December 2006, the district court granted CSIRO’s motion to transfer the case to the United States District Court for the Eastern District of Texas, where CSIRO had brought a similar lawsuit against another company.  As a result of CSIRO’s counterclaims for patent infringement, a customer of ours has sought indemnification from us.  Also in December 2006, CSIRO filed suit in the United States District Court for the Eastern District of Texas against several manufacturers and suppliers of wireless products, including customers of our 802.11a or 802.11g wireless LAN products.  The complaint alleges that the manufacture, use and sale of wireless products compliant with the IEEE 802.11a or 802.11g wireless standards infringes on the CSIRO patent.  As a result of CSIRO’s claim for patent infringement, another customer of ours has sought indemnification from us.  In response to these demands for indemnification, we have acknowledged the demands and incurred costs in response to them. On July 3, 2007, we moved to intervene in the two actions described above pending in the Eastern District of Texas, for the purposes of staying the actions as to products incorporating Marvell parts in favor of the separate action that we filed as described in the next paragraph. Alternatively we moved to disqualify the firm of Townsend, Townsend and Crew from continuing to represent CSIRO because of a conflict of interest. CSIRO opposed these motions on August 3, 2007.

On May 4, 2007, we filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the CSIRO patent is invalid and unenforceable and that we and our customers do not infringe the CSIRO patent.  The complaint also seeks damages and a license for us and our customers on reasonable and non-discriminatory terms in the event our 802.11a/g wireless LAN products are found to infringe and the CSIRO patent is found to be valid and enforceable.  On August 3, 2007, CSIRO moved to dismiss the complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the preceding paragraph. Marvell will oppose that motion.

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

Securities Litigation.  Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors.  The complaints allege that we and certain of our officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options.  The complaints seek, on behalf of persons who purchased our common stock during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements.  Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation.  The plaintiffs filed an amended complaint on August 16, 2007.  Pursuant to stipulation and by order of the court, defendants have 45 days to respond to the complaint.

SEC and United States Attorney Inquiries.  In July 2006, we received a letter of informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents relating to our stock option grants and practices.  We also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents.  On April 20, 2007, we were informed that the SEC is now conducting a formal investigation in this matter.  On June 8, 2007 and July 3, 2007, we received document subpoenas from the SEC.  We have cooperated with the SEC and the United States Attorney regarding these matters and intend to continue to do so.  We cannot predict the outcome of these investigations.

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

Item 1A. Risk Factors

In addition to the factors discussed in the “Overview” and “Liquidity and Capital Resources” sections of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are examples of additional factors that may affect our future results. Many of these factors are beyond our control, including but not limited to business cycles and seasonal trends of the computing, semiconductor and related industries.

Recent changes in our management may cause uncertainty in, or be disruptive to, our business.

We have recently experienced significant changes in our management and our board of directors.  In May 2007, our former Chief Financial Officer resigned and our Executive Vice President and Chief Operating Officer, who is one of our co-founders, resigned from those positions and as a member of our board of directors and will continue in a non-management role.  Also, the general counsel of our U.S. operating subsidiary was terminated in March 2007.  If we cannot recruit qualified permanent replacements for our Chief Operating Officer, Chief Financial Officer and General Counsel positions, our business may suffer.  Moreover, we have also commenced a search for new independent directors to fill the three existing vacancies on our board of directors, one of whom will succeed Dr. Sehat Sutardja as Chairman of the Board.  In addition, we are searching for a replacement for one of our independent director whose term expires at our next annual general meeting of shareholders and who will not be standing for reelection.  These changes in our management and board of directors may be disruptive to our business, and, during the transition period, there may be uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. Our future success will depend to a significant extent on the ability of our management team to work together effectively.  The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.  Moreover, our success will depend on our ability to attract, hire and retain qualified management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward.  If we are unable to attract and retain effective qualified replacements for our key executives and board of directors positions  in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired.

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

We have been named as a nominal defendant in purported shareholder derivative actions that name a number of our current and former directors and officers as defendants and that seek to recover damages purportedly sustained by us in connection with our option granting practices. Further, putative class actions have been filed against us and certain of our officers and directors that allege violations of the federal securities laws and seek to recover damages. We may in the future be subject to additional litigation relating to our past option granting practices. We cannot predict the outcome of these lawsuits.  Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, financial results, results of operations and cash flows.

Matters related to the internal review of our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, and could have a negative impact on our reputation, business, financial condition and financial results.

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see the discussion included in Part II, Item 1 — “Legal Proceedings,” of this Report as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. No assurance can be given regarding the outcomes of litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters has been and will be time consuming, expensive, and may distract management from the conduct of our business. Further, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows.

The restatement of our financial statements, the findings and recommendations of our Special Committee, the ongoing government investigations, and the pending derivative and class actions could have a negative impact on our relationships with customers, suppliers and business partners, our ability to generate revenue, our ability to obtain director and officer insurance coverage, our ability to attract and retain employees, officers, and directors, our ability to access debt and equity markets, investor confidence in the board and management, and our revenue, net income, expenses, results of operations, profitability, earnings-per-share, and cash flows.

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

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the underwriters and us as to alleged violations of Section 11 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. On June 26, 2003, the plaintiffs announced that a settlement among plaintiffs, the issuer defendants and their directors and officers, and their insurers has been structured, a part of which provides that the insurers for all issuer defendants would guarantee up to $1 billion to investors who are class members, depending upon plaintiffs’ success against non-settling parties. Our board of directors approved the proposed settlement, which if approved by the court would result in the plaintiffs’ dismissing the case against us and granting releases that extend to all of our officers and directors. Definitive settlement documentation were completed in early June 2004 and first presented to the court on June 14, 2004. On February 15, 2005, the court issued an opinion preliminarily approving the proposed settlement, contingent upon certain modifications being made to one aspect of the proposed settlement — the proposed “bar order.” The court ruled that it had no authority to deviate from the wording of the Private Securities Litigation Reform Act of 1995 and that any bar order that may issue should the proposed settlement be finally approved must be limited to the express wording of 15 U.S.C. section 78u-4(f)(7)(A).  On May 2, 2005 the issuer defendants and plaintiffs jointly submitted an amendment to the settlement agreement conforming the language of the settlement agreement with the court’s February 15, 2005 ruling regarding the bar order.  The court on August 31, 2005 issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006 due to difficulties in mailing the required notice to class members.  A final settlement approval hearing on the proposed issuer settlement was held on April 24, 2006. The court took the matter under submission. Meanwhile the consolidated case against the underwriters proceeded. On October 2004, the district court certified a class. On December 5, 2006, however, the United States Court of Appeals for the Second Circuit reversed, holding that a class could not be certified. The Second Circuit’s holding, while directly affecting only the underwriters, raises some doubt as to whether the settlement class contemplated by the proposed issuer settlement would be approved in its present form. On January 5, 2007, plaintiffs petitioned the Second Circuit for rehearing of the Second Circuit’s decision. On April 6, 2007, the Second Circuit denied the petition.  At a status conference on April 23, 2007, the district court suggested that the issuers’ settlement could not be approved in its present form, given the Second Circuit’s ruling.  On June 25, 2007, a stipulation terminating the settlement was filed.  On September 27, 2007, Plaintiffs will file their opening brief on the motion to certify the classes. On December 21, 2007, responsive briefs are due.  On February 15, 2008, reply briefs are due.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the integrated circuit industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of additional securities litigation. Any securities litigation could result in substantial costs,  could divert the attention and resources of our management, and could have a material adverse effect on our reputation, business, financial condition, financial results, results of operations and cash flows.

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

In connection with our acquisition of Intel’s communications and application processor business, we entered into a supply agreement with Intel in an effort to secure supplies of the products and wafers that we will need to sell the acquired product lines. Under the terms of the supply agreement we have committed to purchase and Intel has agreed to supply, through June 2008, a minimum number of wafers at fixed prices. If at the end of any Intel fiscal quarter, there is a shortfall between the quantity of supply ordered by us and the quantities of supply required under the supply agreement commitment, Intel can invoice us for the shortfall and will deliver the corresponding quantity upon receipt of payment from us. The agreement requires us to prepay for certain wafers six months in advance of delivery and issue non-cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement.

The supply agreement contractually commits us to purchase supply from Intel regardless of future end customer demand for these products. The amount of wafers we committed to purchase was largely based on our forecasted demand over an extended period of time. Forecasting demand over such a period of time is difficult and is subject to many risks. Moreover, the data used in forecasting the demand was derived from information represented to us during our due diligence of the Intel communications and application processor business.  If the information was incomplete or inaccurate or if the demand in volume changes and or there are delays in consuming the wafers, we may incur additional charges for excess inventory purchases and commitments which could be material.

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

If we are unable to quickly and successfully transition away from reliance on the supply agreement with Intel Corporation and secure other production capacity for our communications and application processor business, our gross margins will be harmed and we could lose a significant portion of that business.

Our supply agreement with Intel was entered into to secure a supply of wafers and products during a transition period while we arranged for our independent foundries and other contractors to begin fabrication, assembly and test for these products. We record the cellular and handset inventory that we are contractually obligated to purchase under the Intel supply agreement at estimated fair value as required under purchase accounting.  However, because of the long lead times necessary to transition the production of wafers and products to other foundries, we anticipate that in the future we will source cellular and handset inventory under the Intel supply agreement and that such purchases will in significant part be beyond our minimum committed levels under the agreement.  We will record such inventory at cost, which will adversely impact our gross margins relative to periods where we only purchased inventory at the minimum committed level.  If we cannot complete the transition of production of wafers and products in a timely manner and must continue to purchase inventory pursuant to the Intel supply agreement beyond our minimum committed level, our gross margins and results of operations will suffer. Moreover, Intel is only obligated to supply specified quantities of product for a limited amount of time, no later than June 2008. Some of these products are at earlier stages in their new product introduction processes, where manufacturing yields are not yet consistent and changes to the design and processes may still have to be made. This can make the transition of the manufacture of these products to independent foundries and other contractors more complicated and expensive. If we do not successfully transition the production of the wafers and products to independent foundries and other contractors, we will be unable to meet customer demand for these products. This could result in a material decline in revenues, net income, and cash flow. Additionally, our customers could become dissatisfied with us and not continue to use our products if and when we were able to resume providing them with products or if the newly transitioned products would require extended customer re-qualification.

There are numerous risks with our acquisition of the Intel communications and application processor business.

We face significant challenges in connection with the integration of the Intel communications and application processor business that we acquired in fiscal year 2007. We have incurred substantial direct transaction costs as a result of this acquisition and anticipate incurring substantial additional costs to support the integration of the Intel communications and application processor business. Moreover, this acquisition could fail to produce anticipated benefits, or could result in unforeseen liabilities or expenses such as impairment charges of acquired assets and goodwill or other adverse effects that we currently do not foresee, which could harm our business and operating results.

The integration of these business assets and personnel has been and will continue to be a time consuming and expensive process that may disrupt our operations if it is not completed in a timely and efficient manner. If customers do not accept or are dissatisfied with the way we have integrated the manufacturing processes of the business, they may adopt competing products and solutions. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged. In addition, we may not achieve anticipated synergies or other benefits. The total cost of the integration may exceed our expectations, which would harm our operating results.

Our recent acquisitions and any future acquisitions could harm our operating results and share price.

In November 2006, we completed our acquisition of the communications and application processor business of Intel. In May 2006 we acquired the printer semiconductor division of Avago Technologies, Pte., as well as certain intellectual property and property and equipment from another company, and in 2005, we acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation and the semiconductor design business division of UTStarcom, Inc.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $2.5 billion as of July 28, 2007.  An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We have made and may continue to make acquisitions and investments which could divert management’s attention, cause ownership dilution to our stockholders, be difficult to integrate and adversely affect our financial results.

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

Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

Our ability to realize the expected benefits of our acquisition of the communications and application processor business of Intel Corporation and to eliminate the operating losses of that business will depend in large part on our ability to transition the manufacturing of that business’ products from Intel to third-party foundries, increase the gross margin of those products, and retain the business’ relationship with its principal customers, along with other matters described above relating to our ability to integrate effectively the acquired business and its technologies, operations and personnel.

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

Our sales are concentrated in a few customers and if we lose or experience a significant reduction in sales to any of these key customers, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. For the six months ended July 28, 2007 one customer accounted for 15% of our net revenue.  For the six months ended July 29, 2006, four customers each represented more than 10% of our net revenue, for a combined total of 51% of our net revenue.  Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Our financial and operating results may vary which may cause the price of our common stock to decline.

We currently provide guidance on revenue and gross margin on a quarterly basis. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance. We have made substantial investments in expanding our operations which has resulted in an increase in our operating expenses.  We may not be able to increase revenues in an amount sufficient to offset these increased expenditures, which may lead to a loss for a quarterly period.

Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•                  order or shipment cancellations, rescheduling or deferrals of significant customer orders;

•                  our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•                  gain or loss of a key customer;

•                  our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes;

•                  failure to qualify our products or our suppliers’ manufacturing lines;

•                  our ability to exercise stringent quality control measures to obtain high yields;

•                  effective and timely update of equipment and facilities as required for leading edge production capabilities; and

•                  our ability to realize the benefits expected from our acquisition of the Intel communications and application processor business.

Due to fluctuations in our quarterly operating results and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. On average, technology companies have been subject to a greater number of securities class action claims than companies in many other industries as a result of stock price volatility. If our stock price is volatile, we may become involved in this type of litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,644 employees, as of July 28, 2007. Nonetheless, we may not be able to expand our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

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

Each of Marvell Semiconductor Israel Ltd. (“MSIL”), Marvell T.I. Ltd. (“MTIL”), Marvell Software Solutions Israel Ltd. (“MSSI”) and Marvell DSPC Ltd. (“DSPC”) is incorporated under the laws of and has its principal offices in Israel. In addition, MSIL, MSSI and DSPC maintain their research and development operations in Israel. Thus, MSIL, MTIL, MSSI and DSPC are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt MSIL, MTIL, MSSI and DSPC’s operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel.  Additionally, the ongoing situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of each of MSIL, MTIL, MSSI and DSPC.

We rely on third-party distributors and manufacturers’ representatives and the failure of these distributors and manufacturers’ representatives to perform as expected could reduce our future sales.

We sell many of our products to customers through distributors and manufacturers’ representatives. Our relationships with some of our distributors and manufacturers’ representatives have been established within the last two years, and we are unable to predict the extent to which our distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our manufacturers’ representatives and distributors also market and sell competing products. Our representatives and distributors may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current distributors or manufacturers’ representatives or recruit additional or replacement distributors or manufacturers’ representatives, our sales and operating results will be harmed. The loss of one or more of our distributors or manufacturers’ representatives could harm our sales and results of operations. We generally realize a higher gross margin on direct sales and from sales through manufacturers’ representatives than on sales through distributors. Accordingly, if our distributors were to account for an increased portion of our net sales, our gross margins may decline

We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our profit margin, or, conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

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

Availability of foundry capacity has from time to time in the past been constrained due to strong demand. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing a long-term guaranteed production capacity agreement with one of our foundries. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. Although we use several independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, we could experience significant delays in securing sufficient supplies of those components. We cannot assure you that any of our existing or new foundries will be able to produce integrated circuits with acceptable manufacturing yields, or that our foundries will be able to deliver enough semiconductor devices to us on a timely basis, or at reasonable prices. These and other related factors could impair our ability to meet our customers’ needs and have a material and adverse effect on our operating results.

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

As of July 28, 2007, the aggregate principal amount of our total consolidated debt was $396.8 million. Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, make acquisitions, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend those financial covenants. A default and acceleration under one debt instrument may also trigger cross-acceleration under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could result in the lenders requiring us to repay the debt, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our U.S. headquarters located in Santa Clara California, building under construction in Singapore, building in Malaysia, building in Switzerland and buildings in Shanghai, China subject us to the risks of owning real property, including:

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

•                  possible disputes with tenants or other third parties related to the buildings or the property or both; and

•                  the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods and or other natural disasters.

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

As of July 28, 2007, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 20% of the outstanding shares our common stock. Additionally, Dr. Sehat Sutardja, our Chief Executive Officer, and Weili Dai, who serves as our Director of Strategic Marketing and Business Development, are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. Together, these three individuals held approximately 19% of our outstanding common stock as of July 28, 2007. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai and Dr. Pantas Sutardja act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these officers, directors and others could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 83% of our net revenue in the first six months of fiscal 2008, 89% of our net revenue in fiscal 2007 and 94% of our net revenue in fiscal 2006.

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

Substantially all of our products are manufactured by third-party foundries located in Taiwan. Currently our only alternative manufacturing sources are located in Taiwan, China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. The risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. Major earthquakes also occurred in Taiwan in 2002, 2003, 2004 and more recently in 2006. Although our foundries and subcontractors did not suffer any significant damage as a result of these most recent earthquakes, the occurrence of additional earthquakes or other natural disasters could result in the disruption of our foundry or assembly and test capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling or testing from the affected contractor to another third-party vendor. We may not be able to obtain alternate capacity on favorable terms, if at all.

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

In addition, many of our contracts with our customers require us to indemnify our customers against claims alleging infringement of the proprietary rights of other parties.  Customers have requested us to indemnify them in connection with a patent infringement lawsuit by Australia’s Commonwealth Scientific and Industrial Research Organization (CSIRO).  We have also filed an action against CSIRO seeking a declaratory judgment that CSIRO’s patent is invalid and unenforceable and that we and our customers do not infringe the CSIRO patent.

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

On September 5, 2001, a putative class action was filed in the Southern District of New York relating to our initial public offering, or IPO. In this action, the plaintiffs named several defendants including Marvell and two of our officers, one of whom is also a director. This complaint relating to our IPO has been consolidated with hundreds of other lawsuits by plaintiffs against approximately 55 underwriters and approximately 300 issuers across the United States. Plaintiffs allege that defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended. In these actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. A Consolidated Amended Class Action Complaint against Marvell and two of our officers was filed on April 19, 2002. Subsequently, defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court issued its ruling on the motions, granting the motions in part, and denying them in part. Thus, the cases may proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs.

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

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the integrated circuit industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of additional securities litigation. Any securities litigation could result in substantial costs could divert the attention and resources of our management and could have a material adverse effect on our reputation, business, financial condition, financial results, results of operations and cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On June 30, 2007, the Board of Directors of the Company authorized the Company to indemnify certain current and former directors, officers and employees of the Company and its subsidiary Marvell Semiconductor, Inc. for reasonable costs and expenses incurred by such individuals in connection with certain civil actions and governmental investigations relating to the Company’s past stock option granting practices. The Company’s agreement to pay reasonable fees and costs is subject to each individual’s agreement to reimburse the Company in the event that it is subsequently determined that the individual is not entitled to indemnification under the Company’s bye-laws or applicable law.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

10.37       Description of Indemnification Rights

31.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer

31.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of  Michael Rashkin, Vice President, Interim Chief Financial Officer

32.1*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer

32.2*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of  Michael Rashkin, Vice President, Interim Chief Financial Officer

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

MARVELL TECHNOLOGY GROUP LTD.

September 6, 2007	By:	/s/ MICHAEL RASHKIN
Date		Michael Rashkin
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.37	Description of Indemnification Rights
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Michael Rashkin, Interim Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Michael Rashkin, Interim Chief Financial Officer

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