Form 10-Q
period 2007-10-27
MARVELL TECHNOLOGY GROUP LTD
filed 2007-12-06
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒ No

The number of shares outstanding of the registrant’s common stock outstanding as of November 30, 2007 was 592,825,119 shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	October 27, 2007	January 27, 2007

Current assets:
Cash and cash equivalents	$455,301	$568,008
Short-term investments	74,173	28,372
Accounts receivable, net	386,542	328,283
Inventories	381,508	247,403
Prepaid expenses and other current assets	113,339	170,123
Deferred income taxes	6,049	5,846
Total current assets	1,416,912	1,348,035
Property and equipment, net	418,900	440,943
Goodwill	2,006,531	1,977,805
Acquired intangible assets	469,768	580,558
Other non-current assets	157,033	180,359
Total assets	$4,469,144	$4,527,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$209,417	$240,497
Accrued liabilities	164,599	268,849
Accrued employee compensation	119,746	108,895
Income taxes payable	25,187	29,078
Deferred income	76,292	46,459
Current portion of capital lease obligations	4,656	17,408
Total current liabilities	599,897	711,186
Capital lease obligations, net of current portion	8,141	17,096
Non-current income taxes payable	116,476	116,777
Term loan obligations, long-term portion	391,750	394,750
Other long-term liabilities	46,411	60,707
Total liabilities	1,162,675	1,300,516
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock	1,185	1,175
Additional paid-in capital	3,997,037	3,802,509
Accumulated other comprehensive income	495	28
Accumulated deficit	(692,248)	(576,528)
Total shareholders’ equity	3,306,469	3,227,184
Total liabilities and shareholders’ equity	$4,469,144	$4,527,700

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006

Net revenue	$758,246	$520,398	$2,050,007	$1,615,579
Operating costs and expenses:
Cost of goods sold	396,209	256,090	1,059,156	775,398
Research and development and other	252,205	152,939	722,532	434,812
Selling and marketing	46,423	37,875	150,757	116,004
General and administrative	32,537	40,427	90,300	78,674
Amortization of acquired intangible assets	37,311	27,405	111,924	72,161
Total operating costs and expenses	764,685	514,736	2,134,669	1,477,049
Operating (loss) income	(6,439)	5,662	(84,662)	138,530
Interest and other income	4,470	7,577	8,917	17,506
Interest expense	(10,518)	(732)	(30,435)	(1,954)
(Loss) income before income taxes	(12,487)	12,507	(106,180)	154,082
(Benefit) provision for income taxes	(6,051)	6,461	9,540	34,438
(Loss) income before change in accounting principle	(6,436)	6,046	(115,720)	119,644
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	8,846
Net (loss) income	$(6,436)	$6,046	$(115,720)	$128,490
Basic (loss) income per share:
(Loss) income before change in accounting principle	$(0.01)	$0.01	$(0.20)	$0.20
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	0.02
Basic net (loss) income per share	$(0.01)	$0.01	$(0.20)	$0.22
Shares used in basic per share computation	590,759	587,348	588,573	585,728
Diluted (loss) income per share:
(Loss) income before change in accounting principle	$(0.01)	$0.01	$(0.20)	$0.19
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	0.01
Diluted net (loss) income per share	$(0.01)	$0.01	$(0.20)	$0.20
Shares used in diluted per share computation	590,759	628,104	588,573	633,718

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 27, 2007	October 28, 2006

Cash flows from operating activities:
Net (loss) income	$(115,720)	$128,490
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	(8,846)
Depreciation and amortization	78,804	52,519
Stock-based compensation	161,020	146,494
Amortization of acquired intangible assets	111,924	72,161
Gain from sale of asset under construction	(5,122)	—
Fair market value adjustment to cost of goods sold from supply contract	(103,914)	—
Interest expense related to supply contract	4,668	—
Excess tax benefits from stock-based compensation	(300)	(889)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(56,932)	(49,052)
Inventories	(158,834)	10,306
Prepaid expenses and other asset	99,523	(51,790)
Accounts payable	(31,107)	3,072
Accrued liabilities and other	(6,254)	13,772
Accrued employee compensation	10,497	(767)
Income taxes payable	(4,192)	29,092
Deferred income	29,833	1,899
Net cash provided by operating activities	13,894	346,461
Cash flows from investing activities:
Cash paid in acquisitions, net	(7,141)	(282,978)
Purchases of short-term investments	(165,907)	(266,938)
Sales and maturities of short-term investments	120,516	804,902
Acquisition costs	(1,208)	(4,233)
Purchases of investments	(323)	—
Purchases of property and equipment	(81,135)	(121,412)
Proceeds from sale of asset under construction	5,122	—
Purchases of technology licenses	(19,525)	(8,029)
Net cash (used in) provided by investing activities	(149,601)	121,312
Cash flows from financing activities:
Proceeds from the issuance of common stock and other	32,289	36,035
Principal payments on capital lease and debt obligations	(9,589)	(13,687)
Excess tax benefits from stock-based compensation	300	889
Net cash provided by financing activities	23,000	23,237
Net (decrease) increase in cash and cash equivalents	(112,707)	491,010
Cash and cash equivalents at beginning of period	568,008	348,431
Cash and cash equivalents at end of period	$455,301	$839,441

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and its Significant Accounting Policies

The Company

Marvell Technology Group Ltd. (the “Company”), a Bermuda company, is a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. The Company’s diverse product portfolio includes switching, transceivers, cellular and handheld, wireless, PC connectivity, gateways, communications controllers, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of October 27, 2007, the results of its operations for the three and nine months ended October 27, 2007 and October 28, 2006, and its cash flows for the nine months ended October 27, 2007 and October 28, 2006. The January 27, 2007 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 27, 2007 included in the Company’s Annual Report on Form 10-K, as filed on July 2, 2007 with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended October 27, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Goodwill and acquired intangible assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of one to six years for purchased technology, one to eight years for core technology, four to seven years for customer contracts, five years for trade name, four years for supply contract and three years for non-competition.

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

Reclassifications

Certain reclassifications have been made to the unaudited condensed consolidated balance sheets for the prior period balances in order to conform to the current period’s presentation.

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

Research and development and other

Research and development and other costs consist primarily of $252.2 million and $152.9 million of research and development costs for the three-month periods ended October 27, 2007 and October 28, 2006, respectively, and included $5.6 million and $4.0 million of costs related to patent investigation and filings for the three month periods ended October 27, 2007 and October 28, 2006, respectively.

Research and development and other costs consist primarily of $722.5 million and $434.8 million of research and development costs for the nine-month periods ended October 27, 2007 and October 28, 2006, respectively, and included $12.8 million and $9.1 million of costs related to patent investigation and filings for the nine month periods ended October 27, 2007 and October 28, 2006, respectively.  Research and development and other costs are expensed as incurred.

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

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in its subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 9 - Income Taxes of the notes to unaudited condensed consolidated financial statements for additional detail on the Company’s uncertain tax positions.

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

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Effective January 28, 2007, the Company adopted FIN 48.  See Note 9 — Income Taxes for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007.  In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.  The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement expands the standards under SFAS No. 157 which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for the Company for fiscal years beginning February 3, 2008. The adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date.  It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that SFAS 141R may have on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will assess the impact that SFAS 160 may have on its financial position and results of operations.

Note 3. Supplemental Financial Information

Available-for-sale investments (in thousands)

	October 27, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$3,564	$—	$(4)	$3,560
Auction rate securities	50,532	—	—	50,532
U.S. Federal, State, county and municipal debt securities	20,174	—	(93)	20,081
Short-term investments	$74,270	$—	$(97)	$74,173

	January 27, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$3,547	$—	$(56)	$3,491
U.S. Federal, State, county and municipal debt securities	25,300	—	(419)	24,881
Short-term investments	$28,847	$—	$(475)	$28,372

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with legally stated maturities in excess of 90 days. At the end of the reset period, investors can generally sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities classified as short-term investments at October 27, 2007 are presented in the following table (in thousands):

	October 27, 2007		January 28, 2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,738	$23,641	$8,581	$8,499
Due between one and five years	—	—	20,266	19,873
Due over five years	50,532	50,532	—	—
	$74,270	$74,173	$28,847	$28,372

Included in the Company’s available-for-sale investments are fixed income securities. As market yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are primarily due to changes in interest rates and bond yields. Investments are reviewed periodically to identify for possible other-than-temporary impairment.  When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  The Company expects to realize the full value of all of these investments upon maturity or sale. The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	October 27, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$3,560	$(4)	$3,560	$(4)
U.S. Federal, State, county and municipal debt securities	—	—	20,081	(93)	20,081	(93)
Total temporarily impaired securities	$—	$—	$23,641	$(97)	$23,641	$(97)

	January 27, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$3,491	$(56)	$3,491	$(56)
U.S. Federal, State, county and municipal debt securities	—	—	24,881	(419)	24,881	(419)
Total temporarily impaired securities	$—	$—	$28,372	$(475)	$28,372	$(475)

Inventories (in thousands)

	October 27, 2007	January 27, 2007
Work-in-process	$288,148	$97,529
Finished goods	93,360	149,874
	$381,508	$247,403

Prepaid expenses and other current assets (in thousands)

	October 27, 2007	January 27, 2007
Prepayments for foundry capacity	$24,680	$40,340
Prepayments for wafers (see Note 6)	22,837	29,973
Receivable from foundry	12,775	19,336
Other	53,047	80,474
	$113,339	$170,123

Property and equipment (in thousands)

	October 27,	January 27,
	2007	2007
Property and equipment:
Machinery and equipment	$314,223	$269,586
Computer software	86,433	131,869
Furniture and fixtures	22,925	20,551
Leasehold improvements	33,133	12,283
Buildings	91,423	81,274
Building improvements	30,332	36,098
Land	59,264	51,500
Construction in progress	52,291	78,579
	690,024	681,740
Less: Accumulated depreciation and amortization	(271,124)	(240,797)
	$418,900	$440,943

Other non-current assets (in thousands)

	October 27, 2007	January 27, 2007

Long-term prepayments for foundry capacity	$28,000	$46,000
Equity investments in private companies	7,058	11,679
Severance fund	43,531	32,161
Technology licenses	29,722	26,680
Deferred tax assets, non-current	17,950	18,332
Other	30,772	45,507
	$157,033	$180,359

Accrued liabilities (in thousands)

	October 27, 2007	January 27, 2007

Supply agreement liability (see below)	$50,044	$174,724
Term loan obligations, current portion	4,000	4,000
Accrued royalties	8,230	7,791
Accrued rebates	26,538	8,877
Accrued legal and professional services	9,852	16,382
Accrued contingent consideration (see Note 4)	25,000	10,000
Other	40,935	47,075
	$164,599	$268,849

The following table presents the changes in the supply agreement liability during the three and nine months ended October 27, 2007 (in thousands):

	Three Months Ended	Nine Months Ended
	October 27, 2007	October 27, 2007
Supply agreement liability (included in accrued liabilities):
Beginning balance	$58,542	$174,724
Credit to cost of goods sold	(26,273)	(103,914)
Inventory adjustment to fair market value	16,130	(25,434)
Interest expense	1,645	4,668
Ending balance	$50,044	$50,044

Other long-term liabilities (in thousands)

	October 27, 2007	January 27, 2007

Accrued severance	$43,584	$34,326
Long-term facilities consolidation charge	1,607	2,447
Other	1,220	23,934
	$46,411	$60,707

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

	Three Months Ended		Nine Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006

Numerator:
(Loss) income before change in accounting principle	$(6,436)	$6,046	$(115,720)	$119,644
Net (loss) income	$(6,436)	$6,046	$(115,720)	$128,490
Denominator:
Weighted average shares of common stock outstanding	590,759	587,348	588,573	585,728
Weighted average shares — basic	590,759	587,348	588,573	585,728
Effect of dilutive securities-
Warrants	—	1,572	—	1,685
Common stock options and other	—	39,184	—	46,305
Weighted average shares — diluted	590,759	628,104	588,573	633,718
(Loss) income before change in accounting principle
Basic	$(0.01)	$0.01	$(0.20)	$0.20
Diluted	$(0.01)	$0.01	$(0.20)	$0.19
Net (loss) income per share
Basic	$(0.01)	$0.01	$(0.20)	$0.22
Diluted	$(0.01)	$0.01	$(0.20)	$0.20

The anti-dilutive effects of warrants, common stock options restricted stock and other securities totaling 38,808,757 were excluded from diluted net loss per share for the three months ended October 27, 2007 using the treasury stock method.  Options to purchase 36,136,943 common shares at a weighted average exercise price of $24.39 have been excluded from the computation of diluted net income per share for the three months ended October 28, 2006 using the treasury stock method calculation.

The anti-dilutive effects of warrants, common stock options, restricted stock and other securities totaling 41,265,093 were excluded from diluted net loss per share for the nine months ended October 27, 2007 using the treasury stock method.  Options to purchase 30,467,554 common shares at a weighted average exercise price of $24.41 have been excluded from the computation of diluted net income per share for the nine months ended October 28, 2006 using the treasury stock method calculation.

Comprehensive (loss) income (in thousands)

	Three Months Ended		Nine Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006

Net (loss) income	$(6,436)	$6,046	$(115,720)	$128,490
Other comprehensive income:
Unrealized gain on available-for-sale investments and other, net of tax	143	1,157	467	1,657
Total comprehensive (loss) income	$(6,293)	$7,203	$(115,253)	$130,147

Accumulated other comprehensive (loss) income, as presented on the accompanying unaudited condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

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

The amortizable intangible assets of $30.8 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management.  The amortizable intangible assets are being amortized over useful lives ranging from three to four years. The existing technology represents personal handyphone systems technology and other technology that UTStarcom has developed.  Core technology represents the combination of processes, patents, and trade secrets that are the building blocks for current and planned new products.  Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products that will be sold to existing customers.  The value determined for the supply contract with UTStarcom represents the fair value of estimated revenues and net operating cash flows to be derived from the supply contract for the duration of the four-year contract.

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

Under the terms of the agreement, the Company paid $249.6 million in cash and an additional $35.0 million in cash for contingent consideration.  The purchase price of the acquisition, including the contingent consideration recognized of $35.0 million, was $288.0 million and was determined as follows (in thousands):

Cash	$284,591
Transaction costs	3,388
Total purchase price	$287,979

In the third quarter of fiscal 2007, the Company recorded additional purchase consideration with a corresponding increase in goodwill of $10.0 million based on the achievement of certain levels of revenue of the past year.  Additionally, in the third quarter of fiscal 2007, the Company recorded an adjustment of $1.9 million relating to inventory acquired at the acquisition date, resulting in a corresponding reduction in goodwill.  In the first quarter of fiscal 2008, the Company recorded an adjustment of $1.3 million relating to a reduction of an accrued liability recorded in the original purchase accounting resulting in a corresponding decrease in goodwill.  In the third quarter of fiscal 2008, the Company recorded the final purchase consideration with a corresponding increase in goodwill of $25.0 million based on the achievement of a certain level of revenue for one year period ending October 2007.

Under the purchase method of accounting, the total purchase price (including the total contingent consideration recognized of $35.0 million) was allocated to net tangible and intangible assets based on their fair values as of the date of completion of the acquisition, as adjusted, as follows (in thousands):

Accounts receivable	$1,871
Current assets	3,704
Deferred tax asset	2,183
Inventories	23,896
Fixed assets	14,305
Other current assets	2,750
Accrued liabilities	(11,940)
Accrued employee benefits	(3,998)
32,771
Amortizable intangible assets:
Existing technology	55,800
Core technology	40,200
Customer relationships	53,400
Goodwill	105,808
Total purchase price allocation	$287,979

The amortizable intangible assets of $149.4 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management.  The amortizable intangible assets are being amortized over useful lives ranging from three to six years. The existing technology represents personal laser jet, laser jet systems technology and other technology that the Avago Business has developed.  Core technology represents the combination of processes, patents, and trade secrets that are the building blocks for current and planned new products.  Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products that will be sold to existing customers.

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

Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of completion of the acquisition as follows (in thousands):

Prepaid expenses	$ 3,847
Fixed assets	45,076
Deferred tax asset	4,550
Other assets	4,864
Severance pay fund	13,301
Long-term deferred tax asset	813
Accrued liabilities	(6,577)
Accrued compensation	(12,236)
Accrued supply agreement	(219,000)
Long-term liabilities	(14,831)
(180,193)
Amortizable intangible assets:
Existing technology	190,700
Core technology	136,300
Customer relationships	59,900
In-process research and development	77,800
Goodwill	321,350
Total purchase price allocation	$ 605,857

The amortizable intangible assets of $386.9 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management.  The amortizable intangible assets are being amortized over useful lives ranging from one to seven years. The existing technology comprises of products which have reached technological feasibility and includes the chipsets which have been completed and shipping in volume to customers.  Core technology and patents represent a combination of processes, patents and trade secrets developed though years of experience in design and development of the products.  Customer relationships represent future projected revenue that will be derived from sales of future versions of existing products that will be sold to existing customers. The Company has not provided a deferred tax liability on $386.9 million of purchased intangibles during the year as the intangibles are recorded in jurisdictions with a zero tax rate.

Of the total purchase price, $77.8 million was allocated to in-process research and development (“IPRD”) based upon the fair values of assets acquired and was charged to expense in the fourth quarter of fiscal 2007.  The ICAP Business was developing new products that had not reached technological feasibility and which had no alternative use and therefore was immediately written-off.  The projects in process consisted of the development of new features and functionalities for sophisticated processors necessary to address customer needs, drive market acceptance and fuel the overall revenue growth profile of the acquired products.  The values assigned to IPRD were determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Discount rates ranging from 24.0% to 27.0% were used for IPRD.  At the time of the acquisition, there were three significant projects in progress that were approximately 56.0% complete with aggregate costs to complete of $31.0 million. Two of the projects have been completed and the third project is expected to be completed by the fourth quarter of fiscal 2008.

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

The Company reduces its inventory carrying value as product is purchased.  Since the Company is obligated to purchase finished products and sorted wafers at prices above which a market participant could obtain from independent foundries and assembly/test subcontractors, the Company writes down inventory on hand to fair value. The Company also imputes and records interest expense on the supply agreement since the supply agreement liability will be incurred over multiple quarters into the future and thus the liability was initially recorded at net present value.  See Note 3 for changes in the supply contract liability and Note 6 for the contractual commitments of the supply agreement.

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

	Three Months Ended	Nine Months Ended
	October 28, 2006	October 28, 2006
Net revenue	$631,654	$1,949,346
Net loss	$(148,636)	$(340,044)
Basic net loss per share	$(0.25)	$(0.58)
Diluted net loss per share	$(0.25)	$(0.58)

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

During the second quarter of fiscal 2008, the Company completed the acquisition of an unrelated private company that designed and developed software for optical storage applications for a purchase price of $9.6 million.  Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair value as of the date of the completion of the acquisition.  The Company recorded acquired net tangible assets of $3.5 million, deferred tax liability of $0.5 million, amortizable intangible assets of $1.3 million and goodwill of $5.3 million.  The intangible assets are being amortized over their useful lives ranging from three to five years.

Note 5. Goodwill and Acquired Intangible Assets

	As of October 27, 2007			As of January 27, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$703,798	$(518,073)	$185,725	$703,398	$(462,403)	$240,995
Core technology	209,700	(52,250)	157,450	209,700	(23,508)	186,192
Trade name	300	(118)	182	100	(100)	—
Customer contracts	183,000	(57,703)	125,297	183,000	(30,318)	152,682
Supply contract	700	(107)	593	900	(211)	689
Non-competition	900	(379)	521	—	—	—
Total intangible assets	$1,098,398	$(628,630)	$469,768	$1,097,098	$(516,540)	$580,558

The increase in goodwill during the third quarter of fiscal 2008 of $25.0 million was due to goodwill recorded for contingent consideration from the acquisition of the Avago Business.  The increase in goodwill during the first nine months of fiscal 2008 was due to $23.7 million of goodwill primarily for contingent consideration recorded from the acquisition of the Avago Business (see Note 4) and other adjustments as well as $5.3 million of goodwill from the acquisition of a private company.

The increase in purchased intangibles during the three and nine months ended October 27, 2007 was from the acquisition of a private company during the three months ended July 28, 2007.

Purchased technology is amortized on a straight-line basis over their estimated useful lives of one to six years.  Core technology is amortized on a straight-line basis over its estimated useful lives of one to eight years.  Trade name is amortized on a straight-line basis over its estimated useful life of five years.  Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to seven years.  The supply contract is amortized on a straight-line basis over its estimated useful life of four years.  Non-competition is amortized on a straight-line basis over three years.  The aggregate amortization expense of identified intangible assets was $37.3 million in the third quarter of fiscal 2008, $27.4 million in the third quarter of fiscal 2007, $111.9 million in the first nine months of fiscal 2008 and $72.2 million in the first nine months of fiscal 2007.  The estimated total amortization expenses of acquired intangible assets are $36.5 million for the remaining three months of fiscal 2008, $142.4 million in fiscal 2009, $115.4 million in fiscal 2010, $83.1 million in fiscal 2011, $40.9 million in fiscal 2012, $29.8 million in fiscal 2013, $21.4 million in fiscal 2014 and $0.2 million for fiscal 2015.

Note 6. Commitments and Contingencies

Warranty Obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three and nine months ended October 27, 2007 and October 28, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Warranty accrual (included in accrued liabilities):
Beginning balance	$2,380	$3,983	$2,567	$3,914
Warranties issued	397	—	756	339
Settlements	(310)	(215)	(856)	(485)
Ending balance	$2,467	$3,768	$2,467	$3,768

Purchase Commitments

In connection with the acquisition of the ICAP Business, the Company entered into a product supply agreement with Intel.  Under the terms of the agreement the Company has committed to purchase a minimum number of wafers through June 2008.  If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by the Company and the quantities of supply required under the supply agreement commitment, Intel will invoice the Company for the shortfall and will deliver the corresponding quantity upon receipt of payment from the Company.  The agreement requires the Company to prepay for certain wafers six months in advance of delivery and issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement. As of October 27, 2007, the Company recorded $22.8 million in prepaid assets for prepayment of wafers and had non cancellable purchase orders outstanding of $125.6 million.

Under the Company’s manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of October 27, 2007, these foundries had incurred approximately $211.4 million of manufacturing expenses on the Company’s outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005.  In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of October 27, 2007, payments totaling $174.2 million which are included in prepaid expenses and other current assets and other non-current assets had been made and approximately $121.5 million of the prepayment had been utilized.  At October 27, 2007, there were no outstanding commitments under the agreement.

As of October 27, 2007, the Company had approximately $63.1 million of other outstanding non-cancellable purchase orders for capital purchase obligations.

Contingencies

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval.  On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six focus cases and have moved for class certification.  On December 21, 2007, responsive briefs are due.  On February 15, 2008 reply briefs are due.

16(b) Litigation.  On October 9, 2007, a purported Marvell shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s IPO underwriters.  The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632, in District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant.  No recovery is sought from the Company.

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

On June 21, 2005, the Company filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees.  The cross complaint was later amended to name two individual officers of Jasmine.  On May 15, 2007, the Company filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine.  Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to the Company technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights.  The cross complaint seeks declaratory judgment that the Company’s technology does not incorporate any of Jasmine’s alleged technology.  The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology.  The Company intends to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint.  On June 13, 2007, Jasmine filed a demurrer to the fifth, sixth, and seventh causes of action of the Company’s second amended cross-complaint. The demurrer was heard on July 19, 2007 and denied.  On August 3, 2007, Jasmine filed its answer to the second amended complaint.  The Company’s motion for summary adjudication on its fifth and sixth causes of action for declaratory relief is set for November 9, 2007, which will seek, among other things, a determination that Jasmine held no propriety interest in the “JSLIP” algorithm, which was one of the core technologies Jasmine asserts was misappropriated by Marvell.  The motion was denied on November 14, 2007.

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

On May 4, 2007, the Company filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the CSIRO patent is invalid and unenforceable and that the Company and its customers do not infringe the CSIRO patent.  The complaint also seeks damages and a license for the Company and its customers on reasonable and non-discriminatory terms in the event the Company’s 802.11a/g wireless LAN products are found to infringe and the CSIRO patent is found to be valid and enforceable.  On August 3, 2007, CSIRO moved to dismiss the complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the preceding paragraph.  On October 24, 2007, the Court issued an order denying CSIRO’s motion to dismiss.  The Court also denied the Company’s motions to stay/intervene/disqualify.

The Claim Construction hearing is set for June 26, 2008.  Trial in our action is set to begin on May 10, 2010.

Shareholder Derivative Litigation.  Between July 7, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California.  Each of these lawsuits names the Company as a nominal defendant and a number of the Company’s current and former directors and officers as defendants.

Each lawsuit seeks to recover damages purportedly sustained by the Company in connection with its option granting processes, and seeks certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative Litigation.  The plaintiffs filed an amended and consolidated complaint on November 1, 2006.  On January 16, 2007, the Company filed a motion to dismiss the consolidated complaint for lack of standing or, in the alternative, stay proceedings.  Pursuant to stipulations among the parties and orders of the court, our motion is currently scheduled to be heard on March 14, 2008.

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

Class Action Securities Litigation.  Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors.  The complaints allege that the Company and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options.  The complaints seek, on behalf of persons who purchased our common stock during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements.  Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation.  On August 16, 2007, plaintiffs filed a consolidated class action complaint.  On October 18, 2007, the Company filed a motion to dismiss the consolidated class action complaint.  The Company’s motion is currently scheduled to be heard on February 1, 2008.

SEC and United States Attorney Inquiries.  In July 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents relating to the Company’s stock option grants and practices.  The Company also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents.  On April 20, 2007, the Company was informed that the SEC is now conducting a formal investigation into this matter.  On June 8, 2007, the Company received a document subpoena from the SEC.  On October 11, 2007, the Company received a “Wells Notice” from the staff of the SEC.  Weili Dai, Director of Strategic Marketing and Business Development and former Chief Operating Officer, who is not an officer or director of Marvell, also received a notice. The staff also advised the Company that it is not at this time recommending enforcement action against any current officers or directors of Marvell.  The notices indicate that the staff intends to recommend to the Commission that it bring civil actions against the recipients for injunctive relief and civil monetary penalties. As the Company has previously disclosed, the Company has the opportunity to respond in writing to the “Wells Notice” and/or reach a resolution of this matter before any action is filed.  The Company has submitted a written response to the “Wells Notice” and are awaiting the Commission’s response to the Company’s submission.

The Company has cooperated with the SEC and the United States Attorney regarding these matters, and intend to continue to do so.  The Company cannot predict the outcome of these investigations.

Wi-Lan Litigation.  On December 21, 2006, Marvell Semiconductor, Inc. (“MSI”) received a letter from Wi-Lan, Inc. (“Wi-Lan”) accusing MSI of infringing four United States patents allegedly owned by Wi-Lan, and one Canadian patent also allegedly owned by Wi-Lan.  On October 31, 2007, Wi-Lan sued two groups of system and chip manufacturers in the United States District Court for the Eastern District of Texas, in both cases naming MSI as a defendant and alleging patent infringement.  In the first case, Wi-Lan alleges that defendants infringe two patents that allegedly relate to the 802.11 wireless standard.  In the second case, Wi-Lan alleges that defendants infringe the same two patents asserted in the first case, and in addition Wi-Lan alleges that some of the defendants in the second case infringe a third patent that allegedly relates to Asymmetric Digital Subscriber Line (“ADSL”) technology.  In the second case, MSI is not accused of infringing the ADSL patent.  MSI believes it does not infringe the asserted Wi-Lan patents and will vigorously defend itself in these matters.

On November 5, 2007, MSI filed a Complaint against Wi-Lan in the United States District Court for the Northern District of California asking the Court to find that it does not infringe three patents that Wi-Lan asserted against MSI in its December 21, 2006 letter.  Two of these patents were not asserted against MSI in either of the two Texas litigations.  These patents allegedly relate to Wideband Code Division Multiple Access technology.  Also, MSI asks in the alternative that the Court find the patents invalid.  MSI will vigorously pursue this matter.

General.  The Company is also party to other legal proceedings and claims arising in the normal course of business.

The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of the Company’s management.  Although the legal responsibility and financial impact with respect to these proceedings and claims cannot currently be ascertained, an unfavorable outcome in such actions could have a material adverse effect on the Company’s cash flows, including potential impacts to certain covenants under its existing credit agreement.  However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages or one-time license fees or royalty payments, which could adversely impact gross margins in future periods, or could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

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

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Cost of goods sold	$4,326	$2,602	$10,619	$8,497
Research and development	39,989	26,322	106,622	93,003
Selling and marketing	6,949	6,502	25,097	23,198
General and administrative	4,092	6,702	18,682	21,796
	$55,356	$42,128	$161,020	$146,494

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Volatility	45%	—%	45%	—%
Expected life (in years)	5.0	—	1.3	—
Risk-free interest rate	4.3%	—%	4.9%	—%
Dividend yield	—	—	—	—
Weighted average fair value	$7.33	—	$5.62	—

	Stock Option Plans		ESPP
	Nine Months Ended		Nine Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Volatility	45%	59%	45%	—%
Expected life (in years)	5.0	4.7	1.3	—
Risk-free interest rate	4.4%	4.7%	4.9%	—%
Dividend yield	—	—	—	—
Weighted average fair value	$7.41	$15.13	$5.62	—

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

Note 8. Shareholders’ Equity

Stock Plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 324,289,786 common shares reserved for issuance thereunder as of October 27, 2007.  Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”). The 1997 Directors’ Plan had 3,600,000 shares of common stock reserved thereunder as of July 28, 2007.  Under the 1997 Directors’ Plan, an outside director is granted 30,000 options upon appointment to the Board of Directors. These options vest 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director is also granted 6,000 options on the date of each annual meeting of the shareholders. These options vest one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the 1997 Directors’ Plan may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the director is terminated or resigns from the Board of Directors prior to vesting. Such right expires as the options vest over a five-year period.  The 1997 Directors’ Plan has not been registered on Form S-8.

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “Directors’ Plan”). The Directors’ Plan had 750,000 shares of common stock reserved for issuance thereunder as of October 27, 2007.  Under the Directors’ Plan, an outside director is granted options of 50,000 common shares upon appointment to the Board of Directors. These options vest 1/3rd on the one year anniversary of the date of grant and 1/3rd of the shares on each anniversary thereafter.  An outside director who has served on the board of directors for the prior six months is also granted options of 12,000 common shares on the date of each annual meeting of the shareholders. These options vest 100% on the one year anniversary of the date of grant.

In addition, the Company can also grant restricted stock.  Restricted stock are share awards that entitle the holder to receive tradable shares of the Company’s common shares upon vesting.

Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 33,871,612 common shares reserved for issuance thereunder as of October 27, 2007.  Under the Purchase Plan, employees are granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Offering and purchase periods begin on December 8 and June 8 of each year.  For the three and nine months ended October 27, 2007, there was no stock-based compensation expense related to the activity under the Purchase Plan.  The Company did not issue any shares under the Purchase Plan in the three and nine months ended October 27, 2007.  As of October 27, 2007, there was no unrecognized compensation cost related to the Purchase Plan.

Stock option activity under the Company’s stock plans for the nine months ended October 27, 2007 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Restricted Stock Outstanding
	(In thousands)		(In thousands)
Balance at January 27, 2007	118,627	$13.72	2,568
Granted	9,779	$16.47	127
Forfeited/canceled/expired	(9,562)	$16.25	(274)
Exercised	(4,531)	$7.60	—
Vested	—	$—	(458)
Balance at October 27, 2007	114,313	$14.11	1,963
Vested or expected to vest at October 27, 2007	107,253	$13.67	1,799
Exercisable at October 27, 2007	54,333	$8.85

Included in the preceding table are options to purchase 1,690,000 shares granted to certain officers at an exercise price of $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2010.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at October 27, 2007 was $587.3 million and 6.6 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at October 27, 2007 was $495.0 million and 5.1 years, respectively.  The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of October 27, 2007.

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock vested and expected to vest as of October 27, 2007 was $30.3 million and 0.9 years, respectively.

Included in the table below is activity related to the nonvested portion of restricted stock arrangements as follows (in thousands):

	Nonvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 27, 2007	2,708	$20.10
Granted	127	$17.19
Vested	(504)	$16.79
Canceled/Forfeited	(274)	$19.24
Balance at October 27, 2007	2,057	$19.83

The Company’s current practice is to issue new shares to satisfy share option exercises. As of October 27, 2007, compensation costs related to nonvested awards not yet recognized amounted to $460.1 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.3 years, respectively.

There was no total tax benefit attributable to options exercised in the nine months ended October 27, 2007.  The excess tax benefits from stock-based compensation of $0.3 million as reported on the condensed consolidated statement of cash flows in financing activities represents the reduction, in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

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

Stock Award Activity

The Company has granted 140,000 restricted stock awards to its employees under the 1995 Stock Option Plan. Such awards generally vest over a period of five years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted are considered issued and outstanding.  The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.  The grant of restricted stock awards is deducted from the shares available for grant under the Company’s stock option plan.  Restricted stock activity under the Company’s stock option plans for the nine months ended October 27, 2007 is summarized below (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 27, 2007	140	$32.21
Restricted stock granted	—	—
Restricted stock forfeited	—	—
Restricted stock vested	(46)	32.22
Balance at October 27, 2007	94	$32.20

A total of 46,332 restricted stock awards vested during the three and nine months ended October 27, 2007.  Based on the closing price of the Company’s stock of $16.85, on October 26, 2007, the total pretax intrinsic value of all outstanding restricted stock was $1.6 million.

Note 9. Income Taxes

For the three months ended October 27, 2007 and October 28, 2006, the Company’s effective tax rate was an income tax benefit of 48.5% and an income tax expense of 51.7%, respectively.  For the nine months ended October 27, 2007 and October 28, 2006, the Company’s effective tax rate was an income tax expense of 9.0% and 22.4%, respectively.  The income tax provision for these periods was affected by non-tax-deductible expenses such as SFAS 123R stock-based compensation expense, as well as the accrual of liabilities, interest and penalties associated with unrecognized benefits.

During the three months ended October 27, 2007, the Company recorded a benefit of $15.4 million arising from the reversal of certain reserves including penalties upon the completion of a foreign tax audit, which resulted in a benefit for the three month period ended October 27, 2007 and reduced the Company’s income tax provision for the nine months ended October 27, 2007.  Offsetting the decrease in the effective tax rate for the three and nine months ended October 27, 2007 was the fact that a smaller proportion of profit was earned in zero or lower tax jurisdictions and as well as providing income taxes on discrete items and unrecognized income tax benefits.

Effective January 28, 2007, the Company adopted the provisions of FIN 48.  The adoption of FIN 48 did not result in any reclassifications of uncertain income tax liabilities and did not have a cumulative impact to retained earnings.  As of January 28, 2007, the Company’s liabilities for unrecognized income tax benefits totaled $116.8 million which included interest and penalties of $31.5 million.  If recognized, all of the FIN 48 liabilities recorded as of the date of adoption will impact the effective tax rate.  As of October 27, 2007, the Company’s interest and penalties expense associated with FIN 48 liabilities balance was $33.1 million.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax provision. This policy did not change as a result of the adoption of FIN 48.

The Company conducts business globally and, as a result, one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Singapore, Japan, Taiwan, China, India, Germany, Israel, Netherlands, Switzerland, the United Kingdom, and the United States.  The Company is subject to non-U.S. income tax examinations for years beginning with fiscal year 2002 and for U.S. income tax examinations beginning with fiscal year 2004.  The U.S. subsidiaries are currently under audit by the U.S. tax authorities for the fiscal years 2004, 2005 and 2006.  The U.S. tax authorities are also reviewing employment taxes with regard to the re-measured stock options.  The Company has accrued for the employment taxes and believes that it has adequately provided for this liability.  The foreign tax authorities have concluded an audit of one of the Company’s foreign subsidiaries for the tax years 2005, 2006 and 2007 during the third quarter of fiscal 2008. Therefore, the Company has performed a remeasurement of tax reserves previously accrued for these years and concluded that the remaining balances are not required because the likelihood of future audit or assessment is remote.  It is possible that the amount of the liability for unrecognized income tax benefits, including the unrecognized income tax benefit positions which have been taken during the audit cycles referenced above, may change within the next 12 months.  The Company believes that it has adequately provided for any assessments.  The income tax rate will be affected as events occur, income tax audits conclude or statutes of limitations expire.  An estimate of the range of possible changes in the effective income tax rate cannot be made at this time.

Note 10. Related Party Transactions

During the third quarters of fiscal 2008 and 2007, the Company incurred approximately $14,000 and $1,000, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to Marvell Semiconductor, Inc. (“MSI”) for Estopia Air LLC (“Estopia Air”). During the first nine months of fiscal 2008 and 2007, the Company incurred approximately $0.1 million and $0.5 million, respectively, of expenses from ACM, for charter aircraft services provided to MSI.  The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company’s Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja and the Company’s Director of Strategic Marketing and Business Development, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM.  Dr. Sutardja and Weili Dai are husband and wife.  Expenses were incurred for business travel use of the aircraft at a cost determined to be at fair market value.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties.  The Company recognized $0.2 million and no revenue under the License Agreement with C2 Micro during the third quarters of fiscal 2008 and 2007, respectively.  The Company recognized $0.2 million and $0.3 million of revenue under the License Agreement with C2 Micro during the first nine months of fiscal 2008 and 2007, respectively.  As of October 27, 2007, we had a receivable of $373,839 from C2Micro.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of C2Micro.  Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer, Acting Chief Operating Officer and Chief Research and Development Officer, is also a shareholder of C2Micro.

On January 8, 2007, the Company, through its subsidiary Marvell International Ltd., entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”).  The Evaluation License Agreement has no consideration.  The Company also incurred $0.1 and $0.4 million of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the UTStarcom Business during the three and nine months ended October 27, 2007, respectively.  In addition, the Company incurred $37,500 of maintenance expense from VeriSilicon during the nine months ended October 27, 2007.  Weili Dai's brother (and Dr. Sehat Sutardja's brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon.  Ms. Dai is also a shareholder of VeriSilicon.

On September 6, 2007, the Company, through its subsidiary Marvell International Ltd., entered into a Technology Evaluation Agreement (the “Evaluation Agreement”) with Vivante Corporation (“Vivante”).  The Evaluation Agreement has no consideration.  On September 28, 2007, the Company also entered into a Memorandum of Understanding (“MOU”) with Vivante to set forth the main principles for a good faith negotiation of a license agreement.  The MOU has no consideration.  On October 31, 2007, the Company entered into a License Agreement with Vivante.  The License Agreement has substantially similar terms as other license agreements with other third parties.  No amounts have been recorded during the third quarter and first nine months of fiscal 2008 in connection with the License Agreement with Vivante.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante.  In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante.  Weili Dai's brother (and Dr. Sehat Sutardja's brother-in-law) is the Chief Executive Officer of Vivante.  Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

On September 28, 2007, the Company, through its subsidiary Marvell International Ltd., entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which the Company licensed technology from Sonics.  The Technology Agreement has substantially similar terms as other license agreements with other third parties.  The Company paid $2.1 million under the Technology Agreement for the license and related maintenance during the third quarter of fiscal 2008 and the first nine months of fiscal 2008.  Kuo Wei (Herbert) Chang and Mike Sophie, members of the Company’s Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.

Note 11. Subsequent Events

In November 2007, the Company filed a tender offer to correct its misdated stock options.  The tender offer will permit the Company to give employees the opportunity to correct the §409A United States tax issues with the stock options and therefore exercise stock options without incurring a penalty tax.  The tender offer will amend certain outstanding options and provide restrictive stock unit grants and/or cash payments as set forth under the Offer to Amend the Exercise Price of Certain Options to employees with misdated options.  As of October 2, 2007, the Company has not determined the amount stock compensation expense to be recorded in connection with the granting of restricted stock to compensate employees for the value loss in correcting the misdated options.

In November 2007, the Company announced a plan (the “Plan”) to reduce operating expenses and help meet financial targets with a worldwide reduction in force of approximately 400 employees, or approximately 7% of its total workforce. The Company expects to incur a restructuring charge in connection with the Plan of up to $8.0 million in the fourth quarter of fiscal 2008 related to severance and other expenses.  The workforce reduction will affect all functions of the Company’s global workforce, and in particular positions based in the United States and Israel, and to a lesser degree, other international locations.  The Plan is expected to be completed in the fourth quarter of fiscal 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,  and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; industry trends; our anticipation that the total amount of sales through international distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding our supply agreement; our expectations regarding the number of days in inventory, inventory levels, and levels of accounts receivable; our expectation of additional growth in fiscal 2008 due to various reasons, including expected increases in shipments of cellular and handheld, printer ASIC and our WLAN products from new design wins, and our belief that our analog, mixed signal, digital signal processing and embedded microprocessor integrated circuit technology can be leveraged into other large volume and diverse markets; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products enabling the storage, transmission and management of large volumes of data at high speeds; the anticipated benefits of consolidating our facilities and the sufficiency of our facilities; the anticipated features and benefits of our technology solutions; our strategy and components of our strategy, including our intention to expand our market position by developing new signal processing technologies, to leverage our technology for broadband communications applications, to continue to extend our leadership position for storage market applications, and to strengthen and expand our relationship with customers using a variety of techniques; the anticipated needs of our customers; our expectations to transition our semiconductor products to increasingly smaller line width geometries; the benefits of our fabless manufacturing approach; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our plan to attract new customers by reducing our prices; the anticipated effect of our plan to reduce operating expenses by reducing our workforce; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development; our expected results, cash flows, and expenses, including those related to sales and marketing, research and development and general and administrative; our intention to complete acquired in-process research and development projects; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectation regarding gross profits and gross margins and events that may cause them to fluctuate; our plan to raise funds to prepay loan obligations or consummate acquisitions; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding the growth in business and operations; our expectations regarding our compliance with SEC periodic reporting requirements and NASDAQ listing requirements; our expectations regarding the impact of the restatement of our financial statements in connection with the internal review of our historical stock option granting; our expectations regarding an impairment review of our goodwill and intangible assets; our plans regarding remediation of material weakness and expectations regarding the effectiveness of those remediation efforts; our plan regarding dividends; our plan regarding forward exchange contracts; and the effect of recent accounting pronouncements and changes in taxation rules. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; the impact of natural disasters; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; the impact of our complex products on market acceptance of our new products and our reputation with current or prospective customers, our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the impact of certain covenants on our ability to obtain debt financing and the effects resulting from them; the risk that other remediation efforts will be insufficient to address our material weakness in internal controls and the outcome pending or future litigation and legal proceedings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, as well as the risks discussed in Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In January 2001, we acquired Galileo Technology Ltd. (now Marvell Semiconductor Israel Ltd, or “MSIL”) in a stock-for-stock transaction for aggregate consideration of approximately $2.5 billion. MSIL develops high-performance internetworking and switching products for the broadband communications market. In June 2003, we acquired RADLAN Computer Communications Ltd. (“RADLAN”), a leading provider of embedded networking software, for aggregate consideration of approximately $134.7 million. In November 2005, we acquired the hard disk and tape drive controller business of QLogic Corporation for approximately $232.5 million.  The acquired business designs and supplies controller chips for data storage peripherals, such as hard disk and tape drives.  In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for approximately $40.8 million.  The semiconductor design business of UTStarcom designed and supplied chipsets for cellular phone applications. In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $288.0 million.  The printer semiconductor division of Avago designed and developed system-on-chip and system level solutions for both inkjet and laser jet printer systems.  In November 2006, we completed the acquisition of the communications and applications processor business of Intel Corporation for approximately $605.9 million.  The communications and applications processor business of Intel designed and developed cellular baseband processors for multi-mode, multi-band wireless handheld devices such as cellular handsets, PDAs and smartphones.

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

On January 28, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) to account for uncertain tax positions. Adoption of FIN 48 did not have any impact on our unaudited condensed consolidated statement of operations, and the impact on our unaudited condensed consolidated balance sheets is summarized in Note 9 — Income Taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in our subjective assumptions and judgments can materially affect our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	52.3	49.2	51.7	48.0
Research and development and other	33.2	29.4	35.2	26.9
Selling and marketing	6.1	7.3	7.3	7.2
General and administrative	4.3	7.8	4.4	4.9
Amortization of acquired intangible assets	4.9	5.2	5.5	4.4
Total operating costs and expenses	100.8	98.9	104.1	91.4
Operating (loss) income	(0.8)	1.1	(4.1)	8.6
Interest and other income, net	0.6	1.4	0.4	1.1
Interest expense	(1.4)	(0.1)	(1.5)	(0.1)
(Loss) income before income taxes	(1.6)	2.4	(5.2)	9.6
(Benefit) provision for income taxes	(0.8)	1.2	0.5	2.1
(Loss) income before change in accounting principle	(0.8)	1.2	(5.7)	7.5
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	0.5
Net (loss) income	(0.8)%	1.2%	(5.7)%	8.0%

Three and Nine Months Ended October 27, 2007 and October 28, 2006

Net Revenue

	Three Months Ended			Nine Months Ended
	October 27,	October 28,	Percent	October 27,	October 28,	Percent
	2007	2006	Change	2007	2006	Change
Net revenue	$758,246	$520,398	45.7%	$2,050,007	$1,615,579	26.9%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances and rebates. The increase in net revenue in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 reflects an increase in volume shipments of our cellular and handset products which increased $142.1 million due to increased demand and acceptance of our products.  Additionally, net revenue for our wireless products increased due to increased seasonal demand and customer ramps of our wireless products used in consumer applications.  The increase in net revenue for cellular and handheld products was from our initial shipments commencing in November 2006 from the acquisition of the applications and communications processor business from Intel Corporation.  The increase in net revenue in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 reflects an increase in volume shipments of our cellular and handset products which increased $392.2 million due to increased demand and acceptance for the products.  Net revenue derived from development contracts increased in absolute dollars during the third quarter and first nine months of fiscal 2008 as compared to the third quarter and first nine months of fiscal 2007, but represented less than 10% of net revenue for each period.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue.  For the three months ended October 27, 2007, two customers each represented more than 10% of our net revenue, for a combined total of 26% of our net revenue.  For the nine months ended October 27, 2007, two customers accounted for more than 10% of our net revenue with a total of 26% of our net revenue.  For the three months ended October 27, 2006, three customers each represented more than 10% of our net revenue, for a combined total of 42% of our net revenue. For the nine months ended October 28, 2006, four customers each represented more than 10% of our net revenue, for a combined total of 51% of our net revenue. In addition, no distributor accounted for more than 10% of our net revenue in the three and nine months ended October 27, 2007 and in the three and nine months ended October 28, 2006.

We sell our products to many OEM manufacturers who have manufacturing operations located in Asia therefore, significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 84% and 94% of our net revenue for the three months ended October 27, 2007 and October 28, 2006 respectively.  Sales to customers located in Asia represented 83% and 93% of our net revenue for the nine months ended October 27, 2007 and October 28, 2006, respectively. The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia.  Substantially all of our sales to date have been denominated in United States dollars.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	October 27,	October 28,	Percent	October 27,	October 28,	Percent
	2007	2006	Change	2007	2006	Change
Cost of goods sold	$396,209	$256,090	54.7%	$1,059,156	$775,398	36.6%
% of net revenue	52.3%	49.2%		51.7%	48.0%
Gross margin	47.7%	50.8%		48.3%	52.0%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation costs. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin percentage for the three and nine months ended October 27, 2007 compared to the three and nine months ended October 28, 2006 was primarily due to lower gross margins from the cellular and handset products which commenced shipment in November 2006 as a result of the acquisition of the communications and applications processor business from Intel, and due to a higher inventory and excess and obsolescence provision.  The excess and obsolescence provision increased by $5.0 million and $28.5 million for the three and nine months ended October 27, 2007, respectively, compared to the same periods in the prior year.  The increase in excess and obsolescence provision was due to the mix and quantities on hand compared to forecasted demand for such products on hand including communications and applications processors and wireless products.  The cellular and handset inventory that we are contractually obligated to purchase under a supply agreement with Intel are recorded at estimated fair value as required under purchase accounting.  The amount credited against cost of goods sold under the supply agreement was $26.3 million and $103.9 million for the three and nine months ended October 27, 2007, respectively.  We anticipate that we will continue to source cellular and handset inventory under the Intel supply agreement, and that such purchases will in significant part be beyond our minimum committed levels under the agreement.  We will record such inventory at cost, which will adversely impact our gross margins relative to periods where we only purchased inventory at the minimum committed level.  The supply agreement requires us to purchase inventory earlier than anticipated product shipments to our customers resulting in higher levels of inventory and associated carrying costs.  As a result, the higher levels of inventory increase our risk of holding excess and obsolete inventory.  Our gross margins may also fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margins, product warranty costs and changes in the amount of development revenue recognized.

Research and Development and Other

	Three Months Ended			Nine Months Ended
	October 27,	October 28,	Percent	October 27,	October 28,	Percent
	2007	2006	Change	2007	2006	Change
Research and development and other	$252,205	$152,939	64.9%	$722,532	$434,812	66.2%
% of net revenue	33.2%	29.4%		35.2%	26.9%

Research and development and other expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation expenses, prototype costs, contracted development work costs, depreciation and amortization expense, patent investigation and filing fees and allocated occupancy costs for these operations. The increase in research and development and other expense in absolute dollars in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to net hiring of additional development personnel including personnel related to our acquisition of the communications and applications processor business of Intel in November 2006 which together resulted in an increase in salary and related costs of $45.9 million.  Additionally, we incurred increased costs of $12.1 million for depreciation and amortization expense arising from purchases of property, equipment and technology licenses, increased costs of $9.9 million for prototype and related product tape-out costs for new product initiatives, increased costs of $1.8 million for evaluation boards and supplies arising out of new product initiatives, increased costs of $1.6 million for patent investigation and filing fees and an increase in costs of $8.4 million for other allocated expenses related to our expanding operations. Research and development related costs for the three-month period ended October 27, 2007 was $246.6 million as compared to $148.9 million for the three-month period ended October 28, 2006, an increase of $97.7 million or 65.6%.

The increase in research and development and other expense in absolute dollars in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was primarily due to net hiring of additional development personnel including personnel related to our acquisition of the communications and applications processor business of Intel in November 2006 which together resulted in an increase in salary and related costs of $155.8 million.  Additionally, we incurred increased costs of $40.2 million for depreciation and amortization expense arising from purchases of property, equipment and technology licenses, increased costs of $20.8 million for prototype and related product tape-out costs for new product initiatives, increased costs of $5.9 million for evaluation boards and supplies arising from the increase in product initiatives, increased costs of $3.7 million for patent investigation and filing fees and an increase in costs of $27.3 million for other allocated expenses related to our expanding operations. Research and development related costs for the nine-month period ended October 27, 2007 was $709.8 million as compared to $425.7 million for the nine-month period ended October 28, 2006, an increase of $284.1 million or 66.7%.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	October 27,	October 28,	Percent	October 27,	October 28,	Percent
	2007	2006	Change	2007	2006	Change
Selling and marketing	$46,423	$37,875	22.6%	$150,757	$116,004	30.0%
% of net revenue	6.1%	7.3%		7.3%	7.2%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to the net hiring of additional selling and marketing personnel including the incremental salary and related expenses resulting from our acquisition of the communications and applications processor business from Intel in November 2006 which together resulted in an increase in salary and related costs of $5.3 million.  Selling and marketing expense also increased due to the net increase in sales commission expense of $1.1 million due to the increase in revenue.  Additionally, we incurred an increase in allocated overhead costs of $2.3 million related to our expanding operations.

The increase in selling and marketing expense in absolute dollars in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was primarily due to the net hiring of additional selling and marketing personnel including the incremental salary and related expenses resulting from our acquisition of the communications and applications processor business from Intel in November 2006 which together resulted in an increase in salary and related costs of $22.3 million.  Additionally, we incurred an increase in sales commissions of $0.9 million due to the increase in revenue.  We also incurred an increase in allocated overhead costs of $6.9 million related to our expanding operations as well as a net increase in stock compensation expense of $1.9 million.

General and Administrative

	Three Months Ended			Nine Months Ended
	October 27,	October 28,	Percent	October 27,	October 28,	Percent
	2007	2006	Change	2007	2006	Change
General and administrative	$32,537	$40,427	(19.5)%	$90,300	$78,674	14.8%
% of net revenue	4.3%	7.8%		4.4%	4.9%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation expenses, fees for professional services, and allocated occupancy costs for these operations. The decrease in absolute dollars in general and administrative expense in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to a decrease in legal fees of $7.0 million due to the completion of our internal review by a special committee of the Board of Directors related to our historical stock option practices and related accounting matters which was completed in the second quarter of fiscal 2008.

The increase in absolute dollars in general administrative expense in the first nine months of fiscal 2008 compared to the first nine months of the fiscal 2007 was primarily due to an increase in legal fees of $9.0 million due largely to costs associated with our internal review by a special committee of the Board of Directors related to our historical stock option practices and related accounting matters which was completed in the second quarter of fiscal 2008.  In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $8.3 million.  Partially offsetting the increase in general and administrative expense in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was a $5.1 million gain from the sale of an asset under construction.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	October 27,	October 28,	Percent	October 27,	October 28,	Percent
	2007	2006	Change	2007	2006	Change
Amortization of acquired intangible assets	$37,311	$27,405	36.1%	$111,924	$72,161	55.1%
% of net revenue	4.9%	5.2%		5.5%	4.4%

In the first nine months of fiscal 2007, we made three acquisitions in which we acquired intangible assets which are being amortized over their estimated economic lives of one to six years.  The increase in amortization of acquired intangible assets in the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of fiscal 2007 was due to additional amortization of intangible assets from the acquisitions made in the first nine months of fiscal 2007.

Interest and Other Income, net

	Three Months Ended			Nine Months Ended
	October 27,	October 28,	Percent	October 27,	October 28,	Percent
	2007	2006	Change	2007	2006	Change
Interest and other income, net	$4,470	$7,577	(41.0)%	$8,917	$17,506	(49.1)%
% of net revenue	0.6%	1.4%		0.4%	1.1%

Interest and other income, net consist primarily of interest earned on cash, cash equivalents and short-term investment balances. The decrease in interest and other income for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to lower interest income as a result of lower average cash balances for comparable periods as well as a decrease in interest rates.  The decrease in interest and other income, net for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was due primarily to a decrease in interest income as a result of lower average cash balances for comparable periods partially offset by a $5.0 million charge for a reserve recorded in the first nine months of fiscal 2007 for an advance payment to a company that subsequently filed for bankruptcy.

Interest Expense

	Three Months Ended			Nine Months Ended
	October 27,	October 28,	Percent	October 27,	October 28,	Percent
	2007	2006	Change	2007	2006	Change
Interest expense	$10,518	$732	1,336.9%	$30,435	$1,954	1,457.6%
% of net revenue	1.4%	0.1%		1.5%	0.1%

Interest expense consists primarily of interest paid on term loan and capital lease obligations. The increase in interest expense for the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of fiscal 2007 was primarily due to interest expense on a term loan obligation and supply agreement.

(Benefit) Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 27,	October 28,	Percent	October 27,	October 28,	Percent
	2007	2006	Change	2007	2006	Change
(Benefit) provision for income taxes	$(6,051)	$6,461	(193.7)%	$9,540	$34,438	(72.3)%
% of net revenue	(0.8)%	1.2%		0.5%	2.1%

For the three months ended October 27, 2007 and October 28, 2006, our effective tax rate was an income tax benefit of 48.5% and an income tax expense of 51.7%, respectively.  For the nine months ended October 27, 2007 and October 28, 2006, our effective tax rate was an income tax expense of 9.0% and 22.4%, respectively.  The effective tax rates were affected by non-tax-deductible expenses, such as FAS 123R stock based compensation expenses and amortization of acquired intangibles.  During the three months ended October 27, 2007, we recorded a benefit of $15.4 million arising from the reversal of tax reserves upon the completion of a foreign tax audit, which resulted in a benefit for the three month period ended October 27, 2007 and reduced our income tax provision for the nine months ended October 27, 2007.  Offsetting the decrease in the effective tax rate for the three and nine months ended October 27, 2007 was the fact that a smaller proportion of profit was earned in zero or lower tax jurisdictions and provision for income taxes on discrete items and unrecognized income tax benefits.

Cumulative Effects of Change in Accounting Principle, net of Tax Effect

	Three Months Ended			Nine Months Ended
	October 27,	October 28,	Percent	October 27,	October 28,	Percent
	2007	2006	Change	2007	2006	Change
Cumulative effects of change in accounting principle, net of tax effect	$—	$—	—%	$—	$8,846	(100.0)%
% of net revenue	—%	—%		—%	0.5%

During the first quarter of fiscal 2007, we recorded an adjustment for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R.

Liquidity and Capital Resources

Our principal source of liquidity as of October 27, 2007 consisted of $529.5 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $13.9 million for the nine months ended October 27, 2007 compared to net cash provided by operating activities of $346.5 million for the nine months ended October 28, 2006. The cash inflow from operations in the first nine months of fiscal 2008 was primarily due to changes in working capital. Non-cash charges in the first nine months of fiscal 2008 included $111.9 million related to amortization of acquired intangible assets, $78.8 million of depreciation and amortization expense, $161.0 million of stock-based compensation and $103.9 for a fair market value adjustment to cost of goods sold from a supply contract.  Significant working capital changes contributing to positive cash inflow cash in the first nine months of fiscal 2008 included a decrease in prepaid expenses and other assets due primarily to the utilization of prepaid foundry capacity and prepaid wafers.  Also contributing to positive cash flow was an increase in deferred income due to the increased levels of inventory at distributors as sales ramp up.

Significant working capital changes offsetting positive cash flows in the first nine months of fiscal 2008 included an increase in inventories of $158.8 million to support increased revenue levels.  The number of days in inventory has increased at the end of the third quarter to fiscal 2008 to 87 days from 81 days at the end of the third quarter of fiscal 2007 due to the higher comparable inventory balance at the end of each respective quarter.  Also contributing to the use of cash in operating activities was an increase in accounts receivable of $56.9 million primarily due to the higher net revenue in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.  The days outstanding, or DSO, metric decreased to

46 days at the end of the third quarter of fiscal 2008 compared to 51 days in at the end of the third quarter of fiscal 2007.  Many of our larger customers have regularly scheduled payment dates that fall immediately before or after our fiscal quarter-end.  As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.  Additionally, cash used in operating activities decreased due to a decrease in accounts payable primarily as a result of the timing of payments.

Significant working capital changes contributing to positive cash inflow in the first nine months of fiscal 2007 included an increase of $29.1 million in income tax payable resulting from higher taxable income in the first nine months of fiscal 2007 and an increase in accrued liabilities and other of $13.8 million resulting primarily from accruals for contingent consideration in connection with our acquisitions.  Inventory increased $10.3 million, primarily as a result of the buildup of inventory to support our increasing revenue and additional inventory from our acquisitions.

Significant working capital changes offsetting positive cash flows in the first nine months of fiscal 2007 included an increase in prepaid expenses and other current assets of $51.8 million due primarily to payments made in connection with a capacity reservation agreement with a foundry.  Also contributing to working capital changes offsetting positive cash flow in the first nine months of fiscal 2007 was an in crease in accounts receivable of $49.1 million primarily due to higher net revenue in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $149.6 million for the first nine months of fiscal 2008 while net cash provided by investing activities was $121.3 million for the first nine months of fiscal 2007. The net cash used in investing activities in the first nine months of fiscal 2008 was due to purchases of short-term investments of $165.9 million, purchases of property and equipment of $81.1 million and purchases of technology licenses of $19.5 million, partially offset by sales and maturities of short-term investments of $120.5 million.  The net cash provided by investing activities in the first nine months of fiscal 2007 was due to sales and maturities of short-term investments of $804.9 million partially offset by purchases short-term investments of $266.9, purchases of property and equipment of $121.4 million and cash paid for acquisitions of $283.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $23.0 million for the nine months ended October 27, 2007 while net cash provided by financing activities was $23.2 million for the nine months ended October 28, 2006.  In the first nine months of both fiscal 2008 and 2007, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option plans partially offset by principal payments on capital lease and debt obligations.  The proceeds from the issuance of common stock are primarily due to the exercises of stock options.

Contractual Obligations and Commitments

In connection with the acquisition of the ICAP Business, we entered into a product supply agreement with Intel.  Under the terms of the agreement we have committed to purchase a minimum number of wafers through June 2008.  If at the end of any fiscal quarter for Intel, there is a shortfall between the quantity of supply ordered by us and the quantities of supply required under the supply agreement commitment, Intel will invoice us for the shortfall and will deliver the corresponding quantity upon receipt of payment from us.  The agreement requires us to prepay for certain wafers six months in advance of delivery and requires us to issue non cancellable purchase orders at least six months in advance of requested delivery dates for all purchases under the supply agreement. As of October 27, 2007, we recorded $22.8 million in prepaid assets for prepayment of wafers and had non cancellable purchase orders outstanding of $125.6 million.

Under our manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of October 27, 2007, these foundries had incurred approximately $211.4 million of manufacturing expenses on our outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of October 28, 2007, payments totaling $174.2 million (included in prepaid expenses and other current assets and other noncurrent assets) had been made and approximately $121.5 million of the prepayment had been utilized as of October 27, 2007.  At October 27, 2007, there are no outstanding commitments under the agreement.

As of October 27, 2007, we had approximately $63.1 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

As a result of our facility move in February 2002, we obtained a sublease on one of our facilities that had a non cancellable lease.  Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $2.9 million as of January 27, 2007.  At October 27, 2007, cash payments of $11.3 million, net of sublease income had been made in connection with this charge. Approximately $2.2 million was accrued for this facilities consolidation charge as of October 27, 2007 of which $0.6 million is current and $1.6 million is long-term, payable through 2010.

In May 2006, we completed the acquisition of the printer semiconductor business of Avago. The acquisition was completed in accordance with the terms and conditions of an Asset Purchase Agreement dated February 21, 2006, as amended.  Under the terms of the Agreement, we paid $249.6 million for certain assets and intellectual property and were committed to two additional contingent cash payments of $10.0 million and $25.0 million upon the achievement of certain levels of revenue.  In the third quarter of fiscal 2007, we recorded contingent consideration and additional goodwill for the first contingent payment of $10.0 million.  In the third quarter of fiscal 2008, we recorded the second contingent payment of $25.0 million based on the achievement of certain levels of revenue during fiscal 2008.

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

The following table summarizes our contractual obligations as of October 27, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(remaining
	three months)
Contractual obligations:
Operating leases	$1,315	$14,760	$11,577	$8,129	$4,119	$13,156	$53,056
Capital lease obligations	8,000	41,777	22,268	14,083	5,474	810	92,412
Purchase commitments to foundries	336,995	—	—	—		—	336,995
Capital purchase obligations	63,098	—	—	—	—	—	63,098
Long-term debt obligations	3,539	4,000	390,750	—	—	—	398,289
Total contractual cash obligations	$412,947	$60,537	$424,595	$22,212	$9,593	$13,966	$943,850

As discussed in Note 9 — Income Taxes, effective January 28, 2007, we adopted the provisions of FIN 48. The adoption of FIN 48 did not result in any reclassifications of uncertain income tax liabilities and did not have a cumulative impact to retained earnings.  Each year this accrued balance is adjusted for income tax statutes of the taxing jurisdictions within which we conduct business.  We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for the recorded liabilities, therefore our FIN 48 liabilities are not included in the above table.

Stock option review related impacts: The additional payable for payroll taxes associated with affected stock option grants of approximately $10.6 million, additional Section 409A expenses for the adverse tax consequences of the re-measure options exercised during calendar year 2006 of approximately $24.2 million, and Section 162(m) liabilities of $26.5 million for cumulative period from fiscal 2001 through 2007, represents potential cash outflow totaling $61.3 million and was accrued during the restated fiscal years 2001 through 2006 as well as in fiscal year 2007.  Through October 27, 2007, $20.3 million has been paid on account of Section 409A and employment taxes on gross up payments.  The remaining balances appear on the balance sheet in current liabilities.  The liabilities recorded in connection with the stock option review are not included in the above table because it is not feasible to reasonably estimate when the liabilities will be paid.

The IRS has provided taxpayers with the following two ways of correcting unexercised discounted stock options: 1) setting a fixed exercise date; and 2) increasing the exercise price of the option up to the fair market price on the date of grant. We are actively evaluating these options. The discount associated with unexercised stock options outstanding as of October 27, 2007 amounted to approximately $49.7 million.

In November 2007, we filed a tender offer to correct the misdated stock options.  The tender offer will permit us to give employees the opportunity to correct the §409A United States tax issues with the stock options and therefore exercise stock options without incurring a penalty tax.  The tender offer will amend certain outstanding options and provide restrictive stock unit grants and/or cash payments as set forth under the Offer to Amend the Exercise Price of Certain Options to employees with misdated options.  As of October 27, 2007, we have not determined the amount stock compensation expense to be recorded in connection with the granting of restricted stock to compensate employees for the value loss in correcting the misdated options.

In November 2007, we announced a plan (the “Plan”) to reduce operating expenses and help meet financial targets with a worldwide reduction in force of approximately 400 employees, or approximately 7% of its total workforce. We expect to incur a restructuring charge in connection with the Plan of up to $8.0 million in the fourth quarter of fiscal 2008 related to severance and other expenses.  The workforce reduction will affect all functions of our global workforce, and in particular positions based in the United States and Israel, and to a lesser degree, other international locations. The Plan is expected to be completed in the fourth quarter of fiscal 2008.

Prospective capital needs: We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from exercise of employee stock options will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.  Additionally, we are named as defendants to several litigation actions and have received a Wells Notice from the SEC.  An unfavorable outcome in such actions could have a material adverse effect on our cash flows, including potential impacts to certain covenants under our existing credit agreement.  In the event that we may need or desire to raise additional funds to prepay our term loan obligation or consummate acquisitions of other businesses, assets, products or technologies, we could raise such funds by electing to sell equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Our existing credit agreement however limits our ability to borrow additional funds. Certain covenants would have to be met.

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

Off-Balance Sheet Arrangements

As of October 27, 2007, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of an income tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to our opening retained earnings. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48-1” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Effective January 28, 2007, we adopted FIN 48.  See Note 9 — Income Taxes for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007.  In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.  We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement expands the standards under SFAS No. 157 which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us for fiscal years beginning February 3, 2008. The adoption of these provisions is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, contingent consideration measured at their fair value at the acquisition date.  It further required that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will assess the impact that SFAS 141R may have on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will assess the impact that SFAS 160 may have on our financial position and results of operations.

Related Party Transactions

During third quarters of fiscal 2008 and 2007, we incurred approximately $14,000 and $1,000, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”). During the first nine months of fiscal 2008 and 2007, we incurred approximately $0.1 million and $0.5 million respectively of expenses from an unrelated third party entity, ACM for charter aircraft services provided to MSI. The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja and Director of Strategic Marketing and Business Development, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM.  Dr. Sutardja and Weili Dai are husband and wife.  Expenses were incurred for business travel use of the aircraft at a cost determined to be at fair market value.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties.  We recognized $0.2 million of revenue under the License Agreement with C2Micro during the third quarter of fiscal 2008 and recognized no revenue under the License Agreement with C2Micro during the third quarter of fiscal 2007.  We recognized $0.2 million and $0.3 million of revenue under the License Agreement with C2Micro during the first nine months of fiscal 2008 and 2007, respectively.  As of October 27, 2007, we had a receivable of $373,839 from C2Micro.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of C2Micro.  Kuo Wei (Herbert) Chang, a member of our Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, our Vice President, Chief Technology Officer, Acting Chief Operating Officer and Chief Research and Development Officer, is also a shareholder of C2Micro.

On January 8, 2007, through our subsidiary Marvell International Ltd., we entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”).  The Evaluation License Agreement has no consideration.  We also incurred $0.1 million and $0.4 million of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the UTStarcom Business during the three and nine months ended October 27, 2007.  In addition, we incurred $37,500 of maintenance expense from VeriSilicon during the nine months ended October 27, 2007.  Weili Dai's brother (and Dr. Sehat Sutardja's brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon.  Ms. Dai is also a shareholder of VeriSilicon.

On September 6, 2007, through our subsidiary Marvell International Ltd., we entered into a Technology Evaluation Agreement (the “Evaluation Agreement”) with Vivante Corporation (“Vivante”).  The Evaluation Agreement has no consideration.  On September 28, 2007, we also entered into a Memorandum of Understanding (“MOU”) with Vivante to set forth the main principles for a good faith negotiation of a license agreement.  The MOU has no consideration.  On October 31, 2007, we entered into a License Agreement with Vivante.  The License Agreement has substantially similar terms as other license agreements with other third parties.  No amounts have been recorded during the third quarter and first nine months of fiscal 2008 in connection with the License Agreement with Vivante.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante.  In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante.  Weili Dai's brother (and Dr. Sehat Sutardja's brother-in-law) is the Chief Executive Officer of Vivante.  Kuo Wei (Herbert) Chang, a member of our Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

On September 28, 2007, through our subsidiary Marvell International Ltd., we entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which we have licensed technology from Sonics.  The Technology Agreement has substantially similar terms as other license agreements with other third parties.  We paid $2.1 million under the Technology Agreement for the license and related maintenance during the third quarter of fiscal 2008 and the first nine months of fiscal 2008.  Kuo Wei (Herbert) Chang and Mike Sophie, members of our Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that were subject to market risk by range of expected maturity and weighted-average interest rates as of October 27, 2007 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date in 2008 because such securities are structured with short-term interest reset dates of generally less than 90 days at which time we can sell or continue to hold the securities at par.

	Expected Fiscal Year Maturity Date
	2008	2009	2010	2011	2012	Total	Fair Value
Variable Rate	$50,532	$—	$—	$—	$—	$50,532	$50,532
Average Interest Rate	5.62%	—	—	—	—	5.62%
Fixed Rate	$8,651	$15,087	$—	$—	$—	$23,738	$23,641
Average Interest Rate	3.41%	3.58%	—	—	—	3.52%

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of October 27, 2007 would have an immaterial effect on our financial position, results of operations and cash flows.

Our term debt bears interest at the higher of the lender’s prime rate or 0.5% per annum above the Federal Funds Effective Rate, as defined in the agreement, plus a 1% margin.  In the case of Eurodollar loans, amounts borrowed bear interest at a rate equal to the Adjusted London Interbank Offered Rate, or LIBOR, plus 2% margin.  Such margins are subject to reductions or increases depending on our future credit rating if obtained.  We pay interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December.  The interest rate as of October 27, 2007 was 7.7%.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $7.1 million at October 27, 2007, are included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.  An impairment of $4.9 million was recorded in the three months ended April 28, 2007.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of October 27, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based in this evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective because of the material weaknesses described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the Company’s Annual Report on Form 10-K for the year ended January 27, 2007, which the Company is still in the process of remediating. These material weaknesses are described below:

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

Because of these material weaknesses which we are still in the process of remediating, management has concluded that we did not maintain effective internal control over financial reporting as of October 27, 2007, based on the criteria established in “Internal Control - Integrated Framework” issued by the COSO. We have undertaken the remediation steps described below and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Implemented or Planned Remedial Actions of Material Weaknesses

During the quarter ended October 27, 2007 and subsequent to that date, we implemented or plan to implement further remedial actions, specifically:

•                  Implemented or planned remediation efforts regarding the material weakness in internal control over financial reporting related to an ineffective control environment include the following:

Following the Special Committee’s recommendations, we are conducting a search for a new Chief Financial Officer and General Counsel and are planning to conduct a search for a new Chief Operating Officer and Vice President of Compliance. The Vice President of Compliance will report directly to the Audit Committee of the Board. During the third quarter of fiscal 2008, we appointed two new independent members of the Board.  Additionally, the Board’s Governance Committee is conducting a search for two remaining independent directors to fill existing vacancies. One of these independent directors will succeed Dr. Sutardja as Chairman of the Board.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval.  On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six focus cases and have moved for class certification.  On December 21, 2007, responsive briefs are due.  On February 15, 2008, reply briefs are due.

16(b) Litigation.  On October 9, 2007, a purported Marvell shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against our IPO underwriters.  The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632, in District Court for the Western District of Washington, seeks the recovery of short-swing profits.  We are named as a nominal defendant.  No recovery is sought from us.

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

On June 21, 2005, we filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees.  The cross complaint was later amended to name two individual officers of Jasmine.  On May 15, 2007, we filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine.  Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to us technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights.  The cross complaint seeks declaratory judgment that our technology does not incorporate any of Jasmine’s alleged technology.  The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology.  We intend to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint. On June 13, 2007, Jasmine filed a demurrer to the fifth, sixth, and seventh causes of action of our second amended cross-complaint. The demurrer was heard on July 19, 2007 and denied. On August 3, 2007, Jasmine filed its answer to the second amended complaint. Our motion for summary adjudication on its fifth and sixth causes of action for declaratory relief is set for November 9, 2007, which will seek, among other things, a determination that Jasmine held no propriety interest in the “JSLIP” algorithm, which was one of the core technologies Jasmine asserts was misappropriated by Marvell.  The motion was denied on November 14, 2007.

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

On May 4, 2007, we filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the CSIRO patent is invalid and unenforceable and that we and our customers do not infringe the CSIRO patent.  The complaint also seeks damages and a license for us and our customers on reasonable and non-discriminatory terms in the event our 802.11a/g wireless LAN products are found to infringe and the CSIRO patent is found to be valid and enforceable.  On August 3, 2007, CSIRO moved to dismiss the complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the preceding paragraph.  On October 24, 2007, the Court issued an order denying CSIRO’s motion to dismiss.  The Court also denied our motions to stay/intervene/disqualify.

The Claim Construction hearing is set for June 26, 2008.  Trial in our action is set to begin on May 10, 2010.

Shareholder Derivative Litigation.  Between July 7, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California.  Each of these lawsuits names us as a nominal defendant and a number of our current and former directors and officers as defendants.  Each lawsuit seeks to recover damages purportedly sustained by us in connection with our option granting processes, and seeks certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative Litigation.  The plaintiffs filed an amended and consolidated complaint on November 1, 2006.  On January 16, 2007, we filed a motion to dismiss the consolidated complaint for lack of standing or, in the alternative, stay proceedings.  Pursuant to stipulations among the parties and orders of the court, our motion is currently scheduled to be heard on March 13, 2008.

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

Class Action Securities Litigation.  Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors.  The complaints allege that we and certain of our officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options.  The complaints seek, on behalf of persons who purchased our common stock during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements.  Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation.  On August 16, 2007, plaintiffs filed a consolidated class action complaint.  On October 18, 2007, we filed a motion to dismiss the consolidated class action complaint.  Our motion is currently scheduled to be heard on February 1, 2008.

SEC and United States Attorney Inquiries.  In July 2006, we received a letter of informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents relating to our stock option grants and practices.   We also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents.  On April 20, 2007, we were informed that the SEC is now conducting a formal investigation into this matter.  On June 8, 2007, we received a document subpoena from the SEC.  On October 11, 2007, we received a “Wells Notice” from the staff of the SEC.  Weili Dai, Director of Strategic Marketing and Business Development and former Chief Operating Officer, who is not an officer or director of Marvell, also received a notice. The staff also advised us that it is not at this time recommending enforcement action against any current officers or directors of Marvell.  The notices indicate that the staff intends to recommend to the Commission that it bring civil actions against the recipients for injunctive relief and civil monetary penalties. As we have previously disclosed, we have the opportunity to respond in writing to the “Wells Notice” and/or reach a resolution of this matter before any action is filed.  We have submitted a written response to the “Wells Notice” and are awaiting the Commission’s response to our submission.

We have cooperated with the SEC and the United States Attorney regarding these matters, and intend to continue to do so.  We cannot predict the outcome of these investigations.

Wi-Lan Litigation.  On December 21, 2006, we received a letter from Wi-Lan, Inc. (“Wi-Lan”) accusing us of infringing four United States patents allegedly owned by Wi-Lan, and one Canadian patent also allegedly owned by Wi-Lan.  On October 31, 2007, Wi-Lan sued two groups of system and chip manufacturers in the United States District Court for the Eastern District of Texas, in both cases naming us as a defendant and alleging patent infringement.  In the first case, Wi-Lan alleges that defendants infringe two patents that allegedly relate to the 802.11 wireless standard.  In the second case, Wi-Lan alleges that defendants infringe the same two patents asserted in the first case, and in addition Wi-Lan alleges that some of the defendants in the second case infringe a third patent that allegedly relates to Asymmetric Digital Subscriber Line (“ADSL”) technology.  In the second case, we are not accused of infringing the ADSL patent.  We believe that we do not infringe the asserted Wi-Lan patents and will vigorously defend ourselves in these matters.

On November 5, 2007, we filed a Complaint against Wi-Lan in the United States District Court for the Northern District of California asking the Court to find that it does not infringe three patents that Wi-Lan asserted against MSI in its December 21, 2006 letter.  Two of these patents were not asserted against us in either of the two Texas litigations.  These patents allegedly relate to Wideband Code Division Multiple Access technology.  Also, we ask in the alternative that the Court find the patents invalid.  We will vigorously pursue this matter.

General.  We are also party to other legal proceedings and claims arising in the normal course of business.

The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of our management.  Although the legal responsibility and financial impact with respect to these proceedings and claims cannot currently be ascertained, an unfavorable outcome in such actions could have a material adverse effect on our cash flows, including potential impacts to certain covenants under our existing credit agreement.  However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require us to pay damages or one-time license fees or royalty payments, which could adversely impact gross margins in future periods, or could prevent us from manufacturing or selling some of our products or limit or restrict the type of work that employees involved in such litigation may perform for us. There can be no assurance that these matters will be resolved in a manner that is not adverse to our business, financial condition, results of operations or cash flows.

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

We have experienced significant changes in our management and our board of directors.  In May 2007, our former Chief Financial Officer resigned and our Executive Vice President and Chief Operating Officer, who is one of our co-founders, resigned from those positions and as a member of our board of directors and will continue in a non-management role.  Also, the general counsel of our U.S. operating subsidiary was terminated in March 2007.  If we cannot recruit qualified permanent replacements for our Chief Operating Officer, Chief Financial Officer and General Counsel positions, our business may suffer.  During the third quarter of fiscal 2008, we appointed two new independent members of the Board.  Moreover, we continue to search for new independent directors to fill the two existing vacancies on our board of directors. One of the new directors will succeed Dr. Sehat Sutardja as Chairman of the Board.  These changes in our management and board of directors may be disruptive to our business, and, during the transition period, there may be uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. Our future success will depend to a significant extent on the ability of our management team to work together effectively.  The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.  Moreover, our success will depend on our ability to attract, hire and retain qualified management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward.  If we are unable to attract and retain effective qualified replacements for our key executives and board of directors positions in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired.

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

We have been named as a nominal defendant in purported shareholder derivative actions that name a number of our current and former directors and officers as defendants and that seek to recover damages purportedly sustained by us in connection with our option granting practices. Further, putative class actions have been filed against us and certain of our officers and directors that allege violations of the federal securities laws and seek to recover damages. We may in the future be subject to additional litigation relating to our past option granting practices. We cannot predict the outcome of these lawsuits.  Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, financial results, results of operations and cash flows, including potential impacts to certain covenants in our existing credit agreement.

Matters related to the internal review of our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, and could have a negative impact on our reputation, business, financial condition and financial results.

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see the discussion included in Part II, Item 1 — “Legal Proceedings,” of this Report as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission (“SEC”) and the United States Attorney’s Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. On October 11, 2007, we received a “Wells Notice” from the staff of the SEC.  Weili Dai, Director of Strategic Marketing and Business Development and former Chief Operating Officer, who is not an officer or director of Marvell, also received a notice.  The notices indicate that the staff intends to recommend to the Commission that it bring civil actions against recipients for injunctive relief and civil monetary penalties.  We have responded in writing to the “Wells Notice.”  At this time, we are awaiting the Commission’s response to the “Wells Notice” and our submission and cannot anticipate the outcome of the SEC’s investigation.  No assurance can be given regarding the outcomes of litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters has been and will be time consuming, expensive, and may distract management from the conduct of our business. Further, we could be required to pay damages or penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows.

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

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been consolidated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the consolidated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval.  On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six focus cases and have moved for class certification.  On December 21, 2007, responsive briefs are due.  On February 15, 2008, reply briefs are due.  In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the integrated circuit industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of additional securities litigation. Any securities litigation could result in substantial costs, could divert the attention and resources of our management, and could have a material adverse effect on our reputation, business, financial condition, financial results, results of operations and cash flows.

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

We cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth and numerous acquisitions in recent periods, and our possible future expansion through additional acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under the Sarbanes-Oxley Act. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.  If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective in future periods.

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

If we are unable to quickly and successfully transition away from reliance on the supply agreement with Intel Corporation and secure other production capacity for our communications and application processor business, our gross margins could be harmed and we could lose a significant portion of that business.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which had carrying values of approximately $2.5 billion as of October 27, 2007.  An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We have made and may continue to make acquisitions and investments which could divert management’s attention, cause ownership dilution to our shareholders, be difficult to integrate and adversely affect our financial results.

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

We receive a significant amount of our revenues from a limited number of customers. For the nine months ended October 27, 2007 two customers accounted for more than 10% of our net revenue, for a combined total of 26%.  For the nine months ended October 28, 2006, four customers each represented more than 10% of our net revenue, for a combined total of 51% of our net revenue.  Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

To achieve our business objectives, we anticipate that we will need to continue to expand. We have experienced rapid growth and expansion in the past. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,753 employees, as of October 27, 2007. Nonetheless, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

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

As of October 27, 2007, the aggregate principal amount of our total consolidated debt was $395.8 million. Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, make acquisitions, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend those financial covenants. A default and acceleration under one debt instrument may also trigger cross-acceleration under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could result in the lenders requiring us to repay the debt, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•                  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

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

As of October 27, 2007, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 20% of the outstanding shares our common stock. Additionally, Dr. Sehat Sutardja, our Chief Executive Officer, and Weili Dai, who serves as our Director of Strategic Marketing and Business Development, are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja are brothers. Together, these three individuals held approximately 20% of our outstanding common shares as of October 27, 2007. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai and Dr. Pantas Sutardja act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these officers, directors and others could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 83% of our net revenue in the first nine months of fiscal 2008, 89% of our net revenue in fiscal 2007 and 94% of our net revenue in fiscal 2006.

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

The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits. We expect that our gross profits on our products are likely to decrease over the next fiscal year below levels we have historically experienced due to pricing pressures from our customers, an increase in sales of storage System-on-Chips, which typically have lower margins than standalone read channel devices, and an increase in sales of wireless and other products into consumer application markets, which are highly competitive and cost sensitive.

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

Qualification is typically followed by an extended development period by our customers and an additional three to nine month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist customers in implementing our products into the customers’ products. We incur significant research and development and selling, general and administrative expenses as part of this process, and this process may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in its storage product, the customer generally uses solely that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product, we will be unable to sell our integrated circuit to a customer until that customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, the customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our 2007 Annual General Meeting of Shareholders held on October 19, 2007, the following proposals were adopted by the margins indicated.

1. To elect one Class 1 director of our Board of Directors, to hold office until the 2010 annual general meeting of shareholders or until his successor is duly elected and qualified.

	Votes For	Votes Against	Votes Withhold

Dr. Paul R. Gray	377,676,659	157,799,302	820,917

Other directors whose term of office as a director continued after the Annual General Meeting were Dr. Sehat Sutardja, Dr. Pantas Sutardja, Kuo Wei (Herbert) Chang, and Arturo Krueger.  Mr. Douglas King did not seek reelection in the 2007 Annual General Meeting.

2. To amend Proposal 2 as presented in the proxy statement and proxy card delivered to shareholders, such that the 2008 fiscal year is correctly listed as ending as of February 2, 2008.

Votes For	Votes Against	Votes Abstained

533,073,270	2,751,680	471,930

To re-appoint PricewaterhouseCoopers LLP as our independent registered public accounting firm for our 2008 fiscal year ending February 2, 2008 and to authorize the audit committee to fix the auditor’s remuneration.

Votes For	Votes Against	Votes Abstained

533,073,270	2,751,680	471,930

3. To approve and adopt the 2007 Director Stock Incentive Plan.

Votes For	Votes Against	Votes Abstained	Broker No-Votes

302,125,275	157,647,482	742,234	75,781,891

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

10.1                      2007 Director Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K as filed on October 25, 2007)

10.2                      Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Initial Award (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K as filed on October 25, 2007)

10.3                      Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Annual Award (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K as filed on October 25, 2007)

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

MARVELL TECHNOLOGY GROUP LTD.

December 6, 2007	By:	/s/ MICHAEL RASHKIN
Date		Michael Rashkin
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	2007 Director Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K as filed on October 25, 2007)
10.2

Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Initial Award (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K as filed on October 25, 2007)

10.3

Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Annual Award (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K as filed on October 25, 2007)

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