Form 10-K
period 2008-02-02
MARVELL TECHNOLOGY GROUP LTD
filed 2008-03-28
CIK 1058057

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,956,653,804 based upon the closing price of $18.58 per share of such common stock on the Nasdaq Global Select Market on July 27, 2007 (the last business day of the registrant's most recently completed second quarter). Shares of common stock held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common stock known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

        As of March 15, 2008, there were 601,061,965 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Item 11 of Part II of this Form 10-K is incorporated by reference to the registrant's proxy statement for its 2008 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MARVELL TECHNOLOGY GROUP LTD.

Forward-Looking Statements

        The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "can," and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to such matters as: our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; industry trends; our anticipation that the total amount of sales through international distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding our supply arrangement; expectations regarding the number of days in inventory, inventory levels, and levels of accounts receivable; our expectation of additional growth in fiscal 2009 due to various reasons, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, expected increases in shipments of cellular and handheld, printer ASIC and our WLAN products from new design wins, and our belief that our analog, mixed signal, digital signal processing and embedded microprocessor integrated circuit technology can be leveraged into other large volume and diverse markets; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products enabling the storage, transmission and management of large volumes of data at high speeds; the anticipated benefits of consolidating our facilities and the sufficiency of our facilities; the expectations regarding executive and director searches; the anticipated features and benefits of our technology solutions; our strategy and components of our strategy, including our intention to expand our market position by developing new signal processing technologies, to leverage our technology for broadband communications applications, to continue to extend our leadership position for storage market applications, and to strengthen and expand our relationship with customers using a variety of techniques; the anticipated needs of our customers; our expectations to transition our semiconductor products to increasingly smaller line width geometries; expectations regarding the benefits of our fabless manufacturing approach; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our plan to attract new customers by reducing our prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; expectations regarding the portion of our operations and sales outside of the United States; our intention to continue to invest significant resources for research and development; our expected results, cash flows, and expenses, including those related to sales and marketing, research and development and general and administrative; expectations regarding fluctuations in our gross margins; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectation regarding gross profits and gross margins and events that may cause them to fluctuate; our plan to raise funds to prepay loan obligations or consummate acquisitions; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding the growth in business and operations; our expectations regarding our compliance with SEC periodic reporting requirements and NASDAQ listing requirements; our expectations regarding future impairment review of our goodwill and intangible assets; our plans regarding remediation of material weakness and expectations regarding the effectiveness of those remediation efforts; our plan regarding dividends; our plan regarding forward exchange contracts; and the effect of recent accounting pronouncements and changes in taxation rules. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to: the impact of international conflict and continued economic volatility in either domestic or foreign markets; the impact of natural disasters; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; the impact of our complex products on market acceptance of our new products and our reputation with current or prospective customers, our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the impact of certain covenants on our ability to obtain debt financing and the effects resulting from them; the risk that other remediation efforts will be insufficient to address our material weakness in internal controls and the outcome pending or future litigation and legal proceedings. Additional factors that could cause actual results to differ materially include the risks discussed in Item 1A, "Risk Factors." These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART I

Item 1.    Business

Overview

        Marvell Technology Group, Ltd. (Marvell) is a fabless semiconductor provider of high-performance application-specific standard products (ASSPs). Our core strength of expertise is the development of complex System-on-a-Chip (SoC) devices leveraging our extensive portfolio of intellectual property (IP) in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. Our product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the market for the convergence of voice, video and data applications in the consumer electronics market.

        Our core technologies were initially focused on the storage market, where we provide high-performance products to storage companies such as Fujitsu, Hitachi, Samsung, Seagate, Toshiba and Western Digital. We subsequently applied our technology to the broadband communications market, where we provide industry-leading physical layer transceivers (PHYs), wired and wireless Ethernet-switching solutions which enable the data transmission between communications systems to manufacturers of high-speed networking and wireless equipment including Asustek, Cisco, 3Com, Dell, Juniper Networks, Foundry Networks, Intel and NETGEAR. Our wireless technology has a variety of uses in emerging consumer electronic devices, including enabling applications such as wireless connectivity, ad-hoc gaming, streaming audio, video and voice over Internet applications for products offered by companies such as Microsoft, Motorola, PalmOne and Sony Corporation.

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

Industry Background

        The semiconductor industry has evolved over the last four decades primarily due to the rapid and systematic advancements in photolithography techniques and new materials used in the manufacture of semiconductor devices, which has enabled the fabrication of transistor devices with ever finer feature sizes. As transistor line widths shrink over time, transistor density increases proportionally, enabling the manufacture of ever more complex devices in a fixed area of silicon. This phenomenon known as "Moore's Law," states that with the transition to each new successive process node, transistor device size will shrink by 0.7×, along with a 2× increase in the number of transistors, and a 1.5× increase device performance. Furthermore, the transition to ever small process geometries results in proportionally lower power consumption of integrated circuits.

        The effect of Moore's Law has been a rapid increase in the processing speed, the device density of integrated circuits and improved power efficiency, which has enabled the integration of multiple complex functions onto a single piece of silicon, which in the past, would have required multiple discrete integrated circuits. Concurrently, with the advances in semiconductor technology, there has been an evolutionary shift toward standards-based communication interconnect protocols. The transition to standards-based communication protocols, such as Ethernet, has given rise to a large and diverse number of electronic systems suppliers to address the simultaneous transmission of voice, video, audio and data through both wired and wireless connections.

        The capability to transmit and process information has led to both business enterprise and consumer electronic devices sharing and communicating ever larger amounts information for many different applications. Due in part to the ongoing evolution of both semiconductor and communications technology, the bandwidth demanded by users has continued to expand at an exponential rate. Additionally, as the bandwidth demand of both enterprise and consumer users increase, there has been a commensurate increase in the required amount of data storage capacity. We believe the market effects enabled by both the advances in semiconductor and communication technologies will provide a large and growing market for our products, technologies and intellectual property capabilities.

        Within most modern electronic systems, in both the enterprise and consumer application domain, the device interconnects and data transmission occurs within the analog signal domain. However, most systems convert the analog signals into digital signals to process the information. Given the high volume and cost sensitive nature of both enterprise and consumer applications, it is very beneficial to be able to integrate many of the analog and digital functions onto a single integrated circuit which can help to increase system performance, lower costs and lower overall power consumption. As a result, these devices require a combination of both analog and digital integrated circuit technologies, more commonly known as mixed-signal technology. Historically, the ability to manufacture mixed-signal technologies required the use of expensive, non-scalable semiconductor manufacturing process technologies. However, to achieve price points which will accelerate the acceptance of these highly integrated mixed signal devices, a smaller number of semiconductor vendors, including Marvell, have invested in the fundamental research and development capability which allow for the use of high volume, lower cost and scalable complementary metal oxide semiconductor or CMOS fabrication technology.

        Because the processing requirements of these mixed signal integrated circuits continue to expand with the increased performance and sophistication of the devices in which they are embedded, many of these integrated circuits are now also integrating high performance embedded microprocessors and complex digital signal processors to handle this increased workload. This minimizes or eliminates the need for a costly host central processing unit, or CPU. With improvements in the performance of such embedded microprocessors, devices can further expand their capabilities while at the same time minimizing power requirements.

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

        Given the increased sophistication of these devices, the high level of semiconductor integration, and the constant time to market pressures of the system manufacturers, it is becoming very important for a semiconductor manufacturer to develop a complete system level understanding of a device in order to provide optimal integration, software support and system reference designs to assist in timely product development.

Our Markets and Products

        We target computers, communications-related equipment and consumer devices that require the benefits of highly integrated mixed-signal devices for high-speed data storage, transmission, and management. We also target a broad range of electronic products that can utilize our power management solutions. Additionally, we are developing new products that are targeted for new markets that we currently do not serve. Our current product offerings are primarily targeted at three main markets: business enterprise, consumer and emerging markets.

        We offer our customers in these markets a wide range of integrated circuit solutions using proprietary Communications Mixed-Signal Processing, or CMSP, and digital signal processing technologies. We are applying our expertise in analog, mixed-signal, digital signal processing, embedded microprocessor, complex SoC capabilities and extensive intellectual property portfolio in a variety of end-market applications. Our broad product portfolio consists of data storage, Ethernet-based switching and connectivity transceivers, mobile cellular communications and applications processors, Ethernet-based wireless and personal area network connectivity, Ethernet-based PC connectivity, system-level communications controllers, video image post-processing and power management products.

  Storage Products

        We offer a broad range of storage products targeted for hard disk drives, tape drive electronics, optical disk drives and storage subsystems technology. We offer both discrete components targeted at specific storage-class requirements, as well as complex SoC solutions which integrate multiple functional blocks onto a single device.

        Preamplifier:    A preamplifier is an integrated circuit that amplifies the low-level analog electrical signal transmitted to and from the recording heads in a disk drive device. Preamplifiers operate in two basic modes: read and write. In read mode, preamplifiers provide initial amplification of the high-bandwidth signal from the read head. In write mode, the preamplifier provides the write head with the high-frequency switched current required for writing on the magnetic media.

        We offer a comprehensive line of preamplifier integrated circuits for enterprise, desktop and mobile storage systems. Our preamplifier products are designed to provide high-performance, cost-effective solutions for these market segments and are designed for use with magnetoresistance, or MR, giant magnetoresistance, or GMR, and tunneling magnetoresistance, or TMR, read/write heads.

        Read Channel:    A read channel is mixed-signal integrated circuit that provides the interface between the analog signals stored on magnetic disk drives and the digital signals that computers can understand and manipulate. The performance of the read channel normally is the limiting factor to the performance of the overall storage system. We utilize advanced mixed-signal and digital signal processing technologies in our partial response maximum likelihood, or PRML read channel products. Our technology incorporates an efficient data-encoding scheme in addition to advanced digital filtering and data-detection techniques. Our read channel products are designed to allow customers to achieve high areal density in addition to fast data transfer rates for their hard disk drives. Our read channels utilize custom digital and analog blocks running at a very high frequency while achieving low power consumption.

        Our read channel integrated circuits target specific feature and performance requirements of the enterprise, desktop and mobile computing markets. Our strategy is to consolidate the signal processing algorithms required by each of our different market segments into a single integrated circuit design. This consolidation can result in cost savings and reduced product line complexity.

        We have recently introduced read channel devices targeted at the optical disk drive market, for both red-laser DVD products and blue-laser high-definition (HD) products.

        Hard Disk Controller:    A hard disk controller, or HDC, is an integrated circuit that provides high performance input/output, or I/O interface control between the hard disk drive read channel, servo motor controller and the host system. The HDC consists of a buffer controller, integrated reduced instruction set computer, or RISC processors, a disk formatter, and an I/O interface. We offer HDC products with Fibre Channel-Arbitrated Loop, small computer systems interface, or SCSI, and serial architected SCSI, or SAS I/O interfaces, which are integrated onto enterprise hard disk drives.

        System-on-a-Chip:    Our integrated drive electronics platform is a flexible system-on-a-chip, or SoC solution that provides increased performance, reduced power consumption and cost savings essential for next-generation hard disk drives. Utilizing our leading-edge read channel physical layer devices as the core for integration, we have the flexibility to either add any number of functional blocks available in our portfolio or to integrate customer provided intellectual property. With our high data transfer rates, our integrated SoC platform provides solutions that have the ability to span multiple product generations, allowing for product life cycle risk-reduction, lower cost of ownership and accelerated time-to-market.

        Our integrated SoC platform is designed to provide a solution for enterprise, desktop and mobile systems. Our current SoC products incorporate the read channel, hard disk controller, embedded memory and one or more ARM-microprocessors into a single integrated circuit. Within our SoC devices, the host system interface is based on Serial ATA, or SATA which is the next generation internal storage interconnect. SATA is the evolution from the parallel bus ATA interface to high-speed serial bus architecture. SATA technology can offer extensive performance gains and manufacturing efficiencies to the mainstream PC storage user. With a data transfer rate of 1.5 Gigabits per second (Gbps) and scalable to 3.0Gbps and 6.0Gbps, SATA technology enables a cost-effective, storage interface for enterprise storage applications which, until now, have required more expensive interface technologies such as Fibre Channel and Small Computer System Interface.

        Motor Controller:    The motor controller integrated circuit controls the amount of electrical current to the electro-mechanical motors within the disk drive that move the head stack and control rotational drive speed of the platters. Our devices are power efficient, consuming low power in both active and power save modes. The devices are flexible as they can handle current control for battery-operated devices as well as for demanding, high-performance disk drives.

        Tape Drive Controllers:    Our solutions provide our tape drive customers with SCSI, SAS and Fibre Channel I/O interfaces. These devices contain integrated RISC processors, buffer controller, direct memory access, or DMA, and a microprocessor interface.

  Switching Products

        We have a broad portfolio of switching solutions for the enterprise networking, carrier access and small office/home office (SOHO)/residential networking markets. Our switching products enable voice, video, and data traffic to be seamlessly carried through the network with full fidelity. Additionally, we are supporting the increased usage of packet-based Internet Protocol (IP) communications of real-time traffic such as telephony and video-on-demand.

        Prestera® Switch Family:    The Prestera® architecture is our sixth generation of Ethernet-based switching solutions. The Prestera® family is designed to enable system manufacturers to build a wide range of products that address high-density Gigabit Ethernet (GbE) solutions for various network topologies, accommodating varying bandwidth requirements, including wide area networks (WANs), metropolitan area networks (MANs), enterprise networks, and small-and-medium size businesses networks (SMB). Using the Prestera® switching architecture, manufacturers can introduce high-performance, feature-rich and cost-effective products that not only meet today's market needs but also provide a scalable platform for future requirements.

        The Prestera®-MX multi-layer switching family of products are fully integrated 10GbE, 1GbE and 100Mbps Fast Ethernet (FE) wire-speed configurable devices targeted at metropolitan edge and access systems in service provider networks. The Prestera®-MX devices target MAN switching applications, including Layer 2/3 switching, Layer 2 to Layer 5 traffic classification for millions of flows, wire-speed access control lists, or ACLs, traffic policing and shaping, longest prefix match, network address translation, or NAT, and Multi-Protocol Label Switching, or MPLS, functions.

        The Prestera®-EX family of packet processors is designed to deliver multi-layer enterprise switching to drive GbE to the desktop with exceptional price and performance ratios and industry-leading features. The Prestera®-EX family is designed to provide a complete line of Fast Ethernet, Gigabit Ethernet and 10GbE switching solutions with 100% software compatibility.

        The Prestera®-DX family of packet processors offers integration and performance targeted at desktop GbE switches in SMB networks. The Prestera®-DX packet processors are designed to enable system vendors to design affordable, plug-and-play, high-density, standalone switches which address the cost-sensitive unmanaged and lightly managed desktop switching market.

        The Prestera®-FX family of fabric processors and crossbar switch fabrics offers the ability to expand and scale network topologies which leverage the Prestera® -DX packet processors. The switch fabric processors are single-chip traffic managers with an integrated crossbar and Serializer/Deserializer (SERDES) targeted for low cost, high-performance scaling of stackable and chassis-based systems in data centers, multi-tenant buildings and enterprise wiring closets.

        Link Street® Multi-Port Integrated Switch Family:    Our integrated Link Street® 10/100 Fast Ethernet and Gigabit switch product family, support 3 to 10 port switch architectures. The Link Street® family is targeted to address the SOHO Ethernet switch market, where cost, ease-of-use, and flexibility are of paramount importance. The Link Street® family of integrated switch products can reduce design complexities and time-to-market barriers typically associated with switch development. The SOHO switches with integrated transceivers incorporate advanced features such as smart power management, which dramatically reduces power consumption by more than 50%, and Virtual Cable Tester™ (VCT) technology, which performs cable diagnostics to reduce overall network support costs. Because of these enhanced features, these switches are targeted at applications such as standalone switches, media converters, Internet Protocol, or IP phones, firewall appliances, wireless and wired gateway routers and wireless access points.

        GalNet™ Switch Controller Family:    Our GalNet™ family represents a broad portfolio Ethernet-based switch controllers, switch fabric crossbars and bridges, both for FE and GbE data rates. Applications for the GalNet™ family include SOHO products, full-wire-speed, multi-blade rack systems and wiring-closet stackable systems enabling enterprise users with full converged networking support.

        A major benefit of the GalNet™ family of devices is software compatibility across the product portfolio, which enables product development with shorter time-to-market and lower cost of ownership. The GalNet™ family of switch controllers and crossbar switch fabrics can be combined to build enterprise network systems with up to 256 Fast Ethernet ports, 32 Gigabit Ethernet ports or combinations utilizing up to 32 switch controllers and CPUs.

        The GalNet™ family is based on our high bandwidth G.Link bus, which is utilized to interconnect switch controllers and crossbar switch fabrics. The G.Link family of crossbar switches range from 4 to 12 G.Link ports to support the development of a wide variety of system architectures, supporting route messaging and data distribution between switch controllers and the management CPU complex. The GalNet™ family of crossbars switch fabrics are fully compatible with our GalNet™-2+ and GalNet™-3 switched Ethernet controllers, for advanced Layer and Layer 3/4/5 system applications.

        GalNet™-2+:    Our GalNet™-2+ devices add integrated memory and support for advanced Quality of Service, or QoS, via support for packet prioritization. GalNet-2+ devices integrate both the packet and control memories into the switch controller, providing a high level of integration, low chip-count and advanced features.

        GalNet-3™:    The GalNet™-3 families of converged voice, video and data switch controllers provides full-featured Layer 2/3/4/5 capabilities to enable the development of high-performance enterprise and edge routers, metropolitan area network (MAN) switches as well as other communications applications requiring support for state-of-the-art multimedia and high-performance data transmission. The GalNet™-3 devices support network data rates ranging from 10Mbps to 1Gbps, including support for OC-12 Packet-Over-SONET (POS), enabling the development of converged network architectures for connecting Ethernet-based local area networks (LANs) to Asynchronous Transfer Mode (ATM)-based MANs. The GalNet™-3 products support advanced functions such as 5-quintuple flow classification, bandwidth reservation, rate policing and flow statistics gathering. These features enable system developers to design sophisticated applications, such as IP-based PBXs supporting monitoring and compliance to service level agreements negotiated with Internet service providers.

  Transceiver Products

        We have a line of low power, high-performance physical layer transceiver (PHYs) solutions for demanding networking applications. We provide these transceivers to the enterprise networking and storage networking markets.

        Alaska® Gigabit Ethernet Transceiver Family:    Our Alaska® family of GbE transceivers enables the development of enterprise networking systems where high performance and low power dissipation are absolutely necessary. Each member of the product family is based on our industry leading 1.25Gbps SERDES intellectual property, enabling seamless data transmission over either copper or fiber-optic cabling. The design of the Alaska® family of products incorporates sophisticated digital signal processing algorithms and power management techniques to achieve high data transmission quality and low power dissipation. The devices also support our VCT technology, which allow end-users to quickly and remotely analyze the signal quality and attributes of the data transmission cable, which can significantly reduce installation time and cable debug efforts. The advanced built-in diagnostic capability of our VCT technology help network operators pinpoint the cause of network malfunctions, thereby avoiding unnecessary equipment returns, on-site service calls by field support personnel or bringing down the network. Target applications include Network Interface Cards (NICs), LAN on Motherboard (LOMs), enterprise routers and next-generation switches.

        Alaska® X 10 Gigabit Ethernet Transceiver Family:    Our Alaska® X 10Gbps uplink and backplane transceiver products are the evolutionary extension of our FE and GbE transceiver technology. The family enables the accelerated deployment of 10GbE and Fibre Channel capable systems for the LAN, MAN and WAN markets. The Alaska® X transceiver family features low power consumption, high performance, and small form factor.

        Fast Ethernet Transceiver Family:    Our 100Mbps Fast Ethernet (FE) physical layer products offer low power dissipation, small form factor, high performance and advanced features. The latest members of the Fast Ethernet PHY family offer very low power consumption of just 130mWatts per port, enabling network systems manufacturers to decrease system cost by reducing both power supply and fan requirements. Additionally, the devices support value-add features such as VCT technology used to diagnose the attached cable plant.

  Communications Controller Products

        We have a broad offering of high performance and highly integrated system control-plane communication controllers. These devices can be combined with leading embedded RISC microprocessors to form complete MIPS™ and PowerPC™ CPU-based communication systems. Our controllers are used in a broad range of applications including routers, switches, digital subscriber line access multiplexers, access concentrators, wireless base stations, VoIP gateways and storage area networks.

        Discovery™ System Controllers:    Our high-performance Discovery system controllers support MIPS™ and PowerPC™ CPU-based communication systems. Our controllers are used in systems developed by leading OEMs for the Internet infrastructure. These include enterprise switches, LAN to WAN edge routers, enterprise routers, access concentrators, telecom equipment and laser printers. Our system controllers contain all of the key control blocks needed to build high-performance 32-bit and 64-bit CPU subsystems, including a DRAM controller, a peripheral device controller, direct memory access engines, timers, PCI interfaces and interrupt controllers. These system controllers are designed to provide system designers with the ability to match their CPU performance to the targeted overall system price/performance. Our portfolio Discovery™ system controllers are generally software-compatible with older generations, thereby supporting faster time to market, lower product development risk and lower cost of ownership due to the re-use of system software which might otherwise need to be re-developed.

        Horizon™ WAN Communication Controllers:    Our Horizon™ family of single chip advanced communications controllers provides all of the required network interfaces that bridge the LAN with the Internet infrastructure and combines most of the common functions found in multi-service access routers. These devices target the core of next-generation multi-service edge routers and remote access equipment that merge the functions of LAN-to-WAN routers, VoIP gateways, network security equipment and remote access concentrators. The Horizon™ family has been designed to enable end-to-end QoS for applications that run at the edge of a network with the integration of hardware support for Differentiated Services and 802.1p and 802.1q support. Our Horizon™ system controllers provide new packet processing capabilities for systems that require the convergence of voice, video and data at the edge of the network. The integrated NetGX™ coprocessor can handle computation-intensive tasks such as flow-classification based on Layer 3 to Layer 5 packet information, encryption and authentication for security purposes and virtually any other packet processing function typically handled by the host CPU. The NetGX coprocessor can free processing power so that the CPU can run multi-service applications such as managing virtual private networks, firewalls and integrated voice services.

  Cellular and Handheld Products

        Communication Processors:    Our communication processors are highly integrated cellular SoC devices which enable mobile handset development to address dual-mode GSM/GPRS, WCDMA and HSDPA mobile network standards. Our communications processors incorporate a high-performance dual-band baseband modem processor and our industry leading application processor in a highly integrated, low-power SoC platform for voice and computation-intensive mobile data applications. Our communications and applications processor families are based on Marvell's ARM-compliant XScale micro-architecture, thus allowing for software compatibility across our entire cellular product portfolio enabling handset designers a faster time-to-market advantage.

        Application Processors:    Our applications processors are designed to deliver advanced integration, leading multimedia performance, and superior power savings for the mobile cellular, PDA, handheld consumer, and embedded markets. Marvell's applications processors are highly integrated SoC devices based on our ARM-compliant XScale micro-architecture. Our applications processors are ideal for high-performance, low-power, space-sensitive devices enabling mobile and consumer product manufacturers the ability to integrate advanced applications within a range of power specifications to help differentiate their offerings.

        Ecosystem Partners:    Through a comprehensive ecosystem comprised of third-party providers of communications and applications processors, tools and support, we assist select ecosystem partners in their platform solutions development, which can speed up the time-to-market for cellular and handheld devices.

  Wireless Products

        Libertas® Wireless LAN Family:    The Libertas® family of wireless LAN (WLAN) devices are Institute of Electrical and Electronics Engineers (IEEE) 802.11 solutions for the SOHO, SMB, corporate enterprise and residential consumer electronics markets. The Libertas® product line combines the flexibility of embedded IEEE 802.11 standards with dedicated hardware acceleration engines to support Advance Encryption Standard (AES) wireless security and quality of service (QoS). These products integrate high performance embedded ARM-microprocessor technology as well as advanced networking capabilities including Transmission Control Protocol (TCP), User Datagram Protocol (UDP) and IP network processing to enable the device to perform ad-hoc wireless connections to other wireless devices.

        The Libertas® product line is a complete family of WLAN solutions. Our Libertas® 802.11a/b/g solutions offer high performance, low-power and space saving single-chip integration for WLAN applications which demand 54 Mbps wireless connectivity. Our TopDog™ 802.11n WLAN solutions are Multiple-Input, Multiple-Output (MIMO) based devices which support wireless data transmission rates between 150Mbps to 600Mbps, in both the 2.4GHz and 5GHz bands. Our WLAN products are aimed at traditional PC-client adapter cards, highly integrated wireless home gateways, dual-mode cellular and Voice over Internet Protocol (VoIP) handsets, ad-hoc game consoles and multiple emerging consumer applications which require low-power wireless connectivity, such as digital still cameras, multi-function printers and MP3 music players.

  Personal Area Networking Products

        Bluetooth Wireless Networking Family:    We offer a portfolio of highly integrated wireless personal area network (PAN) products which support both the IEEE 802.11 a/b/g standards as well as the Bluetooth 2.1 enhanced data rate (EDR) specification in a ultra-low-power, small footprint single die. The product provides extended battery life in cellular handsets, converged devices, game consoles, MP3 music players and other emerging consumer devices which require both short- and long-range wireless connectivity. These devices support the latest Bluetooth SIG specification enabling Bluetooth enhanced data rates of up to 3Mbps and extends the transmission range up to 100 meters. We offer a highly integrated, low-power single die device which supports both the IEEE 802.11 a/b/g standards and the Bluetooth 2.1 EDR, as well as supporting a world-wide FM radio receiver. This product supports simultaneous use of Bluetooth applications and FM radio reception, ideally suited for the low power requirements of mobile handset devices.

  Voice Over Internet Protocol (VoIP) Products

        VoIP Products:    Our family of highly integrated VoIP solutions is targeted at the rapidly growing, Internet voice communications market. Our VoIP products have been designed specifically for ultra-low power Voice over WLAN (VoWLAN) handsets and cost-sensitive VoIP residential gateways. Each product integrates VoIP processing, low power WLAN circuitry, a high-performance ARM-based host CPU and peripherals into low power, highly integrated single die SoC solutions.

        These VoWLAN SoC solutions are intended to significantly reduce overall system cost for OEMs because of extremely high levels of integration. In addition, we have increased the performance of these offerings for their respective applications. The VoIP product extends handset talk time by a factor of three versus competitive solutions, and the residential gateway products extend processing capability by integrating a high-performance processor core. All solutions have on-chip security processing engines to support the latest WLAN encryption standards such as Advanced Encryption Standard/Counter Mode with Cipher Block Chaining Message Authentication Code Protocol, or AES/CCMP, and WiFi™ Protected Access/Temporal Key Internet Protocol, or WPA/TKIP, and a QoS engine to support priority voice services. With this level of integration in consumer VoIP devices, we are enabling a new class of applications for the home, such as instant messaging service across cordless handsets.

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

  Printing ASIC Products

        Printing ASICs:    Our printing ASIC products are the central processing integrated circuits for laser printers, inkjet printers and "all-in-one" products incorporating printing, fax and scanning capabilities. We also provide subsystem solutions for Hewlett-Packard printers, aimed at capturing more content of printer components and offering higher integration and shorter time-to-market.

  Media Storage Vault Products

        Orion Product:    The Orion product family is designed to enable media vault platforms that allow users to instantly access rich multimedia and data content throughout the home. The Orion family, enables what we believe is the industry's first guaranteed, home-wide QoS, designed to offer true, uninterrupted multi-streaming performance. The Orion product family powers a range of media vault platforms, each capable of delivering simultaneous streams of rich, multimedia content seamlessly across wired and wireless networks. The scalable storage, networking and smart media processing architecture of Orion is designed to provide a price/performance advantage over other solutions and to be a key component in markets such as standalone home storage appliances, integrated storage appliances, such as access points and digital video recorders and next generation broadband service provider products.

  PC Connectivity Products

        Yukon™ Gigabit Ethernet PC Connectivity Products:    Our Yukon™ connectivity products are targeted for the volume deployment of Gigabit Ethernet PC-client and server network connectivity solutions. The Yukon™ family of integrated, single-chip solutions is based on our proven enterprise-class Alaska-family of GbE Media Access Controller (MAC), physical (PHY) layer interface and associated comprehensive software suite. The Yukon™ devices are offered in an ultra-small form factor with low-power requirements, and are targeted for client and server network interface cards, or NIC, and LAN-on-Motherboard, or LOM, applications for both traditional peripheral connect interface, or PCI, bus and PCI-Express architectures. The Yukon™ products provide a wide variety of manageability features such as VCT technology, which reduces network installation and support costs, and is, optimized for 32-bit PCI clients. With a low pin count for such a device, the Yukon™ product is designed to minimize board space, simplify signal routing and reduce the number of required printed circuit board layers with the goal of a cost-effective motherboard and low profile network interface card implementation.

  Gateway Products

        Link Street™ Gateway Products:    Our Link Street™ family of highly integrated, 100 Mbps full-wire-speed gateway devices is designed for SMB, SOHO and residential gateway routers. The Link Street™ gateway family are single chip, mixed-signal SoC devices, which include a high performance ARM-based embedded microprocessor plus a multi-port 100Mbps Fast Ethernet switch, media access control (MAC) and physical layer (PHY) interface in addition to built-in VCT cable diagnostics capability to reduce overall network support costs. Additionally, the Link Street™ family includes comprehensive hardware reference designs with the latest firewall capabilities to isolate and protect WAN/LAN networks from virus intrusion and Software Development Kits (SDKs) enabling lower cost of development and faster time to market for the design of combined wired and wireless gateways.

  Digital Video Processing Products

        Digital Video Format Converter:    Our digital video format converter with award-winning Qdeo™ video processing converts PC graphics, standard-definition (SD) and high-definition (HD) video into 1080p HD outputs, removing signal noise and image artifacts. In mass production since 2007, the Marvell 88DE2710 digital video format is now shipping in blue-laser players and recorders and A/V receivers and is also targeted at digital television (DTV), HD-set-top boxes and media clients.

  Power Management Products

        DSP Switcher® Integrated Regulators:    Our DSP Switcher® integrated regulators form the core of what we believe is the industry's smallest and highest-performance step-down power supply. DSP Switcher® integrated regulators are designed to provide efficiency, precision and transient response together with small solution size to provide system designers with enhanced form factor and battery life in portable equipment. The integration of power metal-oxide semiconductor field-effect transistors (MOSFETs), internal frequency compensation and single resistor output programming reduces design efforts and increases system reliability.

        DSP Switcher® Integrated Regulator Modules:    DSP Switcher® integrated regulator modules provide plug-and-play implementations of our switching regulator integrated circuits in convenient, modular form factors. The same benefits in performance — efficiency, precision, transient response and small size — are preserved while providing a fully assembled, tested and guaranteed power supply. We offer single in-line package, dual in-line package, or surface mount technology form factors that can be combined with a single programming resistor to set the desired output voltage. A full range of output voltages are supported with one part number.

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

Customers, Sales and Marketing

        Our direct sales force targets markets that have high intensity data communications processing and high performance storage requirements.

        The customers for our storage products are manufacturers of hard disk drives for the enterprise, desktop and mobile computing markets. Additionally we target manufacturers of red-laser and blue-laser DVD player sub-systems within the consumer and PC-client market. Furthermore, our storage subsystem products target medium to large tape drive manufactures.

        The target customers for our wired and wireless communications products are manufacturers of high-speed networking equipment targeted at the WAN, MAN and LAN networks, in addition to PC-client OEMs. Our target customers for our wireless products include manufacturers of WLAN solutions for SMB, SOHO and residential gateway solutions as well as manufacturers of a variety of new consumer applications such as cellular handsets, gaming devices, PDAs, and home entertainment multimedia client devices.

        The target customers for our cellular and handheld products are manufacturers of cellular handsets, personal digital assistants (PDAs), personal navigation devices (PNDs) and a large variety of other handheld, portable consumer applications.

        The target customers for our power management solutions are very diverse and include manufacturers of many different electronic devices. The target customers for our video imaging solutions include manufacturers of consumer electronic devices, including digital televisions (DTV), HD-based media players, HD-based set-top-boxes, media clients and audio-visual receivers. The target customers for our VoIP products are the manufacturers and vendors of wireless communications equipment and handsets for the internet voice communications market.

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

        Our marketing team work in conjunction with our field sales and application engineering force and is organized around our product applications and end-markets. Due to the complexity of our products, we introduce new products to major customers with a global tour by a marketing, sales and engineering team. We believe that individual meetings are the most effective and rapid means of communicating the capabilities, benefits and extremely technical specifications of each new product.

        As of February 2, 2008, our sales and marketing organization consisted of 599 employees, 28 manufacturers' representatives and 19 distributors.

        A small number of customers have historically accounted for a substantial portion of our revenue. Customers representing 10% or more of our net revenue in fiscal 2008, 2007 and 2006 are set forth below:

Customer(1)	2008	2007	2006
Western Digital	17%	16%	17%
Toshiba	*	12%	14%
Samsung	*	11%	14%
Fujitsu	*	*	10%

  (1)
  In addition, Wintech Microelectronics, our distributor in Asia, accounted for less than 10% of our net revenue in fiscal 2008 and 2007 and 11% of our net revenue in fiscal 2006.

  *
  Less than 10% of net revenue

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

Backlog

        Our sales are made primarily pursuant to standard purchase orders for delivery of products. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer's needs. Due to an industry practice that allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates, we believe that backlog is not a reliable indicator of future revenue.

Research and Development

        We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. We devote a significant portion of our resources to expanding our core intellectual property (IP) technology library with designs that enable high-performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand-alone integrated circuits into our products to reduce our customers' overall system costs.

        We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, CMOS technology and system-level architectures. As of February 2, 2008, we had 3,753 employees in engineering and process development. We have invested, and expect that we will continue to invest, significant funds for research and development. Our research and development expense was approximately $970.8 million in fiscal 2008, $645.4 million in fiscal 2007 and $360.0 million in fiscal 2006.

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

        In November 2006 we acquired the communications and application processor business from Intel Corporation. As part of this acquisition we entered into a product supply agreement with Intel. Under the terms of the supply agreement, Intel will continue to fabricate and supply integrated circuits to us while we arrange for our independent foundries to begin to supply us with such products. On January 8, 2008, we announced that we had substantially completed the manufacturing transition of mainstream and future generations of the cellular communications and application processor business from Intel fabrication facilities to TSMC. We believe that we will fully complete the transition from Intel fabrication facilities to TSMC by the end of the first quarter of fiscal 2009. We will continue to utilize Intel fabrication facilities to manufacture certain older generations of application processors. We have committed to purchase and Intel has agreed to supply through December 2008 a minimum number of wafers at fixed prices.

  Assembly and Test

        Most of our products are shipped from our third-party foundries to third-party wafer-sort, assembly and test facilities where they are assembled into finished integrated circuit packages and tested. We outsource all product packaging and substantially all testing requirements for these products to several assembly and test subcontractors, including STATS ChipPAC Ltd. and Global Testing Corporation in Singapore, Siliconware Precision Industries in Taiwan and ASE Electronics in Singapore, Taiwan and Malaysia.

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

  Quality Assurance

        Marvell is certified to the International Organization for Standards Quality Management (QMS) ISO 9001:2000 level. We build quality into our products starting with the design and development process. Our designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to manufacture. We pre-qualify each of our subcontractors and conduct regular in-depth quality audits. We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of our independent foundries and assembly-test subcontractors have been awarded ISO 9000 certification.

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

        As of February 2, 2008, we have been issued and/or have acquired 612 United States patents and 93 non-United States patents on various aspects of our technology, with expiration dates ranging approximately from 2008 to 2026. We have filed a number of additional patent applications in the United States and other countries. However, we cannot be certain whether we will be issued patents as a result of these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others. Additionally, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. We may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

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

        For transceiver products, we compete primarily with LSI Corporation, Broadcom Corporation, Intel Corporation, Realtek Semiconductor and Vitesse Semiconductor. Our switching products compete primarily against Broadcom Corporation and Vitesse Semiconductor. In the market for system controllers, our competitors include Tundra Semiconductor and PLX Technology, and our WAN communications controllers compete directly with products from companies such as Freescale Semiconductor and PMC-Sierra.

        Our cellular and handheld products compete primarily against Broadcom Corporation, Freescale Semiconductor, QUALCOMM Corporation, Samsung Semiconductor, STMicroelectronics and Texas Instruments.

        In the wireless LAN market, our competitors include Atheros Communications, Broadcom Corporation, Conexant Systems, Intel Corporation and Texas Instruments. Our VoIP solutions compete primarily against Texas Instruments and Broadcom Corporation.

        For our power management products we compete with a number of companies including Analog Devices, International Rectifier, Intersil Corporation, Linear Technology, Maxim Integrated Products Incorporated, National Semiconductor and Texas Instruments.

        In addition, we expect increased competition in the future from other emerging and established companies. Although we believe we will be able to successfully compete with existing and potential competitors, some of these competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sale of their products than we can. Our current or future competitors may develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

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

Employees

        As of February 2, 2008, we had a total of 5,331 employees, of which 3,753 were in research and development, 599 in sales and marketing, 538 in operations and 441 in general administration. Our employees are not represented by any collective bargaining agreements, and we have not experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

        The following table shows information about our executive officers as of February 2, 2008:

Name	Age	Position(s)
Dr. Sehat Sutardja	46	President, Chief Executive Officer and Chairman of the Board
George de Urioste	52	Interim Chief Financial Officer(1)
Dr. Pantas Sutardja	45	Vice President, Chief Technology Officer, Acting Chief Operating Officer, Chief Research and Development Officer and Director

  (1)
  George de Urioste became our Interim Chief Financial Officer on January 23, 2008. Our previous Interim Chief Financial Officer, Michael Rashkin, resigned from such position on January 23, 2008 and remains a non-executive employee of Marvell Semiconductor, Inc.

        Dr. Sehat Sutardja, one of our co-founders, has served as our President since our inception, as our Co-Chairman of the Board (until December 2003, when he became Chairman of the Board) and Chief

Executive Officer since 1995. From 1989 until 1995, Dr. Sehat Sutardja served as a manager and principal project engineer at 8x8, Inc., a designer and manufacturer of digital communications products. Dr. Sehat Sutardja holds Master of Science and Ph.D. degrees in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Sehat Sutardja is the brother of Dr. Pantas Sutardja.

        George de Urioste has served as our Interim Chief Financial Officer since January 2008. From November 2004 until March 2006 Mr. de Urioste served as chief operating officer and chief financial officer for Chordiant Software, Inc., a publicly traded company that is an enterprise software provider of customer service and marketing solutions. Mr. de Urioste served as executive vice president and chief financial officer of Savi Technology, Inc. from July 2003 to November 2003. Prior to joining Savi Technology, Inc., Mr. de Urioste was the co-founder and chief executive officer of Aeroprise, Inc., a private enterprise software company, from June 2000 until July 2003. Mr. de Urioste holds an M.B.A. from the University of California at Berkeley and a B.S. in accounting from the University of Southern California. Mr. de Urioste is a certified public accountant in California.

        Dr. Pantas Sutardja, one of our co-founders, has served as Vice President and a director since our inception in 1995. He was appointed Chief Technical Officer in 2000, Chief Technology Officer in 2003 and Acting Chief Operating Officer and Chief Research and Development Officer in 2007. Dr. Pantas Sutardja holds Bachelor of Science, Master of Science and Ph.D. degrees in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Pantas Sutardja is the brother of Dr. Sehat Sutardja.

Item 1A.    Risk Factors

Additional Factors That May Affect Future Results

        In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following are examples of additional factors that may affect our future results. Many of these factors are beyond our control, including but not limited to business cycles and seasonal trends of the computing, semiconductor and related industries.

Changes in our management may cause uncertainty in, or be disruptive to, our business.

        We have experienced significant changes in our management and our board of directors. In May 2007, our former Chief Financial Officer resigned and our Executive Vice President and Chief Operating Officer, who is one of our co-founders, resigned from those positions and as a member of our board of directors and continues to serve in a non-management role. Our current interim Chief Financial Officer joined the Company in January 2008. Also, the general counsel of our U.S. operating subsidiary was terminated in March 2007. We have not yet recruited permanent replacements for our Chief Operating Officer, Chief Financial Officer and General Counsel positions, and if we cannot recruit qualified permanent replacements for such positions, our business may suffer. Moreover, we continue to search for new independent directors to fill the existing vacancies on our board of directors (the "Board"), and two of the independent directors currently on the Board joined the Board recently. One of the independent directors will succeed Dr. Sehat Sutardja as Chairman of the Board. Although we will endeavor to implement any director and management transition as nondisruptive as possible, any such transition might impact our business, and give rise to uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. Our future success will depend to a significant extent on the ability of our management team to work together effectively. The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire and retain qualified management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward.

If we are unable to attract and retain effective qualified replacements for our key executives and board of directors positions in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired.

A number of our current and former executive officers and directors have been named as parties to several purported class action and derivative action lawsuits relating to our past option granting practices, and there is a possibility of additional lawsuits, all of which could require significant management time and attention and result in significant legal expenses.

        We are subject to a number of consolidated shareholder derivative lawsuits brought purportedly on behalf of us against certain of our current and former executive officers and board members. The parties in this consolidated derivative lawsuits have reached a tentative settlement (as set forth below). Further, consolidated putative shareholder class actions have been filed against us and certain of our officers and directors that allege violations of the federal securities laws in connection with our past option granting practices. We also may become the subject of additional private lawsuits. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and such lawsuits. The expenses associated with these lawsuits may be significant, the amount of time to resolve these lawsuits is unpredictable and defending these lawsuits may divert management's attention from the day-to-day operations of our business, which could have a material adverse effect on our financial condition, business, results of operations and cash flows.

We have been named as a party to several purported class action and derivative lawsuits relating to our past option granting practices, and we may be named in additional litigation, all of which could cause our business, financial condition, results of operations and cash flows to suffer.

        We have been named as a nominal defendant in purported shareholder derivative actions that name a number of our current and former directors and officers as defendants and that seek to recover damages purportedly sustained by us in connection with our option granting practices. Further, putative class actions have been filed against us and certain of our officers and directors that allege violations of the federal securities laws in connection with our option granting practices, and seek to recover damages. We may in the future be subject to additional litigation relating to our past option granting practices. We cannot predict the outcome of these lawsuits. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in these litigations could exceed the proceeds obtained from a recent settlement and policy release with our directors and officers liability insurers and have a material adverse effect on our business, financial condition, financial results, results of operations and cash flows, including potential impacts to certain covenants in our existing credit agreement.

Our tentative settlement of the consolidated shareholder derivative action requires the court's preliminary and final approval, and may not be approved by the court.

        On or about March 5, 2008, the parties entered into a memorandum of understanding that tentatively settles and resolves the pending consolidated derivative action. This tentative settlement of the derivative action requires court approval before it becomes final. The court may not preliminarily or finally approve the tentative settlement. If the court does not approve the tentative settlement, the parties might elect or be required to continue litigating the consolidated derivative action.

Matters related to the internal review of our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, and could have a negative impact on our reputation, business, financial condition and financial results.

        Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see the discussion included in Part II, Item 1 — "Legal Proceedings," of this Report as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review to the Securities and Exchange Commission ("SEC") and the United States Attorney's Office for the Northern District of California, and in that regard we have responded to formal and informal requests for documents and additional information. On October 11, 2007, we received a "Wells Notice" from the staff of the SEC. Weili Dai, Director of Strategic Marketing and Business Development and our former Chief Operating Officer, who is no longer an officer or director of Marvell, also received a notice. The notices indicate that the staff intends to recommend to the Commission that it bring civil actions against recipients for injunctive relief and civil monetary penalties. We have responded in writing to the "Wells Notice." As previously disclosed, the Company is seeking to reach a resolution of this matter before any action is filed. We cannot be certain regarding the outcomes of litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters has been and will be time consuming and expensive, and may require the time and attention of our management. Further, we could be required to pay damages or penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows.

        The restatement of our financial statements, the findings and recommendations of our Board's Special Committee Regarding Deriviative Litigation, the ongoing government investigations, and the pending derivative and class actions could have a negative impact on our relationships with customers, suppliers and business partners, our ability to generate revenue, our ability to obtain director and officer insurance coverage, our ability to attract and retain employees, officers, and directors, our ability to access debt and equity markets, customer and investor confidence in the board and management, and our revenue, net income, expenses, results of operations, profitability, earnings-per-share, and cash flows.

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

        On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering, or IPO, on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received "excessive" and undisclosed commissions and entered into unlawful "tie-in" agreements with certain of their investment clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in the course of our IPO. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys' and experts' fees. These two actions relating to our IPO have been coordinated with hundreds of other similar lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against us and the underwriters and us as to alleged violations of section 11 of the Securities Act of 1933 and section 10(b) of the Securities Exchange Act of 1934. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving Marvell is not one of the six cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final court approval. On June 25, 2007, the court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases and have moved for class certification. On December 21, 2007, defendants in the six focus cases filed briefs opposing plaintiffs' motion for class certification. The court has indicated it will likely hear the motion for class certification in May 2008. The parties have also fully briefed a motion to dismiss by defendants in the six focus cases; the court has not yet set a hearing date for that motion. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the integrated circuit industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of additional securities litigation. Any securities litigation could result in substantial costs, could divert the attention and resources of our management, and could have a material adverse effect on our reputation, business, financial condition, financial results, results of operations and cash flows.

We have had and continue to have material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be filed on a timely basis and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

        We have assessed that we continue to have material weaknesses in internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting.

        Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving us have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty, breakdowns can occur because of simple error or mistake and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        We cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. Although we intend to continue to devote substantial resources to improve our internal control processes, we may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth and numerous acquisitions in recent periods, and our possible future expansion through additional acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and the effectiveness of our internal control over financial reporting required under the Sarbanes-Oxley Act. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective in future periods.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

        Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and continuing into the first quarter of calendar 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

        Our investment portfolio includes auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every seven to 28 or 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by student loans and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

        Most of these auction rate securities were scheduled to reset subsequent to February 2, 2008. In March 2008, our auction rate securities failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access the funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured.

        We determined that no other-than-temporary impairment losses existed as of February 2, 2008 as all holdings had successful auctions. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

There are numerous risks with our acquisition of the Intel communications and application processor business.

        We face significant challenges in connection with the integration of the Intel communications and application processor business that we acquired in fiscal year 2007. The integration of the Intel communications and application processor business into our Company could prove to be more difficult than we originally anticipated, which could increase our total direct costs associated with the acquisition. Moreover, this acquisition could fail to produce anticipated benefits, or could result in unforeseen liabilities or expenses such as future impairment charges of acquired assets and goodwill or other adverse effects that we currently do not foresee, which could harm our business and operating results.

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

        In November 2006, we completed our acquisition of the communications and application processor business of Intel. We also completed several smaller acquisitions over the last 3 fiscal years.

        Such acquisitions, as well as acquisitions in the future, could materially harm our operating results or liquidity as a result of possible concurrent issuances of dilutive equity securities or payment of cash. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, and acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. It may also be necessary for us to take other financial charges and reserves as a result of acquisitions, such as inventory write-downs. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

        Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which had carrying values of approximately $2.4 billion as of February 2, 2008. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We have made and may continue to make acquisitions and investments which could divert management's attention, cause ownership dilution to our shareholders, be difficult to integrate and adversely affect our financial results.

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

        Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management's attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

        Our ability to realize the expected benefits of our acquisition of the communications and application processor business of Intel Corporation and to eliminate the operating losses of that business will depend in large part on our ability to arrange for or maintain more cost-effective production of that business' products, either through the recently completed transition of the manufacturing of certain products from Intel to third-party foundries or through continuing arrangements with Intel for certain legacy products, increase the gross margin of those products, and retain the business' relationship with its principal customers, along with other matters described above relating to our ability to integrate effectively the acquired business and its technologies, operations and personnel.

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

        Future changes in the nature of information storage products may reduce demand for traditional hard disk drives. For instance, products using alternative technologies, such as semiconductor memory, optical storage, and other storage technologies could become a significant source of competition to manufacturers of hard disk drives. Flash memory has typically been more costly than disk drive technologies. However, flash memory manufacturers have been reducing the prices for their products, which could enable them to complete more effectively with very small form factor hard disk drive products. Demand for hard disk drives could be reduced if alternative storage technologies such as flash memory can meet customers' cost and capacity requirements.

Our sales are concentrated in a few customers and if we lose or experience a significant reduction in sales to any of these key customers, our revenues may decrease substantially.

        We receive a significant amount of our revenues from a limited number of customers. For the year ended February 2, 2008 one customer accounted for more than 10% of our net revenue, for a total of 17% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

        The rapidly changing nature of the markets in which we sell our products limits our ability to accurately forecast quarterly and annual sales. Additionally, because many of our expenses are fixed in the short term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If our sales do not increase as anticipated, significant losses could result due to our higher expense levels. For example, although in fiscal years 2006 and 2007 we expanded our staffing and increased our expense levels in anticipation of future sales growth, in the fourth quarter of fiscal year 2008, we implemented a plan to reduce operating expenses and help meet financial targets with a worldwide reduction in force of approximately 438 employees, or approximately 8% of our total workforce. We expect cost savings from this restructuring to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts.

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

        Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this "Risk Factors" section:

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

  •
  failure to qualify our products or our suppliers' manufacturing lines;

  •
  our ability to exercise stringent quality control measures to obtain high yields;

  •
  effective and timely update of equipment and facilities as required for leading edge production capabilities; and

  •
  our ability to realize the benefits expected from our recent acquisitions, including our acquisition of the Intel communications and application processor business.

        Due to fluctuations in our quarterly operating results and other factors, the price at which our common stock will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. On average, technology companies have been subject to a greater number of securities class action claims than companies in many other industries as a result of stock price volatility. If our stock price is volatile, we may become involved in this type of litigation. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

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

        For example, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments, FASB Statement No. 123R (revised 2004), Share-Based Payment (FAS 123R), which required us, starting January 29, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations will reduce our earnings per share, which could negatively impact our future stock price.

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

        To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, we have experienced periods of rapid growth and expansion. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,331 employees, as of February 2, 2008. Nonetheless, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

        Our past growth has placed, and any future growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. Although we have implemented an enterprise resource planning system to help us improve our planning and management processes, we anticipate that we will also need to continue to implement and improve a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. These processes can be time consuming and expensive, increase management responsibilities, and divert management attention. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

We rely on independent foundries and subcontractors for the manufacture, assembly and testing of our integrated circuit products, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

        We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on several third-party foundries to produce substantially all of our integrated circuit products. We also currently rely on several third-party assembly and test subcontractors to assemble, package and test our products. This exposes us to a variety of risks, including the following:

  Regional Concentration:

        Substantially all of our products are manufactured by third-party foundries located in Taiwan. Currently our only alternative manufacturing sources are located in Taiwan, China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third-party foundries, we are exposed to the risk that their operations may be disrupted by regional disasters. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third-party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. Major earthquakes also occurred in Taiwan in 2002, 2003, 2004 and more recently in 2006. In addition, the resurgence of severe acute respiratory syndrome, the outbreak of avian flu and any similar future outbreaks in Asia, where these foundries are located, could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and harm our business, financial condition or results of operations.

  No Guarantee of Capacity or Supply:

        Availability of foundry capacity has from time to time in the past been constrained due to strong demand, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing a long-term guaranteed production capacity agreement with one of our foundries. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers' purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies' products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need.

        Although we use several independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries.

Accordingly, if one of our foundries is unable to provide us with components as needed, it may be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in revenues, net income, and cash flow.

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

  Uncertain Yields and Quality:

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

Our operations located in the State of Israel may be harmed by adverse political, economic and military conditions affecting Israel.

        We have substantial operations, including approximately 20% of our workforce as of the fiscal year ended February 2, 2008, in Israel. These operations are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt these operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the ongoing situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of our operations in Israel.

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

        As of February 2, 2008, the aggregate principal amount of our total consolidated debt was $394.8 million. Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, make acquisitions, and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend those financial covenants. A default and acceleration under one debt instrument may also trigger cross-acceleration under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could result in the lenders requiring us to repay the debt, and could make it more difficult for us to obtain additional debt financing arrangements, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        Our U.S. headquarters located in Santa Clara California, building in Singapore, building in Malaysia, building in Switzerland and buildings in Shanghai, China subject us to the risks of owning real property, including:

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

        As of February 2, 2008, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 20% of the outstanding shares our common shares. Additionally, Dr. Sehat Sutardja, our Chief Executive Officer, and Weili Dai, who serves as our Director of Strategic Marketing and Business Development, are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer, Acting Chief Operating Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 19% of our outstanding common shares as of February 2, 2008. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai and Dr. Pantas Sutardja act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these officers, directors and others could have the effect of delaying or preventing an acquisition of our company on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

        A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 84% of our net revenue in fiscal 2008, 89% of our net revenue in fiscal 2007 and 94% of our net revenue in fiscal 2006.

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

  •
  compliance with foreign laws, and laws and practices that favor local companies;

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

  •
  inadequate local infrastructure.

        Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the dollar versus foreign currencies. Decreases in the value of the United States dollar versus currencies in jurisdictions where we have large fixed costs will increase the cost of such operations, which could harm our results of operations. For example, we have large fixed costs in Israel, which become relatively greater if the U.S. dollar declines in value versus the Israeli shekel. On January 27, 2007, the U.S. dollar - Israeli shekel exchange ratio was 4.25, but on February 2, 2008, this exchange ratio had fallen to 3.59. On the other hand, because substantially all of our sales to date have been denominated in United States dollars, increases in the value of the United States dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, potentially leading to a reduction in sales and profitability for us in that country. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in exchange rates for those foreign currencies.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross profits.

        The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. We may not be able to maintain or improve the gross margins and our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our efficiency through increasing sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross profits.

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

        Our typical customer contract does not obligate the customer to any minimum purchase commitment. We may build inventory in anticipation of receiving customer orders, but if such customer demand does not develop as we anticipate, it may become necessary for us to write-off such inventory. Also, during the final production of a mature product, our customers typically exhaust their existing inventory of our integrated circuits. Consequently, orders for our products may decline in those circumstances, even if our products are incorporated into both our customers' mature and replacement products. A delay in a customer's transition to commercial production of a replacement product may cause the customer to lose sales, which would delay our ability to recover the lost sales from the discontinued mature product. In addition, customers may defer orders in anticipation of new products or product enhancements from our competitors or us.

We must keep pace with rapid technological change and evolving industry standards in the semiconductor industry to remain competitive.

        Our future success will depend on our ability to anticipate and adapt to changes in technology and industry standards and our customers' changing demands. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge, our products or our customers' products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets we serve and to introduce and promote those products successfully.

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

We may become involved with costly and lengthy litigation, which could subject us to liability, require us to obtain or renew licenses or stop selling our products or force us to redesign our products.

        Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the integrated circuit industry, where a number of companies aggressively bring numerous infringement claims to protect their patent portfolios. From time to time we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused the proprietary rights of other parties. For example, in recent years multiple claims have been made against Marvell, its customers and its competitors related to standards-based technologies such as wireless networking. In addition, we have certain patent cross licenses with third parties that are up for renewal in calendar year 2009, and if we cannot successfully renew these licenses, we could face additional claims of infringement. These claims could result in litigation, which, in turn, could subject us to significant liability for damages. Any potential intellectual property litigation also could force us to do one or more of the following:

  •
  stop selling products or using technology that contains the allegedly infringing intellectual property;

  •
  pay substantial damages to the party claiming infringement that could adversely impact our liquidity or operating results;

  •
  attempt to obtain or renew licenses to the relevant intellectual property, which licenses may not be available on reasonable terms or at all; and

  •
  attempt to redesign those products that contain the allegedly infringing intellectual property.

        In addition, many of our contracts with our customers require us to indemnify our customers' products against claims alleging infringement of the proprietary rights of other parties. For example, customers have requested us to indemnify them in connection with a patent infringement lawsuits filed in Texas by Australia's Commonwealth Scientific and Industrial Research Organization (CSIRO).) which alleges its asserted patent is essential to the 802.11 wireless standard. We have also filed an action, also in Texas, against CSIRO seeking a declaratory judgment that CSIRO's patent is invalid and unenforceable and that we and our customers do not infringe the CSIRO patent. Similarly, certain customers have asked us to indemnify them in connection with patent infringement lawsuits filed in Texas by Wi-Lan, a Canadian company, who likewise alleges their asserted patents are essential to the 802.11 wireless standard. Marvell is also named as a defendant in those cases. In addition, Marvell has filed an action in California against

Wi-Lan asking the court to find that Marvell's products do not infringe certain Wi-Lan patents that it claims read on products that practice WCDMA technologies. Marvell believes it does not infringe either the asserted CSIRO or Wi-Lan patents and will vigorously defend ourselves in these matters.

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

        Under the law, including Amendment No. 60 to the law that as published in April 2005, by virtue of the "approved or benefited enterprise" status granted to certain of its enterprises, the Israeli subsidiaries are entitled to various tax benefits. The Company has nine approved programs pursuant to this law; the first was approved in 1997 and the most recent was approved in 2005. The benefit period is generally 10 to 15 years and begins commencing in the first year in which our Israeli subsidiaries earn taxable income from the approved or benefited enterprises (provided the maximum period to which it is restricted by law has not elapsed). Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 1 and 10% or tax exemptions for fiscal years 2008 through 2020. As our tax holidays expire, we expect that we will start paying income tax at the statutory tax rate on our operations within these development regions which will adversely impact our effective tax rate.

        During fiscal 2007, our Switzerland subsidiary received a ten-year Federal and Cantonal tax holiday on revenues from research and design and wafer supply trading activities that will expire in 2017. If certain requirements are not met in the initial five-year period, our incentive exemption would be reduced by 50 percent on the next five-year period of the tax holiday, which would adversely affect our financial results.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        As of February 2, 2008, our primary facility, housing research and design functions as well as elements of sales, marketing, administration and operations, is located in Santa Clara, California. This location is our U.S. headquarters. The Santa Clara facility consists of approximately 993,000 square feet on 33.8 acres of land. We also own buildings in Switzerland, Malaysia and China as well as land in Singapore where we are constructing a building for our regional headquarters in Asia to be used for operations, research and design, sales, marketing and administrative functions.

        In addition to these properties, we lease approximately 409,000 square feet in Israel for research and design, administration and operations, which lease term expires in August 2025 and approximately 51,000 square feet in Singapore for operations, sales, marketing and administration, which lease term expires in June 2008. We also lease smaller facilities in Bermuda, Canada, China, Finland, Germany, India, Italy,

Japan, Korea, Taiwan, the United Kingdom and the United States, which are occupied by administrative offices, sales offices, design centers and field application engineers.

        Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

        We also lease one additional building in California, totaling approximately 41,000 square feet, which is currently subleased to tenants as of February 2, 2008. For further discussion of this facility and their effect on our financial condition and results of operations, see "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to our Consolidated Financial Statements in "Item 8 — Consolidated Financial Statements and Supplementary Data."

Item 3.    Legal Proceedings

        We are subject to various legal proceedings and claims that are discussed below.

        IPO Securities Litigation.    On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering on June 29, 2000. That lawsuit, which did not name Marvell or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received "excessive" and undisclosed commissions and entered into unlawful "tie-in" agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys' and experts' fees. These two actions have been consolidated and coordinated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against us and the underwriters. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving Marvell is not one of the six cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. Defendants' motions to dismiss those new complaints were denied in part and granted in part. Plaintiffs have also moved for class certification in the six focus cases, which the defendants in those cases have opposed.

        Section 16(b) Litigation.    On October 9, 2007, a purported Marvell shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against our IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. We are named as a nominal defendant. No recovery is sought from us.

        Jasmine Networks Litigation.    On September 12, 2001, Jasmine Networks, Inc. ("Jasmine") filed a lawsuit in the Santa Clara County Superior Court alleging claims against three officers and us for improperly obtaining and using information and technologies during the course of the negotiations with our personnel regarding the potential acquisition of certain Jasmine assets by us. The lawsuit claims that our officers improperly obtained and used such information and technologies after we signed a non-disclosure agreement with Jasmine. We believe the claims asserted against our officers and us are without merit and we intend to defend all claims vigorously.

        On June 21, 2005, we filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees. The cross complaint was later amended to name two individual officers of Jasmine. On May 15, 2007, we filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine. Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to us technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party's rights. The cross complaint seeks declaratory judgment that our technology does not incorporate any of Jasmine's alleged technology. The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine's alleged technology. We intend to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint. On June 13, 2007, Jasmine filed a demurrer to the fifth, sixth, and seventh causes of action of our second amended cross-complaint. The demurrer was heard on July 19, 2007 and denied. On August 3, 2007, Jasmine filed its answer to the second amended complaint. Our motion for summary adjudication on its fifth and sixth causes of action for declaratory relief is set for November 9, 2007, which will seek, among other things, a determination that Jasmine held no propriety interest in the "JSLIP" algorithm, which was one of the core technologies Jasmine asserts was misappropriated by Marvell. The motion was denied on November 14, 2007. However, in its opposition, Jasmine admitted that JSLIP had been taken from the work of a third party and is embodied in patents held by the University of California and Cisco Systems. These admissions are significant with respect to both Jasmine's assertion of trade secret rights and any damages claimed by Jasmine.

        In addition, on December 28, 2001 and January 7, 2002, the trial court issued a preliminary injunction precluding Jasmine from using, disclosing or disseminating the contents of a privileged communication between certain officers of Marvell and its counsel. The order granting injunctive relief was reversed by the California Court of Appeal, but review was granted by the California Supreme Court on a "grant and hold" basis pending the Court's decision on a case involving closely related issues, Rico v. Mitsubishi Motors Corp. (2004) 116 Cal.App.4th 51. The effect of the Supreme Court's grant of review was to depublish the Court of Appeal's decision. On December 13, 2007, the California Supreme Court ruled in a manner consistent with the position asserted by us that attorney work product and attorney-client privileges are not waived by inadvertent disclosure of a privileged communication, and that any party receiving such information (i) is required to notify opposing counsel immediately; and (ii) may not read such document more closely than is necessary to determine it is privileged. Rico v. Mitsubishi Motors Corp. (2007) 42 Cal.4th 807. On March 6, 2008, Jasmine filed a motion to dismiss the California Supreme Court's grant of review contending, inter alia, that review should be dismissed in light of the Supreme Court's ruling in the Rico case. We believe Jasmine's motion is meritless and will vigorously oppose the motion. To date the California Supreme Court has not announced its position with respect to the Company's petition for review. It is not known when the Supreme Court will address our petition for review.

        CSIRO Litigation.    In 2004, Australia's Commonwealth Scientific and Industrial Research Organisation ("CSIRO") sent notice letters to a number of Wi-Fi System manufacturers regarding CSIRO's patent, U.S. Patent No. 5,487,069 ("the '069 Patent") as it relates to IEEE 802.11a and 802.11g wireless standards. In May 2005, a group of system manufacturers, including customers of our 802.11a or 802.11g wireless LAN products, filed an action in the United States District Court for the Northern District of California seeking a declaratory judgment against CSIRO that the plaintiff manufacturers' products employing the IEEE 802.11a or 802.11g wireless standards do not infringe CSIRO's patent, U.S.

Patent No. 5,487,069. In September 2006, CSIRO filed an answer and counterclaims alleging that plaintiffs' products that employ those wireless standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys' fees and costs, and an injunction against sales of infringing products. In December 2006, the district court granted CSIRO's motion to transfer the case to the United States District Court for the Eastern District of Texas, where CSIRO had brought a similar lawsuit against another company. As a result of CSIRO's counterclaims for patent infringement, several customers of ours have sought indemnification from us. Also in December 2006, CSIRO filed suit in the United States District Court for the Eastern District of Texas against several manufacturers and suppliers of wireless products, including customers of our 802.11a or 802.11g wireless LAN products. The complaint alleges that the manufacture, use and sale of wireless products compliant with the IEEE 802.11a or 802.11g wireless standards infringes on the CSIRO patent. As a result of CSIRO's claim for patent infringement, another customer of ours has sought indemnification from us. In response to these demands for indemnification, we have acknowledged the demands and incurred costs in response to them.

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

        On August 3, 2007, CSIRO moved to dismiss our complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the preceding paragraph. On October 24, 2007, the Court issued an order denying CSIRO's motion to dismiss. The Court also denied our motions to stay/intervene/disqualify. On December 5, 2007, CSIRO filed its answer to our complaint, as well as counterclaims against us for willful and deliberate infringement of the '069 Patent. CSIRO's counterclaims included a demand for increased damages and attorneys' fees.

        On November 16, 2007, we filed a notice of appeal of the Court's denial of the motions to stay/intervene/disqualify. The appeal will be adjudicated by the United States Court of Appeals for the Federal Circuit. We filed our opening brief on March 5, 2008.

        The Claim Construction hearing is set for June 26, 2008. Trial for our declaratory judgment our action is set to begin on May 10, 2010. CSIRO and Marvell are currently engaging in discovery and motion practice.

        Shareholder Derivative Litigation.    Between July 7, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California. Each of these lawsuits names us as a nominal defendant and a number of our current and former directors and officers as defendants. Each lawsuit seeks to recover damages purportedly sustained by us in connection with our option granting processes, and seeks certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative Litigation. The plaintiffs filed an amended and consolidated complaint on November 1, 2006. On January 16, 2007, we filed a motion to dismiss the consolidated complaint for lack of standing or, in the alternative, stay proceedings. Pursuant to stipulations among the parties, our motion is currently scheduled to be heard on March 28, 2008.

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

        On January 25, 2008, the Court entered a stipulated order staying proceedings so that the parties could finalize a settlement agreement that would resolve the action. On or about March 5, 2008, the parties entered into a memorandum of understanding that tentatively settles and resolves the action. The terms of the memorandum of understanding include certain corporate governance enhancements and an agreement by us to pay up to $16.0 million in plaintiff attorney's fees, an amount less than what we will receive from a recent settlement with our directors and officers liability insurers. This tentative settlement of the derivative action requires court approval before it becomes final. We anticipate that the parties will finalize and submit formal settlement documentation to the court in the next few months for both preliminary and final approval.

        Class Action Securities Litigation.    Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. The complaints allege that we and certain of our officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaints seek, on behalf of persons who purchased our common stock during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys' fees and disbursements. Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation. On August 16, 2007, plaintiffs filed a consolidated class action complaint. On October 18, 2007, we filed a motion to dismiss the consolidated class action complaint. The motion is fully briefed and argued. We are awaiting the Court's order on this motion.

        SEC and United States Attorney Inquiries.    In July 2006, we received a letter of informal inquiry from the Securities and Exchange Commission ("SEC") requesting certain documents relating to our stock option grants and practices. We also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents. On April 20, 2007, we were informed that the SEC is now conducting a formal investigation into this matter. On June 8, 2007 and July 3, 2007, we received document subpoenas from the SEC. On October 11, 2007, we received a "Wells Notice" from the staff of the SEC. Weili Dai, Director of Strategic Marketing and Business Development, who is not an officer or director of Marvell, also received a "Wells" notice. The SEC staff also advised us that it is not at this time recommending enforcement action against any current officers or directors of Marvell. The "Wells" notices indicate that the staff intends to recommend to the Commission that it bring civil actions against the recipients for injunctive relief and civil monetary penalties. As we have previously disclosed, we have responded in writing to the "Wells Notice" and are seeking to reach a resolution of this matter before any action is filed.

        We have cooperated with the SEC and the United States Attorney regarding these matters, and intend to continue to do so. We cannot predict the outcome of these investigations.

        Wi-Lan Litigation.    On December 21, 2006, we received a letter from Wi-Lan, Inc. ("Wi-Lan") accusing us of infringing four United States patents allegedly owned by Wi-Lan, and one Canadian patent also allegedly owned by Wi-Lan. On October 31, 2007, Wi-Lan sued two groups of system and chip manufacturers in the United States District Court for the Eastern District of Texas, in both cases naming us as a defendant and alleging patent infringement. In the first case, Wi-Lan alleges that defendants infringe two patents that allegedly relate to the 802.11 wireless standard. In the second case, Wi-Lan alleges that defendants infringe the same two patents asserted in the first case, and in addition Wi-Lan alleges that some of the defendants in the second case infringe a third patent that allegedly relates to Asymmetric Digital Subscriber Line ("ADSL") technology. In the second case, we are not accused of infringing the ADSL patent. We filed our answer to the complaints and our counterclaims in these actions on January 25, 2008; the court has not yet scheduled any other dates in the litigation. We believe that we do not infringe the asserted Wi-Lan patents and will vigorously defend ourselves in these matters.

        On November 5, 2007, we filed a complaint against Wi-Lan in the United States District Court for the Northern District of California asking the court to find that it does not infringe three patents that Wi-Lan asserted against MSI in its December 21, 2006 letter. Two of these patents were not asserted against us in either of the two Texas litigations. These patents allegedly relate to Wideband Code Division Multiple Access technology. Also, we ask in the alternative that the Court find the patents invalid. Wi-Lan has not yet filed its answer in this action. We will vigorously pursue this matter.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol "MRVL." Our common stock began trading on June 27, 2000, upon completion of our initial public offering. The following table shows, for the periods indicated, the high and low intra-day sale prices for our common stock on the Nasdaq Global Select Market and reflects the stock split effected in fiscal 2007. See Note 1 of Item 8 — "Consolidated Financial Statements and Supplementary Data."

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$21.20	$16.04	$35.14	$26.80
Second Quarter	$20.04	$15.25	$29.54	$16.71
Third Quarter	$19.08	$15.27	$21.25	$15.91
Fourth Quarter	$18.84	$9.77	$21.85	$17.27

        As of March 15, 2008 the approximate number of record holders of our common stock was 223 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

        The graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since February 3, 2002, through February 2, 2008. The graph assumes that $100 was invested on February 3, 2002 in our common stock and on January 31, 2002 in each index and that any dividends were reinvested. No cash dividends have been declared on our common stock since our initial public offering in 2000. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Marvell Technology Group Ltd., The S&P 500 Index
And The Philadelphia Semiconductor Index

  *
  100 invested on 2/1/03 in stock or 1/31/03 on index-including reinvestment of dividends.
  Index calculated on month-end basis.

    Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

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

	February 2, 2008	January 27, 2007(1)	January 28, 2006	January 29, 2005	January 31, 2004
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$2,894,693	$2,237,553	$1,670,266	$1,224,580	$819,762
Operating costs and expenses:
Cost of goods sold	1,497,796	1,100,241	783,244	586,104	386,528
Research and development and other	988,996	658,211	366,740	304,291	253,583
Selling and marketing	211,261	176,103	104,718	90,919	77,044
General and administrative	138,640	114,154	63,044	54,461	30,024
Amortization and write-off of goodwill and acquired intangible assets and other(2)	155,734	109,987	91,738	102,534	80,390
Acquired in-process research and development(3)	—	77,800	4,300	—	—
Restructuring and other(4), (5)	7,856	—	—	2,414	—

Total operating costs and expenses	3,000,283	2,236,496	1,413,784	1,140,723	827,569

Operating (loss) income	(105,590)	1,057	256,482	83,857	(7,807)
Interest and other income (expense), net(6)	(2,654)	13,549	19,369	7,657	6,223

(Loss) income before income taxes	(108,244)	14,606	275,851	91,514	(1,584)
Provision for income taxes(7)	6,183	35,547	76,361	28,719	16,672

(Loss) income before change in accounting principle	(114,427)	(20,941)	199,490	62,795	(18,256)
Cumulative effect of change in accounting principle, net of tax effect(8)	—	8,846	—	—	—

Net (loss) income	$(114,427)	$(12,095)	$199,490	$62,795	$(18,256)

Basic net (loss) income per share before change in accounting principle	$(0.19)	$(0.04)	$0.35	$0.12	$(0.04)
Diluted net (loss) income per share before change in accounting principle	$(0.19)	$(0.04)	$0.32	$0.11	$(0.04)
Basic net (loss) income per share	$(0.19)	$(0.02)	$0.35	$0.12	$(0.04)
Diluted net (loss) income per share	$(0.19)	$(0.02)	$0.32	$0.11	$(0.04)
Weighted average shares — basic	590,308	586,152	565,870	539,375	503,108
Weighted average shares — diluted	590,308	586,152	631,289	597,653	503,108
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$630,902	$596,380	$921,022	$660,014	$386,271
Working capital	920,529	636,849	1,124,394	798,805	449,519
Total assets	4,550,594	4,527,700	3,504,506	2,788,866	2,436,919
Term loan and capital lease obligations, net of current portion	394,988	411,846	24,447	11,590	19,944
Total shareholders' equity	3,411,519	3,227,184	3,007,225	2,491,631	2,193,437

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

(5)
The fourth quarter of fiscal 2008, we recorded a restructuring charge of $7.9 million related to a worldwide reduction in force to reduce operating expenses. The workforce reduction affected all functions of our global workforce and was substantially completed in the fourth quarter of fiscal 2008.

(6)
In the fourth quarter of fiscal 2008, we recorded a one-time adjustment of $22.1 million increasing other income to reflect the release of unused credits arising from differences in the original estimate and actual product mix and yields from the termination of the supply agreement with Intel.

(7)
In the third quarter of fiscal 2008, we recorded a benefit of $15.4 million arising from the reversal of tax reserves upon the completion of a foreign tax audit.

(8)
In fiscal 2007, we recorded an adjustment of $8.8 million for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties including those discussed under Item 1A — "Risk Factors." These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

        We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes storage, switching, transceiver, cellular and handheld, wireless, PC connectivity, gateways, communications controller and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $40.8 million, including contingent consideration of $16.0 million subsequently recognized when milestones were achieved. This business designs and supplies chipsets for personal handy phone applications. In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $288.0 million, including earnout considerations of $35.0 million subsequently recognized during fiscal 2007 and fiscal 2008 based on the achievement of a certain level of revenue. This business designs and develops system-on-chip and system level solutions for both inkjet and laser jet printer systems. In November 2006, we completed the acquisition of the communications and application processor business of Intel Corporation for approximately $605.6 million. The communications and application processor business of Intel designs and develops cellular baseband processors for multi-mode, multi-band wireless handheld devices such as cellular handsets, PDAs and smartphones. In addition, we have also completed several smaller acquisitions over the last 3 fiscal years.

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

        Historically, a relatively small number of customers have accounted for a significant portion of our revenue. In fiscal 2008, approximately 17% of our net revenue was derived from sales to one significant customer. In fiscal 2007, approximately 39% of our net revenue was derived from sales to three significant customers, each of which accounted for 10% or more of our net revenue during the period. In fiscal 2006, approximately 55% of our net revenue was derived from sales to four significant customers, each of which accounted for 10% or more of our net revenue during this period. Also, in fiscal 2008, 2007 and 2006, one distributor accounted for less than 10%, less than 10% and 11% of our net revenue, respectively. We expect to continue to experience significant customer concentration in future periods. In addition, most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 84%, 89% and 94% of our net revenue for fiscal 2008, 2007 and 2006, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales to date have been denominated in United States dollars.

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

        Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2008 was comprised of 53 weeks while fiscal years 2007 and 2006 were comprised of 52 weeks.

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

        Revenue Recognition.    We account for our revenues under the provisions of Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." Under this provision, we recognize revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

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

        We also enter into development agreements with some of our customers. Under these development agreements product revenue is recognized under the proportionate performance method. Revenue is recognized as related costs to complete the contract are incurred. These costs are included in research and development expense.

        The provisions of EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" apply to sales arrangements with multiple arrangements that include a combination of hardware, software and /or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Undelivered elements typically are software warranty and maintenance services.

        In arrangements that include a combination of hardware and software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, the Company follows the guidance in EITF Issue No. 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," accounts for the entire arrangement as a sale of software and software-related items and follows the revenue recognition criteria in SOP No. 97-2, "Software Revenue Recognition," and related interpretations.

        Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed or determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

        Stock-Based Compensation.    Effective January 29, 2006, we adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). SFAS 123R requires the measurement and recognition of compensation expense for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on estimated fair values. SFAS 123R supersedes previous accounting guidance under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." Under SFAS 123R, the benefits of tax deductions in excess of recognized compensation cost has to be reported as a financing cash flow, rather than as an operating cash flow. This may reduce future net cash flows from operations and increase future net financing cash flows. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

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

        As a result of the adoption of SFAS 123R, our stock-based compensation increased from $101.0 million in fiscal 2006 to $192.1 million and $231.0 million in fiscal 2007 and 2008, respectively. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

        Prior to the adoption of SFAS 123R, we presented deferred compensation as a separate component of stockholders' equity. In accordance with the provisions of SFAS 123R, on January 29, 2006, we eliminated unamortized deferred compensation totaling $62.0 million on that date with a corresponding reduction in additional paid-in capital.

        In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" (FSP 123R-3). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

        We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the "more likely than not" criteria established by SFAS No. 109, "Accounting for Income Taxes." Our judgments are based on the relative weight of both positive and negative evidence regarding future taxable income, and may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

        Effective January 28, 2007, we adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. The

adoption of FIN 48 did not result in any reclassifications of uncertain income tax liabilities and did not have a cumulative impact to retained earnings. Prior to adoption, our policy was to establish reserves that reflected the best estimate of known tax contingencies. FIN No. 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of success upon settlement. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and related regulations. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

        During the fourth quarter of fiscal 2007, the Internal Revenue Service notified our U.S. subsidiaries that fiscal 2004 through 2006 would be audited and would include an audit of Section 409A and payroll tax issues arising out of the stock option investigation. In fiscal 2007, we accrued $24.2 million of Section 409A liabilities for each of the restated years (including interest and penalties), accrued payroll taxes (including interest and penalties), where applicable. We elected to join and completed the IRS program Announcement 2007-18 and its California equivalent. Through the close of fiscal 2008 we paid $21.8 million for Section 409A liabilities under the available programs, including interest and penalties where applicable. During fiscal 2008, based on development of our IRS payroll tax audit, we accrued an additional penalty of $7.2 million related to the conversion of incentive stock options into nonstatutory stock options due to the mispricing of the original option grant.

        In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

        Investments.    Investments designated as available-for-sale securities under SFAS No. 115, "Accounting for Investment in Certain Debt and Equity Securities," are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of our available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, we assess whether an other-than-temporary impairment loss on our available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the Consolidated Statements of Operations.

        In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

        We also invest in auction rate securities that are typically over collateralized by pools of loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the major independent rating agencies as either AAA or Aaa at the time of purchase. Historically, all auction rate securities were classified as short-term investments because we have been able to liquidate these at our direction on seven day, twenty-eight day or thirty-five day auction cycles. When auction rate securities fail to clear at auction, which occurred with respect to a portion of our securities in February 2008 and to all of our auction rate securities in March 2008, and we are unable to estimate when the impacted auction rate securities will clear at the next auction, we classify these as long-term, consistent with the stated contractual maturities of the securities. We believe that we have the ability to hold these securities for longer than a period of twelve months. The "stated" or "contractual" maturities for these securities generally are between 20 to 30 years. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.

        Accounts Receivable and Allowances.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current credit worthiness, as determined by our review of their current credit information. We continuously monitor payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial condition of any one of these customers could have a material adverse impact on the realization of our accounts receivable and our results of operations. The accounts receivable allowance recorded in our consolidated financial statements as of February 2, 2008 is $4.3 million.

        Inventory Valuation.    We value our inventory at the lower of the actual cost of the inventory or the current estimated market value of the inventory, cost being determined under the first-in, first-out method. Inventory acquired under the supply agreement with Intel are at prices above what a market participant could obtain from independent foundries and assembly/test subcontractors, therefore, we write down inventory on hand to fair value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations. We recorded charges for excess and obsolete inventory of $62.1 million and $34.7 million for fiscal 2008 and 2007, respectively. The increase in charges for inventory excess and obsolete inventory in fiscal 2008 compared to fiscal 2007 is largely due to higher inventory balances as well as increased volatility in our demand forecast during fiscal 2008.

        Valuation of Long-lived Assets and Intangible Assets.    We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We generally assess long-lived and intangible assets on a quarterly basis. In the fourth quarter of fiscal 2008, we determined that certain of the acquisition-related intangibles associated with our acquisition of the UTStarcom business and the Intel communication and applications processor business were impaired primarily due to revised lower revenue forecasts associated with products incorporating such purchased intangibles. We measured the amount of impairment by calculating the amount by which the value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. We determined the fair value of the acquisition-related intangible assets based on the most current financial forecast available. The discount rate used to discount net cash flows to their present values was 12% which was determined after consideration of our estimated weighted average cost of capital. The amount of the purchased intangibles written-off in the fourth quarter of fiscal 2008 due to impairment was $7.2 million. We intend to continue to perform an annual impairment review during the fourth quarter of each year, or more frequently if we believe indicators of impairment exist.

        Valuation of Goodwill.    We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We are required to perform annual assessments of goodwill impairment. Factors we consider important which could trigger a goodwill impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (iii) significant negative industry or economic trends, (iv) a significant decline in our stock price for a sustained period and (v) a significant change in our market capitalization relative to our net book value. The annual impairment test required under SFAS 142 was completed in the fourth quarter and did not identify any impairment of goodwill.

        Litigation Costs.    From time to time, we are involved in legal actions arising in the ordinary course of business. There can be no assurance these actions or other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future, which may adversely impact gross margins. We are aggressively defending these litigation matters and believe no material adverse outcome will result. However, given uncertainties associated with any litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a probable loss or probable range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations, financial position and cash flows.

        Valuation of Equity Investments.    We hold minority interests in certain companies. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments in our consolidated balance sheet as of February 2, 2008 is $7.1 million.

Results of Operations

        The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue.

	Years Ended
	February 2, 2008	January 27, 2007	January 28, 2006
Net revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	51.7	49.2	46.9
Research and development	34.2	29.4	21.9
Selling and marketing	7.3	7.9	6.3
General and administrative	4.8	5.1	3.8
Amortization and write-off of goodwill and acquired intangible assets and other	5.3	4.9	5.5
Acquired in-process research and development	—	3.5	0.3
Restructuring	0.3	—	—

Total operating costs and expenses	103.6	100.0	84.7

Operating (loss) income	(3.6)	0.0	15.3
Interest and other income	1.3	1.1	1.3
Interest expense	(1.4)	(0.4)	(0.1)

(Loss) income before income taxes	(3.7)	0.7	16.5
Provision for income taxes	(0.2)	1.6	4.6
(Loss) income before change in accounting principle	(3.9)	(0.9)	11.9
Cumulative effect of change in accounting principle, net of tax effect	—	0.4	—

Net (loss) income	(3.9)%	(0.5)%	11.9%

  Years Ended February 2, 2008 and January 27, 2007

  Net Revenue

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Net revenue	$2,894,693	$2,237,553	29.4%

        Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances and rebates. The increase in net revenue in fiscal 2008 compared to fiscal 2007 reflects a significant increase in volume shipments of our cellular and handset products, storage SOCs, wireless products and printer semiconductor solution products. The increase in net revenue for cellular and handset products was due to a full year of revenue from the acquisition of the applications and communications processor business from Intel Corporation in November 2006. Additionally, the increases in net revenue were primarily due to increased acceptance of our storage SOC products by hard disk drive manufacturers and market share gains in the PC desktop and consumer product markets with our storage SOC products and volume shipments of our wireless products from new design wins in consumer applications. The net revenue increase in printer semiconductor solution products was also due to a full year of revenue from initial product shipments from our acquisition of the printer semiconductor business from Avago in May 2006.

Net revenue derived from development contracts decreased in fiscal 2008 in both absolute dollars and as a percentage of net revenue compared to fiscal 2007, and represented less than 10% of net revenue for each year.

  Cost of Goods Sold

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Cost of goods sold	$1,497,796	$1,100,241	36.1%
% of net revenue	51.7%	49.2%
Gross margin	48.3%	50.8%

        Cost of goods sold consists primarily of the costs of manufacturing, assembly and testing of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation and excess and obsolescence provisions and purchase accounting adjustments. Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue. The decrease in gross margin in fiscal 2008 compared to fiscal 2007 was primarily due to lower gross margins from the cellular and handset products which commenced shipment in November 2006 as a result of the acquisition of the communications and applications processor business from Intel, and due to higher inventory excess and obsolescence provisions. The inventory excess and obsolescence provision increased by $27.4 million in fiscal 2008 compared to fiscal 2007 from $34.7 million in fiscal 2007 to $62.1 million in fiscal 2008, respectively. The increase in excess and obsolescence was due to the mix and quantities on hand compared to forecasted demand for such products on hand including communications and applications processor products and wireless products. The cellular and handset inventory that we were contractually obligated to purchase under a supply agreement with Intel were recorded at estimated fair value as required under purchase accounting. Although we have met the contractual obligations under the original supply agreement and transitioned certain products to our fabrication partners, we anticipate that we will continue to source certain legacy application processor cellular and handset inventory from Intel pursuant to the terms of an amendment to the supply agreement. We recorded such inventory at what we believe to be above-market cost, which will adversely impact our gross margins relative to periods where we primarily purchased inventory at the minimum committed level. The Intel supply agreement required us to purchase inventory earlier than anticipated product shipments to our customers resulting in higher levels of inventory and associated carrying costs. As a result, the higher levels of inventory increase our risk of holding excess and obsolete inventory. Our gross margins may also fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margins, product warranty costs and changes in the amount of development revenue recognized.

  Research and Development and Other

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Research and development and other	$988,996	$658,211	50.3%
% of net revenue	34.2%	29.4%

        Research and development and other expense consists primarily of compensation and associated costs relating to development personnel, stock-based compensation expenses, prototype costs, depreciation and amortization expense, patent investigation and filing fees, costs associated with contract development work and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars in fiscal 2008 compared to fiscal 2007 was primarily due to additional development personnel to support the growth of our business as well as additional personnel related to our acquisitions of the communications and applications processor business of Intel in November 2006 and the printer semiconductor business from Avago in May 2006 which together resulted in an increase in salary and related costs of $161.4 million. In addition, research and development costs increased due to additional stock-based compensation expenses of $30.8 million. Additionally, we incurred increased depreciation and amortization expense of $48.1 million arising from purchases of property, equipment and technology licenses, increased costs of $19.2 million for prototype and related product tape-out costs for new product initiatives, increased costs of $7.0 million for tooling and engineering equipment expenses, increased costs of $5.4 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $29.8 million related to our expanding operations.

        Research and development related costs for the year ended February 2, 2008 were $970.8 million, as compared to $645.4 million for the year ended January 27, 2007, an increase of $325.4 million or 50.4%.

  Selling and Marketing

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Selling and marketing	$211,261	$176,103	20.0%
% of net revenue	7.3%	7.9%

        Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars in fiscal 2008 compared to fiscal 2007 was primarily due to the net hiring of additional sales and marketing personnel, which resulted in an increase in salary and related costs of $14.0 million. In addition, selling and marketing expense increased due to increased stock-based compensation expenses of $7.2 million. We also incurred higher commission costs of $2.1 million due primarily to the increase in sales and increased facility and other allocated expenses of $7.6 million related to our expanding operations.

  General and Administrative

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
General and administrative	$138,640	$114,154	21.4%
% of net revenue	4.8%	5.1%

        General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, stock-based compensation expenses, fees for professional services and allocated occupancy costs for these operations. The increase in general and administrative expense in absolute dollars in fiscal 2008 compared to fiscal 2007 was primarily due to higher attorney and professional fees of $11.1 million associated with our internal review by a special committee of the Board of Directors related to our historical stock option practices and related accounting matters. General and administrative expense in fiscal 2008 also included $16.0 million accrued in the fourth quarter of fiscal 2008 related to anticipated payments pursuant to a tentative settlement in connection with derivative lawsuits related to historical stock option practices. In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $7.5 million. Partially offsetting the increase in general and administrative expense was a decrease in stock-based compensation expenses of $4.7 million and a $5.1 million gain from the sale of an asset under construction. We anticipate that general and administrative expense will increase in absolute dollars in future periods as we hire additional general and administrative personnel to support our worldwide operations.

  Amortization and Write-Off of Acquired Intangible Assets and Other

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Amortization and write-off of acquired intangible assets and other	$155,734	$109,987	41.6%
% of net revenue	5.3%	4.9%

        In fiscal 2008, we made two acquisitions in which we acquired intangible assets which are being amortized over their estimated economic lives of one to seven years. In fiscal 2007, we made five acquisitions in which we acquired intangible assets which are being amortized over their estimated economic lives of one to eight years. The increase in amortization of acquired intangible assets in fiscal 2008 compared to fiscal 2007 is due to the effects of a full year of amortization from the acquisitions made in fiscal 2007 as well as amortization of intangible assets from fiscal 2008 acquisitions. Also, in the fourth quarter of fiscal 2008, we performed the annual impairment analysis of goodwill. Accordingly, we also assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through their respective estimated undiscounted future net cash flows. We determined that certain of the acquisition-related intangibles associated with our acquisition of the UTStarcom business and the Intel communication and applications processor business were impaired primarily due to the revised lower revenue forecasts associated with products incorporation such purchased intangibles. We measured the amount of impairment by calculating the amount by which the value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. The amount of the purchased intangibles written-off in the fourth quarter of fiscal 2008 due to impairment was $7.2 million.

  Acquired In-Process Research and Development

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Acquired in-process research and development	—	$77,800	(100.0)%
% of net revenue	—	3.5%

        In connection with the acquisition of the communications and application processor business of Intel Corporation on November 8, 2006, we purchased in-process research and development (IPRD) of approximately $77.8 million. The amounts allocated to IPRD were determined based on our estimates of the fair values of assets acquired using valuation techniques used in the high technology industry and were charged to expense in the fourth quarter of fiscal 2007. The projects that qualify for IPRD had not reached technical feasibility and no future use existed. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation, or FIN, No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an Interpretation of FASB Statement No. 2," amounts assigned to IPRD meeting the above stated criteria were charged to expense as part of the allocation of the purchase price.

        The value assigned to in-process research and technology was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product's development and success as well as the product's stage of completion. Discount rates of 24.0% to 27.0% were used for valuing the IPRD.

        At the time of the acquisition, there were three significant projects in-process that were approximately 56.0% complete with estimated aggregate costs to complete of $31.0 million. The projects were completed during fiscal 2008.

        The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

  Restructuring

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Restructuring	$7,856	—	100.0%
% of net revenue	0.3%	—

        During the fourth quarter of fiscal 2008, we implemented a restructuring plan which included reductions in workforce in all functions of the organization worldwide in order to reduce our cost structure. A restructuring charge of $7.8 million was recorded relating to severance and benefits to 438 terminated employees. All expenses associated with our restructuring plan are included in "Restructuring" in the Condensed Consolidated Statements of Operations. For further discussion on our restructuring plan, please refer to Note 6, "Restructuring."

  Interest and Other Income

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Interest and other income	$37,844	$23,756	59.3%
% of net revenue	1.3%	1.1%

        Interest and other income consists primarily of interest earned on cash, cash equivalents and short-term investment balances, and gains and losses on the sale of marketable securities. The increase in interest and other income is due primarily to a one-time benefit of $22.1 million credited to other income to the reflect the release of unused credits arising from differences in the original estimate used in purchase accounting and actual product mix and yields from the supply agreement with Intel. Partially offsetting the increase in interest and other income in fiscal 2008 compared to fiscal 2007 was lower interest income as a result of lower average cash balances for comparable periods as well as a decrease in interest rates.

  Interest Expense

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Interest expense	$40,498	$10,207	296.8%
% of net revenue	1.4%	0.4%

        Interest expense consists primarily of interest paid on debt and capital lease obligations. The increase in interest expense in fiscal 2008 compared to fiscal 2007 was primarily due to the effects of a full year of interest expense on a term loan obligation and supply agreement incurred in November 2006. See Note 8 for further discussion on the term loan obligation and Note 2 for more information on the Intel supply agreement.

  Provision for Income Taxes

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Provision for income taxes	$6,183	$35,547	(82.6)%
% of net revenue	0.2%	1.6%

        Our effective tax rate was 5.7% for fiscal 2008 compared to 243% for fiscal 2007. The decrease in the fiscal 2008 effective tax rate compared to fiscal 2007 was primarily due to foreign subsidiary net operating losses which were made available by restructuring of certain foreign entities as well as a reduction in the unrecognized tax benefits due to closure of foreign audits and lapsing of statutes of limitations. We continued to incur significant non-tax deductible expenses such as stock-based compensation, acquisition related expenses and intangible amortization resulting in lower profit before tax in jurisdictions where we are not able to utilize the tax benefits. In addition, the tax benefits associated with our tax holidays vary year to year based on the relative profitability in Israel, Singapore and Switzerland.

        During fiscal 2008, our U.S. and one of our foreign subsidiaries underwent and completed corporate income tax audits of years 2004 through 2006 and years 2005 through 2007, respectively. The foreign audit closed with no material adverse impact on our financial statements, and the IRS completed its field work of the US subsidiaries with no income tax adjustments. The report is under review b the IRS national office and we expect to receive a final determination within the next year. However, the payroll tax portion of the US audit remains open with regard to stock-based compensation and related items.

  Cumulative Effect of Change in Accounting Principle, net of Tax Effect

	Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
Cumulative effect of change in accounting principle, net of tax effect	—	$8,846	(100)%
% of net income	—	0.4%

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

        In connection with the acquisition of the communications and application processor business of Intel Corporation on November 8, 2006, we purchased in-process research and development (IPRD) of approximately $77.8 million. The amounts allocated to IPRD were determined based on our estimates of the fair values of assets acquired using valuation techniques used in the high technology industry and were charged to expense in the fourth quarter of fiscal 2007. The projects that qualify for IPRD had not reached technical feasibility and no future use existed. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as clarified by FASB Interpretation, or FIN, No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an Interpretation of FASB Statement No. 2," amounts assigned to IPRD meeting the above stated criteria were charged to expense as part of the allocation of the purchase price.

        The value assigned to in-process research and technology was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product's development and success as well as the product's stage of completion. Discount rates of 24.0% to 27.0% were used for valuing the IPRD.

        At the time of the acquisition, there were three significant projects in-process that were approximately 56.0% complete with estimated aggregate costs to complete of $31.0 million. The projects were completed during fiscal 2008.

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

Liquidity and Capital Resources

        Our principal source of liquidity as of February 2, 2008 consisted of $630.9 million of cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

  Net Cash Provided by Operating Activities

        During fiscal 2008, net cash provided by operating activities was $177.4 million for fiscal 2008 compared to $337.3 million for fiscal 2007 and $402.3 million for fiscal 2006. The cash inflows from operations in fiscal 2008 were primarily due to changes in working capital. Non-cash charges in fiscal 2007 included $155.7 million related to amortization of acquired intangible assets and other, $105.8 million of depreciation and amortization expense and $231.0 million of stock-based compensation. Offsetting positive non-cash charges was $109.3 million of fair market value adjustments to Intel inventory sold.

        Significant working capital changes contributing to positive cash flows in fiscal 2008 included a decrease in prepaid expenses and other assets primarily due to the utilization of prepaid foundry capacity and prepaid wafers. Also contributing to positive cash flow was an increase in deferred income due to the increased levels of inventory at distributors due to the increase in revenue. Significant working capital changes offsetting positive cash flows in fiscal 2008 included an increase inventories of $202.3 million to support increased revenue levels and from purchases of inventory under the supply agreement for which we plan to sell over periods in excess of one year. The number of days in inventory has increased at the end of fiscal 2008 to 94 days from 69 days at the end of fiscal 2007 due to the higher comparable inventory balance at the end of each respective fiscal year.

        During fiscal 2007, net cash provided by operating activities was $337.3 million for fiscal 2007 compared to $402.3 million for fiscal 2006 and $221.5 million for fiscal 2005. The cash inflows from operations in fiscal 2007 were primarily the result of our generation of income during the period and changes in working capital. Non-cash charges in fiscal 2007 included $110.0 million related to amortization of acquired intangible assets and other, $77.2 million of depreciation and amortization expense, $192.1 million of stock-based compensation and $77.8 million of acquired in-process research and development. Significant working capital changes contributing to positive cash flows in fiscal 2007 included an increase of $43.9 million in accounts payable resulting primarily from amounts due to our suppliers relating to increased inventory purchases during fiscal 2007 as well as higher overall spending activity related to our expanding operations, an increase of $33.5 million in accrued employee compensation resulting from the increase in number of employees and related benefit accruals, an increase of $30.2 million in income tax payable resulting from taxable income for fiscal 2007 and an increase of $16.7 million in deferred income resulting from an increase in the number of distributors as well as increased shipments of product to our distributors.

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

  Net Cash Used in Investing Activities

        Net cash used in investing activities was $185.1 million for fiscal 2008 compared to net cash used in investing activities of $544.7 million for fiscal 2007 and net cash used in investing activities of $367.5 million for fiscal 2006. The net cash used in investing activities in fiscal 2008 was primarily due to purchases of investments of $262.9 million and purchases of property and equipment of $113.5 million partially offset by sales and maturities of investments of $230.9 million. The net cash used in investing activities in fiscal 2007 was primarily due to cash paid for various acquisitions of $892.9 million, purchases of short-term investments of $266.9 million and purchases of property and equipment of $180.7 million, partially offset by the proceeds from the sales and maturities of short-term investments of $812.8 million. The net cash used in investing activities in fiscal 2006 was primarily due to purchases of short-term investments of $710.5 million, $187.0 million in cash paid for the QLogic acquisition, purchases of property and equipment of $98.5 million, and purchases of equity investments of $2.4 million, partially offset by the proceeds from the sales and maturities of short-term investments of $631.3 million. In fiscal 2006, the significant increase in the purchases of property and equipment was due to building improvements made to buildings acquired in fiscal 2004.

  Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $55.4 million for fiscal 2008 compared to $427.0 million for fiscal 2007 and $147.2 million for fiscal 2006. In fiscal 2008, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $65.9 million partially offset by principal payments on term loan and capital lease obligations of $10.7 million. In fiscal 2007, net cash provided by financing activities was attributable to proceeds from a term loan of $400.0 million, proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $45.6 million, partially offset by principal payments on capital lease obligations of $19.5 million. In fiscal 2006, net cash provided by financing activities was attributable to proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $163.1 million, partially offset by principal payments on capital lease obligations of $15.9 million.

  Contractual Obligations and Commitments

        In connection with the acquisition of the Intel's communications and application processor business ("ICAP Business"), we entered into a product supply agreement with Intel. We have met the contractual obligations under the original supply agreement. Although we have transitioned certain products to our fabrication partners, we anticipate that we will continue to source certain legacy application processor cellular and handset inventory from Intel. Under terms of an amendment to the supply agreement, we have committed to purchase a minimum number of wafers through December 2008. As of February 2, 2008, we recorded $14.0 million in prepaid assets for prepayment of wafers and had non cancellable purchase orders outstanding of $32.3 million.

        Under our manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of February 2, 2008, these foundries had incurred approximately $188.0 million of manufacturing expenses on our outstanding purchase orders.

        On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of February 2, 2008, payments totaling $174.2 million (included in prepaid expenses and other current assets and other noncurrent assets) have been made and approximately $128.2 million of the prepayment has been utilized as of February 2, 2008. At February 2, 2008, there are no outstanding commitments under the agreement.

        As of February 2, 2008, we had approximately $58.7 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

        As a result of our facility move in February 2002, we obtained a sublease on one of our facilities that had a non cancellable lease. Actual sublease income approximated the estimated sublease income, but is less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $1.9 million as of February 2, 2008. At February 2, 2008, cash payments of $11.6 million, net of sublease income had been made in connection with this charge. Approximately $1.9 million was accrued for this facilities consolidation charge as of February 2, 2008 of which $0.6 million is current and $1.3 million is long-term, payable through 2010.

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

        As of February 2, 2008, our investment portfolio included $45.6 million of auction rate securities, which are primarily backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

        Most of these auction rate securities were scheduled to reset subsequent to February 2, 2008. In March 2008, our auction rate securities failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the near term, we will not be able to access these funds associated with the failed auctions until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we have classified $45.6 million of the auction rate securities as long-term investments as of February 2, 2008. This amount represents the entire balance of the auction rate securities as of February 2, 2008 and had not been sold by the Company subsequent to the end of fiscal 2008. We believe that we have the ability to hold these securities for longer than a period of twelve months.

        While the recent auction failures will limit our ability to liquidate these investments for some period of time we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.

        We have determined that no other-than-temporary impairment losses existed as of February 2, 2008 as all holdings had successful auctions in the periods leading up to that date. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods.

        The following table summarizes our contractual obligations as of February 2, 2008 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by
	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Contractual obligations:
Operating leases	$58,445	$37,206	$27,020	$16,274	$9,388	$10,093	$158,426
Capital lease obligations	2,469	2,531	2,084	521	—	—	7,605
Purchase commitments to foundries	220,371	—	—	—	—	—	220,371
Capital purchase obligations	58,650	—	—	—	—	—	58,650
Long-term debt obligations	6,794	390,750	—	—	—	—	397,544

Total contractual cash obligations	$346,729	$430,487	$29,104	$16,795	$9,388	$10,093	$842,596

        Included in operating lease commitments are lease payments for computer aided software license agreements and airplane lease commitments.

        In addition to the above commitments and contingencies, $75.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48. There is also a recorded liability for potential penalties and interest of $12.4 million and $20.4 million, respectively as of February 2, 2008. We are uncertain when these amounts may be settled. Accruals will continue to be made and reversals will also be made as statutes lapse.

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of February 2, 2008, we are not involved in any unconsolidated SPE transactions.

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

Inflation

        The impact of inflation on our business has not been material for fiscal 2008, 2007 and 2006.

Recent Accounting Pronouncements

        In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43" ("EITF 06-2"). EITF 06-2 requires companies to accrue the cost of such compensated absences over the required service period. We currently accrue the cost of compensated absences for sabbatical programs when the eligible employee complete the requisite service period. We are required to apply the provision of EITF 06-2 at the beginning of fiscal 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period specific effects of the change on prior periods presented. We adopted EITF 06-2 in the first quarter of fiscal 2008. The adoption did not have a material impact on our financial position and results of operations.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of an income tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to our opening retained earnings. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48-1" ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Effective January 28, 2007, we adopted FIN 48. See Note 10 — Income Taxes for further details.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115" ("SFAS 159") which is effective for fiscal years beginning after November 15, 2007. This statement expands the standards under SFAS No. 157 which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

        In June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for us for fiscal years beginning February 3, 2008. The adoption of these provisions is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and any estimate, contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R may have on our financial position and results of operations.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS 160"). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will assess the impact that SFAS 160 may have on our financial position and results of operations.

        In December 2007, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective beginning in the first quarter of fiscal year 2009.

Related Party Transactions

        During fiscal 2008, 2007 and 2006, we incurred approximately $0.1 million, $1.0 million and $0.7 million, respectively of expenses from an unrelated third-party entity, ACM Aviation, Inc. ("ACM") for charter aircraft services provided to MSI for Estopia Air LLC ("Estopia Air"). The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja and Director of Strategic Marketing and Business Development, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. Dr. Sutardja and Weili Dai are husband and wife. Expenses were incurred for business travel use of the aircraft at a cost determined to be at fair market value.

        On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., we entered into a License and Manufacturing Services Agreement (the "License Agreement") with C2 Microsystems, Inc. ("C2Micro"). The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties. We recognized $1.3 million of revenue under the License Agreement with C2Micro during fiscal 2008. We recognized $0.3 million and deferred $25,000 of revenue under the License Agreement with C2Micro during fiscal 2007. We recognized $0.4 million and deferred $0.2 million of revenue from the License Agreement with C2Micro during fiscal 2006. As of February 2, 2008, we had a receivable of $0.6 million from C2Micro. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of C2Micro. Kuo Wei (Herbert) Chang, a member of our Board of Directors, is a member of the Board of Directors of C2Micro and through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro. Dr. Pantas Sutardja, our Vice President, Chief Technology Officer, Acting Chief Operating Officer and Chief Research and Development Officer, is also a shareholder of C2Micro.

        On January 8, 2007, through our subsidiary Marvell International Ltd., we entered into a Library/IP/Software Evaluation License Agreement (the "Evaluation License Agreement") with VeriSilicon Holdings Co., Ltd. ("VeriSilicon"). The Evaluation License Agreement has no consideration. We incurred $0.3 million of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the UTStarcom Business during fiscal 2008. In addition, we incurred $37,500 of maintenance expense from VeriSilicon during fiscal 2008. Weili Dai's brother (and Dr. Sehat Sutardja's brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

        On September 6, 2007, through our subsidiary Marvell International Ltd., we entered into a Technology Evaluation Agreement (the "Evaluation Agreement") with Vivante Corporation ("Vivante"). The Evaluation Agreement has no consideration. On September 28, 2007, we also entered into a Memorandum of Understanding ("MOU") with Vivante to set forth the main principles for a good faith negotiation of a license agreement. The MOU has no consideration. On October 31, 2007, we entered into a License Agreement with Vivante. The License Agreement has substantially similar terms as other license agreements with other third parties. We recorded $0.5 million of expense during fiscal 2008 in connection with the License Agreement with Vivante. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai's brother (and Dr. Sehat Sutardja's brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of our Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

        On September 28, 2007, through our subsidiary Marvell International Ltd., we entered into a Master Technology Agreement (the "Technology Agreement") with Sonics, Inc. ("Sonics"), pursuant to which we have licensed technology from Sonics. The Technology Agreement has substantially similar terms as other license agreements with other third parties. We paid $2.1 million under the Technology Agreement for the license and related maintenance during fiscal 2008. Kuo Wei (Herbert) Chang, member of our Board of Directors, and Mike Sophie, former member of our Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of fixed and variable rate securities including money market funds; corporate debt securities; federal, state, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of February 2, 2008 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

	Expected Fiscal Year Maturity Date
	2009	2010	2011	2012	2013	Total	Fair Value
Variable Rate	$—	$45,628	$—	$—	$—	$45,628	$45,628
Average Interest Rate	—	5.44%	—	—	—	5.44%
Fixed Rate	$15,231	$—	$—	$—	$—	$15,231	$15,254
Average Interest Rate	3.59%	—	—	—	—	3.59%

        As of February 2, 2008, our investment portfolio included $45.6 million of auction rate securities, which are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.

        The auction rate securities held by us are primarily backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

        Most of these auction rate securities were scheduled to reset subsequent to February 2, 2008. As of February 29, 2008, $23.0 million of our auction rate securities have failed auctions, and we expect that the remaining auction rate securities will fail, due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we have classified $45.6 million of the auction rate securities as long-term investments as of February 2, 2008. This amount represents the balance of the auction rate securities as of February 2, 2008 that had not been sold by us subsequent to the end of fiscal 2008. We believe that we have the ability to hold these securities for longer than a period of twelve months.

        We determined that no other-than-temporary impairment losses existed as of February 2, 2008 as all holdings had successful auctions. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods.

        At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of February 2, 2008 would have an immaterial effect on our financial position, results of operations and cash flows.

        Our term debt bears interest at the higher of the lender's prime rate or 0.5% per annum above the Federal Funds Effective Rate, as defined in the agreement, plus a 1% margin. In the case of Eurodollar loans, amounts borrowed bear interest at a rate equal to the Adjusted London Interbank Offered Rate, or LIBOR, plus a 2% margin. Such margins are subject to reductions or increases depending on our future credit rating if obtained. We pay interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December. The interest rate as of February 2, 2008 was 7.33%.

        Investment Risk.    We invest in equity instruments of privately-held companies for business and strategic purposes. These investments, which totaled $7.1 million at February 2, 2008, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations of these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at February 2, 2008 and January 27, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the control environment existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 26, 2008

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS

	February 2, 2008	January 27, 2007
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$615,648	$568,008
Short-term investments	15,254	28,372
Accounts receivable, net of allowances of $4,277 and $3,641	332,020	328,283
Inventories	419,494	247,403
Prepaid expenses and other current assets	105,809	170,123
Deferred income taxes	15,516	5,846

Total current assets	1,503,741	1,348,035
Property and equipment, net	416,241	440,943
Long-term investments	45,628	—
Goodwill	1,994,068	1,977,805
Acquired intangible assets	433,809	580,558
Other noncurrent assets	157,107	180,359

Total assets	$4,550,594	$4,527,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$231,135	$244,959
Accrued liabilities	122,961	259,972
Accrued employee compensation	118,101	108,895
Income taxes payable	39,132	29,078
Deferred income	69,420	50,874
Current portion of capital lease obligations	2,463	17,408

Total current liabilities	583,212	711,186
Capital lease obligations, net of current portion	4,238	17,096
Non-current income taxes payable	108,543	116,777
Term loan obligations, long-term	390,750	394,750
Other long-term liabilities	52,332	60,707

Total liabilities	1,139,075	1,300,516

Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 992,000 shares authorized; 599,971 and 587,425 shares issued and outstanding, respectively	1,200	1,175
Additional paid-in capital	4,100,659	3,802,509
Accumulated other comprehensive income	615	28
Accumulated deficit	(690,955)	(576,528)

Total shareholders' equity	3,411,519	3,227,184

Total liabilities and shareholders' equity	$4,550,594	$4,527,700

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	February 2, 2008	January 27, 2007	January 28, 2006
	(In thousands, except per share amounts)
Net revenue	$2,894,693	$2,237,553	$1,670,266
Operating costs and expenses:
Cost of goods sold	1,497,796	1,100,241	783,244
Research and development and other	988,996	658,211	366,740
Selling and marketing	211,261	176,103	104,718
General and administrative	138,640	114,154	63,044
Amortization and write-off of acquired intangible assets, net	155,734	109,987	91,738
Acquired in-process research and development	—	77,800	4,300
Restructuring	7,856	—	—

Total operating costs and expenses	3,000,283	2,236,496	1,413,784

Operating (loss) income	(105,590)	1,057	256,482
Interest and other income	37,844	23,756	21,127
Interest expense	(40,498)	(10,207)	(1,758)

(Loss) income before income taxes	(108,244)	14,606	275,851
Provision for income taxes	6,183	35,547	76,361

(Loss) income before change in accounting principle	(114,427)	(20,941)	199,490
Cumulative effect of change in accounting principle, net of tax effect	—	8,846	—

Net (loss) income	$(114,427)	$(12,095)	$199,490

Basic net (loss) income per share:
(Loss) income before change in accounting principle	$(0.19)	$(0.04)	$0.35
Cumulative effect of change in accounting principle	—	0.02	—

Basic net (loss) income per share	$(0.19)	$(0.02)	$0.35

Shares used in basic per share computation	590,308	586,152	565,870
Diluted net (loss) income per share:
(Loss) income before change in accounting principle	$(0.19)	$(0.04)	$0.32
Cumulative effect of change in accounting principle	—	0.02	—

Diluted net (loss) income per share	$(0.19)	$(0.02)	$0.32

Shares used in diluted per share computation	590,308	586,152	631,289

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
			Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount					Total
	(In thousands)
Balance at January 29, 2005	555,204	$1,110	$3,335,006	$(78,755)	$(1,807)	$(763,923)	$2,491,631
Common stock options exercised	23,044	46	143,169	—	—	—	143,215
Issuance of common stock under the employee stock purchase plan	1,640	3	19,908	—	—	—	19,911
Issuance of common stock and options in connection with acquisitions and other	2,888	6	45,868	—	—	—	45,874
Issuance of stock options	—	—	84,347	(84,347)	—	—	—
Reversal of deferred stock-based compensation	—	—	(103)	103	—	—	—
Amortization of deferred stock-based compensation	—	—	—	101,012	—	—	101,012
Tax benefit from employee stock transactions	—	—	6,044	—	—	—	6,044
Comprehensive income:
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	48	—	48
Net income	—	—	—	—	—	199,490	199,490
Total comprehensive income							199,538

Balance at January 28, 2006	582,776	1,165	3,634,239	(61,987)	(1,759)	(564,433)	3,007,225
Common stock options exercised	3,719	8	22,414	—	—	—	22,422
Issuance of common stock under the employee stock purchase plan	895	2	13,613	—	—	—	13,615
Issuance of common stock and options in connection with acquisitions	35	—	—	—	—	—	—
Elimination of deferred stock-based compensation in relation to the adoption of SFAS 123R	—	—	(61,987)	61,987	—	—	—
Stock-based compensation	—	—	192,932	—	—	—	192,932
Proceeds from recovery of stock option exercise price modification	—	—	9,609	—	—	—	9,609
Tax benefit from employee stock transactions	—	—	535	—	—	—	535
Impact of change in accounting principle, net of tax effect	—	—	(8,846)	—	—	—	(8,846)
Comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	1,787	—	1,787
Net loss	—	—	—	—	—	(12,095)	(12,095)

Total comprehensive loss							(10,308)

Balance at January 27, 2007	587,425	1,175	3,802,509	—	28	(576,528)	3,227,184
Shares issued pursuant to stock options and awards, net	11,243	22	49,775	—	—	—	49,797
Issuance of common stock under the employee stock purchase plan	1,303	3	17,332	—	—	—	17,335
Stock-based compensation	—	—	230,980	—	—	—	230,980
Tax benefit from employee stock transactions	—	—	63	—	—	—	63
Comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	587	—	587
Net loss	—	—	—	—	—	(114,427)	(114,427)

Total comprehensive loss							(113,840)

Balance at February 2, 2008	599,971	$1,200	$4,100,659	$—	$615	$(690,955)	$3,411,519

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY — (Continued)

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	February 2, 2008	January 27, 2007	January 28, 2006
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(114,427)	$(12,095)	$199,490
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	(8,846)	—
Depreciation and amortization	105,812	77,160	56,760
Stock-based compensation	230,980	192,121	101,012
Amortization and write-off of acquired intangible assets and other	155,734	109,987	91,738
Acquired in-process research and development	—	77,800	4,300
Fair market value adjustment to Intel inventory sold	(109,262)	(37,593)	—
Termination of supply contract	(22,069)	—	—
Interest expense related to supply contract	5,833	—	—
Gain from disposal of assets	(1,822)	—	—
Deferred tax (provision) benefit	(13,783)	(2,224)	5,869
Excess tax benefits from stock-based compensation	(278)	(889)	—
Accelerated vesting on stock options and other	—	—	290
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	(1,763)	(83,100)	(44,210)
Inventories	(202,275)	(15,908)	(60,439)
Prepaid expenses and other assets	108,321	(113,159)	(128,883)
Accounts payable	(8,187)	43,891	66,878
Accrued liabilities and other	10,880	30,375	6,932
Accrued employee compensation	8,852	33,484	23,797
Accrued facilities consolidation charge	—	(571)	(1,517)
Income taxes payable	1,845	30,192	66,445
Deferred income	22,961	16,686	13,835

Net cash provided by operating activities	177,352	337,311	402,297

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(19,987)	(892,867)	(184,032
Purchases of investments	(262,886)	(266,938)	(710,488)
Sales and maturities of investments	230,906	812,831	631,264
Purchases of equity investments and loans advanced	(323)	—	(2,420)
Acquisition related transaction costs	(1,340)	(9,032)	(2,369)
Purchases of property and equipment	(113,462)	(180,696)	(98,500)
Proceeds from sale of asset under construction	5,122	—	—
Purchases of technology licenses	(23,175)	(8,029)	(1,000)

Net cash used in investing activities	(185,145)	(544,731)	(367,545)

Cash flows from financing activities:
Proceeds from the issuance of common stock and received from Section 16 officers	65,903	45,645	163,126
Proceeds from term loan obligations	—	400,000	—
Principal payments on capital lease and term loan obligations	(10,748)	(19,537)	(15,918)
Excess tax benefits from stock-based compensation	278	889	—

Net cash provided by financing activities	55,433	426,997	147,208

Net increase in cash and cash equivalents	47,640	219,577	181,960
Cash and cash equivalents at beginning of period	568,008	348,431	166,471

Cash and cash equivalents at end of period	$615,648	$568,008	$348,431

Supplemental cash flow information:
Cash paid for interest	$41,840	$6,072	$1,755

Cash paid for income taxes, net	$16,878	$7,132	$3,390

Acquisition of property and equipment under capital lease obligations	$—	$15,868	$47,174

Elimination of deferred stock-based compensation due to FAS 123R	$—	$61,987	$—

Common stock issued in connection with acquisition	$—	$—	$45,583

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and its Significant Accounting Policies:

  The Company

        Marvell Technology Group Ltd. (the "Company"), a Bermuda company, is a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. The Company's diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateway, communications controller, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets.

  Basis of Presentation

        The Company's fiscal year is the 52 or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2008 was comprised of 53 weeks while fiscal years 2007 and 2006 were comprised of 52 weeks.

        On February 21, 2006, the Board of Directors approved a 2 for 1 stock split of the Company's common stock, to be effected pursuant to the issuance of additional shares as a stock dividend. The stock split was subject to shareholder approval of an increase in the Company's authorized share capital at the Company's 2006 Annual General Meeting. On June 9, 2006, shareholders at the Company's 2006 Annual General Meeting approved an increase in the authorized share capital by 500.0 million shares of common stock. Stock certificates representing one additional share for each share held were delivered on July 24, 2006 (payment date) to all shareholders of record at the close of business on July 10, 2006 (record date). All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

  Investments

        Investments designated as available-for-sale securities under SFAS No. 115, "Accounting for Investment in Certain Debt and Equity Securities," are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the Consolidated Statements of Operations.

        In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

        The Company also invests in auction rate securities that are typically over collateralized by pools of loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the major independent rating agencies as either AAA or Aaa. See Note 3 for further details on the Company's investments.

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

  Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the limited customer base, located primarily in the Far East, are substantially mitigated by the Company's credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary based upon payment history and the customer's current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay. The Company recorded provisions for allowance for bad debt and doubtful accounts of none, $50,000 and none in fiscal

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, 2007 and 2006, respectively. Net credits transferred to the allowance aggregated to $9,000, $122,000 and none in fiscal 2008, 2007 and 2006, respectively. Net receivables written off against the allowance aggregated none, none and $254,000 and in fiscal 2008, 2007 and 2006, respectively. Net deductions to the allowance for bad debt and doubtful accounts aggregated $1.2 million, none and none in fiscal 2008, 2007 and 2006, respectively. The allowance for bad and doubtful accounts at February 2, 2008, January 27, 2007 and January 28, 2006 was $0.4 million, $2.0 million and $1.5 million, respectively. Refer to the Revenue Recognition policies for additional information on sales returns and allowances.

        The following table sets forth sales to end customers comprising 10% or more of the Company's net revenue for the periods indicated:

	Years Ended
Customer	February 2, 2008	January 27, 2007	January 28, 2006
Western Digital	17%	16%	17%
Toshiba	*	12%	14%
Samsung	*	11%	14%
Fujitsu	*	*	10%

    *
    Less than 10% of net revenue

        The Company's accounts receivable were concentrated with three customers at February 2, 2008 representing 14%, 11%, and 11% of gross accounts receivable, and were concentrated with two customers at January 27, 2007, representing 13% and 12% of gross accounts receivable.

        In fiscal 2008, 2007 and 2006, one distributor accounted for less than 10%, less than 10% and 11% of the Company's net revenue, respectively. This distributor also accounted for 11% of total accounts receivable as of February 2, 2008 and less than 10% of total accounts receivable as of January 27, 2007 and January 28, 2006, respectively. The Company continuously monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company's exposure to credit risk.

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

  Inventory

        Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company has taken provisions to write-down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. If actual future

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

demand for the Company's products is less than currently forecasted, additional inventory provisions may be required. Once a provision is recorded, it is maintained until the product to which it relates to is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100, "Restructuring and Impairment Charges." The Company recorded charges for inventory excess and obsolescence of $62.1 million, $34.7 million and $14.1 million, for fiscal 2008, 2007 and 2006, respectively. The Company also recorded $109.3 million and $6.7 million of fair market value adjustments to Intel inventory sold in fiscal 2008 and 2007, respectively.

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

  Long-Lived Assets and Intangible Assets

        Long-lived assets include equipment, furniture and fixtures, privately held equity investments and intangible assets. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows, which includes revenue, is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

        Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of one to seven years for purchased technology, one to eight years for core technology and four to seven years for customer contracts. See Note 5 for further details regarding impairment of acquisition-related identified intangible assets.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Foreign Currency Transactions

        The functional currency of substantially all of the Company's non-United States operations is the United States dollar. Monetary accounts maintained in currencies other than the United States dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency re-measurement are reported in current operations. The effect of foreign currency re-measurement was not significant in fiscal 2008, 2007 or 2006.

  Reclassifications

        Certain items have been reclassified to be consistent with current presentation.

  Revenue Recognition

        The Company accounts for its revenues under the provisions of Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." Under this provision, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

        Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of the Company's sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return and price protection is deferred until the distributors sell the product to end customers. The Company's sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time it also may request a customer to accept a shipment of product before the original requested delivery date, in which case revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be "reasonably assured" if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company's normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

        The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company recorded charges for sales returns and allowances on product sales of $1,892,000, $441,000 and $150,000 in fiscal 2008, 2007 and 2006, respectively. Amounts written off against the sales return and allowance reserve aggregated none in fiscal 2008, 2007 and 2006, respectively. The sales return and allowance reserve at February 2, 2008, January 27, 2007 and January 28, 2006 was $3.9 million, $2.0 million and $1.6 million, respectively.

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

        In arrangements that include a combination of hardware and software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, the Company follows the guidance in EITF Issue No. 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," accounts for the entire arrangement as a sale of software and software-related items and follows the revenue recognition criteria in SOP No. 97-2, "Software Revenue Recognition," and related interpretations.

        Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed or determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

        The Company accounts for rebates in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products), and, accordingly, records reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in the Company's various rebate agreements.

  Research and Development and Other

        Research and development and other costs consist primarily of $970.8 million, $645.4 million and $360.0 million of research and development costs for fiscal years 2008, 2007 and 2006, respectively, as well as costs related to patent investigation and filings for fiscal years 2008, 2007 and 2006 which were $18.2 million, $12.8 million, and $6.7 million, respectively. Research and development and other costs are expensed as incurred.

  Advertising Expenses

        Advertising costs are expensed as incurred.

  Stock-Based Compensation

        Effective from January 29, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). SFAS 123R requires the measurement and recognition of compensation expense for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on estimated fair values. SFAS 123R supersedes previous accounting guidance under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and amends SFAS No.95, "Statement of Cash Flows." Under SFAS 123R, the benefits of tax deductions in excess of recognized compensation cost has to be reported as a financing cash flow, rather than as an operating cash flow. This may reduce future net cash flows from operations and increase future net financing cash flows. In March 2005, the SEC issued Staff Accounting Bulletin No. 107

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

("SAB 107"), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

  Cumulative Effect of Change in Accounting Principle

        The adoption of SFAS 123R resulted in a cumulative benefit from change in accounting principle of $8.8 million, net of tax as of the year ended January 27, 2007, reflecting the net cumulative impact of estimated forfeitures that were previously not included in the determination of historic stock based compensation expense in periods prior to January 28, 2006.

        Stock-based compensation increased from $192.1 million and $101.0 million in fiscal 2007 and 2006, respectively, to $231.0 million in fiscal 2008. Stock-based compensation of $0.8 million was capitalized in inventory as of February 2, 2008 and January 27, 2007, respectively. There was no stock-based compensation included in inventory as of January 28, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Total stock compensation expense for fiscal 2008, 2007 and 2006 are represented by expense categories in the table below (in thousands):

	Year Ended
	February 2, 2008	January 27, 2007	January 28, 2006
Cost of goods sold	$15,530	$11,339	$6,612
Research and development	152,249	121,481	52,292
Selling and marketing	39,022	30,452	14,762
General and administrative	24,179	28,849	27,346

	$230,980	$192,121	$101,012

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which is consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") prior to the adoption of SFAS 123R. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. In addition, the Black-Scholes model incorporates various highly subjective assumptions including expected term of awards and expected future stock price volatility. Although the Black-Scholes model meets the requirements of SFAS 123R and SAB 107, the fair values generated by the model may not be indicative of the actual fair values of awards as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transferability. The following assumptions were used to calculate the Black-Scholes values for each type of stock instrument:

	Stock Option Plans			ESPP
	Year Ended			Year Ended
	February 2, 2008	January 27, 2007	January 28, 2006	February 2, 2008	January 27, 2007	January 28, 2006
Estimated fair value	$7.21	$12.85	$12.61	$6.06	$3.56	$6.01
Volatility, range	45%	59%	59% - 73%	45%	41%	59% - 73%
Volatility, weighted average	45%	59%	67%	45%	41%	66%
Expected term (in years), weighted average	4.9	4.7	5.2	1.3	1.3	1.3
Risk-free interest rate, range	4.4%	4.7%	3.9% - 4.7%	4.7%	5.0%	3.9%
Dividend yield	—	—	—	—	—	—

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

        Expected volatility under SFAS 123R was developed based on the average of the Company's historical daily stock price volatility, which is consistently developed in the same manner as that in prior years under SFAS 123.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Prior to the adoption of SFAS 123R, the Company provided disclosures required under SFAS 123. The following table illustrates the effect on loss and net loss per share, net of tax effects for fiscal 2006, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock based awards (in thousands, except for per share data):

Year Ended January 28, 2006
Net income:
As reported	$199,490
Adjustments:
Stock-based employee compensation expense included in reported net income, net of tax effect	101,012
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect of zero	(185,391)

Pro forma	$115,111

Basic net income per share:
As reported	$0.35
Pro forma	$0.20
Diluted net income per share:
As reported	$0.32
Pro forma	$0.18

        Prior to the adoption of SFAS 123R, the Company accounted for its stock based compensation plans using the intrinsic value method under the provisions of APB 25 and related guidance, under the accelerated method of amortization. The Company estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which is consistent with that used for pro forma disclosures under SFAS 123. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. Prior to the adoption of SFAS 123R, the Company presented deferred compensation as a separate component of stockholders' equity. In accordance with the provisions of SFAS 123R, on January 29, 2006, unamortized deferred compensation totaling $62.0 million on that date was eliminated with a corresponding reduction in additional paid-in capital.

        In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

  Comprehensive Income (Loss)

        For the years ended February 2, 2008, January 27, 2007 and January 28, 2006, comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities, net of tax. For the years ended February 2, 2008, January 27, 2007 and January 28, 2006, $0.6 million, $1.8 million and $48,000, respectively of net unrealized gains (losses) were reclassified as realized gains

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(losses) and recognized in the accompanying statement of operations upon the sale of the related securities.

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

  Accounting for Income Taxes

        To prepare the Company's consolidated financial statements, the Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that its deferred assets will be recovered from future taxable income and, to the extent that it believes that recovery is not likely, the Company must establish a valuation allowance.

        The Company must also make judgments regarding the realizability of deferred tax assets. The carrying value of the Company's net deferred tax asset is expected to be realized as management has concluded that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets in those jurisdictions where management does not believe the "more likely than not" criteria established by SFAS No. 109, "Accounting for Income Taxes" has been satisfied. The Company's judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company's assumptions and consequently its estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company's effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

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

  Recent Accounting Pronouncements

        In June 2006, the FASB ratified EITF consensus on EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43" ("EITF 06-2"). EITF 06-2

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires companies to accrue the cost of such compensated absences over the required service period. The Company currently accrues the cost of compensated absences for sabbatical programs when the eligible employee complete the requisite service period. The Company is required to apply the provision of EITF 06-2 at the beginning of fiscal 2008. EITF 06-02 allows for adoption through retrospective application to all prior periods or through a cumulative effect adjustment to retained earnings if it is impracticable to determine the period specific effects of the change on prior periods presented. The Company adopted EITF 06-2 in the first quarter of fiscal 2008. The adoption did not have a material impact on the Company's financial position and results of operations.

        In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48-1" ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Effective January 28, 2007, the Company adopted FIN 48. See Note 10 — Income Taxes for further details.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The Company is currently evaluating the impact of SFAS 157 on the Company's consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115" ("SFAS 159") which is effective for fiscal years beginning after November 15, 2007. This statement expands the standards under SFAS No. 157 which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

        In June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for the Company for fiscal years beginning February 3, 2008. The adoption of these provisions is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and any estimate, contingent consideration measured at their

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R may have on its financial position and results of operations.

        In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS 160"). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will assess the impact that SFAS 160 may have on its financial position and results of operations.

        In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for the Company beginning in the first quarter of fiscal year 2009.

Note 2 — Business Combinations:

Fiscal 2008

        During fiscal 2008, the Company completed the acquisition of two unrelated private companies. One of the companies was acquired for $9.7 million and designed and developed software for optical storage applications. The second company was acquired for $13.4 million and provided IP Multimedia Subsystem middleware and applications for multi-mode cellular mobile devices. Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of the completion of the respective acquisitions. The Company recorded acquired net tangible assets of $4.1 million, a deferred tax asset of $0.9 million, a deferred tax liability of $3.8 million, amortizable intangible assets of $9.2 million and goodwill of $12.7 million. The intangible assets are being amortized over their useful lives ranging from one to seven years.

Fiscal 2007

        The Company acquired the semiconductor division of UTStarcom, Inc ("UTStarcom Business"), the printer semiconductor division of Avago Technologies Limited ("Avago Business"), Intel's communications

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and applications business ("ICAP Business") and assets of two other businesses from unrelated parties during fiscal 2007.

ICAP Business

        The Company acquired the ICAP Business from Intel on November 8, 2006. The ICAP Business designs, manufactures, and markets applications and communications processors for cellular phones, personal digital assistants, and other personal devices. The primary purpose and benefits of the acquisition were to permit the Company's entry into the wireless handheld device market, leverage its portfolio of complementary technology and obtain important wireless systems level knowledge. These factors contributed to a purchase price that was in excess of the fair value of the ICAP Business net tangible and intangible assets acquired. The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

        The purchase price of the acquisition was $605.6 million, determined as follows (in thousands):

Cash	$600,000
Transaction costs	5,644

Total purchase price	$605,644

        Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of completion of the acquisition as follows (in thousands):

Prepaid expenses	$3,847
Fixed assets	45,076
Deferred tax asset	4,550
Other assets	4,864
Severance pay fund	13,301
Long-term deferred tax asset	813
Accrued liabilities	(6,342)
Accrued compensation	(12,236)
Accrued supply agreement	(200,662)
Long-term liabilities	(14,831)

(161,620)
Amortizable intangible assets:
Existing technology	190,700
Core technology	136,300
Customer relationships	59,900
In-process research and development	77,800
Goodwill	302,564

Total purchase price allocation	$605,644

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        Of the total purchase price, $77.8 million was allocated to in-process research and development ("IPRD") based upon the fair values of assets acquired and was charged to expense in the fourth quarter of fiscal 2007. The ICAP Business was developing new products that had not reached technological feasibility and which had no alternative use and therefore were immediately written-off. The projects in process consisted of the development of new features and functionalities for sophisticated processors necessary to address customer needs, drive market acceptance and fuel the overall revenue growth profile of the acquired products. The values assigned to IPRD were determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product's development and success as well as the product's stage of completion. Discount rates ranging from 24.0% to 27.0% were used for IPRD. At the time of the acquisition, there were three significant projects in progress that were approximately 56.0% complete with aggregate costs to complete of $31.0 million. The projects were completed during fiscal 2008.

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

        In conjunction with the acquisition of the ICAP Business, the Company entered into a supply agreement with Intel. The supply agreement obligated the Company to purchase certain finished product and sorted wafers at a contracted price from Intel for a contracted period of time. The contracted purchase period differed between finished products and sorted wafers. Intel's pricing to the Company was greater than comparable prices available to the Company in the market in almost all cases. Accordingly, the Company recorded a liability upon the signing of the contract representing the difference between Intel prices and comparable market prices for those products for which the Company had a contractual obligation.

        The Company reduced its inventory carrying value as product was purchased. Since the Company was obligated to purchase finished products and sorted wafers at prices above which a market participant could obtain from independent foundries and assembly/test subcontractors, the Company recorded inventory on hand at fair value with the difference between actual purchase price and fair values reducing the supply agreement liability. The Company also imputed and recorded interest expense on the supply agreement since the supply agreement liability was incurred over multiple quarters into the future and thus the liability was initially recorded at net present value. See Note 4 for changes in the supply contract liability and Note 12 for the contractual commitments of the supply agreement.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company has met the contractual obligations under the original supply agreement and can purchase products from its own foundries and subcontractors or continue to use Intel until the products have transitioned to the Company's foundries and subcontractors. Although the Company has transitioned certain products to its fabrication partners, the Company anticipates that it will continue to source certain legacy application processor cellular and handset inventory from Intel. In the fourth quarter of fiscal 2008, the Company amended the supply agreement. Under terms of the amendment, the Company has committed to purchase a minimum amount of wafers through December 2008.

        The results of operations of the UTStarcom Business, the Avago Business and the ICAP Business have been included in the Company's consolidated statements of operations since their respective acquisition dates. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of these businesses occurred at the beginning of the periods presented (in thousands, except for per share amounts):

	Year Ended
	January 27, 2007	January 28, 2006
Net revenue	$2,610,079	$2,195,926
Net loss	$(475,150)	$(413,331)
Basic net loss per share	$(0.81)	$(0.73)
Diluted net loss per share	$(0.81)	$(0.73)

Avago Business

        The Company acquired the Avago Business on May 1, 2006. The Avago Business focuses on the design and development of system-on-chip and system level solutions for both inkjet and laser jet printer systems. The primary purpose and benefits of the acquisition were to permit the Company's entry into the printer market, leverage its portfolio of complementary technology, obtain important printer systems level knowledge and strengthen the Company's relationship with the only customer of the products. These factors contributed to a purchase price that was in excess of the fair value of the Avago Business net tangible and intangible assets acquired. The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

        Under the terms of the agreement, the Company paid $249.6 million in cash and an additional $35.0 million in cash for the contingent consideration. The purchase price of the acquisition, including the contingent consideration recorded of $35.0 million, was $288.0 million and was determined as follows (in thousands):

Cash	$284,591
Transaction costs	3,388

Total estimated purchase price	$287,979

        In the third quarter of fiscal 2007, the Company recorded additional purchase consideration with a corresponding increase in goodwill of $10.0 million based on the achievement of certain levels of revenue of the past year. Additionally, in the third quarter of fiscal 2007, the Company recorded an adjustment of $1.9 million relating to inventory acquired at the acquisition date, resulting in a corresponding reduction in goodwill. In the first quarter of fiscal 2008, the Company recorded an adjustment of $1.3 million relating to a reduction of an accrued liability recorded in the original purchase accounting resulting in a corresponding decrease in goodwill. In the third quarter of fiscal 2008, the Company recorded the final

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase consideration with a corresponding increase in goodwill of $25.0 million based on the achievement of a certain level of revenue for the one year period ending October 2007.

        Under the purchase method of accounting, the total purchase price (including the contingent consideration recorded of $35.0 million) was allocated to net tangible and intangible assets based on their fair values as of the date of completion of the acquisition, as adjusted, as follows (in thousands):

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

UTStarcom Business

        The Company acquired the UTStarcom Business on February 16, 2006. The UTStarcom Business focuses on the design and development of personal handyphone systems (PHS) and next generation cellular communications technology. The primary reasons for the acquisition of the semiconductor division of UTStarcom were to strengthen and augment its software engineering workforce and enhance its technological capabilities for emerging cellular strategies, obtain an established product being utilized in wireless communications technology, reduce the time required to develop new products and bring them to market for next generation cellular technology and to complement the Company's existing wireless offerings. These factors contributed to a purchase price that was in excess of the fair value of the UTStarcom Business net tangible and intangible assets acquired. The Company recorded goodwill, which is not deductible for tax purposes, in connection with this transaction.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Under the terms of the agreement, the Company paid $24.0 million in cash and an additional $16.0 million based on the achievement of certain defined milestones. The purchase price of the acquisition was $40.8 million, including the contingent consideration recorded of $16.0 million, and was determined as follows (in thousands):

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other acquisitions

Fiscal 2007

        During fiscal 2007, the Company completed the acquisition of the assets of two other businesses from unrelated parties with purchase prices totaling $16.7 million. Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of the completion of the respective acquisitions. The Company recorded acquired net tangible assets of $0.4 million, deferred tax liability of $3.0 million, amortizable intangible assets of $10.1 million and goodwill of $11.2 million. The intangible assets are being amortized over their useful lives ranging from one to eight years.

Fiscal 2006

        The Company acquired the hard disk and tape drive controller semiconductor business of QLogic Corporation ("QLogic Business") during fiscal 2006.

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

        Under terms of the agreement, the Company issued a combination of $184.0 million in cash and 1,960,998 shares of its common stock valued at $45.6 million for total consideration of $229.6 million. The agreement also provided for $12.0 million of the consideration to be placed in escrow for up to one year from the closing date to secure QLogic's obligations under certain representation and warranty provisions. The escrow was released for the full amount in November 2006.

        The purchase price of the QLogic Business of $232.5 million was determined as follows (in thousands):

Cash	$184,032
Value of common stock issued	45,583
Transaction costs	2,920

Total purchase price	$232,535

        The value of the 1,960,998 shares of the Company's common stock issued was determined based on the average price of the Company's common stock over a 5-day period including the two days before and after August 29, 2005 (the announcement date), or $23.25 per share.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Under the purchase method of accounting, the total purchase price was allocated to the QLogic Business' net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition as follows (in thousands):

Net tangible assets acquired	$25,073
Amortizable intangible assets:
Existing technology	42,700
Core technology	26,400
Customer relationships	54,200
In-process technology	4,300
Goodwill	79,862

Total purchase price allocation	$232,535

        The Company acquired tangible assets of approximately $25.1 million consisting of inventory and fixed assets, net of assumed liabilities and was recorded at its estimated fair value. The amortizable intangible assets of $123.3 million were determined based on valuation techniques such as discounted cash flows and weighted average cost of capital methods used in the high technology industry using assumptions and estimates from management. The amortizable intangible assets will be amortized over useful lives ranging from one to four years. Existing technology comprised products that have reached technological feasibility and includes the fibre channel hard disk controller ("HDC"), Small Computer System Interface ("SCSI") HDC and the tape drive products of the hard disk and tape drive controller business of QLogic. The core technology represents technology that is embedded in the existing technology that was separately valued. Customer relationships represent future projected revenues that are derived from sales of future versions of existing products that will be sold to existing customers.

        Of the total purchase price, $4.3 million was allocated to in-process research and development ("IPRD") based upon the fair values of assets acquired and was charged to expense in the fourth quarter of fiscal 2006. The QLogic Business was developing new products that had not reached technological feasibility and which had no alternative use and therefore was immediately written-off. The projects in process consisted of a product based on a combined SCSI HDC and fibre channel HDC that would help customers transition from a SCSI market. The values assigned to IPRD were determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product's development and success as well as the product's stage of completion. A discount rate of 21.0% was used for IPRD. At the time of the acquisition, the project was approximately 25.0% complete with aggregate costs to complete of $2.7 million. The project was completed in fiscal 2007. The Company has not provided a deferred tax liability on $73.4 million of purchased intangibles during the year as the intangibles are recorded in Bermuda at a zero tax rate.

        The weighted average useful lives of acquired intangibles from the QLogic Business are 1.2 years for existing technology, 3.0 years for core technology and 4.0 years for customer relationships.

        The results of operations of the QLogic Business have been included in the Company's consolidated statements of operations since the completion of the acquisition on November 4, 2005. The following unaudited pro forma information presents a summary of the results of operations of the Company

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assuming the acquisition of the QLogic Business occurred at the beginning of the period presented (in thousands, except for per share amounts):

Year Ended January 28, 2006
Net revenue	$1,751,758
Net income	$236,458
Basic net income per share	$0.42
Diluted net income per share	$0.37

Note 3 — Available-for-Sale Securities:

        The following tables summarize the Company's available-for-sale securities (in thousands):

	As of February 2, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Federal, State, county and municipal debt securities	$15,231	$23	$—	$15,254

Total short-term investments	$15,231	$23	$—	$15,254

Long-term investments:
Auction rate securities	$45,628	$—	$—	$45,628

Total long-term investments	$45,628	$—	$—	$45,628

Total available-for-sale securities	$60,859	$23	$—	$60,882

	As of January 27, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$3,547	$—	$(56)	$3,491
U.S. Federal, State, county and municipal debt securities	25,300	—	(419)	24,881

Total available-for-sale securities	$28,847	$—	$(475)	$28,372

        Auction rate securities are investments with contractual maturities generally between 20 to 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.

        As of February 2, 2008, the Company's investment portfolio included $45.6 million of auction rate securities, which are primarily backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, insured and guaranteed by the United States Federal Department of Education. In addition, all auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Most of these auction rate securities were scheduled to reset subsequent to February 2, 2008. As of February 29, 2008, $23.0 million of the Company's auction rate securities have failed auctions, and the Company anticipates that the remaining auction rate securities may continue to fail in the short-term due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the near term, the Company will not be able to access these funds associated with the failed auctions until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. As a result, the Company has classified $45.6 million of the auction rate securities as long-term investments as of February 2, 2008. This amount represents the entire balance of the auction rate securities as of February 2, 2008 and had not been sold by the Company subsequent to the end of fiscal 2008. The Company believes that it has the ability to hold these securities for longer than a period of twelve months.

        The Company determined that no other-than-temporary impairment losses existed as of February 2, 2008 as all holdings had successful auctions in the periods leading up to that date. However, if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, the Company may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods.

        The Company is evaluating the impact of these failed auctions on the fair value of these securities. If the Company determines that the fair value of these auction rate securities is temporarily impaired, the Company would record a temporary impairment, within other comprehensive loss, a component of shareholders' equity, in the period such temporary decline in fair value is determined. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined.

        The contractual maturities of available-for-sale debt securities at February 2, 2008 and January 27, 2007 are presented in the following table (in thousands):

	February 2, 2008		January 27, 2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,231	$15,254	$8,581	$8,499
Due between one and five years	—	—	20,266	19,873
Due over five years	45,628	45,628	—	—

	$60,859	$60,882	$28,847	$28,372

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following tables summarize the investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	February 2, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Gain	Fair Value	Unrealized Gain	Fair Value	Unrealized Gain
U.S. Federal, State, county and municipal debt securities	$—	$—	$15,254	$23	$15,254	$23
Auction rate securities	—	—	45,628	—	45,628	—

Total securities	$—	$—	$60,882	$23	$60,882	$23

	January 27, 2007
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$3,491	$(56)	$3,491	$(56)
U.S. Federal, State, county and municipal debt securities	—	—	24,881	(419)	24,881	(419)

Total securities	$—	$—	$28,372	$(475)	$28,372	$(475)

Note 4 — Supplemental Financial Information (in thousands):

  Inventories

	February 2, 2008	January 27, 2007
Work-in-process	$270,449	$97,529
Finished goods	149,045	149,874

	$419,494	$247,403

  Prepaid expenses and other current assets

	February 2, 2008	January 27, 2007
Prepayments for foundry capacity	$23,200	$40,340
Prepayments for wafers (see Note 12)	13,938	29,973
Receivable from foundry	10,240	19,336
Other	58,431	80,474

	$105,809	$170,123

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Property and equipment, net

	February 2, 2008	January 27, 2007
Machinery and equipment	$315,797	$269,586
Computer software	72,736	131,869
Furniture and fixtures	22,303	20,551
Leasehold improvements	33,659	12,283
Buildings	105,091	81,274
Building improvements	44,340	36,098
Land	61,096	51,500
Construction in progress	32,287	78,579

	687,309	681,740
Less: Accumulated depreciation and amortization	(271,068)	(240,797)

	$416,241	$440,943

        Property and equipment included $9.1 million and $54.4 million of assets acquired under capital lease at February 2, 2008 and January 27, 2007, respectively. Accumulated depreciation related to these assets was $3.2 million and $25.6 million at February 2, 2008 and January 27, 2007, respectively.

  Other noncurrent assets

	February 2, 2008	January 27, 2007
Long-term prepayments for foundry capacity	$22,800	$46,000
Equity investments in private companies	7,058	11,679
Severance fund	50,235	32,161
Technology licenses	25,209	26,680
Deferred tax assets, non-current	22,975	18,332
Other	28,830	45,507

	$157,107	$180,359

  Accrued liabilities

	February 2, 2008	January 27, 2007
Supply agreement liability (see below)	$—	$174,724
Term loan obligations, current portion	4,000	4,000
Accrued royalties	8,859	7,791
Accrued rebates	22,756	8,877
Accrued legal and professional services	9,380	16,382
Accrued contingent consideration (see Note 12)	27,000	10,000
Other	50,966	47,075

	$122,961	$268,849

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table presents the changes in the supply agreement liability (in thousands):

	Year Ended
	February 2, 2008	January 27, 2007
Supply agreement liability (included in accrued liabilities):
Beginning balance	$174,724	$219,000
Fair market value adjustment to Intel inventory sold	(109,262)	(37,593)
Net fair market value adjustment to Intel inventory	(30,888)	(6,683)
Adjustment to goodwill arising from cancellation of purchase obligations	(18,338)	—
Adjustment to other income for unused portion	(22,069)	—
Interest expense	5,833	—

Ending balance	$—	$174,724

        During the fourth quarter of fiscal 2008, the Company amended the supply agreement with Intel (see Note 2). The Company recorded an adjustment of $18.3 million to the supply agreement liability and goodwill as a reduction to reflect the proper characterization of the supply agreement. Additionally, a one-time benefit was credited to other income to reflect the release of unused amounts arising from differences between the original estimate and actual product mix and yields of $22.1 million. As of February 2, 2008, $36.7 million in credits have been adjusted against inventory to reflect fair market value and $0.8 million has been adjusted to deferred cost of goods sold. This amount will be recognized in cost of goods sold as and when the related inventory is depleted in future periods.

  Other long-term liabilities

	February 2, 2008	January 27, 2007
Accrued severance	$49,819	$34,326
Long-term facilities consolidation charge	1,326	2,447
Other	1,187	23,934

	$52,332	$60,707

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Net (loss) income per share

        The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Year Ended
	February 2, 2008	January 27, 2007	January 28, 2006
Numerator:
(Loss) income before change in accounting principle	$(114,427)	$(20,941)	$199,490

Net (loss) income	$(114,427)	$(12,095)	$199,490

Denominator:
Weighted average shares of common stock outstanding	590,308	586,152	565,870
Less: unvested common shares subject to repurchase	—	—	—

Weighted average shares — basic	590,308	586,152	565,870
Effect of dilutive securities —
Warrants	—	—	1,677
Contingently issuable shares	—	—	341
Common stock options, restricted stock units and other	—	—	63,401

Weighted average shares — diluted	590,308	586,152	631,289

(Loss) income before change in accounting principle
Basic	$(0.19)	$(0.04)	$0.35
Diluted	$(0.19)	$(0.04)	$0.32
Net (loss) income per share
Basic	$(0.19)	$(0.02)	$0.35
Diluted	$(0.19)	$(0.02)	$0.32

        The anti-dilutive effects of warrants, common stock options, restricted stock and other securities totaling 38,745,678 shares were excluded from diluted net loss per share for fiscal 2008.

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

Note 5 — Goodwill and Acquired Intangible Assets:

        The Company performs an annual impairment review during the fourth quarter of each year or more frequently if indicators of impairment exist. The Company performed its annual assessment of goodwill in fiscal 2008 and 2007, and concluded that there were no impairments.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The carrying amounts of intangible assets are as follows (in thousands):

	February 2, 2008			January 27, 2007
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$708,398	$(538,765)	$169,633	$703,398	$(462,403)	$240,995
Core technology	212,650	(62,758)	149,892	209,700	(23,508)	186,192
Trade name	350	(130)	220	100	(100)	—
Customer contracts	183,300	(70,029)	113,271	183,000	(30,318)	152,682
Supply contract	900	(642)	258	900	(211)	689
Non competition	700	(165)	535	—	—	—

Total intangible assets	$1,106,298	$(672,489)	$433,809	$1,097,098	$(516,540)	$580,558

        The increase in goodwill during fiscal 2008 was due primarily to $25.0 million of goodwill for contingent consideration recorded from the acquisition of the Avago Business (see Note 2), $2.0 million of goodwill for contingent consideration from the acquisition of a private company in fiscal 2007 and $12.7 million of goodwill from the acquisition of two private companies in fiscal 2008. The reduction in existing goodwill in fiscal 2008 was due to an $18.3 million decrease to reflect the proper characterization of the supply agreement. Additional reductions to goodwill in fiscal 2008 resulted from the recognition of the benefits of pre-acquisition income tax net operating losses of former subsidiaries from acquisitions.

        In the fourth quarter of fiscal 2008, the Company performed the annual impairment analysis of goodwill. Also, the Company assessed the recoverability of the acquisition-related intangible assets by determining whether the carrying value could be recovered through their respective estimated undiscounted future net cash flows. The Company determined that certain of the acquisition-related intangibles associated with the acquisition of the UTStarcom business and the Intel communication and applications processor business were impaired primarily due to the revised lower revenue forecasts associated with products incorporating such purchased intangibles. The Company measured the amount of the impairment by calculating the amount by which the value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. The Company determined the fair value of the acquisition-related intangible assets based on the most current financial forecast available. The discount rate used to discount net cash flows to their present values was 12% which was determined after consideration of the Company's estimated weighted average cost of capital. The amount of the purchased intangibles written-off in the fourth quarter of fiscal 2008 due to impairment was $7.2 million.

        Purchased technology is amortized on a straight-line basis over their estimated useful lives of one to six years. Core technology is amortized on a straight-line basis over its estimated useful lives of one to eight years. Trade name is amortized on a straight-line basis over its estimated useful life of one to five years. Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to seven years. The supply contract in connection with the UTStarcom acquisition is amortized on a straight-line basis over its estimated useful life of four years. Non-competition is amortized on a straight-line basis over three years. The aggregate accumulated amortization of identified intangible assets was $148.7 million in fiscal 2008. Amortization expense is expected to be $137.9 million in fiscal 2009, $113.5 million in fiscal 2010, $83.3 million in fiscal 2011, $41.7 million in fiscal 2012, $35.0 million in fiscal 2013, $21.9 million in fiscal 2014 and $0.6 million for fiscal 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Restructuring:

        During the fourth quarter of fiscal 2008 the Company implemented a restructuring plan which included reductions in workforce in all functions of the organization worldwide in order to reduce the Company's cost structure. A restructuring charge of $7.9 million was recorded all of which related to severance and benefits to 438 terminated employees. All expenses associated with the Company's restructuring plans are included in "Restructuring" in the Condensed Consolidated Statements of Operations.

        The following table sets forth an analysis of the components of the restructuring charges and the payments made through February 2, 2008 (in thousands):

	Beginning Balance	Charges	Payments	Adjustments	Ending Balance
Severance and related charges	$—	$7,856	$7,039	$—	$817

        The Company anticipates that the restructuring reserve balance of $0.8 million will be paid out in cash in the first quarter of fiscal 2009.

Note 7 — Facilities Consolidation Charge:

        During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities ("2003 facilities consolidation") of which $6.0 million related to non-cash charges. As of February 2, 2008, cash payments of $11.6 million, net of sublease income, had been made in connection with these charges. Approximately $1.9 million is accrued for the facilities consolidation charge as of February 2, 2008, of which $0.6 million represents the current portion and is included in accrued liabilities. The long-term portion totaling $1.3 million is payable through 2010, and is included in other long-term liabilities.

        Activities of accrued losses related to the 2003 facilities consolidation during fiscal 2008, 2007 and 2006 were as follows (in thousands):

	Year Ended
	February 2, 2008	January 27, 2007	January 28, 2006
Beginning balance	$2,920	$3,578	$5,053
Net cash payments	(1,006)	(658)	(1,475)
Non-cash charges	—	—	—

Ending balance	$1,914	$2,920	$3,578

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intel. Debt issuance costs of approximately $5.7 million are being amortized to interest expense over the term of the loan through November 9, 2009.

        Amounts borrowed under the credit agreement bear interest at the higher of the lender's prime rate or 0.5% per annum above the Federal Funds Effective Rate, as defined in the agreement, plus a 1% margin. In the case of Eurodollar loans, amounts borrowed bear interest at a rate equal to the Adjusted LIBOR plus a 2% margin. Such margins are subject to reductions or increases depending on the Company's credit rating. The Company pays interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December. The interest rate as of February 2, 2008 was 7.33%.

        The credit agreement contains customary covenants including financial covenants with which the Company was in compliance as of February 2, 2008. The Company may repay the term loans in part or in full at any time without premium or penalty. The Company must also prepay the term loans depending on certain specified events. Certain of the Company's subsidiaries have guaranteed the obligations under the credit agreement. In connection with the credit agreement, the Company and three of its subsidiaries entered into pledge agreements with the lender to which each such entity has granted the lender a security interest in the equity interests held by such entity in certain affiliates. In May 2007, in accordance with the credit agreement, the Company entered into additional security agreements with six subsidiaries of the Company, which included a security interest on the property on which the Company's U.S. headquarters is located. The additional security agreements were required as the Company had not received a credit rating by an agreed upon date.

        Of the contractual obligations under term-loan arrangements totaling $394.8 million as of February 2, 2008, $4.0 million is repayable in fiscal 2009 and $390.8 million in fiscal 2010.

Note 9 — Shareholders' Equity:

  Common and Preferred Stock

        As of February 2, 2008, the Company is authorized to issue 992,000,000 shares of $0.002 par value common stock and 8,000,000 shares of $0.002 par value preferred stock. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of February 2, 2008 and January 27, 2007, no shares of preferred stock were outstanding.

  1995 Stock Option Plan

        In April 1995, the Company adopted the 1995 Stock Option Plan (the "Option Plan"). The Option Plan, as amended, had 353,671,071 shares of common stock reserved for issuance thereunder as of February 2, 2008. The Option Plan allows for an annual increase in shares reserved for issuance on the first day of each fiscal year equal to the lesser of (i) 40,000,000 shares, (ii) 5.0% of the outstanding shares of capital stock on such date, or (iii) an amount of shares determined by the Board of Directors. The Option Plan allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining forty-eight months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting.

        In addition, the Company can also grant stock awards, which may be subjected to vesting. Further, the Company can grant stock unit awards. Stock unit awards are denominated in shares of stock, but may be settled in cash or tradable shares of the Company's common stock upon vesting, as determined by the Company at the time of grant.

  1997 Directors' Stock Option Plan

        In August 1997, the Company adopted the 1997 Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, an outside director was granted 30,000 options upon appointment to the Board of Directors. These options vested 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director was also granted 6,000 options on the date of each annual meeting of the shareholders. These options vested one-twelfth per month over twelve months after the fourth anniversary of the vesting commencement date. Options granted under the Directors' Plan may be exercised prior to vesting. The Directors' Plan was terminated in October 2007.

  2007 Directors' Stock Incentive Plan

        In October 2007, the Company adopted the 2007 Directors' Stock Incentive Plan (the "2007 Directors' Plan"). Under the 2007 Directors' Plan, an outside director is granted options of 50,000 common shares upon appointment to the Board of Directors. These options vest 1/3rd on the one year anniversary of the date of grant and 1/3rd of the shares on each anniversary thereafter. An outside director who has served on the board of directors for the prior six months is also granted options of 12,000 common shares on the date of each annual meeting of the shareholders. These options vest 100% on the one year anniversary of the date of grant.

  2000 Employee Stock Purchase Plan

        In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan had 41,871,612 shares of common stock reserved for issuance thereunder as of February 2, 2008. The Purchase Plan allows for an annual increase in shares reserved for issuance on January 1 of each year equal to the lesser of (i) 4,000,000 shares or (ii) 1.5% of the outstanding shares of capital stock on such date. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant's entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. Effective on May 30, 2007, offering and purchase periods begin on December 8 and June 8 of each year. During fiscal 2008, a total of 1,303,155 shares were issued under the Purchase Plan at a weighted-average price of $13.30. During fiscal 2007, a total of 895,170 shares were issued under the Purchase Plan at a weighted-average price of $15.21. During fiscal 2006, a total of 1,639,694 shares were issued under the Purchase Plan at a weighted-average price of $12.14. At February 2, 2008, 29,294,745 shares were available for future issuance under the Purchase Plan.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Warrants

        In connection with an acquisition in June 2003, the Company issued 2,172,732 warrants to purchase shares of common stock at an exercise price of $4.61 per share. The warrants have a five-year life from the date of issuance. The warrant value was included in the purchase accounting of the acquisition. As of February 2, 2008, approximately 66,144 warrants had been exercised for a net issuance of 49,998 shares of common stock. As of February 2, 2008, 2,106,588 warrants were outstanding.

  Combined Option Plan and Stock Award Activity

        The following table summarizes the activity under the Option Plan, the Directors' Plan, the 2007 Directors' Plan and other stock based arrangements (in thousands, except for prices):

	Shares Available	Options Outstanding	Weighted Average Exercise Price of Options	Restricted Stock Outstanding
Balance at January 29, 2005	55,020	100,464	$6.83	—
Additional shares authorized	27,760	—	—	—
Granted	(19,832)	19,832	$21.00	—
Canceled/Forfeited	2,922	(3,008)	$9.32	—
Expired	—	—	—	—
Exercised or issued	—	(23,044)	$6.22	—

Balance at January 28, 2006	65,870	94,244	$9.88	—
Additional shares authorized	29,139	—	—	—
Granted	(32,836)	32,836	$24.13	2,580
Canceled/Forfeited	4,655	(4,706)	$15.71	(12)
Expired	29	(29)	$22.40	—
Exercised or issued	—	(3,718)	$6.03	—

Balance at January 27, 2007	66,857	118,627	$13.72	2,568
Additional shares authorized	29,381	—	—	—
Granted	(12,577)	12,577	$16.21	3,611
Canceled/Forfeited	13,841	(13,841)	$17.39	(463)
Expired	51	(51)	$0.12	—
Exercised or issued	—	(8,154)	$6.83	(3,692)

Balance at February 2, 2008	97,553	109,158	$14.64	2,024

Vested and expected to vest at February 2, 2008		102,927	$14.22	1,855
Exercisable at February 2, 2008		63,712	$10.29	—

        Included in the preceding table are 1,483,800 shares of option granted to certain officers at exercise prices of $24.80 and $14.01 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2010.

        The Company has granted performance based options to executives contingent upon achieving pro forma earnings per share targets (EPS). Pro forma EPS will be calculated by adjusting diluted net income per share under generally accepted accounting principles (GAAP EPS) for the impact of (i) non-cash stock-based compensation charges by adding to GAAP EPS non-cash stock-based compensation expense recognized under SFAS 123R, and (ii) non-cash charges associated with purchase accounting, including

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase accounting adjustments for inventory and other write-off related expenses by adding to GAAP EPS amortization and write-off of acquired intangible assets and other and acquired in-process research and development. Share options were granted at the fair market value on the date of grant and fully vest upon achievement of these earnings per share targets within a four-year period. The contractual lives of the options are 10 years from the date of grant. The fair value of the each performance option grant that is expected to vest under these conditions was estimated on the date of grant using the same option valuation model for options granted under the Company's Option Plan. If such goals are not met, no compensation expense is recognized and any recognized compensation expense is reversed.

        The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at February 2, 2008 was $280.7 million and 6.3 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at February 2, 2008 was $275.9 million and 5.1 years, respectively. The aggregate intrinsic value is calculated based on the Company's closing stock price for all in-the-money options as of February 2, 2008.

        The aggregate intrinsic value and weighted average remaining contractual term of restricted stock vested and expected to vest as of February 2, 2008 was $23.7 million and 1.1 years, respectively.

        Included in the following table is activity related to the nonvested portion of the stock-based arrangement as follows (in thousands, except for prices):

	Nonvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 27, 2007	2,708	$20.10
Granted	3,611	$12.10
Vested	(3,745)	$14.33
Canceled/Forfeited	(463)	$19.05

Balance at February 2, 2008	2,111	$16.89

        As of February 2, 2008, compensation costs related to nonvested awards not yet recognized amounted to $497.0 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.4 years and 1.8 years, respectively. Historically, the Company issued new shares to satisfy option exercises.

        The total intrinsic value of stock options exercised during fiscal 2008, 2007 and 2006 was $71.1 million, $76.1 million and $432.0 million, respectively. 3,744,722 shares of vested restricted stock were released during fiscal 2008. There were no releases of vested restricted stock during fiscal 2007 and 2006.

        The Company also issued restricted stock awards of 140,000 at a weighted average grant date fair value of $32.21. At February 2, 2008, 86,668 nonvested awards remained outstanding. Based on the closing price of the Company's stock of $12.76, on February 2, 2008, the total pretax intrinsic value of all outstanding restricted stock was $1.1 million.

        In December 2006, the options granted to five officers and directors of the Company were reformed to reflect higher exercise prices. There was no incremental compensation cost resulting from the modification.

        Under applicable securities laws, the Company suspended all stock option exercise transactions under its Stock Option Plan effective on the close of business on September 7, 2006. On September 8, 2006,

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management communicated the trading suspension, which lasted until July 13, 2007 when the Company filed all its delinquent SEC reports, to all option holders. As a result, the exercisability of all outstanding options, including vested awards held by certain separated employees, was modified. The Company recorded incremental compensation costs of $8.7 million representing the excess of the fair value of the modified award over the fair value of the original award immediately before filing of the Company's delinquent SEC reports, on affected awards in the second quarter of fiscal 2008.

        In connection with the remediation steps from the recommendations of the Board's Special Committee Regarding Deriviative Litigation upon completion of the review of the Company's past stock option practices during the second quarter of fiscal 2008, the Company's Chief Executive Officer, Dr. Sehat Sutardja agreed to reduce the number of shares received in his December 26, 2003 option grant by 2,000,000 shares, which is the amount of underlying shares mistakenly awarded by the Executive Compensation Committee in excess of that authorized under the applicable stock option plan. Dr. Sutardja continued employment with the Company as Chief Executive Officer. Additionally, the outstanding options of the Company's former Chief Operating Officer, Weili Dai that were unvested as of May 6, 2007 have been cancelled and the exercisability of already vested options have been limited, notwithstanding her continued employment. The cancellations of grants were not accompanied by concurrent replacement grants or other valuable consideration. As a result, the cancellations were considered a repurchase with no consideration and in accordance with SFAS 123R, the Company recorded stock compensation expense of $8.4 million in the second quarter of fiscal 2008 for the remaining unrecognized compensation cost as of the date of the cancellation of the awards.

        In November 2007, the Company filed a tender offer to correct the misdated stock options. The tender offer permitted the Company to give employees the opportunity to correct the §409A United States tax issues with the stock options and therefore exercise stock options without incurring a penalty tax. The tender offer amended certain outstanding options and provided restrictive stock unit grants and/or cash payments as set forth under the Offer to Amend the Exercise Price of Certain Options to employees with misdated options. In the fourth quarter of fiscal 2008, the tender offer was completed and stock compensation expense was recorded in connection with the granting of restricted stock to compensate employees for the increase in the exercise price in correcting the misdated options.

        As a result of the Company's acquisitions, the Company assumed stock options previously granted by the acquired companies. As of February 2, 2008, a total of 2,136,004 shares of common stock were reserved for issuance upon exercise of outstanding options assumed from the acquisitions. The related options are included in the preceding tables. The options vest over four to five years and have eight to ten year terms.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes:

        The provision for income taxes consists of the following (in thousands):

	Year Ended
	February 2, 2008	January 27, 2007	January 28, 2006
Current income tax expense:
Federal	$9,832	$13,858	$22,795
State	321	375	1,233
Foreign	9,813	23,538	46,464

Total current income tax expense	19,966	37,771	70,492

Deferred income tax expense (benefit):
Federal	(2,135)	(6,976)	5,410
State	(758)	(1,559)	1,348
Foreign	(10,890)	6,311	(889)

Total deferred income tax expense (benefit)	(13,783)	(2,224)	5,869

Total provision for income taxes	$6,183	$35,547	$76,361

        Deferred tax assets (liabilities) consist of the following (in thousands):

	February 2, 2008	January 27, 2007
Deferred tax assets:
Federal and California research and other tax credits	$92,665	$51,170
Reserves and accruals	32,083	18,448
Stock compensation	4,173	3,483
Net operating losses	11,956	7,597

Gross deferred tax assets	140,877	80,698
Valuation allowance	(96,977)	(56,135)

Total deferred tax assets	43,900	24,563
Total deferred tax liabilities	(5,410)	(385)

Net deferred tax assets	$38,490	$24,178

        The non-current portion of the Deferred Tax Assets as of February 2, 2008 and January 27, 2007 was $23.0 million and $18.3 million respectively, and are included with the Other Noncurrent Assets.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        As of January 27, 2007, with the adoption of SFAS No. 123(R), the Company has derecognized $53.1 million of deferred tax related to tax benefits obtained from stock options which are in excess of historical stock-based compensation. These benefits were previously reflected in our research tax credit carryforwards and the offsetting valuation allowance. Consistent with prior years, the excess tax benefit reflected in our research tax credit carryforwards, in the amount of $1.7 million as of February 2, 2008, will be accounted for as a credit to stockholders' equity, when realized. In determining when excess tax benefits have been realized, the Company elected to do a "with-and-without" approach with respect to such excess tax benefits. The Company has also elected to fully recognize the indirect tax effects related to research tax credit in income from continuing operations on a prospective basis.

        As of February 2, 2008, the Company had net operating loss carryforwards available to offset future taxable income of approximately $62.6 million, $6.9 million and $3.0 million for Foreign, U.S. Federal and State of California purposes, respectively. The Federal carryforwards will expire in various fiscal years between 2010 and 2028, and the California carryforwards will expire at various fiscal years between 2011 and 2018, if not utilized before these years. The foreign losses have an indefinite carryforward limit. The Company has for U.S. Federal income tax return purposes research tax credit carryforwards of approximately $68.8 million that expire through fiscal 2028. As of February 2, 2008, the Company had unused California research and tax credit carryforwards of approximately $72.2 million which will carryforward indefinitely. Included in the U.S. Federal and California carryforward amounts are $29.1 million and $25.7 million, respectively, that are attributable to excess tax benefits from stock options. Upon realization, the benefit associated with these credits will increase additional paid-in capital. Upon realization, the benefit associated with these credits will increase additional paid-in capital. The Company also has unused research tax credits and investment tax credit carryforwards of approximately $6.2 million in other states that expire through fiscal 2023.

        Based on the available objective positive and negative evidence, the Company has determined that it is more likely than not the Federal and California research credits and certain acquired net operating losses will not be realized and therefore the Company has provided a full valuation allowance against these benefits.

        During fiscal 2008, deferred tax assets and corresponding valuation allowance related to research credits which were increased $40.8 million from the end of fiscal 2007 net of increases in current year unutilized Federal and California research credits. Of the $40.8 million increase $21.3 million relates to fiscal 2008 activity, $7.5 million relates to benefits from the fiscal 2007 acquisitions and the remaining balance of $12.0 million relates to changes in estimates associated with fiscal 2007. Approximately $0.5 million of valuation allowance at the end of fiscal 2008 will be allocated to reduce goodwill, other non-current intangible assets, or reserves, when realized, from companies that the Company had acquired. During fiscal 2007, there was a net increase in Federal and California research credits of $31.5 million with a derecognition of $53.1 million of deferred tax related to tax benefits obtained from stock options due to the adoption of SFAS No. 123(R) and a $0.5 million increase in deferred tax assets related to acquired companies. During fiscal 2006, the change in the valuation allowance was an increase of $19.4 million in Federal and California research credits and a $0.8 million increase in deferred tax assets related to acquired companies.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Reconciliation of the statutory federal income tax to the Company's effective tax:

	Year Ended
	February 2, 2008	January 27, 2007	January 28, 2006
Provision at federal statutory rate	(35.0)%	35.0%	34.0%
Non-deductible stock-based compensation	75.8	459.9	13.8
Non-deductible officers' compensation	1.1	33.8	12.9
Difference in U.S. and non-U.S. tax rates	(32.1)	(524.6)	(30.4)
State taxes, net of federal benefit	(0.1)	1.7	(1.0)
Generation of general business credits	(24.4)	(37.5)	(1.7)
Valuation allowance, net of credit utilization	19.8)	41.2	—
In-process research and development	—	234.2	—
Other	0.6	(0.3)	0.1

Effective tax rate	5.7%	243.4%	27.7%

        The U.S. and non-U.S. components of income before income taxes are (in thousands):

	Year Ended
	February 2, 2008	January 27, 2007	January 28, 2006
U.S. operations	$21,998	$16,728	$753
Non-U.S. operations	(130,242)	(2,122)	275,098

	$(108,244)	$14,606	$275,851

  Uncertain Tax Positions

        Effective January 28, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, the Company's policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change.

        The following table summarizes the activity related to our gross unrecognized tax benefits from January 28, 2007 to February 2, 2008 (in thousands):

February 2, 2008
Balance as of January 27, 2007	$77,639
Increases related to current year tax positions	12,948
Releases of prior year foreign tax positions due to audit closures and statute lapses	(13,680)

Balance as of February 2, 2008	$76,907

        As of February 2, 2008, the Company had accrued $20.4 million for payment of interest and $12.4 million for potential penalties.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company has not provided deferred tax on all non-Bermuda earnings under APB 23 as Bermuda does not have a tax system and therefore, there would not be an impact to the financial statements due to repatriation of cash from all non-Bermuda subsidiaries.

        With the exception of the current IRS audit (see discussion below), there are no other audits currently in process. During fiscal 2009 the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. At this time we do not see any significant increases or decreases in the unrecognized tax benefits during fiscal 2009. If released, the unrecognized tax benefit amount would impact the effective income tax rate.

        As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company's business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate. During fiscal 2009, the Company will continue to accrue for unrecognized tax benefits and will make adjustments to statutes of limitations which will lapse during the fiscal year.

        During the fourth quarter of fiscal 2007, the Internal Revenue Service notified the Company's U.S. subsidiaries that fiscal 2004 through 2006 would be audited and would include an audit of Section 409A and payroll tax issues arising out of the stock investigation. In fiscal 2007, the Company accrued $24.2 million of Section 409A liabilities for each of the restated years (including interest and penalties), accrued payroll taxes (including interest and penalties) where applicable. The Company elected to join and completed the IRS program Announcement 2007-18 and its California equivalent. Through the close of fiscal 2008, the Company paid out $21.8 million for Section 409A liabilities under the available programs, including interest and penalties where applicable. During fiscal 2008, based on developments of the Company's IRS payroll tax audit, the Company accrued an additional penalty of $7.2 million for employment taxes related to the conversion of incentive stock options into nonstatutory stock options due to the mispricing of the original option grant. The IRS has completed their field work and the results are currently under review by the IRS national office. The Company expects to receive a final determination within the next year. The Company is not under tax audit in any other material jurisdiction.

        The Company has an undertaking from the government of Bermuda that it will not be subject to tax on its income and capital gains. The Company has obtained from the Minister of Finance of Bermuda under the Exempt Undertakings Tax Protection Act 1966, as amended that in the event that Bermuda enacts any legislation imposing tax computed on income and capital gains, those taxes should not apply to the Company until March 28, 2016. However, it is possible that this exemption would not be extended beyond that date. The profits and or losses recorded in Bermuda are not subject to tax. The benefit or determent of this is included in the Company's effective tax rate.

        The Economic Development Board of Singapore granted Pioneer Status to the Company's wholly-owned subsidiary in Singapore in July 1999. Initially this tax exemption was to expire after ten years, but the Economic Development Board in June 2006 agreed to extend the term to fifteen years through 2014. Fiscal years 2008 and 2007 tax savings associated with this tax holiday are approximately $10.4 million and $7.4 million, respectively, which if paid would impact the Company's earning per share result by $0.02 and $.01 per share.

        Under the law, including Amendment No. 60 to the law that as published in April 2005, by virtue of the "approved or benefited enterprise" status granted to certain of its enterprises, the Israeli subsidiaries

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are entitled to various tax benefits. During the period of benefits — 10-15 years — commencing in the first year in which the subsidiaries earned taxable income from the approved or benefited enterprises (provided the maximum period to which it is restricted by law has not elapsed), income from the approved or benefited enterprises is subject to reduced tax rates or tax exemptions. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 1 and 10% or tax exemptions for fiscal years 2008 through 2020. For fiscal 2008 the benefit associated with these Approved Enterprise programs was $15.0 million, which provided an earnings per share benefit of $.03. For fiscal 2007 there was no savings or earnings per share benefit due to the utilization of prior year net operating loss carryforwards.

        During fiscal 2007, the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration each granted Marvell Switzerland Sarl a total of a ten year tax holiday commencing with its fiscal year beginning January 29, 2006. The fiscal 2008 tax savings associated with this tax holiday is approximately $6.1 million, which provided an earnings per share benefit of $.01. For fiscal 2007 the Swiss holiday did not have a significant earnings per share benefit.

Note 11 — Benefit Plans:

        The Company sponsors a 401(k) savings and investment plan which allows all employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 20% of eligible earnings subject to a required annual limit. The Company may make discretionary contributions to the 401(k) plan upon approval by the Board of Directors. In fiscal 2005, the Board of Directors approved a resolution to allow the Company to provide an employer match to the 401(k) plan. The employer match will be made on a semi-annual basis and the maximum contribution will be $500 per eligible employee at each semi-annual period ending on July 31 and January 31. The participant must be employed by the Company on the last day of the semi-annual period to qualify for the match. Each semi-annual period will be treated separately, in which a participant must contribute at least $500 per semi-annual period to be eligible to receive a matching contribution. The Company made matching contributions to employees of $2.1 million, $1.3 million and $0.9 million during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. As of February 2, 2008, the 401(k) plan offers a variety of 17 investment alternatives, representing different asset classes. Employees may not invest in the Company's common stock through the 401(k) plan.

        Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company's severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee's employment, is reflected in the Company's balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other noncurrent assets. The severance pay expenses for fiscal 2008, 2007 and 2006 were $14.4 million, $6.5 million and $2.7 million, respectively. The severance pay detail is as follows (in thousands):

	Year Ended
	February 2, 2008	January 27, 2007	January 28, 2006
Accrued severance	$49,346	$34,118	$13,083
Less amount funded	50,235	32,092	10,299

Unfunded (funded) portion, net accrued severance pay	$(889)	$2,026	$2,784

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Commitments and Contingencies:

  Warranty Obligations

        The Company's products typically carry a standard 90-day warranty with certain exceptions in which the warranty period can range from one to five years. The following table presents changes in the warranty accrual included in accrued liabilities in the Company's consolidated balance sheet during fiscal 2008, 2007 and 2006, respectively (in thousands):

	Years Ended January 31,
	February 2, 2008	January 27, 2007	January 28, 2006
Beginning balance	$2,567	$3,914	$1,571
Warranties issued	1,493	479	3,670
Settlements	(1,528)	(1,826)	(1,327)

Ending balance	$2,532	$2,567	$3,914

  Lease Commitments

        The Company leases some of its facilities under noncancelable operating leases and leases certain property and equipment under capital leases. Future minimum lease payments, net of estimated sublease income under the operating and capital leases as of February 2, 2008 are presented in the following table (in thousands):

Fiscal Year:	Operating Leases	Estimated Sublease Income	Net Operating Leases	Capital Leases
2009	$59,067	$(622)	$58,445	$2,469
2010	37,857	(651)	37,206	2,531
2011	27,644	(624)	27,020	2,084
2012	16,274	—	16,274	521
2013	9,388	—	9,388	—
Thereafter	10,093	—	10,093	—

Total future minimum lease payments	$160,323	$(1,897)	$158,426	7,605

Less: amount representing interest				(904)

Present value of future minimum lease payments				6,701
Less: current portion				(2,463)

Long-term lease obligations				$4,238

        Rent expense, net of sublease income on the operating leases for fiscal 2008, 2007 and 2006 was approximately $18.0 million, $10.1 million and $9.1 million, respectively.

        In October 2001, the Company entered into a lease agreement for a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and was amended in the third quarter of fiscal 2006 to end December 31, 2005. During the first quarter of fiscal 2003, the Company consolidated its three existing facilities in California into this new building. The leases on two of the Company's former facilities expired in February 2002 and June 2005, respectively, but the

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has an ongoing, non-cancelable lease for the remaining facility. As a result, the Company recorded a facilities consolidation charge and obtained a sublease for the remaining facility (see Note 7). The future minimum lease payments at February 2, 2008 for the remaining unoccupied facility net of sublease income aggregated $1.9 million and are included in the above lease commitment table.

        Included in operating lease commitments are lease payments for computer aided software license agreements and airplane lease commitments.

  Other Commitments

        In addition to the above commitments and contingencies, $75.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48. There is also a recorded liability for potential penalties and interest of $12.4 million and $20.4 million, respectively as of February 2, 2008. The Company is uncertain when these amounts may be settled. Accruals will continue to be made and reversals will also be made as statutes lapse.

  Purchase Commitments

        In connection with the acquisition of the ICAP Business, the Company entered into a product supply agreement with Intel. Although the Company has met the contractual obligations under the original supply agreement and has transitioned certain products to its fabrication partners, the Company anticipates that it will continue to source certain legacy application processor cellular and handset inventory from Intel. Under terms of an amended agreement with Intel, the Company has committed to purchase a minimum number of wafers through December 2008. As of February 2, 2008, the Company recorded $14.0 million as a prepaid asset for advance payment for wafers and had non cancellable purchase orders outstanding of $32.3 million under this arrangement.

        Under the Company's manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of February 2, 2008, these foundries had incurred approximately $188.0 million of manufacturing expenses on the Company's outstanding purchase orders.

        On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of February 2, 2008, payments totaling $174.2 million (included in prepaid expenses and other current assets and other noncurrent assets) have been made and approximately $128.2 million of the prepayment has been utilized as of February 2, 2008. At February 2, 2008, there are no outstanding commitments under the agreement.

        As of February 2, 2008, the Company had approximately $58.7 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

  Contingencies

        IPO Securities Litigation.    On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company's initial public offering on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received "excessive" and undisclosed commissions and entered into unlawful "tie-in"

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company's IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys' and experts' fees. These two actions have been consolidated and coordinated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the Company and the underwriters. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving Marvell is not one of the six cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. Defendants' motions to dismiss those new complaints were denied in part and granted in part Plaintiffs have also moved for class certification in the six focus cases, which the defendants in those cases have opposed.

        Section 16(b) Litigation.    On October 9, 2007, a purported Marvell shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

        Jasmine Networks Litigation.    On September 12, 2001, Jasmine Networks, Inc. ("Jasmine") filed a lawsuit in the Santa Clara County Superior Court alleging claims against three officers and the Company for improperly obtaining and using information and technologies during the course of the negotiations with our personnel regarding the potential acquisition of certain Jasmine assets by the Company. The lawsuit claims that the Company's officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and the Company are without merit and the Company intends to defend all claims vigorously.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        On June 21, 2005, the Company filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees. The cross complaint was later amended to name two individual officers of Jasmine. On May 15, 2007, the Company filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine. Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to the Company technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party's rights. The cross complaint seeks declaratory judgment that the Company's technology does not incorporate any of Jasmine's alleged technology. The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine's alleged technology. The Company intends to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint. On June 13, 2007, Jasmine filed a demurrer to the fifth, sixth, and seventh causes of action of the Company's second amended cross-complaint. The demurrer was heard on July 19, 2007 and denied. On August 3, 2007, Jasmine filed its answer to the second amended complaint. The Company's motion for summary adjudication on its fifth and sixth causes of action for declaratory relief is set for November 9, 2007, which will seek, among other things, a determination that Jasmine held no propriety interest in the "JSLIP" algorithm, which was one of the core technologies Jasmine asserts was misappropriated by Marvell. The motion was denied on November 14, 2007. However, in its opposition, Jasmine admitted that JSLIP had been taken from the work of a third party and is embodied in patents held by the University of California and Cisco Systems. These admissions are significant with respect to both Jasmine's assertion of trade secret rights and any damages claimed by Jasmine.

        In addition, on December 28, 2001 and January 7, 2002, the trial court issued a preliminary injunction precluding Jasmine from using, disclosing or disseminating the contents of a privileged communication between certain officers of the Company and its counsel. The order granting injunctive relief was reversed by the California Court of Appeal, but review was granted by the California Supreme Court on a "grant and hold" basis pending the Court's decision on a case involving closely related issues, Rico v. Mitsubishi Motors Corp. (2004) 116 Cal.App.4th 51. The effect of the Supreme Court's grant of review was to depublish the Court of Appeal's decision. On December 13, 2007, the California Supreme Court ruled in a manner consistent with the position asserted by the Company that attorney work product and attorney-client privileges are not waived by inadvertent disclosure of a privileged communication, and that any party receiving such information (i) is required to notify opposing counsel immediately; and (ii) may not read such document more closely than is necessary to determine it is privileged. Rico v. Mitsubishi Motors Corp. (2007) 42 Cal.4th 807. On March 6, 2008, Jasmine filed a motion to dismiss the California Supreme Court's grant of review contending, inter alia, that review should be dismissed in light of the Supreme Court's ruling in the Rico case. The Company believes Jasmine's motion is meritless and will vigorously oppose the motion. To date the California Supreme Court has not announced its position with respect to the Company's petition for review. It is not known when the Supreme Court will address the Company's petition for review.

        CSIRO Litigation.    In 2004, Australia's Commonwealth Scientific and Industrial Research Organisation ("CSIRO") sent notice letters to a number of Wi-Fi System manufacturers regarding CSIRO's patent, U.S. Patent No. 5,487,069 (the 069 Patent) as it relates to IEEE 802.11a and 802.11g wireless standards. In May 2005, a group of system manufacturers, including customers of our 802.11a or 802.11g wireless LAN products, filed an action in the United States District Court for the Northern District of California seeking a declaratory judgment against CSIRO that the plaintiff manufacturers' products employing the IEEE 802.11a or 802.11g wireless standards do not infringe CSIRO's patent, U.S.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patent No. 5,487,069. In September 2006, CSIRO filed an answer and counterclaims alleging that plaintiffs' products that employ those wireless standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys' fees and costs, and an injunction against sales of infringing products. In December 2006, the district court granted CSIRO's motion to transfer the case to the United States District Court for the Eastern District of Texas, where CSIRO had brought a similar lawsuit against another company. As a result of CSIRO's counterclaims for patent infringement, several customers have sought indemnification from the Company. Also in December 2006, CSIRO filed suit in the United States District Court for the Eastern District of Texas against several manufacturers and suppliers of wireless products, including customers of our 802.11a or 802.11g wireless LAN products. The complaint alleges that the manufacture, use and sale of wireless products compliant with the IEEE 802.11a or 802.11g wireless standards infringes on the CSIRO patent. As a result of CSIRO's claim for patent infringement, another customer of ours has sought indemnification from us. In response to these demands for indemnification, the Company has acknowledged the demands and incurred costs in response to them.

        On May 4, 2007, the Company filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the CSIRO patent is invalid and unenforceable and that the Company and its customers do not infringe the CSIRO patent. The complaint also seeks damages and a license for the Company and its customers on reasonable and non-discriminatory terms in the event the Company's 802.11a/g wireless LAN products are found to infringe and the CSIRO patent is found to be valid and enforceable.

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

        On August 3, 2007, CSIRO moved to dismiss the Company's complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the preceding paragraph. On October 24, 2007, the Court issued an order denying CSIRO's motion to dismiss. The Court also denied the Company's motions to stay/intervene/disqualify. On December 5, 2007, CSIRO filed its answer to our complaint, as well as counterclaims against us for willful and deliberate infringement of the '069 Patent. CSIRO's counterclaims included a demand for increased damages and attorneys' fees.

        On November 16, 2007, the Company filed a notice of appeal of the Court's denial of the motions to stay/intervene/disqualify. The appeal will be adjudicated by the United States Court of Appeals for the Federal Circuit. The Company filed its opening appellate brief on March 5, 2008.

        The Claim Construction hearing is set for June 26, 2008. Trial for the Company's declaratory judgment action is set to begin on May 10, 2010. CSIRO and the Company are currently engaging in discovery and motion practice.

        Shareholder Derivative Litigation.    Between July 7, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California. Each of these lawsuits names the Company as a nominal defendant and a number of the Company's current and former directors and officers as defendants. Each lawsuit seeks to recover damages purportedly sustained by the Company in connection with its option granting processes, and seeks certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Group Ltd. Derivative Litigation. The plaintiffs filed an amended and consolidated complaint on November 1, 2006. On January 16, 2007, the Company filed a motion to dismiss the consolidated complaint for lack of standing or, in the alternative, stay proceedings. Pursuant to stipulations among the parties, the Company's motion is currently scheduled to be heard on March 28, 2008.

        On February 12, 2007, a new purported derivative action was filed in the United States District Court for the Northern District of California. Like In re Marvell Technology Group Ltd. Derivative Litigation, this lawsuit names the Company as a nominal defendant and a number of the Company's current and former directors and officers as defendants. It seeks to recover damages purportedly sustained by the Company in connection with its option granting processes, and seeks certain corporate governance and internal control changes. On May 1, 2007, the court entered an order consolidating this lawsuit with In re Marvell Technology Group Ltd. Derivative Litigation.

        On May 29, 2007, the Court entered an order staying discovery in this matter pending resolution of the Company's motion to dismiss.

        On January 25, 2008, the Court entered a stipulated order staying proceedings so that the parties could finalize a settlement agreement that would resolve the action. On or about March 5, 2008, the parties entered into a memorandum of understanding that tentatively settles and resolves the action. The terms of the memorandum of understanding include certain corporate governance enhancements and an agreement by the Company to pay up to $16.0 million in plaintiff attorney's fees, an amount less than what the Company will receive from a recent settlement with its directors and officers liability insurers. This tentative settlement of the derivative action requires court approval before it becomes final. The Company anticipates that the parties will finalize and submit formal settlement documentation to the court in the next few months for both preliminary and final approval.

        Class Action Securities Litigation.    Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The complaints allege that the Company and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaints seek, on behalf of persons who purchased the Company's common stock during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys' fees and disbursements. Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation. On August 16, 2007, plaintiffs filed a consolidated class action complaint. On October 18, 2007, the Company filed a motion to dismiss the consolidated class action complaint. The motion is fully briefed and argued. The Company is awaiting the Court's order on this motion.

        SEC and United States Attorney Inquiries.    In July 2006, the Company received a letter of informal inquiry from the Securities and Exchange Commission ("SEC") requesting certain documents relating to the Company's stock option grants and practices. The Company also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents. On April 20, 2007, the Company was informed that the SEC is now conducting a formal investigation into this matter. On June 8, 2007 and July 3, 2007, the Company received document subpoenas from the SEC. On October 11, 2007, the Company received a "Wells Notice" from the staff of the SEC. Weili Dai, Director of Strategic Marketing and Business Development, who is not an officer or director of Marvell, also received a "Wells" notice. The SEC staff also advised the Company that it is not at this time recommending enforcement action against any current officers or directors of Marvell. The "Wells" notices indicate that the staff intends to recommend to the Commission that it bring civil actions

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against the recipients for injunctive relief and civil monetary penalties. As the Company has previously disclosed, it has responded in writing to the "Wells Notice" and is seeking to reach a resolution of this matter before any action is filed.

        The Company has cooperated with the SEC and the United States Attorney regarding these matters, and intend to continue to do so. The Company cannot predict the outcome of these investigations.

        Wi-Lan Litigation.    On December 21, 2006, Marvell Semiconductor, Inc. ("MSI") received a letter from Wi-Lan, Inc. ("Wi-Lan") accusing MSI of infringing four United States patents allegedly owned by Wi-Lan, and one Canadian patent also allegedly owned by Wi-Lan. On October 31, 2007, Wi-Lan sued two groups of system and chip manufacturers in the United States District Court for the Eastern District of Texas, in both cases naming MSI as a defendant and alleging patent infringement. In the first case, Wi-Lan alleges that defendants infringe two patents that allegedly relate to the 802.11 wireless standard. In the second case, Wi-Lan alleges that defendants infringe the same two patents asserted in the first case, and in addition Wi-Lan alleges that some of the defendants in the second case infringe a third patent that allegedly relates to Asymmetric Digital Subscriber Line ("ADSL") technology. In the second case, MSI is not accused of infringing the ADSL patent. MSI believes it does not infringe the asserted Wi-Lan patents and will vigorously defend itself in these matters.

        On November 5, 2007, MSI filed a Complaint against Wi-Lan in the United States District Court for the Northern District of California asking the Court to find that it does not infringe three patents that Wi-Lan asserted against MSI in its December 21, 2006 letter. Two of these patents were not asserted against MSI in either of the two Texas litigations. These patents allegedly relate to Wideband Code Division Multiple Access technology. Also, MSI asks in the alternative that the Court find the patents invalid. Wi-Lan has not yet filed its answer in this action. MSI will vigorously pursue this matter.

        General.    The Company is also party to other legal proceedings and claims arising in the normal course of business.

        The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of the Company's management. Although the legal responsibility and financial impact with respect to these proceedings and claims cannot currently be ascertained, an unfavorable outcome in such actions could have a material adverse effect on the Company's cash flows, including potential impacts to certain covenants under its existing credit agreement. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages or one-time license fees or royalty payments, which could adversely impact gross margins in future periods, or could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company's business, financial condition, results of operations or cash flows.

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

        The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

        The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Year Ended
Net Revenue:	February 2, 2008	January 27, 2007	January 28, 2006
Canada	$286,570	$38,185	$2,337
China	666,084	495,683	265,621
Japan	354,432	245,753	226,515
Korea	232,610	226,652	199,586
Malaysia	254,905	290,499	303,331
Philippines	135,907	171,692	141,214
Singapore	158,736	200,884	145,635
Taiwan	262,842	163,459	160,641
Thailand	329,501	173,744	87,911
United States	118,869	107,204	74,308
Others	94,237	123,798	63,167

	$2,894,693	$2,237,553	$1,670,266

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived Assets:	February 2, 2008	January 27, 2007
Bermuda	$2,455,272	$2,486,710
Israel	92,688	86,975
Singapore	55,206	222,786
United States	297,417	315,407
Others	77,667	49,455

	$2,978,250	$3,161,333

        The following table presents net revenue for groups of similar products (in thousands):

	Year Ended
Net Revenue:	February 2, 2008	January 27, 2007	January 28, 2006
Storage products	$1,554,584	$1,253,383	$1,058,697
Communications products	1,340,109	984,170	611,569

	$2,894,693	$2,237,553	$1,670,266

Note 14 — Related Party Transactions:

        During fiscal 2008, 2007 and 2006, the Company incurred approximately $0.1 million, $1.0 million and $0.7 million, respectively, of expenses from an unrelated third-party entity, ACM Aviation, Inc. ("ACM"), for charter aircraft services provided to Marvell Semiconductor, Inc. ("MSI") for Estopia Air LLC ("Estopia Air"). The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company's Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja and the Company's Director of Strategic Marketing and Business Development, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. Dr. Sutardja and Weili Dai are husband and wife. Expenses were incurred for business travel use of the aircraft at a cost determined to be at fair market value.

        On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement (the "License Agreement") with C2 Microsystems, Inc. ("C2Micro"). The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties. The Company recognized $1.3 million of revenue under the License Agreement with C2 Micro during fiscal 2008. The Company recognized $0.3 million of revenue and deferred $25,000 of revenue under the License Agreement with C2 Micro during fiscal 2007. As of February 2, 2008, the Company had a receivable of $0.6 million from C2Micro. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of C2Micro. Kuo Wei (Herbert) Chang, a member of the Company's Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro. Dr. Pantas Sutardja, the Company's Vice President, Chief Technology Officer, Acting Chief Operating Officer and Chief Research and Development Officer, is also a shareholder of C2Micro.

        On January 8, 2007, the Company, through its subsidiary Marvell International Ltd., entered into a Library/IP/Software Evaluation License Agreement (the "Evaluation License Agreement") with VeriSilicon Holdings Co., Ltd. ("VeriSilicon"). The Evaluation License Agreement has no consideration. The Company also incurred $0.3 million of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the UTStarcom Business during fiscal 2008. In addition, the

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company incurred $37,500 of maintenance expense from VeriSilicon during fiscal 2008. Weili Dai's brother (and Dr. Sehat Sutardja's brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

        On September 6, 2007, the Company, through its subsidiary Marvell International Ltd., entered into a Technology Evaluation Agreement (the "Evaluation Agreement") with Vivante Corporation ("Vivante"). The Evaluation Agreement has no consideration. On September 28, 2007, the Company also entered into a Memorandum of Understanding ("MOU") with Vivante to set forth the main principles for a good faith negotiation of a license agreement. The MOU has no consideration. On October 31, 2007, the Company entered into a License Agreement with Vivante. The License Agreement has substantially similar terms as other license agreements with other third parties. The Company recorded $0.5 million of expense during fiscal 2008 in connection with the License Agreement with Vivante. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai's brother (and Dr. Sehat Sutardja's brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of the Company's Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

        On September 28, 2007, the Company, through its subsidiary Marvell International Ltd., entered into a Master Technology Agreement (the "Technology Agreement") with Sonics, Inc. ("Sonics"), pursuant to which the Company licensed technology from Sonics. The Technology Agreement has substantially similar terms as other license agreements with other third parties. The Company paid $2.1 million under the Technology Agreement for the license and related maintenance during fiscal 2008. Kuo Wei (Herbert) Chang, member of the Company's Board of Directors and Mike Sophie, former member of the Company's Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.

Note 15 — Subsequent Event

        In March 2008, the Company reached an agreement with its directors and officers liability insurance carriers whereby the carriers will pay the Company an amount to resolve coverage dispute in connection with various securities actions, various related investigations and other matters. This amount will be recorded as an operating gain in the first quarter of fiscal 2009, the period when the amount became realizable.

Supplementary Data (Unaudited)

        The following table presents the unaudited consolidated statements of operations data for each of the eight quarters in the period ended February 2, 2008. In management's opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to fairly state the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any period should not be considered indicative of results to be expected in any future period. We expect the quarterly

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Item 1A" "Risk Factors."

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$635,050	$656,711	$758,246	$844,686
Gross profit	307,633	321,181	362,037	406,046
Net (loss) income(1)	(52,828)	(56,456)	(6,436)	1,293
Net (loss) income per share:
Basic	$(0.09)	$(0.10)	$(0.01)	$0.00
Diluted	$(0.09)	$(0.10)	$(0.01)	$0.00

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$521,196	$573,985	$520,398	$621,974
Gross profit	280,963	294,910	264,308	297,131
Income (loss) before change in accounting principle	68,717	44,881	6,046	(140,585)
Net income (loss)(2)	77,563	44,881	6,046	(140,585)
Income (loss) per share before change in accounting principle:
Basic	$0.12	$0.08	$0.01	$(0.24)
Diluted	$0.11	$0.07	$0.01	$(0.24)
Net income (loss) per share:
Basic	$0.13	$0.08	$0.01	$(0.24)
Diluted	$0.12	$0.07	$0.01	$(0.24)

  (1)
  Includes gain of $5.1 million from sale of asset under construction in Q208, income tax benefit of $15.4 million related to the reversals of tax reserves after conclusion of a foreign tax audit in Q308, accrual of $16.0 million expense related to anticipated payments pursuant to a tentative settlement in Q408, interest and penalties of $7.2 million associated with payroll tax on certain stock option exercises included in the respective operating costs and expenses in Q408, $7.2 million intangible asset write-off in Q408, other income of $22.1 million associated with one-time adjustment related to termination of supply contract in Q408 and an income tax benefit of $7.3 million related to the recognition of tax net operating losses which were considered to be realizable.

  (2)
  Includes IPR&D of $77.8 million in Q407 and $24.2 million of Section 409A liability on certain stock options included in the respective operating costs and expenses recorded in Q407

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of February 2, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of February 2, 2008 because of the material weaknesses described below. Notwithstanding the material weaknesses described below, our current management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

Management's Report on Internal Control Over Financial Reporting

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

        Management has evaluated the effectiveness of our internal control over financial reporting as of February 2, 2008 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have the following material weakness in our internal control over financial reporting as of February 2, 2008:

        Control environment.    We did not maintain an effective control environment based on criteria established in the COSO framework. Specifically: (1) internal control deficiencies were not remediated in a timely manner as our management did not exercise the necessary rigor and commitment to internal control over financial reporting and senior management was unable to timely implement the planned remediation actions of the control deficiencies identified in fiscal year 2007; (2) we did not maintain a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements; and (3) we did not maintain effective, timely and sufficient communication within our finance department and between our finance department and other departments of the Company.

        These control deficiencies resulted in audit adjustments relating to the valuation of intangible assets, valuation of goodwill in purchase accounting, completeness of litigation accrual, valuation of inventory, valuation of deferred tax assets, valuation of accounts receivable, certain other accounts and the related financial disclosures. Additionally, these control deficiencies could result in misstatements to substantially all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.

        As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of February 2, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

        The effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Fiscal 2007 Deficiencies

        As previously disclosed in our Annual Report on Form 10-K for fiscal 2007 we had a material weakness in our control environment and a material weakness in our controls over stock-based compensation expense. As of February 2, 2008, we have remediated the material weakness in our controls over stock-based compensation expense. As noted above in Management's Report on Internal Control Over Financial Reporting, the control environment material weakness continues to exist, however, we have remediated the deficiency with respect to certain individuals involved in the stock option process that said they did not feel able to provide frank advice to senior management regarding controls over processing, recording and reporting of stock option transactions. The following corrective actions were implemented throughout fiscal 2008, in addition to the various measures previously disclosed in our Annual Report on Form 10-K for fiscal 2007, relating to both the control environment and stock-based compensation expense material weaknesses:

  •
  Certain management personnel involved in the processing, recording and reporting of stock option transactions have either been terminated or reassigned to other positions in the Company that have no role in the equity award grant process.

  •
  During fiscal year 2008 we hired a new Vice President of Human Resources whose responsibilities include providing oversight of the equity award grant process and implementing directives of the Executive Compensation Committee with respect thereto.

  •
  During fiscal year 2008, a number of our senior management personnel completed training programs as planned for fiscal year 2008 to ensure better governance of the company and a more open environment.

  •
  The Executive Compensation Committee and Board adopted and enforced an equity award grant policy during fiscal year 2008.

  •
  All equity awards granted during fiscal year 2008 were memorialized in minutes of the Executive Compensation Committee.

  •
  The Company significantly enhanced its controls over stock-based compensation expense, including enhancements to improve the rigor of our review process.

  •
  During the fourth quarter of fiscal year 2008, we hired an interim Chief Financial Officer and an interim General Counsel. To date, we have increased the number of independent members of our Board by one compared to fiscal year 2007.

Remediation Plan of Fiscal 2008 Material Weakness

        We plan to implement further remedial actions related to the 2008 material weakness, specifically:

  •
  We are conducting a search for a permanent Chief Financial Officer and General Counsel and, following completion of our recruitment of a permanent Chief Financial Officer, we are planning to conduct a search for a permanent Chief Operating Officer and a Vice President of Compliance. The Vice President of Compliance will report directly to the Audit Committee of the Board. The Board's Governance Committee is continuing its search for additional independent directors to fill existing vacancies, and an independent director will succeed Dr. Sutardja as Chairman of the Board.

  •
  We also plan to further strengthen our controls over the monthly closing and financial reporting processes by continuing to hire additional personnel, including personnel with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. The hiring and retention of additional, qualified personnel is critical to the building of a finance organization with the depth and breadth of knowledge to support our planned operations. Additionally, we are evaluating our resource and automation requirements in related functions to adequately support the finance organization.

  •
  We further plan to enhance communications through the design of formalized inter-departmental information exchanges on a recurring basis, and enhancements to the design of certain internal controls to enable a more detailed review process to occur on a timely basis.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

        The information required by Items 401, 406 and 407(c)(3),(d)(4) and (d)(5) of Regulation S-K with respect to our directors, director nominees, executive officers and corporate governance is incorporated by reference to the information set forth in our Definitive Proxy Statement in connection with our 2008 Annual General Meeting of Shareholders (the "2008 Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after February 2, 2008. The information regarding our current executive officers required by this item is also included in Part I, Item 1 hereof under the caption "Executive Officers of Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

        The information required by Item 405 of Regulation S-K is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2008 Proxy Statement.

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

Committees of the Board of Directors and Attendance

        The information required by this item concerning our audit committee and audit committee financial expert is incorporated by reference from the information set forth in the section titled "Board of Directors and Committees of the Board" in our 2008 Proxy Statement.

Item 11.    Executive Compensation

        The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption "Executive Compensation" in our 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information required by Item 403 of Regulation S-K is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2008 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

        The following table provides certain information with respect to all of our equity compensation plans in effect as of February 2, 2008:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under equity compensation plans (Excluding Securities Reflected in Column
Equity compensation plans approved by security holders(1)(2)	110,865,369	$14.77	126,847,745
Equity compensation plans not approved by security holders(3)	317,342	$0.15	—

Total	111,182,711	$14.73	126,847,745

  (1)
  Includes the 1995 Stock Option Plan, the 1997 Directors' Stock Option Plan, the 2000 Employee Stock Purchase Plan the 2007 Directors' Stock Option Plan and shares of common stock reserved for issuance under option plans we assumed in connection with our acquisition of Galileo Technology Ltd. No further options will be awarded under the Galileo option plans.

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

  (3)
  Consists of 106,966 shares of common stock reserved for issuance under options we granted to former option holders of SysKonnect GmbH in connection with our acquisition of SysKonnect GmbH, 187,968 shares of common stock reserved for issuance under options granted by the Company to former option holders of RADLAN Computer Communications Ltd. in connection with our acquisition of RADLAN Computer Communications Ltd. and 22,408 shares of common stock reserved for issuance under options we granted to former option holders of Asica, Inc. in connection with our acquisition of Asica, Inc.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the information set forth under the caption "Related Party Transactions" in our 2008 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption "Information Concerning Independent Registered Public Accounting Firm" in our 2008 Proxy Statement.

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

  3.
  Exhibits.

        See Item 15(b) below.

  (b)
  Index to Exhibits

Exhibit No.	Description
2.1	Purchase and Sale Agreement dated as of February 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, other sellers and Marvell Technology Group Ltd. and Marvell International Technology Ltd., incorporated by reference to Exhibit 2.1 of the registrant's annual report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006
2.2
Asset Purchase Agreement dated as of June 26, 2006 by and between Intel Corporation and Marvell Technology Group Ltd., incorporated by reference to Exhibit 2.1 of the registrant's current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006
3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant's Definitive Proxy Statement, as filed on May 21, 2001
3.3
Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K for the period dated June 29, 2006 as filed on July 6, 2006
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
10.5
Wafer Purchase Agreement by and between Marvell Technology Group Ltd. and Taiwan Semiconductor Manufacturing Corporation dated June 30, 1997, incorporated by reference to Exhibit 10.7 of the registrant's registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000
10.6*
Master Development, Purchasing and License Agreement between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.8 of the registrant's registration statement on Form S-1/A (file no. 333-33086) , as filed on June 23, 2000
10.7
Lease Agreement dated June 30, 2000 by and between Galileo Technology Ltd. and Zanker Development Co., incorporated by reference to Exhibit 10.12 of the registrant's annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.8*
Technology License Agreement dated April 23, 2001 by and between Marvell International Limited and ARM Limited, incorporated by reference to Exhibit 10.13 of the registrant's quarterly report on Form 10-Q for the period ended April 28, 2001 as filed on June 12, 2001
10.9*
Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.14 of the registrant's quarterly report on Form 10-Q for the period ended July 28, 2001 as filed on September 12, 2001
10.10*
Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant's quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002
10.11*
Amendment Number 3 to Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.17 of the registrant's quarterly report on Form 10-Q for the period ended November 2, 2002 as filed on December 17, 2002
10.12*
Volume Supply Requirements Agreement dated as of December 2, 2002, by and among Marvell Asia Pte Ltd. and Seagate Technology LLC incorporated by reference to Exhibit 10.18 of the registrant's annual report on Form 10-K for the year ended February 1, 2003 as filed on May 2, 2003
10.13
Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant's quarterly report on Form 10-Q for the period ended August 2, 2003 as filed on September 15, 2003

10.14#
Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant's annual report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006
10.15#
Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant's annual report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006
10.16#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant's quarterly report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005
10.17#	Form of Performance-Based Vesting Option Agreement, incorporated by reference to Exhibit 10.23 of the registrant's current report on Form 8-K for the period dated May 25, 2006 as filed on May 30, 2006
10.18
Credit Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., the Lenders Party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association and Commerzbank AG, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006
10.19
U.S. Pledge Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., Marvell Technology, Inc. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006
10.20
Bermuda Pledge Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., Marvell Technology, Inc. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006
10.21
Share Charge dated as of November 8, 2006 between Marvell International Ltd. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.4 of the registrant's current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006
10.22#
Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007
10.23#
Reformation of Stock Option Agreement dated December 27, 2006 by and between Weili Dai and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007
10.24#
Reformation of Stock Option Agreement dated December 28, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.25#
Reformation of Stock Option Agreement dated December 28, 2006 by and between George Hervey and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.4 of the registrant's current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007
10.26#
Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated May 2, 2007 as filed on May 8, 2007
10.27#
Amendment of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Weili Dai, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated May 2, 2007 as filed on May 8, 2007
10.28
Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and from Marvell Technology, Inc., First American Title Insurance Company and Credit Suisse, Cayman Island Branch dated May 18, 2007, incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated May 18, 2007 as filed on May 24, 2007
10.29
Security Agreement among Marvell Technology, Inc., Marvell Semiconductor, Inc., SysKonnect, Inc., Avago Technologies Imaging (U.S.A.), Inc., Zenographics, Inc. and Marvell Semiconductor Ltd., the Guarantors party thereto and Credit Suisse, Cayman Islands Branch dated May 18, 2007, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated May 18, 2007 as filed on May 24, 2007
10.30	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.34 of the registrant's annual report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007
10.31#	Description of patent issuance bonus plan, incorporated by reference to Exhibit 10.35 of the registrant's annual report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007
10.32#	Description of vice president focal bonus plan, incorporated by reference to Exhibit 10.36 of the registrant's annual report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007
10.33
Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant's quarterly report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007
10.34#
2007 Director Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated October 20, 2007 as filed on October 25, 2007
10.35#
Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated October 20, 2007 as filed on October 25, 2007
10.36#
Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K for the period dated October 20, 2007 as filed on October 25, 2007
10.37#
Form of Notice of Grant of Stock Options (performance-based vesting), incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated December 28, 2007 as filed on January 2, 2008

10.38#
Amendment of Stock Option between the Registrant and Michael Rashkin dated December 31, 2007, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated December 28, 2007 as filed on January 2, 2008
10.39	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.5 of the registrant's Form S-8 as filed on January 11, 2008
10.40#
Form of Notice of Option Grants, Exercise Notice and restricted Stock Purchase Agreement for use under the 1997 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant's Form S-8 as filed on January 11, 2008
10.41#
Employment Offer Letter dated January 17, 2008 between the Registrant and George de Urioste, incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated January 22, 2008 as filed on January 23, 2008
10.42#
Form of Indemnification Agreement between the Registrant and George de Urioste, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated January 22, 2008 as filed on January 23, 2008
21.1	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 142 of this report)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George de Urioste, Interim Chief Financial Officer
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George de Urioste, Interim Chief Financial Officer

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

MARVELL TECHNOLOGY GROUP LTD.
Dated: March 28, 2008	By:	/s/ DR. SEHAT SUTARDJA Dr. Sehat Sutardja President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Sehat Sutardja and George de Urioste, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or substitute, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ SEHAT SUTARDJA Dr. Sehat Sutardja	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008
/s/ GEORGE DE URIOSTE George de Urioste	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008
/s/ PANTAS SUTARDJA Dr. Pantas Sutardja	Chief Technology Officer and Director	March 28, 2008
/s/ HERBERT CHANG Herbert Chang	Director	March 28, 2008
/s/ PAUL R. GRAY Dr. Paul R. Gray	Director	March 28, 2008
/s/ JUERGEN GROMER Juergen Gromer	Director	March 28, 2008
/s/ ARTURO KRUEGER Arturo Krueger	Director	March 28, 2008
/s/ DAVID MILLS David Mills	Director	March 28, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Purchase and Sale Agreement dated as of February 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, other sellers and Marvell Technology Group Ltd. and Marvell International Technology Ltd., incorporated by reference to Exhibit 2.1 of the registrant's annual report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006
2.2
Asset Purchase Agreement dated as of June 26, 2006 by and between Intel Corporation and Marvell Technology Group Ltd., incorporated by reference to Exhibit 2.1 of the registrant's current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006
3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant's registration statement on Form S-1 (file no. 333-33086), as filed on March 23, 2000
3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant's Definitive Proxy Statement, as filed on May 21, 2001
3.3
Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant's current report on Form 8-K for the period dated June 29, 2006 as filed on July 6, 2006
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
10.5
Wafer Purchase Agreement by and between Marvell Technology Group Ltd. and Taiwan Semiconductor Manufacturing Corporation dated June 30, 1997, incorporated by reference to Exhibit 10.7 of the registrant's registration statement on Form S-1/A (file no. 333-33086), as filed on May 5, 2000
10.6*
Master Development, Purchasing and License Agreement between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.8 of the registrant's registration statement on Form S-1/A (file no. 333-33086) , as filed on June 23, 2000

10.7
Lease Agreement dated June 30, 2000 by and between Galileo Technology Ltd. and Zanker Development Co., incorporated by reference to Exhibit 10.12 of the registrant's annual report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001
10.8*
Technology License Agreement dated April 23, 2001 by and between Marvell International Limited and ARM Limited, incorporated by reference to Exhibit 10.13 of the registrant's quarterly report on Form 10-Q for the period ended April 28, 2001 as filed on June 12, 2001
10.9*
Amendment Number 2 to Master Development, Purchasing and License Agreement dated July 17, 2001 between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.14 of the registrant's quarterly report on Form 10-Q for the period ended July 28, 2001 as filed on September 12, 2001
10.10*
Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant's quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002
10.11*
Amendment Number 3 to Master Development, Purchasing and License Agreement dated October 10, 2002 by and between Intel Corporation and Marvell Semiconductor, Inc., incorporated by reference to Exhibit 10.17 of the registrant's quarterly report on Form 10-Q for the period ended November 2, 2002 as filed on December 17, 2002
10.12*
Volume Supply Requirements Agreement dated as of December 2, 2002, by and among Marvell Asia Pte Ltd. and Seagate Technology LLC incorporated by reference to Exhibit 10.18 of the registrant's annual report on Form 10-K for the year ended February 1, 2003 as filed on May 2, 2003
10.13
Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant's quarterly report on Form 10-Q for the period ended August 2, 2003 as filed on September 15, 2003
10.14#
Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant's annual report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006
10.15#
Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant's annual report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006
10.16#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant's quarterly report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005
10.17#	Form of Performance-Based Vesting Option Agreement, incorporated by reference to Exhibit 10.23 of the registrant's current report on Form 8-K for the period dated May 25, 2006 as filed on May 30, 2006
10.18
Credit Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., the Lenders Party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, LaSalle Bank National Association, as Syndication Agent, and KeyBank National Association and Commerzbank AG, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006

10.19
U.S. Pledge Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., Marvell Technology, Inc. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006
10.20
Bermuda Pledge Agreement dated as of November 8, 2006 among Marvell Technology Group Ltd., Marvell Technology, Inc. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006
10.21
Share Charge dated as of November 8, 2006 between Marvell International Ltd. and Credit Suisse, Cayman Islands Branch, as Administrative Agent, incorporated by reference to Exhibit 10.4 of the registrant's current report on Form 8-K for the period dated November 8, 2006 as filed on November 14, 2006
10.22#
Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007
10.23#
Reformation of Stock Option Agreement dated December 27, 2006 by and between Weili Dai and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007
10.24#
Reformation of Stock Option Agreement dated December 28, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007
10.25#
Reformation of Stock Option Agreement dated December 28, 2006 by and between George Hervey and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.4 of the registrant's current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007
10.26#
Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated May 2, 2007 as filed on May 8, 2007
10.27#
Amendment of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Weili Dai, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated May 2, 2007 as filed on May 8, 2007
10.28
Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing by and from Marvell Technology, Inc., First American Title Insurance Company and Credit Suisse, Cayman Island Branch dated May 18, 2007, incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated May 18, 2007 as filed on May 24, 2007

10.29
Security Agreement among Marvell Technology, Inc., Marvell Semiconductor, Inc., SysKonnect, Inc., Avago Technologies Imaging (U.S.A.), Inc., Zenographics, Inc. and Marvell Semiconductor Ltd., the Guarantors party thereto and Credit Suisse, Cayman Islands Branch dated May 18, 2007, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated May 18, 2007 as filed on May 24, 2007
10.30	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.34 of the registrant's annual report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007
10.31#	Description of patent issuance bonus plan, incorporated by reference to Exhibit 10.35 of the registrant's annual report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007
10.32#	Description of vice president focal bonus plan, incorporated by reference to Exhibit 10.36 of the registrant's annual report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007
10.33
Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant's quarterly report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007
10.34#
2007 Director Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated October 20, 2007 as filed on October 25, 2007
10.35#
Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated October 20, 2007 as filed on October 25, 2007
10.36#
Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant's current report on Form 8-K for the period dated October 20, 2007 as filed on October 25, 2007
10.37#
Form of Notice of Grant of Stock Options (performance-based vesting), incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated December 28, 2007 as filed on January 2, 2008
10.38#
Amendment of Stock Option between the Registrant and Michael Rashkin dated December 31, 2007, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated December 28, 2007 as filed on January 2, 2008
10.39	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.5 of the registrant's Form S-8 as filed on January 11, 2008
10.40#
Form of Notice of Option Grants, Exercise Notice and restricted Stock Purchase Agreement for use under the 1997 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant's Form S-8 as filed on January 11, 2008
10.41#
Employment Offer Letter dated January 17, 2008 between the Registrant and George de Urioste, incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K for the period dated January 22, 2008 as filed on January 23, 2008
10.42#
Form of Indemnification Agreement between the Registrant and George de Urioste, incorporated by reference to Exhibit 10.2 of the registrant's current report on Form 8-K for the period dated January 22, 2008 as filed on January 23, 2008

21.1	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 142 of this report)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George de Urioste, Interim Chief Financial Officer
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Dr. Sehat Sutardja Ph.D., Chief Executive Officer
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George de Urioste, Interim Chief Financial Officer

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
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Marvell Technology Group Ltd., The S&P 500 Index And The Philadelphia Semiconductor Index
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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS