Form 10-Q
period 2008-05-03
MARVELL TECHNOLOGY GROUP LTD
filed 2008-06-06
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of common shares of the registrant outstanding as of May 31, 2008 was 604,121,515 shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	May 3, 2008	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$744,084	$615,648
Restricted cash	24,500	—
Short-term investments	5,058	15,254
Accounts receivable, net	370,172	332,020
Inventories	369,959	419,494
Prepaid expenses and other current assets	81,250	105,809
Deferred income taxes	15,516	15,516
Total current assets	1,610,539	1,503,741
Property and equipment, net	421,264	416,241
Long-term investments	40,459	45,628
Goodwill	1,994,068	1,994,068
Acquired intangible assets	398,545	433,809
Other non-current assets	144,731	157,107
Total assets	$4,609,606	$4,550,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,073	$231,135
Accrued liabilities	101,330	122,961
Accrued employee compensation	139,371	118,101
Income taxes payable	41,522	39,132
Deferred income	59,667	69,420
Current portion of capital lease obligations	1,771	2,463
Total current liabilities	511,734	583,212
Capital lease obligations, net of current portion	3,805	4,238
Non-current income taxes payable	112,809	108,543
Term loan obligations, long-term portion	389,750	390,750
Other long-term liabilities	53,775	52,332
Total liabilities	1,071,873	1,139,075
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock	1,206	1,200
Additional paid-in capital	4,158,626	4,100,659
Accumulated other comprehensive income (loss)	(1,083)	615
Accumulated deficit	(621,016)	(690,955)
Total shareholders’ equity	3,537,733	3,411,519
Total liabilities and shareholders’ equity	$4,609,606	$4,550,594

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	May 3, 2008	April 28, 2007
Net revenue	$804,075	$635,050
Operating costs and expenses:
Cost of goods sold	388,842	327,417
Research and development and other	238,475	234,133
Selling and marketing	46,088	50,392
General and administrative	12,951	23,988
Amortization of acquired intangible assets	35,247	37,320
Total operating costs and expenses	721,603	673,250
Operating income (loss)	82,472	(38,200)
Interest and other income, net	3,192	1,319
Interest expense	(7,151)	(9,975)
Income (loss) before income taxes	78,513	(46,856)
Provision for income taxes	8,574	5,972
Net income (loss)	$69,939	$(52,828)
Net income (loss) per share:
Basic	$0.12	$(0.09)
Diluted	$0.11	$(0.09)
Weighted average shares:
Basic	601,222	587,426
Diluted	624,351	587,426

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 3, 2008	April 28, 2007
Cash flows from operating activities:
Net income (loss)	$69,939	$(52,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,618	26,530
Stock-based compensation	45,226	46,768
Amortization of acquired intangible assets	35,247	37,320
Fair market value adjustment to Intel inventory sold	(6,383)	(33,756)
Interest expense related to supply contract	—	1,560
Excess tax benefits from stock-based compensation	(169)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Restricted cash	(24,500)	—
Accounts receivable	(38,152)	45,418
Inventories	55,918	(28,688)
Prepaid expenses and other assets	32,466	11,820
Accounts payable	(63,076)	16,985
Accrued liabilities and other	(18,807)	(26,447)
Accrued employee compensation	16,963	1,282
Income taxes payable	6,656	2,608
Deferred income	(9,753)	5,602
Net cash provided by operating activities	130,193	54,174
Cash flows from investing activities:
Purchases of investments	(10,126)	(107,953)
Sales and maturities of investments	23,793	8,018
Acquisition costs	—	(974)
Purchases of technology licenses	—	(15,700)
Purchases of property and equipment	(30,522)	(35,282)
Net cash used in investing activities	(16,855)	(151,891)
Cash flows from financing activities:
Proceeds from the issuance of common shares	17,054	—
Principal payments on capital lease and debt obligations	(2,125)	(5,793)
Excess tax benefits from stock-based compensation	169	—
Net cash provided by (used in) financing activities	15,098	(5,793)
Net increase (decrease) in cash and cash equivalents	128,436	(103,510)
Cash and cash equivalents at beginning of period	615,648	568,008
Cash and cash equivalents at end of period	$744,084	$464,498

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

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2009 is comprised of a 52-week period and fiscal year 2008 is comprised of a 53-week period.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of May 3, 2008, the results of its operations for the three months ended May 3, 2008 and April 28, 2007, and its cash flows for the three months ended May 3, 2008 and April 28, 2007. The January 2008 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended February 2, 2008 included in the Company’s Annual Report on Form 10-K, as filed on March 28, 2008 with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended May 3, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes, and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

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

The Company also has equity investments in privately-held companies. These investments are recorded at cost and are included in other non-current assets.  The Company accounts for these investments under the cost method because its ownership is less than 20% and it does not have the ability to exercise significant influence over the operations of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when impairment is deemed to be other than temporary.

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

Goodwill and acquired intangible assets

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of one to seven years for purchased technology, one to eight years for core technology and four to seven years for customer contracts.

Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process since its implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” because the fair value of the reporting unit has exceeded its net book value at every measurement date.

Impairment of long-lived assets

Long-lived assets include equipment, furniture and fixtures, privately held equity investments and intangible assets. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Reclassifications

Certain reclassifications have been made to the prior period balances in the Statements of Cash Flows in order to conform to the current period’s presentation.

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Under these provisions, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of the Company’s sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return and price protection is deferred until the distributors sell the product to end customers. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time it also may request a customer to accept a shipment of product before its original requested delivery date, in which case, revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be “reasonably assured” or fixed and determinable if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates.

The Company also enters into development agreements with some of its customers. Under these development agreements, product revenue is recognized under the proportionate performance method.  Revenue is recognized as related costs to complete the contract are incurred. These costs are included in research and development expense.

The provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” apply to sales arrangements with multiple arrangements that include a combination of hardware, software and /or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Undelivered elements typically are software warranty and maintenance services.

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

The Company accounts for rebates in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and, accordingly, records reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in the Company’s various rebate agreements.

Research and development and other

Research and development and other costs consist primarily of $233.4 million and $231.0 million of research and development costs for the three months May 3, 2008 and April 28, 2007, respectively, as well as costs related to patent investigation and filings for the three months ended May 3, 2008 and April 28, 2007 which were $5.1 million and $3.1 million, respectively.  Research and development costs are expensed as incurred.

Stock-based compensation

The Company makes share-based payment awards to its employees and directors that are fully described in Notes 8 and 9. The stock-based compensation expenses are recorded in accordance with SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”).

Accounting for income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the income tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered or settled, a difference between the tax basis of an asset or liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or assets are recovered, hence giving rise to a deferred tax liability or asset, respectively. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Tax Positions” (“FIN 48”). The Company classifies accrued interest and penalties as part of the accrued FIN 48 liability and records the expense within the provision for income taxes.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in its subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 10 - Income Taxes of the notes to unaudited condensed consolidated financial statements for additional detail on the Company’s uncertain tax positions.

Warranty

The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The Company’s products typically carry a standard 90-day warranty, with certain exceptions in which the warranty period can range from one to five years. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product.

Note 2. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date.  It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs be recognized separately from the acquisition and expensed as incurred.  Among other changes, this statement also requires that any “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that SFAS 141R will have an impact on its financial position and results of operations, but the nature and magnitude of the impact will depend on the nature, terms and size of any future business combinations or adjustments to prior business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS 160 will have a significant impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will adopt SFAS 161 in the first quarter of fiscal 2010 and does not anticipate that SFAS 161 will have a significant impact on its financial position and results of operations.

Note 3. Supplemental Financial Information

Available-for-sale investments (in thousands)

	As of May 3, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Federal, State, county and municipal debt securities	$5,042	$16	$—	$5,058
Total short-term investments	$5,042	$16	$—	$5,058
Long-term investments:
Auction rate securities	$42,150	$—	$(1,691)	$40,459
Total long-term investments	$42,150	$—	$(1,691)	$40,459
Total available-for-sale securities	$47,192	$16	$(1,691)	$45,517

	As of February 2, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Federal, State, county and municipal debt securities	$15,231	$23	$—	$15,254
Total short-term investments	$15,231	$23	$—	$15,254
Long-term investments:
Auction rate securities	$45,628	$—	$—	$45,628
Total long-term investments	$45,628	$—	$—	$45,628
Total available-for-sale securities	$60,859	$23	$—	$60,882

As of May 3, 2008, the Company’s investment portfolio included $42.2 million in par value of auction rate securities.  Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 to 30 years and whose interest rates are reset every seven to thirty five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The Company’s auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, insured and guaranteed by the United States Federal Department of Education.  All auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by the Company, as the amount of securities submitted for sale in those auctions exceed the amount of bids.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.   Observable market prices were not available for the valuation of these investments.  Accordingly, the Company used a discounted cash flow model to estimate the fair value of the auction rate securities as of May 3, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the credit worthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call premium and liquidity premium.  During the three-month period ended May 3, 2008, the Company recorded a temporary impairment charge of $1.7 million calculated using a discounted cash flow model, in accumulated other comprehensive income, a component of shareholders’ equity.  When evaluating whether the impairment of the investments are temporary or other than temporary, the Company reviewed factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

While the recent auction failures limit the Company’s ability to liquidate these investments, the Company does not believe that the auction failures will materially impact its ability to fund its working capital needs, capital expenditures, or other business requirements.  The Company believes that it has the ability to hold these securities for a period longer than 12 months.  However, at the reporting date, it is not certain when liquidity will return to the markets, or if any other secondary markets will become available, the Company has continued to classify its auction rate securities in long-term investments as of May 3, 2008.

The Company will continue to evaluate the impact of these failed auctions on the fair value of its securities.  If the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, the Company may be required to adjust the carrying value of the auction rate securities and record additional other-than-temporary impairment charges in future periods, which could materially affect its results of operations and financial condition.  Further, if the fair value of these securities is determined to be other than temporarily impaired, the Company may be required to record a loss which could materially affect its results of operations and financial condition.

The contractual maturities of available-for-sale debt securities at May 3, 2008 and February 2, 2008 are presented in the following table (in thousands):

	May 3, 2008		February 2, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,042	$5,058	$15,231	$15,254
Due between one and five years	—	—	—	—
Due over five years	42,150	40,459	45,628	45,628
	$47,192	$45,517	$60,859	$60,882

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	May 3, 2008
	Less than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$40,459	$1,691	$40,459	$1,691
Total securities	$40,459	$1,691	$40,459	$1,691

Inventories (in thousands)

	May 3, 2008	February 2, 2008
Work-in-process	$260,122	$270,449
Finished goods	109,837	149,045
	$369,959	$419,494

Prepaid expenses and other current assets (in thousands)

	May 3, 2008	February 2, 2008
Prepayments for foundry capacity	$20,800	$23,200
Prepayments for wafers (see Note 7)	—	13,938
Receivable from foundry	8,502	10,240
Other	51,948	58,431
	$81,250	$105,809

Property and equipment, net (in thousands)

	May 3,	February 2,
	2008	2008
Property and equipment:
Machinery and equipment	$322,939	$315,797
Computer software	73,601	72,736
Furniture and fixtures	22,591	22,303
Leasehold improvements	33,546	33,659
Buildings	108,811	105,091
Building improvements	44,626	44,340
Land	68,922	61,096
Construction in progress	36,382	32,287
	711,418	687,309
Less: Accumulated depreciation and amortization	(290,154)	(271,068)
	$421,264	$416,241

Other non-current assets (in thousands)

	May 3, 2008	February 2, 2008
Long term prepayments for foundry capacity	$19,200	$22,800
Equity investments in private companies	7,058	7,058
Severance fund	49,413	50,235
Technology licenses	22,599	25,209
Deferred tax assets, non-current	22,975	22,975
Other	23,486	28,830
	$144,731	$157,107

Accrued liabilities (in thousands)

	May 3, 2008	February 2, 2008

Term loan obligations, current portion	$4,000	$4,000
Accrued royalties	10,312	8,859
Accrued rebates	12,170	22,756
Accrued legal and professional services	21,929	25,562
Accrued contingent consideration	25,000	27,000
Other	27,919	34,784
	$101,330	$122,961

Other long-term liabilities (in thousands)

	May 3, 2008	February 2, 2008

Accrued severance	$51,537	$49,819
Long-term facilities consolidation charge	1,097	1,326
Other	1,141	1,187
	$53,775	$52,332

Net income (loss) per share

The Company reports both basic net income (loss) per share, which is based upon the weighted average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares. The computations of basic and diluted net income (loss) per share before change in accounting principle and basic and diluted net income (loss) per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended
	May 3, 2008	April 28, 2007
Numerator:
Net income (loss)	$69,939	$(52,828)
Denominator:
Weighted average shares of common shares outstanding	601,222	587,426
Weighted average shares — basic	601,222	587,426
Effect of dilutive securities- Warrants	1,262	—
Common share options and other	21,867	—
Weighted average shares — diluted	624,351	587,426
Net income (loss) per share
Basic	$0.12	$(0.09)
Diluted	$0.11	$(0.09)

Options to purchase 62,738,324 common shares at a weighted average exercise price of $20.13 have been excluded from the computation of diluted net income per share for the three months ended May 3, 2008 based on the treasury stock method calculation.  The anti-dilutive effects of warrants, common share options, restricted stock and other securities totaling 43,930,082 shares were excluded from diluted net loss per share for the three months ended April 28, 2007.

Comprehensive income (loss) (in thousands)

	Three Months Ended
	May 3, 2008	April 28, 2007
Net income (loss)	$69,939	$(52,828)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments and other, net of tax	(1,698)	195
Total comprehensive income (loss)	$68,241	$(52,633)

Accumulated other comprehensive income, as presented in the accompanying condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

Note 4. Fair Value Measurements

Effective February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to Financial Staff Position SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs.  The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources.  Therefore, the auction rate securities were valued using a discounted cash flow model (see Note 3).  Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 1% of total assets as of May 3, 2008.

The table below sets forth, by level, our financial assets that were accounted for at fair value as of May 3, 2008.  The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands);

	Portion of Carrying Value Measured at Fair Value
	May 3,
	2008	Level 1	Level 3
Items measured at fair value on a recurring basis:

Cash equivalents:
U.S. Treasury bills	$191,666	$191,666	$—
Money market funds	19,001	19,001
Short-term investments:
U.S. Federal, State, county and municipal debt securities	5,058	5,058	—
Long-term investments:
Auction rate securities	40,459	—	40,459
Total	$256,184	$215,725	$40,459

The following table summarizes the change in fair values for Level 3 items for the quarter ended May 3, 2008

Level 3
Changes in fair value during the period ended May 3, 2008 (pre-tax):

Beginning Balance at February 3, 2008	$45,628
Purchases	10,000
Sales	(13,478)
Unrealized loss included in other comprehensive income	(1,691)
Ending Balance at May 3, 2008	$40,459

Note 5. Business Combinations

During fiscal 2008, the Company completed the acquisition of two unrelated private companies. One of the companies was acquired for $9.7 million and designs and develops software for optical storage applications. The second company was acquired for $13.4 million and provides IP Multimedia Subsystem middleware and applications for multi-mode cellular mobile devices. Under the purchase method of accounting, the total purchase price of these acquisitions was allocated to net tangible and intangible assets based on their fair values.  In conjunction with these acquisitions, the Company recorded acquired net tangible assets of $4.1 million, deferred tax assets of $0.9 million, deferred tax liabilities of $3.8 million, amortizable intangible assets of $9.2 million and goodwill of $12.7 million. The intangible assets are being amortized over their useful lives ranging from one to seven years.

Note 6. Acquired Intangible Assets

	As of May 3, 2008			As of February 2, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$708,398	$(555,627)	$152,771	$708,398	$(538,765)	$169,633
Core technology	212,650	(72,296)	140,354	212,650	(62,758)	149,892
Trade name	350	(153)	197	350	(130)	220
Customer contracts	183,300	(78,781)	104,519	183,300	(70,029)	113,271
Supply contract	900	(673)	227	900	(642)	258
Non competition	700	(223)	477	700	(165)	535
Total intangible assets	$1,106,298	$(707,753)	$398,545	$1,106,298	$(672,489)	$433,809

Purchased technologies are amortized on a straight-line basis over their estimated useful lives of one to six years.  Core technologies are amortized on a straight-line basis over their estimated useful lives of one to eight years.  Trade names are amortized on a straight-line basis over their estimate useful lives of one to five years.  Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to seven years.  The supply contract is amortized on a straight-line basis over its estimated useful life of four years.  Non-competition is amortized on a straight-line basis over three years.  The aggregate amortization expense of identified intangible assets was $35.2 million in the first quarter of fiscal 2009 and $37.3 million in the first quarter of fiscal 2008. Amortization expense is expected to be $102.6 million for the remaining nine months of fiscal 2009, $113.5 million in fiscal 2010, $83.3 million in fiscal 2011, $41.7 million in fiscal 2012, $35.0 million in fiscal 2013, $21.9 million in fiscal 2014 and $0.6million in fiscal 2015.

Note 7. Commitments and Contingencies

Warranty Obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three months ended May 3, 2008 and April 28, 2007 (in thousands):

	Three Months Ended
	May 3, 2008	April 28, 2007
Warranty accrual (included in accrued liabilities):
Beginning balance	$2,532	$2,567
Warranties issued	512	208
Settlements	(503)	(241)
Ending balance	$2,541	$2,534

Purchase Commitments

In connection with the acquisition of the communication and application processor business of Intel, the Company entered into a product supply agreement with Intel. Although the Company has met the contractual obligations under the original supply agreement and has transitioned certain products to its fabrication partners, the Company anticipates that it will continue to source certain legacy application processor cellular and handset inventory from Intel. Under terms of an amended agreement with Intel, the Company has committed to purchase a minimum number of wafers through December 2008. As of May 3, 2008, the Company had non-cancellable purchase orders outstanding of $20.6 million under this arrangement.

Under the Company’s manufacturing relationships with its other foundries, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of May 3, 2008, these foundries had incurred approximately $173.3 million of manufacturing expenses on the Company’s outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of 18 months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of May 3, 2008, payments totaling $174.2 million, which is included in prepaid expenses and other current assets and other non-current assets have been made and approximately $134.2 million of the prepayment has been utilized as of May 3, 2008.  At May 3, 2008, there are no outstanding commitments under the agreement.

As of May 3, 2008, the Company had approximately $51.5 million of other outstanding non-cancellable purchase orders for capital purchase obligations.

Contingencies

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering (“IPO”) on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933, as amended, and the Exchange Act. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions have been consolidated and coordinated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the Company and the underwriters. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving Marvell is not one of the six cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases and have moved for class certification. Defendants’ motions to dismiss those new complaints were denied in part and granted in part. Plaintiffs have also moved for class certification in the six focus cases, which the defendants in those cases have opposed.

Section 16(b) Litigation.  On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short-swing trading, against the Company’s IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. At a status conference on April 28, 2008, the District Court ruled that the defendants’ motion to dismiss opening briefs are due on July 25, 2008; the plaintiff’s opposition brief will be due on September 8, 2008; the defendants’ reply briefs are due on October 23, 2008 when the District Court will consider setting a hearing date for the motions; and all discovery is stayed pending resolution of the defendants’ motions to dismiss.

Jasmine Networks Litigation.  On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court alleging claims against three officers and the Company for improperly obtaining and using information and technologies during the course of the negotiations with its personnel regarding the potential acquisition of certain Jasmine assets by the Company. The lawsuit claims that the Company’s officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and the Company are without merit and the Company intends to defend all claims vigorously.

On June 21, 2005, the Company filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees. The cross complaint was later amended to name two individual officers of Jasmine. On May 15, 2007, the Company filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine. Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to the Company’s technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights. The cross complaint seeks declaratory judgment that the Company’s technology does not incorporate any of Jasmine’s alleged technology. The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology. The Company intends to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint. On June 13, 2007, Jasmine filed a demurrer to the fifth, sixth and seventh causes of action of the Company’s second amended cross-complaint. The demurrer was heard on July 19, 2007 and denied. On August 3, 2007, Jasmine filed its answer to the second amended cross complaint. The Company thereafter filed its motion for summary adjudication on its fifth and sixth causes of action for declaratory relief seeking, among other things, a determination that Jasmine held no propriety interest in the “JSLIP” algorithm, which was one of the core technologies Jasmine asserts was misappropriated by the Company. The motion was denied on November 14, 2007. However, in its opposition, Jasmine admitted that JSLIP had been taken from the work of a third party and is embodied in patents held by the University of California and Cisco Systems. These admissions are significant with respect to both Jasmine’s assertion of trade secret rights and any damages claimed by Jasmine.

In addition, on December 28, 2001 and January 7, 2002, the trial court issued a preliminary injunction precluding Jasmine from using, disclosing or disseminating the contents of a privileged communication between certain officers of the Company and its counsel. The order granting injunctive relief was reversed by the California Court of Appeal, but review was granted by the California Supreme Court on a “grant and hold” basis pending the Court’s decision on a case involving closely related issues, Rico v. Mitsubishi Motors Corp. (2004) 116 Cal.App.4th 51. The effect of the California Supreme Court’s grant of review was to depublish the Court of Appeal’s decision. On December 13, 2007, the California Supreme Court ruled in the Rico v. Mitsubishi case in a manner consistent with the position asserted by the Company that attorney work product and attorney-client privileges are not waived by inadvertent disclosure of a privileged communication, and that any party receiving such information (i) is required to notify opposing counsel immediately; and (ii) may not read such document more closely than is necessary to determine it is privileged. Rico v. Mitsubishi Motors Corp. (2007) 42 Cal.4th 807. Following its decision in Rico v. Mitsubishi, on April 23, 2008, the California Supreme Court issued an order dismissing the Company’s petition for review.  As a result the decision of the Court of Appeal, which remains unpublished, became final.  The case will now proceed in the trial court, where the Company intends to vigorously assert its cross-claims and defenses.

CSIRO Litigation.  As of January 2007, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) is involved in three patent litigations in the Eastern District of Texas in which it has accused a number of wireless LAN system manufacturers, including some of the Company’s customers, of infringing CSIRO’s patent, U.S. Patent No. 5,487,069 (the “‘069 Patent”).  CSIRO’s claims of infringement relate to IEEE 802.11a, 802.11g and 802.11n wireless standards. As a result of CSIRO’s claims for patent infringement, a number of the Company’s customers have sought indemnification from the Company.  In response to these demands for indemnification, the Company has acknowledged the demands and incurred costs in response to them.

On May 4, 2007, the Company filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the ‘069 Patent is invalid and unenforceable and that the Company and its customers do not infringe the ‘069 Patent. The complaint also seeks damages and a license for the Company and its customers on reasonable and non-discriminatory terms in the event the Company’s 802.11a/g wireless LAN products are found to infringe and the ‘069 Patent is found to be valid and enforceable.

On July 3, 2007, the Company moved to intervene in the two actions described in the first paragraph above pending in the Eastern District of Texas, for the purposes of staying the actions as to products incorporating Marvell parts in favor of the separate action that the Company filed as described in the second paragraph above. Alternatively the Company moved to disqualify the firm of Townsend, Townsend and Crew from continuing to represent CSIRO because of a conflict of interest. CSIRO opposed these motions on August 3, 2007.

On August 3, 2007, CSIRO moved to dismiss the Company’s complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the first paragraph above. On October 24, 2007, the Court issued an order denying CSIRO’s motion to dismiss. The Court also denied the Company’s motions to stay/intervene/disqualify.  The Company appealed the Court’s denial of the motions to stay/intervene/disqualify to the United States Court of Appeals for the Federal Circuit.  The hearing on the Company’s appeal is expected to be heard in the summer/fall of 2008.

On December 5, 2007, CSIRO filed its answer to the Company’s complaint, as well as counterclaims against the Company for willful and deliberate infringement of the ‘069 Patent. CSIRO’s counterclaims included a claim for monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief.   On April 10, 2008, the Company filed a First Amended Complaint and First Amended Reply to CSIRO’s Answer and Counterclaims.  On April 23, 2008, CSIRO filed its Answer and Counterclaims to the First Amended Complaint.  On May 12, 2008, the Company filed a Reply and Affirmative Defenses to CSIRO’s amended counterclaims.

On May 22, 2008, the Company filed a motion for summary judgment seeking to invalidate the ‘069 Patent on indefiniteness grounds.  The Court has not yet rendered a decision on the Company’s motion.

The Claim Construction hearing is set for June 26, 2008. Trial for the Company’s declaratory judgment action is set to begin on May 10, 2010. CSIRO and the Company are currently engaging in discovery and motion practice.

Shareholder Derivative Litigation.  Between June 22, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California. Each of these lawsuits names the Company as a nominal defendant and a number of the Company’s current and former directors and officers as defendants. Each lawsuit seeks to recover damages purportedly sustained by the Company in connection with its option granting processes, and seeks certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative Litigation. The plaintiffs filed an amended and consolidated complaint on November 1, 2006. On January 16, 2007, the Company filed a motion to dismiss the consolidated complaint for lack of standing or, in the alternative, stay proceedings.

On February 12, 2007, a new purported derivative action was filed in the United States District Court for the Northern District of California. As in In re Marvell Technology Group Ltd. Derivative Litigation, this lawsuit names the Company as a nominal defendant and a number of the Company’s current and former directors and officers as defendants. It seeks to recover damages purportedly sustained by the Company in connection with its option granting processes, and seeks certain corporate governance and internal control changes. On May 1, 2007, the court entered an order consolidating this lawsuit with In re Marvell Technology Group Ltd. Derivative Litigation.

On May 29, 2007, the Court entered an order staying discovery in this matter pending resolution of the Company’s motion to dismiss.

On January 25, 2008, the Court entered a stipulated order staying proceedings so that the parties could finalize a settlement that would resolve the actions. On or about March 5, 2008, the parties entered into a memorandum of understanding that tentatively settles and resolves the actions. The terms of the memorandum of understanding include certain corporate governance enhancements and an agreement by the Company to pay up to $16 million in plaintiffs’ attorneys’ fees, an amount less than the $24.5 million that the Company received from a recent settlement with its directors’ and officers’ liability insurers. This tentative settlement of the consolidated derivative actions requires court approval before it becomes final. The Company anticipates that the parties will finalize and submit formal settlement documentation to the court in the next few months for both preliminary and final approval.

Class Action Securities Litigation.  Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The complaints allege that the Company and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaints seek, on behalf of persons who purchased the Company’s common shares during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements. Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation. On August 16, 2007, plaintiffs filed a consolidated class action complaint. On October 18, 2007, the Company filed a motion to dismiss the consolidated class action complaint. The motion is fully briefed and was argued on February 15, 2008. The Company awaits the court’s order on this motion.

SEC and United States Attorney Inquiries.  In July 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents relating to the Company’s stock option grants and practices. The Company also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents. On April 20, 2007, the Company was informed that the SEC was conducting a formal investigation into this matter. On June 8, 2007 and July 3, 2007, the Company received document subpoenas from the SEC. On October 11, 2007, the Company received a “Wells Notice” from the staff of the SEC. Weili Dai, Vice President of Sales for Communications and Consumer Business of MSI, who is not an officer or director of Marvell, also received a “Wells” notice. The SEC staff also advised the Company that it is not at this time recommending enforcement action against any of the Company’s current officers or directors. The “Wells” notices indicated that the staff intended to recommend to the staff of the SEC that it bring civil actions against the recipients for injunctive relief and civil monetary penalties. The Company responded in writing to the “Wells Notice” and sought to reach a resolution of this matter before any action was filed.

On May 8, 2008, the Company announced that it had reached an agreement with the SEC to settle this matter.  Without admitting or denying the allegations in the SEC’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of various provisions of the federal securities laws. The Company also will pay a civil penalty of $10 million in connection with the settlement.  On May 8, 2008, the SEC filed a complaint captioned SEC v. Marvell Technology Group, Ltd., et al., Case No. CV-08-2367-HRL, in the United States District Court for the Northern District of California.  The Company’s consent to entry of final judgment was also filed on May 8, 2008.  In a related agreement, Ms. Dai also entered into a settlement with the SEC.  Without admitting or denying the allegations in the SEC’s complaint, Ms. Dai consented to a permanent injunction against any future violations of various provisions of the federal securities laws, agreed not to serve as a director or officer of a public company for a period of five years, and will pay a civil penalty of $500,000.  The parties await the court’s entry of these final judgments.

This settlement concludes the SEC’s formal investigation of the Company with respect to the Company’s historical stock option granting practices and is pending final court approval.

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

On November 5, 2007, MSI filed a complaint against Wi-Lan in the United States District Court for the Northern District of California asking the Court to find that it does not infringe three patents that Wi-Lan asserted against MSI in its December 21, 2006 letter. Two of these patents were not asserted against MSI in either of the two Texas litigations. These patents allegedly relate to Wideband Code Division Multiple Access technology. Also, MSI asks in the alternative that the Court find the patents invalid. Wi-Lan has filed a motion to dismiss, and Marvell filed its opposition to that motion on May 30, 2008.  The Company expects a ruling on that motion during the summer of 2008.  Wi-Lan has not filed its answer in this action. MSI will vigorously pursue this matter.

Fujitsu et al. Litigation.  On December 17, 2007, Fujitsu, Ltd., LG Electronics., Ltd., and U.S. Philips Corp., sued NETGEAR, Inc. in the United States District Court for the Western District of Wisconsin, alleging that NETGEAR’s 802.11 equipment infringed three United States patents allegedly owned individually by the plaintiffs.  On March 17, 2008, NETGEAR filed a third-party complaint against three companies, including Marvell Semiconductor, Inc., who allegedly supply 802.11 chips to NETGEAR.  In the third-party action, NETGEAR alleges that whatever damages and compensation it is required to pay as a result of the underlying patent infringement litigation, the alleged suppliers owe to NETGEAR.  The Company filed an answer and a motion to amend the schedule in the case on April 8, 2008.  The Court, on its own, adjusted the schedule to account for the new parties added to the litigation and moved the trial date to April 27, 2009.  The Company believes that it does not owe NETGEAR any payment resulting from NETGEAR’s use of Marvell 802.11 parts in NETGEAR products, and the Company also believes that none of the patents in suit is infringed by NETGEAR.  The Company intends to defend this litigation vigorously.

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

Note 8. Stock-Based Compensation

The Company adopted SFAS 123R in its fiscal year beginning January 29, 2006.  SFAS 123R requires the measurement and recognition of compensation expense for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on estimated fair values.

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	May 3, 2008	April 28, 2007
Cost of goods sold	$3,073	$3,018
Research and development	29,932	32,042
Selling and marketing	7,348	7,151
General and administrative	4,873	4,557
	$45,226	$46,768

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	May 3, 2008	April 28, 2007	May 3, 2008	April 28, 2007
Volatility	44%	45%	45%	—
Expected life (in years)	5.2	5.0	1.3	—
Risk-free interest rate	3.4%	4.6%	4.7%	—
Dividend yield	—	—	—	—
Weighted average fair value	$4.91	$7.71	$6.06	—

In developing estimates used in the adoption of SFAS 123R, the Company established the expected term for employee options and awards, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules.  Assumptions for option exercises and pre-vesting terminations of options were stratified by employee groups with sufficiently distinct behavior patterns.

Expected volatility under SFAS 123R was developed based on the average of the Company’s historical daily stock price volatility.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Note 9. Shareholders’ Equity

Stock Plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 353,671,071 common shares reserved for issuance thereunder as of May 3, 2008.  Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, an outside director was granted an option to purchase 30,000 common shares upon appointment to our Board of Directors. These options vested 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining 48 months. An outside director was also granted an option to purchase 6,000 common shares on the date of each annual meeting of the shareholders. These options vested one-twelfth per month over 12 months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan could be exercised prior to vesting. The Directors’ Plan was terminated in October 2007.

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). Under the 2007 Directors’ Plan, an outside director is granted an option to purchase 50,000 common shares upon appointment to our Board of Directors. These options vest 1/3rd on the one year anniversary of the date of grant and 1/3rd of the shares on each anniversary thereafter. An outside director who has served on the Board of Directors for the prior six months is also granted an option to purchase 12,000 common shares on the date of each annual meeting of the shareholders. These options vest 100% on the one year anniversary of the date of grant.

Under the Option Plan and the 2007 Directors’ Plan, the Company may also grant restricted stock awards, which may be subject to vesting and stock unit awards, which are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, had 41,871,612 common shares reserve for issuance thereunder as of May 3, 2008.  Under the Purchase Plan, employees are granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation.  Effective on May 30, 2007, offering and purchase periods begin on December 8 and June 8 of each year.  For the three months ended May 3, 2008, the Company recognized $9.9 million of stock-based compensation expense related to the activity under the Purchase Plan.  The Company did not issue any shares under the Purchase Plan in the three months ended May 3, 2008.  As of May 3, 2008, there was $23.7 million of unrecognized compensation cost related to the Purchase Plan.

Stock option activity under the Company’s stock option plans for the three months ended May 3, 2008 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price	Restricted Stock Outstanding
	(In thousands)		(In thousands)
Balance at February 2, 2008	109,158	$14.64	2,024
Options granted	9,134	$11.29	2,176
Options forfeited/canceled/expired	(2,978)	$19.40	(83)
Options exercised	(2,404)	$6.68	(275)
Balance at May 3, 2008	112,910	$14.41	3,842
Vested or expected to vest at May 3, 2008	104,443	$13.95	3,500
Exercisable at May 3, 2008	63,014	$10.57

Included in the preceding table are options for 1,483,800 common shares granted to certain officers at an exercise prices of $24.80 and $14.01 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2010.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at May 3, 2008 was $310.8 million and 6.4 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at May 3, 2008 was $292.1 million and 5.1 years, respectively.  The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of May 3, 2008.

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock vested and expected to vest as of May 3, 2008 was $46.7 million and 1.0 years, respectively.

Included in the table below is activity related to the nonvested restricted stock awards:

	Nonvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at February 2, 2008	2,111	$16.89
Granted	2,261	$11.24
Vested	(367)	$13.01
Canceled/Forfeited	(84)	$14.22
Balance at May 3, 2008	3,921	$13.76

The Company’s current practice is to issue new shares to satisfy share option exercises. As of May 3, 2008, compensation costs related to nonvested awards not yet recognized amounted to $376.2 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.5 years and 1.5 years, respectively.

The total tax benefit attributable to options exercised in the three months ended May 3, 2008 was $0.2 million and the excess tax benefits from stock-based compensation of $0.2 million as reported on the condensed consolidated statement of cash flows in financing activities.  Such excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Stock Award Activity

The Company has issued restricted stock awards to its employees under the Option Plan.  Such awards generally vest over a period of five years from the date of grant. The restricted stock awards have the voting rights of common shares and the shares underlying the restricted stock are considered issued and outstanding.  The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

The grant of restricted stock awards is deducted from the shares available for grant under the Option Plan.  Restricted stock activity under the Company’s stock option plans for the three months ended May 3, 2008 is summarized below (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Balance at February 3, 2008	87	$32.20
Restricted stock granted	85	10.88
Restricted stock forfeited	—	—
Restricted stock vested	(93)	12.73

Balance at May 3, 2008	79	$32.19

Based on the closing price of the Company’s stock of $13.33 on May 2, 2008, the total pretax intrinsic value of all outstanding restricted stock was $1.0 million.

Note 10. Income Taxes

For the three months ended May 3, 2008 and April 28, 2007, the Company’s effective tax rate was an income tax expense of 10.9% and an income tax expense of (12.7)%, respectively.  The income tax provision for these periods was affected by non-tax-deductible expenses such as SFAS 123R stock-based compensation expense, amortization of acquired intangibles and accrual of unrecognized tax benefits, interest and penalties associated with FIN 48.

Our total unrecognized tax benefits as of May 3, 2008 and February 2, 2008 were $114.3 million and $109.7 million, respectively. During the three months ended May 3, 2008, there was a reversal of a FIN 48 reserve due to the lapse of a statute of limitations in the amount of $0.8 million which includes penalty and interest.  However, overall there was a net $4.6 million increase in unrecognized tax benefits, penalties and interest during the three months ended May 3, 2008.  The net increase was primarily due to uncertain tax positions on our international structure.  If recognized, all of the FIN 48 liabilities recorded as of the date of adoption will impact the effective tax rate.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax provision. This policy did not change as a result of the adoption of FIN 48.

The Company conducts business globally and, as a result, one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Singapore, Japan, Taiwan, China, India, Germany, Israel, Netherlands, Switzerland, the United Kingdom, Canada, Malaysia, and the United States.  The Company is subject to foreign income tax examinations for years beginning with fiscal year 2002 and for U.S. income tax examinations beginning with fiscal year 2004.  The U.S. subsidiaries are currently under audit by the U.S. tax authorities for the fiscal years 2004, 2005 and 2006, which audit work is completed and the results are currently under review by the IRS national office.  The U.S. tax authorities are also reviewing employment taxes with regard to the re-measured stock options.  During the three months ended May 3, 2008, one of the Company’s foreign subsidiaries was notified by tax authorities that it would begin an income tax audit for fiscal years 2004, 2005 and 2006. The audit field work was completed just after May 3, 2008, with no adjustments to the 2004, 2005 and 2006 years as filed. The audit also covered the employment taxes with regard to the re-measured stock options, and the taxing authorities found that the employment taxes had been adequately provided.  The Company believes that it has adequately provided for all issues related to these examinations and the ultimate disposition of these matters is unlikely to have a material adverse affect on our consolidated financial position.

Note 11. Related Party Transactions

During fiscal 2008, the Company incurred $0.1 million expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to Marvell Semiconductor, Inc. (“MSI”) for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company’s Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja, and the Company’s Vice President of Sales for Communications and Consumer Business of MSI, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM. Expenses charged by ACM for business travel use of the aircraft are at a cost determined to be at fair market value.  There was no expense incurred in the first quarter of fiscal 2009 or 2008.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd. (“Marvell International”), entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties.  The Company recognized $1.2 million of revenue under the License Agreement with C2 Micro during the first quarter of fiscal 2009 and $30,000 of revenue during the first quarter of fiscal 2008.  As of May 3, 2008, the Company had a receivable of $0.8 million from C2Micro.  Dr. Sehat Sutardja, and Weili Dai, through their ownership and control of Estopia LLC (“Estopia”), are indirect shareholders of C2Micro.  Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer, Acting Chief Operating Officer and Chief Research and Development Officer, is also a shareholder of C2Micro.

On January 8, 2007, the Company, through Marvell International, entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”).  The Evaluation License Agreement has no consideration.  The Company also incurred $66,000 and $72,000 of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the semiconductor design business of UTStarcom, Inc. during the first quarter of fiscal 2009 and 2008, respectively.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon.  Ms. Dai is also a shareholder of VeriSilicon.

On September 6, 2007, the Company, through Marvell International, entered into a Technology Evaluation Agreement (the “Evaluation Agreement”) with Vivante Corporation (“Vivante”).  The Evaluation Agreement has no consideration.  On September 28, 2007, the Company also entered into a Memorandum of Understanding (“MOU”) with Vivante to set forth the main principles for a good faith negotiation of a license agreement.  The MOU has no consideration.  On October 31, 2007, the Company entered into a License Agreement with Vivante.  The License Agreement has substantially similar terms as other license agreements with other third parties.  The Company recorded $0.2 million of expense during the first quarter of fiscal 2009 in connection with the License Agreement with Vivante.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of Vivante.  In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante.  Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

On September 28, 2007, the Company, through Marvell International, entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which the Company licensed technology from Sonics.  The Technology Agreement has substantially similar terms as other license agreements with other third parties.  The Company paid $2.1 million under the Technology Agreement for the license and related maintenance during fiscal 2008.  Kuo Wei (Herbert) Chang, member of the Company’s Board of Directors and Mike Sophie, former member of the Company’s Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.  There was no expense incurred in the first quarter of fiscal 2009 or 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A  of the Securities Exchange Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation  that the rate of new orders and shipments will vary significantly from quarter to quarter; industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding the number of days in inventory, inventory levels and levels of accounts receivable; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our expectations regarding the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development; our expectation regarding the effect of auction rate securities on our working capital needs or other requirements; our expected cost savings from the restructuring in the fourth quarter of fiscal 2008;our expected results, cash flows, and expenses, including those related to research and development, sales and marketing and general and administrative; our intention to complete acquired in-process research and development projects; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our plan to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our expectations regarding our compliance with SEC periodic reporting requirements; our expectations regarding the impact of the restatement of our financial statements in connection with the internal review of our historic stock option granting practices; our plans regarding remediation of 2007 material weakness and expectations regarding the effectiveness of those remediation efforts; our plan regarding forward exchange contracts; and the effect of recent accounting pronouncements and changes in taxation rules. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; the outcome and impact of the litigation related to our historic stock option granting practices; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the risk that other remediation efforts will be insufficient to address our material weakness in internal controls and the outcome pending or future litigation and legal proceedings. Additional factors, which could cause actual results to differ materially, include those set forth in the following discussion, as well as the risks discussed in Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $40.8 million, including $16.0 million subsequently recognized when milestones were achieved.  This business designs and supplies chipsets for personal handy phone applications.  In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $288.0 million, including earnout payments of $35.0 million subsequently recognized during fiscal 2007 and fiscal 2008 based on the achievement of certain levels of revenue.  The printer semiconductor business of Avago designs and develops system-on-chip and system level solutions for both inkjet and laser jet printer systems.  In November 2006, we completed the acquisition of the communications and applications processor business of Intel Corporation for approximately $605.6 million.  The communications and applications processor business of Intel designs and develops cellular baseband processors for multi-mode, multi-band wireless handheld devices such as cellular handsets, PDAs and smartphones.  In addition, we have also completed several smaller acquisitions over the last three fiscal years.

We offer our customers a wide range of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our products can be utilized in a wide array of enterprise applications including hard disk drives, high-speed networking equipment, PCs, wireless local area network solutions for small office/home office and residential gateway solutions, and consumer applications such as cell phones, printers, digital cameras, MP3 devices, speakers, game consoles and PDAs.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2009 is comprised of 52 weeks and fiscal year 2008 was comprised of 53 weeks.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 2, 2008. There have been no material changes in any of our accounting policies during fiscal 2009.

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	May 3, 2008	April 28, 2007
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	48.4	51.6
Research and development and other	29.6	36.9
Selling and marketing	5.7	7.9
General and administrative	1.6	3.8
Amortization of acquired intangible assets	4.4	5.9
Total operating costs and expenses	89.7	106.0
Operating income (loss)	10.3	(6.0)
Interest and other income, net	0.4	0.2
Interest expense	(0.9)	(1.6)
Income (loss) before income taxes	9.8	(7.4)
Provision for income taxes	1.1	0.9
Net income (loss)	8.7%	(8.3)%

Three Months Ended May 3, 2008 and April 28, 2007

   Net Revenue

	Three Months Ended
	May 3, 2008	April 28, 2007	% Change
Net revenue	$804,075	$635,050	26.6%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns, allowances and rebates. The increase in net revenue in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 reflects an increase in volume shipments of our storage System-on-Chips (“SOCs”), cellular and handset products and wireless products.  The increase in net revenue was due to increased demand from our primary hard drive customers and the overall hard drive industry demand for notebook PC two and a half inch drives and consumer products markets, increased acceptance of our cellular and handset products and volume shipments of our wireless products in consumer applications.  Net revenue derived from development contracts increased in absolute dollars during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, but represented less than 10% of net revenue for each period.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue.  For the quarter ended May 3, 2008, one customer represented more than 10% of our net revenue, for a total of 21% of our net revenue.  For the quarter ended April 28, 2007, two customers each represented more than 10% of our net revenue, for a combined total of 27% of our net revenue.  No distributors accounted for more than 10% of our net revenue in the quarters ended May 3, 2008 and April 28, 2007.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States.  Sales to customers located in Asia represented 84% of our net revenue for the three months ended May 3, 2008 and April 28, 2007, respectively.  The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia.  Substantially all of our sales to date have been denominated in U.S. dollars.

Cost of Goods Sold

	Three Months Ended
	May 3, 2008	April 28, 2007	% Change
Cost of goods sold	$388,842	$327,417	18.8%
% of net revenue	48.4%	51.6%
Gross margin	51.6%	48.4%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation costs, excess and obsolescence provisions and purchase accounting adjustments.  Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue.  The increase in gross margin for the three months ended May 3, 2008 compared to the three months ended April 28, 2007 was primarily due to increased volume and reduced costs for cellular and handset products resulting from the transition of manufacturing to our fabrication partners.  In addition, gross margins for printer ASIC and wireless products improved as we experienced lower material and manufacturing costs due to volume efficiencies and yield improvements.  Our gross margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margins, product warranty costs and changes in the amount of development revenue recognized.

Research and Development and Other

	Three Months Ended
	May 3, 2008	April 28, 2007	% Change
Research and development and other	$238,475	$234,133	1.9%
% of net revenue	29.6%	36.9%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation expenses, prototype costs, contracted development work costs, depreciation and amortization expense, patent investigation and filings fees and allocated occupancy costs for these operations.

The increase in research and development expense in absolute dollars in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to net hiring of additional development personnel, which resulted in an increase in salary and related costs of $10.1 million.  Additionally, we incurred increased costs for depreciation and amortization expense of $3.7 million arising from purchases of property, equipment and technology licenses and an increase in allocated expenses of $2.1 million related to our expanding operations.  Partially offsetting the increases in research and development expense was decreased costs of $8.1 million for prototype and related product tape-out costs from the amounts incurred in the first quarter of fiscal 2008 related to our acquisition of the communications and applications processor business of Intel.  Additionally, stock based compensation expense decreased by $2.1 million.  Research and development related costs for the first quarter of fiscal 2009 was $233.4 million as compared to $231.0 million for the first quarter of fiscal 2008.

Selling and Marketing

	Three Months Ended
	May 3, 2008	April 28, 2007	% Change
Selling and marketing	$46,088	$50,392	(8.5)%
% of net revenue	5.7%	7.9%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations.  The decrease in selling and marketing expense in absolute dollars in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to lower salary and related expenses due to lower overall headcount of sales and marketing personnel.  Additionally, we incurred a decrease in other marketing costs of $2.6 million and a decrease in allocated overhead costs of $0.8 million.  Partially offsetting the decrease in selling and marketing expense was an increase in commissions of $1.5 million due primarily to  increased sales.

General and Administrative

	Three Months Ended
	May 3, 2008	April 28, 2007	% Change
General and administrative	$12,951	$23,988	(46.0)%
% of net revenue	1.6%	3.8%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation expenses, fees for professional services and allocated occupancy costs for these operations.  The decrease in absolute dollars in general and administrative expense in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was the result of $24.5 million of insurance recoveries for shareholder derivative, class action and related lawsuits received in the first quarter of fiscal 2009 partially offset by a $10.0 million settlement with the Securities and Exchange Commission (“SEC”) investigation regarding our historical stock option practices and related accounting matters.  Partially offsetting the decrease in general and administrative expense in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was a $2.9 million increase salary and related costs due to the net hiring of additional administrative personnel.

Amortization of Acquired Intangible Assets

	Three Months Ended
	May 3, 2008	April 28, 2007	% Change
Amortization of acquired intangible assets	$35,247	$37,320	(5.6)%
% of net revenue	4.4%	5.9%

In fiscal years 2007 and 2008, we made seven acquisitions in which we acquired intangible assets that are being amortized over their estimated economic lives of one to eight years.  The decrease in amortization of acquired intangible assets in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was due to amortization of intangible assets from certain acquisitions being fully amortized.

Interest and Other Income

	Three Months Ended
	May 3, 2008	April 28, 2007	% Change
Interest and other income	$3,192	$1,319	142.0%
% of net revenue	0.4%	0.2%

Interest and other income consist primarily of interest earned on cash, cash equivalents and short-term investment balances and other realized and unrealized gains and losses. The increase in interest and other income for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is primarily due to an increase in overall cash balances during the first quarter of fiscal 2009, partially offset by a reduction in interest rates.  The amount in fiscal 2008 also reflected a $4.9 million reserve for the full impairment of an equity investment in a private company.

Interest Expense

	Three Months Ended
	May 3, 2008	April 28, 2007	% Change
Interest expense	$(7,151)	$(9,975)	(28.3)%
% of net revenue	(0.9)%	(1.6)%

Interest expense consists primarily of interest paid on a term loan and capital lease obligations. The decrease in interest expense for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to lower interest rates and lower capital lease interest expense.

Provision for Income Taxes

	Three Months Ended
	May 3, 2008	April 28, 2007	% Change
Provision for income taxes	$8,574	$5,972	43.6%
% of net revenue	1.1%	0.9%

For the three months ended May 3, 2008 and April 28, 2007, our effective tax rate was an income tax expense of 10.9% and an income tax expense of  (12.7)%, respectively.   The effective tax rates are influenced by non-tax-deductible expenses, such as SFAS 123R stock based compensation expenses, amortization of acquired intangibles, and accounting for uncertain tax benefits under FIN 48.   The April 28, 2007 effective tax rate was also impacted by the pretax loss and the fact that a smaller proportion of profit was earned in low or zero tax jurisdictions.  Also, for the three months ended May 3, 2008, the effective tax rate was reduced slightly by the recognition of certain uncertain tax positions resulting from lapse of a statute of limitations.

Liquidity and Capital Resources

Our principal source of liquidity as of May 3, 2008 consisted of $773.6 million of cash, cash equivalents, restricted cash and short-term investments of which $24.5 million will be used in a legal settlement.  Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $130.2 million for the three months ended May 3, 2008 compared to $54.2 million for the three months ended April 28, 2007. The cash inflow from operations in the three months ended May 3, 2008 was primarily due to net income of $69.9 million and changes in working capital.  Non-cash charges for the three months ended May 3, 2008 included $35.2 million related to amortization of acquired intangible assets, $28.6 million of depreciation and amortization expense and $45.2 million of stock-based compensation.  A significant working capital change contributing to positive cash flow in the three months ended May 3, 2008 was the decrease in inventories of $55.9 million.  The decrease in inventories was primarily due to the completion of contractual obligations under the original supply agreement with Intel as well as concentrated efforts to reduce inventory levels.  The number of days in inventory increased to 87 days at the end of the first quarter of fiscal 2009 compared to 74 days at the end of the first quarter of fiscal 2008.  Also contributing to the increase in cash flows was a decrease in prepaid expenses and other assets of $32.5 million.  The decrease in prepaid expenses and other assets was primarily due to the utilization of prepaid foundry capacity and prepaid wafers.  In addition, accrued employee compensation increased $16.9 million due primarily to an increase in employee stock purchase plan contributions and the timing of accrued salary.

Significant working capital changes offsetting positive cash flows in the first three months of fiscal 2009 included a decrease in accounts payable of $63.1 million due to payments made on outstanding balances.  Accounts receivable increased $38.2 million due primarily to the timing of payments received from customers.  Days sales outstanding (“DSO”) increased to 41 days in the three months ended May 3, 2008 compared to 40 days for the three months ended April 28, 2007.  Many of our larger customers have regularly scheduled payment dates that fall immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.  Restricted cash increased $24.5 million due to proceeds from settlement with our directors’ and officers’ insurance carriers with the settlement requiring the proceeds to be used towards the consolidated derivative actions settlement and any future class action securities litigation settlement.  Also contributing to an increase in cash flow from operations was a decrease in accrued liabilities and other of $18.8 million.  The decrease in accrued liabilities and other was attributable to decreases in accrued sales rebates and accrued legal fees.

The cash inflow from operations in the three months ended April 28, 2007 was primarily due to changes in working capital. Non-cash charges in the three months ended April 28, 2007 included $37.3 million related to amortization of acquired intangible assets, $26.5 million of depreciation and amortization expense and $46.8 million of stock-based compensation.  A significant working capital change contributing to positive cash flow in the three months ended April 28, 2007 was the decrease in accounts receivable of $45.4 million primarily due to the timing of payments received from customers. Also contributing to an increase in cash flow from operations was an increase in accounts payable of $17.0 million, due to an overall increase in operating activities.

Significant working capital changes offsetting positive cash flows in the three months ended April 28, 2007 included a decrease in accrued liabilities and other of $26.4 million due primarily to application of a supply contract liability related to the acquisition of communications and applications processor business of Intel and an increase in inventories of $28.7 million due to the build up of inventory to support our increasing revenue as well as inventory purchase commitments from our acquisitions.

Net Cash Used in Investing Activities

Net cash used in investing activities was $16.9 million for the three months ended May 3, 2008 and $151.9 million for the three months ended April 28, 2007.  The net cash used in investing activities in the three month ended May 3, 2008 was due to purchases of property and equipment of $30.5 million and purchases of investments of $10.1 million, partially offset by sales and maturities of investments of $23.8 million.  The net cash used in investing activities in the three months ended April 28, 2007 was due to purchases of short-term investments of $108.0 million, purchases of property and equipment of $35.3 million and purchases of technology licenses of $15.7 million, partially offset by sales and maturities of short-term investments of $8.0 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $15.1 million for the three months ended May 3, 2008 while net cash used in financing activities was $5.8 million for the three months ended April 28, 2007.  In the three months ended May 3, 2008, net cash provided by financing activities was attributable to proceeds from the issuance of common shares under our stock option plans, partially offset by principal payments on capital lease and debt obligations.  In the three months ended April 28, 2007, net cash used in financing activities was attributable to principal payments on capital lease and debt obligations.  The proceeds from the issuance of common shares are primarily due to the exercises of stock options.  The increase in capital lease obligations was due to additional computer-aided design software licenses, which we acquired for use in our research and development activities.

Contractual Obligations and Commitments

In connection with the acquisition of the communications and application processor business of Intel, we entered into a product supply agreement with Intel.  Although we have met the contractual obligations under the original supply agreement and have transitioned certain products to our fabrication partners, we anticipate that we will continue to source certain legacy application processor cellular and handset inventory from Intel.  Under terms of an amendment to the supply agreement, we have committed to purchase a minimum number of wafers through December 2008.  As of May 3, 2008, we had non-cancellable purchase orders outstanding of $20.6 million.

Under our manufacturing relationships with our other foundries, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of May 3, 2008, these foundries had incurred approximately $173.3 million of manufacturing expenses on our outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005.  In return, we agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of May 3, 2008, payments totaling $174.2 million (included in prepaid expenses and other current assets and other noncurrent assets) had been made and approximately $134.2 million of the prepayment had been utilized as of May 3, 2008.  At May 3, 2008, there were no outstanding commitments under the agreement.

As of May 3, 2008, we had approximately $51.5 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

As a result of a facility consolidation in February 2002, we obtained a sublease on one of our facilities that had a non cancellable lease.  Actual sublease income has approximated estimated sublease income, but was less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease.  As of May 3, 2008, cash payments of $11.8 million, net of sublease income, have been made in connection with this sublease. Approximately $1.7 million remains accrued for this facilities consolidation charge as of May 3, 2008 of which $0.6 million is current and $1.1 million is long-term, payable through 2010.

In May 2006, we completed the acquisition of the printer semiconductor business of Avago. Under the terms of the acquisition agreement, we paid $249.6 million in exchange for certain assets and intellectual property of Avago and were committed to two additional contingent payments in cash of $10.0 million and $25.0 million upon the achievement of certain levels of revenue. In the third quarter of fiscal 2007, we recorded contingent consideration and additional goodwill for the first contingent payment of $10.0 million.  In the third quarter of fiscal 2008, we recorded the second contingent payment of $25.0 million based on achievement of certain level of revenue during fiscal 2008.

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

As of May 3, 2008, our investment portfolio included $42.2 million in par value of auction rate securities.  Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 to 30 years and whose interest rates are reset every seven to thirty five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.  Our auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program (“FFELP”), and are over-collateralized, insured and guaranteed by the United States Federal Department of Education.  All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by us, as the amount of securities submitted for sale in those auctions exceed the amount of bids.  The failures of the auctions are not believed to be a credit issue, but rather caused by a lack of liquidity.  Observable market prices were not available for the valuation of these investments. Accordingly, we used a discounted cash flow model to estimate the fair value of the auction rate securities as of May 3, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the credit worthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call premium and liquidity premium.  During the three month period ended May 3, 2008, we recorded a temporary impairment charge of $1.7 million calculated using a discounted cash flow model, in accumulated other comprehensive income, a component of shareholders’ equity.  When evaluating whether the impairment of the investments are temporary or other than temporary, we reviewed factors such as the length of time and extent to which fair value has been below cost basis and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

While the recent auction failures will limit our ability to liquidate these investments, we do not believe that the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.  We believe that we have the ability to hold these securities for a period longer than 12 months.  However, at the reporting date, it is not certain when liquidity will return to the markets, or if any other secondary markets will become available, we have continued to classify these auction rate securities in long-term investments as of May 3, 2008.

We will continue to evaluate the impact of these failed auctions on the fair value of our securities.  If the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record additional other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.  Further, if the fair value of these securities is determined to be other than temporarily impaired, we may be required to record a loss which could materially affect our results of operations and financial condition.

The following table summarizes our contractual obligations as of May 3, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2009	2010	2011	2012	2013	There- after	Total
	(remaining
	nine months)
Contractual obligations:
Operating leases	$40,731	$37,176	$26,983	$16,237	$9,371	$10,094	$140,592
Capital lease obligations	1,643	2,085	2,084	521	—	—	6,333
Purchase commitments to foundries	193,848	—	—	—	—	—	193,848
Capital purchase obligations	51,490	—	—	—	—	—	51,490
Long-term debt obligations	4,989	390,750	—	—	—	—	395,739
Total contractual cash obligations	$292,701	$430,011	$29,067	$16,758	$9,371	$10,094	$788,002

Included in operating lease commitments are lease payments for computer aided design software license agreements and airplane lease commitments.

Our total unrecognized tax benefits under FIN 48 as of May 3, 2008 and February 2, 2008 were $114.3 million and $109.7 million, respectively. There was an overall $4.6 million net increase in our unrecognized tax benefits, penalties and interest during the three months ended May 3, 2008 as discussed above in Note 10 – Income Taxes of the notes of our consolidated financial statements.  At this time, we are unable to make a reasonably reliable estimate of the amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

In November 2006, we borrowed $400.0 million from a group of lenders in the form of term loans to partially finance the acquisition of the communications and applications processor business of Intel.  The credit agreement contains customer covenants including financial covenants with which we were in compliance as of May 3, 2008.  We pay interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December.  The loan is repayable in November 2009.  We may repay the term loans in part or in full at any time without premium or penalty.

Prospective capital needs: We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from exercise of employee stock options will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.  However, we are named as defendants to several litigation actions and an unfavorable outcome in such actions could have a material adverse effect on our cash flows, including potential impacts to certain covenants under our existing credit agreement.  In the event that we may need or desire to raise additional funds to prepay our term loan obligation or consummate acquisitions of other businesses, assets, products or technologies, we could raise such funds by electing to sell equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. Our existing credit agreement however limits our ability to borrow additional funds as certain covenants would have to be met.

If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

Off-Balance Sheet Arrangements

As of May 3, 2008, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141 is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date.  It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  Among other changes, this statement also requires that any “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that SFAS 141R will have an impact on our financial position and results of operations, but the nature and magnitude of the impact will depend on the nature, terms and size of any future business combinations or adjustments to prior business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect SFAS 160 will have a significant impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We will adopt SFAS 161 in the first quarter of fiscal 2010 and do not anticipate that SFAS 161 will have a significant impact on our financial position and results of operations.

Related Party Transactions

During fiscal 2008, we incurred $0.1 million expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja and Vice President of Sales for Communications and Consumer Business of MSI, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. Dr. Sutardja and Weili Dai are husband and wife.  Expenses charged by ACM for business travel use of the aircraft are at a cost determined to be at fair market value.  There was no expense incurred in the first quarter of fiscal 2009 or 2008.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd. (“Marvell International”), we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties.  We recognized $1.2 million of revenue under the License Agreement with C2Micro during the first quarter of fiscal 2009 and recognized $30,000 of revenue during the first quarter of fiscal 2008.  As of May 3, 2008, we had a receivable of $0.8 million from C2Micro.  Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia LLC (“Estopia”), are indirect shareholders of C2Micro.  Kuo Wei (Herbert) Chang, a member of our board of directors, is a member of the Board of Directors of C2Micro and through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, our Vice President, Chief Technology Officer, Acting Chief Operating Officer and Chief Research and Development Officer, is also a shareholder of C2Micro.

On January 8, 2007, through Marvell International, we entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”).  The Evaluation License Agreement has no consideration.  We incurred $66,000 and $72,000 of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the semiconductor design business of UTStarcom, Inc. during the first quarter of fiscal 2009 and 2008, respectively.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon.  Ms. Dai is also a shareholder of VeriSilicon.

On September 6, 2007, through Marvell International, we entered into a Technology Evaluation Agreement (the “Evaluation Agreement”) with Vivante Corporation (“Vivante”).  The Evaluation Agreement has no consideration.  On September 28, 2007, we also entered into a Memorandum of Understanding (“MOU”) with Vivante to set forth the main principles for a good faith negotiation of a license agreement.  The MOU has no consideration.  On October 31, 2007, we entered into a License Agreement with Vivante.  The License Agreement has substantially similar terms as other license agreements with other third parties.  We recorded $0.2 million of expense during fiscal 2009 in connection with the License Agreement with Vivante.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of Vivante.  In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante.  Kuo Wei (Herbert) Chang, a member of our Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

On September 28, 2007, through Marvell International, we entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which we have licensed technology from Sonics.  The Technology Agreement has substantially similar terms as other license agreements with other third parties.  We paid $2.1 million under the Technology Agreement for the license and related maintenance during fiscal 2008.  Kuo Wei (Herbert) Chang, member of our Board of Directors, and Mike Sophie, former member of our Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.  There was no expense incurred in the first quarter of fiscal 2009 or 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of May 3, 2008 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Although auction rate securities generally have legally stated maturities in excess of one year, auction rate securities are presented below with an expected fiscal year maturity date beyond 5 years because of recent auction failures.  As a result, we believe that we have the ability to hold the securities for a period of longer than 12 months and thus have classified the auction rate securities based on the stated maturity date.

	Expected Fiscal Year Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Variable Rate	$—	$—	$—	$—	$—	$42,205	$42,205	$40,459
Average Interest Rate	—	—	—	—	—	2.69%	2.69%
Fixed Rate	$5,042	$—	$—	$—	$—	$—	$5,042	$5,058
Average Interest Rate	3.65%	—	—	—	—	—	3.65%

As of May 3, 2008, our investment portfolio included $42.2 million in par value of auction rate securities.  Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 to 30 years and whose interest rates are reset every seven to thirty five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.  Our auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, insured and guaranteed by the United States Federal Department of Education.  All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by us, as the amount of securities submitted for sale in those auctions exceed the amount of bids.  The failures of the auctions are not believed to be a credit issue, but rather caused by a lack of liquidity.  Due to the failure of auctions, we used a discounted cash flow model to estimate the fair value of the auction rate securities as of May 3, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the credit worthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call premium and liquidity premium.  During the three month period ended May 3, 2008, we recorded a temporary impairment charge of $1.7 million calculated using a discounted cash flow model, in accumulated other comprehensive income, a component of shareholders’ equity.  When evaluating whether the impairment of the investments are temporary or other than temporary, we reviewed factors such as the length of time and extent to which fair value has been below cost basis and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

While the recent auction failures will limit our ability to liquidate these investments, we do not believe that the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements.  We believe that we have the ability to hold these securities for a period longer than 12 months.  However, at the reporting date, it is not certain when liquidity will return to the markets, or if any other secondary markets will become available, we have continued to classify these auction rate securities in long-term investments as of May 3, 2008.

We will continue to evaluate the impact of these failed auctions on the fair value of our securities.  If the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record additional other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.  Further, if the fair value of these securities is determined to be other than temporarily impaired, we may be required to record a loss which could materially affect our results of operations and financial condition.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of May 3, 2008 would have an immaterial effect on our financial position, results of operations and cash flows.

Our term debt bears interest at the higher of the lender’s prime rate or 0.5% per annum above the federal funds effective rate, as defined in the agreement, plus a 1% margin.  In the case of eurodollar loans, amounts borrowed bear interest at a rate equal to the Adjusted London Interbank Offered Rate, or LIBOR, plus 2% margin.  Such margins are subject to reductions or increases depending on our future credit rating if obtained.  We pay interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December.  The interest rate as of May 3, 2008 was 5.2%.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations on these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of May 3, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and interim Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective because of the material weakness described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the Company’s Annual Report on Form 10-K for the year ended February 2, 2008, which the Company is still in the process of remediating. This material weakness is described below:

Control environment.     We did not maintain an effective control environment based on criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Specifically: (1) internal control deficiencies were not remediated in a timely manner as our management did not exercise the necessary rigor and commitment to internal control over financial reporting and senior management was unable to timely implement the planned remediation actions of the control deficiencies identified in fiscal 2007; (2) we did not maintain a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements; and (3) we did not maintain effective, timely and sufficient communication within our finance department and between our finance department and other departments of the Company.

These control deficiencies resulted in audit adjustments for the year ended February 2, 2008 relating to the valuation of intangible assets, valuation of goodwill in purchase accounting, completeness of litigation accrual, valuation of inventory, valuation of deferred tax assets, valuation of accounts receivable, certain other accounts and the related financial disclosures. Additionally, these control deficiencies could result in misstatements to substantially all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute a material weakness.

Because of this material weakness, which we are still in the process of remediating, management has concluded that we did not maintain effective internal control over financial reporting as of May 3, 2008, based on the criteria established in “Internal Control - Integrated Framework” issued by the COSO. We have undertaken the remediation steps described below, and in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report on Form 10-Q fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Implemented or Planned Remedial Actions of Material Weakness

Management is committed to and continues to make significant progress in reducing internal control deficiencies.  During the quarter ended May 3, 2008 and subsequent to that date, we implemented or plan to implement further remedial actions regarding the material weakness in internal control over financial reporting related to an ineffective control environment, specifically:

(1) We have identified the general nature of our deficiencies at February 2, 2008 and have already begun remediation efforts. We have developed a detailed remediation plan for internal control deficiencies and have already addressed a number of deficiencies during the quarter ended May 3, 2008.  We continue to address the remaining deficiencies with rigor and commitment and in accordance with our detailed plan. In addition, we have assessed controls over other processes that may be more susceptible to potentially material misstatements.

(2) A new Chief Financial Officer and Acting Chief Operating Officer was announced on May 29, 2008 to become effective June 23, 2008.  We continue to conduct a search for a new General Counsel and are planning to begin a search for a new Vice President of Compliance. The Vice President of Compliance will report directly to the Audit Committee of our Board of Directors.  We are actively strengthening our controls over the monthly closing and financial reporting processes by continuing to hire additional personnel with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. The hiring of additional, qualified personnel is critical to the building of a finance organization with the depth and breadth of knowledge to support our planned operations.

(3) We are actively enhancing communications through the design of formalized inter-departmental information exchanges on a recurring basis, and enhancements to the design of certain internal controls to enable a more detailed review process to occur on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering (“IPO”) on June 29, 2000. That lawsuit, which did not name us or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Exchange Act. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants us and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint, plaintiffs allege that the defendants violated various provisions of the Securities Act and the Exchange Act. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions have been consolidated and coordinated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against us and the underwriters. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving us is not one of the six cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases and have moved for class certification. Defendants’ motions to dismiss those new complaints were denied in part and granted in part. Plaintiffs have also moved for class certification in the six focus cases, which the defendants in those cases have opposed.

Section 16(b) Litigation.  On October 9, 2007, a purported Marvell shareholder filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short-swing trading, against our IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. We are named as a nominal defendant. No recovery is sought from us. At a status conference on April 28, 2008, the District Court ruled that the defendants’ motion to dismiss opening briefs are due on July 25, 2008; the plaintiff’s opposition brief will be due on September 8, 2008; the defendants’ reply briefs are due on October 23, 2008 when the District Court will consider setting a hearing date for the motions; and all discovery is stayed pending resolution of the defendants’ motions to dismiss.

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

On June 21, 2005, we filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees. The cross complaint was later amended to name two individual officers of Jasmine. On May 15, 2007, we filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine. Among other actions, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell to us technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights. The cross complaint seeks declaratory judgment that our technology does not incorporate any of Jasmine’s alleged technology. The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s alleged technology. We intend to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint. On June 13, 2007, Jasmine filed a demurrer to the fifth, sixth, and seventh causes of action of our second amended cross-complaint. The demurrer was heard on July 19, 2007 and denied. On August 3, 2007, Jasmine filed its answer to the second amended cross complaint. We thereafter filed our motion for summary adjudication on our fifth and sixth causes of action for declaratory relief seeking, among other things, a determination that Jasmine held no propriety interest in the “JSLIP” algorithm, which was one of the core technologies Jasmine asserts was misappropriated by Marvell. The motion was denied on November 14, 2007. However, in its opposition, Jasmine admitted that JSLIP had been taken from the work of a third party and is embodied in patents held by the University of California and Cisco Systems. These admissions are significant with respect to both Jasmine’s assertion of trade secret rights and any damages claimed by Jasmine.

In addition, on December 28, 2001 and January 7, 2002, the trial court issued a preliminary injunction precluding Jasmine from using, disclosing or disseminating the contents of a privileged communication between certain officers of Marvell and its counsel. The order granting injunctive relief was reversed by the California Court of Appeal, but review was granted by the California Supreme Court on a “grant and hold” basis pending the Court’s decision on a case involving closely related issues, Rico v. Mitsubishi Motors Corp. (2004) 116 Cal.App.4th 51. The effect of the California Supreme Court’s grant of review was to depublish the Court of Appeal’s decision. On December 13, 2007, the California Supreme Court ruled in the Rico v. Mitsubishi case in a manner consistent with the position asserted by us that attorney work product and attorney-client privileges are not waived by inadvertent disclosure of a privileged communication, and that any party receiving such information (i) is required to notify opposing counsel immediately; and (ii) may not read such document more closely than is necessary to determine it is privileged. Rico v. Mitsubishi Motors Corp. (2007) 42 Cal.4th 807. Following its decision in Rico v. Mitsubishi, on April 23, 2008, the California Supreme Court issued an order dismissing our petition for review.  As a result the decision of the Court of Appeal, which remains unpublished, became final.  The case will now proceed in the trial court, where we intend to vigorously assert our cross-claims and defenses.

CSIRO Litigation.  As of January 2007, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) is involved in three patent litigations in the Eastern District of Texas in which it has accused a number of wireless LAN system manufacturers, including some of our customers, of infringing CSIRO’s patent, U.S. Patent No. 5,487,069 (the “‘069 Patent”).  CSIRO’s claims of infringement relate to IEEE 802.11a, 802.11g and 802.11n wireless standards. As a result of CSIRO’s claims for patent infringement, a number of our customers have sought indemnification from us.  In response to these demands for indemnification, we have acknowledged the demands and incurred costs in response to them.

On May 4, 2007, we filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the ‘069 Patent is invalid and unenforceable and we and our customers do not infringe the ‘069 Patent. The complaint also seeks damages and a license for us and our customers on reasonable and non-discriminatory terms in the event that our 802.11a/g wireless LAN products are found to infringe and the ‘069 Patent is found to be valid and enforceable.

On July 3, 2007, we moved to intervene in the two actions described in the first paragraph above pending in the Eastern District of Texas, for the purposes of staying the actions as to products incorporating Marvell parts in favor of the separate action that we filed as described in the second paragraph above. Alternatively we moved to disqualify the firm of Townsend, Townsend and Crew from continuing to represent CSIRO because of a conflict of interest. CSIRO opposed these motions on August 3, 2007.

On August 3, 2007, CSIRO moved to dismiss our complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the first paragraph above. On October 24, 2007, the Court issued an order denying CSIRO’s motion to dismiss. The Court also denied our motions to stay/intervene/disqualify. We appealed the Court’s denial of the motions to stay/intervene/disqualify to the United States Court of Appeals for the Federal Circuit.  The hearing on our appeal is expected to be heard in the summer/fall of 2008.

 On December 5, 2007, CSIRO filed its answer to our complaint, as well as counterclaims against us for willful and deliberate infringement of the ‘069 Patent. CSIRO’s counterclaims included a claim for monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief.   On April 10, 2008, we filed a First Amended Complaint and First Amended Reply to CSIRO’s Answer and Counterclaims.  On April 23, 2008, CSIRO filed its Answer and Counterclaims to the First Amended Complaint.  On May 12, 2008, we filed a Reply and Affirmative Defenses to CSIRO’s amended counterclaims.

On May 22, 2008, Marvell filed a motion for summary judgment seeking to invalidate the ‘069 Patent on indefiniteness grounds.  The Court has not yet rendered a decision on Marvell’s motion.

The Claim Construction hearing is set for June 26, 2008. Trial for our declaratory judgment action is set to begin on May 10, 2010. CSIRO and we are currently engaging in discovery and motion practice.

Shareholder Derivative Litigation.  Between June 22, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California. Each of these lawsuits names us as a nominal defendant and a number of our current and former directors and officers as defendants. Each lawsuit seeks to recover damages purportedly sustained by us in connection with our option granting processes, and seeks certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative Litigation. The plaintiffs filed an amended and consolidated complaint on November 1, 2006. On January 16, 2007, we filed a motion to dismiss the consolidated complaint for lack of standing or, in the alternative, stay proceedings. On February 12, 2007, a new purported derivative action was filed in the United States District Court for the Northern District of California. Like In re Marvell Technology Group Ltd. Derivative Litigation, this lawsuit names us as a nominal defendant and a number of our current and former directors and officers as defendants. It seeks to recover damages purportedly sustained by us in connection with our option granting processes, and seeks certain corporate governance and internal control changes. On May 1, 2007, the court entered an order consolidating this lawsuit with In re Marvell Technology Group Ltd. Derivative Litigation.

On May 29, 2007, the Court entered an order staying discovery in this matter pending resolution of our motion to dismiss.

On January 25, 2008, the Court entered a stipulated order staying proceedings so that the parties could finalize a settlement that would resolve the actions. On or about March 5, 2008, the parties entered into a memorandum of understanding that tentatively settles and resolves the actions. The terms of the memorandum of understanding include certain corporate governance enhancements and an agreement by us to pay up to $16 million in plaintiffs’ attorneys’ fees, an amount less than the $24.5 million that we received from a recent settlement with our directors’ and officers’ liability insurers. This tentative settlement of the consolidated derivative actions requires court approval before it becomes final. We anticipate that the parties will finalize and submit formal settlement documentation to the court in the next few months for both preliminary and final approval.

Class Action Securities Litigation.  Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. The complaints allege that we and certain of our officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaints seek, on behalf of persons who purchased our common shares during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements. Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation. On August 16, 2007, plaintiffs filed a consolidated class action complaint. On October 18, 2007, we filed a motion to dismiss the consolidated class action complaint. The motion is fully briefed and was argued on February 15, 2008. We await the court’s order on this motion.

SEC and United States Attorney Inquiries.  In July 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our stock option grants and practices. We also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents. On April 20, 2007, we were informed that the SEC was conducting a formal investigation into this matter. On June 8, 2007 and July 3, 2007, we received document subpoenas from the SEC. On October 11, 2007, we received a “Wells Notice” from the staff of the SEC. Weili Dai, Vice President of Sales for Communications and Consumer Business of MSI, who is not an officer or director of Marvell, also received a “Wells” notice. The SEC staff also advised us that it is not at this time recommending enforcement action against any of our current officers or directors. The “Wells” notices indicated that the staff intended to recommend to the SEC that it bring civil actions against the recipients for injunctive relief and civil monetary penalties. We responded in writing to the “Wells Notice” and sought to reach a resolution of this matter before any action was filed.

On May 8, 2008, we announced that we had reached an agreement with the SEC to settle this matter.  Without admitting or denying the allegations in the SEC’s complaint, we agreed to settle the charges by consenting to a permanent injunction against any future violations of various provisions of the federal securities laws. We also will pay a civil penalty of $10 million in connection with the settlement.  On May 8, 2008, the SEC filed a complaint captioned SEC v. Marvell Technology Group, Ltd., et al., Case No. CV-08-2367-HRL, in the United States District Court for the Northern District of California.  We consent to entry of final judgment was also filed on May 8, 2008.  In a related agreement, Ms. Dai also entered into a settlement with the SEC.  Without admitting or denying the allegations in the SEC’s complaint, Ms. Dai consented to a permanent injunction against any future violations of various provisions of the federal securities laws, agreed not to serve as a director or officer of a public company for a period of five years, and will pay a civil penalty of $500,000.  The parties await the court’s entry of these final judgments.

This settlement concludes the SEC’s formal investigation of us with respect to our historical stock option granting practices and is pending final court approval.

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

On November 5, 2007, we filed a complaint against Wi-Lan in the United States District Court for the Northern District of California asking the court to find that it does not infringe three patents that Wi-Lan asserted against MSI in its December 21, 2006 letter. Two of these patents were not asserted against us in either of the two Texas litigations. These patents allegedly relate to Wideband Code Division Multiple Access technology. Also, we ask in the alternative that the Court find the patents invalid. Wi-Lan has filed a motion to dismiss, and Marvell filed its opposition to that motion on May 30, 2008.  We expect a ruling on that motion during the summer of 2008.  Wi-Lan has not filed its answer in this action. We will vigorously pursue this matter.

Fujitsu et al. Litigation.  On December 17, 2007, Fujitsu, Ltd., LG Electronics., Ltd., and U.S. Philips Corp., sued NETGEAR, Inc. in the United States District Court for the Western District of Wisconsin, alleging that NETGEAR’s 802.11 equipment infringed three United States patents allegedly owned individually by the plaintiffs.  On March 17, 2008, NETGEAR filed a third-party complaint against three companies, including Marvell Semiconductor, Inc., who allegedly supply 802.11 chips to NETGEAR.  In the third-party action, NETGEAR alleges that whatever damages and compensation it is required to pay as a result of the underlying patent infringement litigation, the alleged suppliers owe to NETGEAR.  We filed an answer and a motion to amend the schedule in the case on April 8, 2008.  The Court, on its own, adjusted the schedule to account for the new parties added to the litigation and moved the trial date to April 27, 2009.  We believe that we do not owe NETGEAR any payment resulting from NETGEAR’s use of Marvell 802.11 parts in NETGEAR products, and we also believe that none of the patents in suit is infringed by NETGEAR.  We intend to defend this litigation vigorously.

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

We have experienced significant changes in our management and our Board of Directors. In May 2007, our former Chief Financial Officer resigned and our Executive Vice President and Chief Operating Officer, who is one of our co-founders, resigned from those positions and as a member of our Board of Directors and continues to serve in a non-management role. Our current interim Chief Financial Officer, who joined us in January 2008, will become Acting Chief Operating Officer after our newly appointed Chief Financial Officer joins us later this month. Also, the general counsel of our U.S. operating subsidiary was terminated in March 2007. We have not yet recruited permanent replacements for our Chief Operating Officer and General Counsel positions, and if we cannot recruit qualified permanent replacements for such positions, our business may suffer. Moreover, we continue to search for new independent directors to fill the existing vacancies on our Board of Directors, and one of the independent directors currently on our Board of Directors joined our Board of Directors in October 2007. One of the independent directors will succeed Dr. Sehat Sutardja as Chairman of the Board. Although we will endeavor to implement any director and management transition as nondisruptive as possible, any such transition might impact our business, and give rise to uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. Our future success will depend to a significant extent on the ability of our management team to work together effectively. The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire and retain qualified management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward. If we are unable to attract and retain effective qualified replacements for our key executives and board of directors positions in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired.

A number of our current and former executive officers and directors have been named as parties to several purported class action and derivative action lawsuits relating to our historic option granting practices, and there is a possibility of additional lawsuits, all of which could require significant management time and attention and result in significant legal expenses.

We are subject to a number of consolidated shareholder derivative lawsuits brought purportedly on behalf of us against certain of our current and former executive officers and board members relating to our historic stock option grant practices. We are named as a nominal defendant in these lawsuits. The parties to these consolidated derivative lawsuits have reached a tentative settlement (as set forth above). In addition, consolidated putative shareholder class action lawsuits have been filed against us and certain of our officers and directors that allege violations of the federal securities laws in connection with our historic stock option granting practices. We and our current and former executive officers and board members may in the future be subject to additional litigation relating to our historic stock option granting practices. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with such lawsuits. The expenses associated with these lawsuits may be significant, the amount of time to resolve these lawsuits is unpredictable and defending these lawsuits may divert management’s attention from the day-to-day operations of our business, which could have a material adverse effect on our financial condition, business, results of operations and cash flows.

We have been named as a party to several purported class action and derivative lawsuits relating to our historic stock option granting practices, and we may be named in additional litigation, all of which could cause our business, financial condition, results of operations and cash flows to suffer.

We have been named as a nominal defendant in purported shareholder derivative actions that name a number of our current and former directors and officers as defendants and that seek to recover damages purportedly sustained by us in connection with our historic stock option granting practices. The parties in the consolidated derivative lawsuit have reached a tentative settlement (as set forth above). In addition, putative class actions have been filed against us and certain of our officers and directors that allege violations of the federal securities laws in connection with our historic option granting practices, which seek to recover damages. We and our current and former executive officers and board members may in the future be subject to additional litigation relating to our historic stock option granting practices. We cannot predict the outcome of these lawsuits. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in these litigations could exceed the proceeds obtained from a recent settlement and policy release with our directors and officers liability insurers and could have a material adverse effect on our business, financial condition, financial results, results of operations and cash flows, including potential impacts to certain covenants in our existing credit agreement.

Our tentative settlement of the consolidated shareholder derivative actions requires the court’s preliminary and final approval, and may not be approved by the court.

On or about March 5, 2008, the parties entered into a memorandum of understanding that tentatively settles and resolves the pending consolidated derivative action. This tentative settlement of the derivative actions requires court approval before it becomes final. The court may not preliminarily or finally approve the tentative settlement. If the court does not approve the tentative settlement, the parties might elect or be required to continue litigating the consolidated derivative actions.

Matters related to the internal review of our historic stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, and could have a negative impact on our reputation, business, financial condition and financial results.

Our historic stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see the discussion included in Part II, Item 1 — “Legal Proceedings” of this Quarterly Report on Form 10-Q as well as the other risk factors related to litigation set forth in this section. We may become the subject of additional private or government actions regarding these matters in the future. We have provided the results of our internal review to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard responded to formal and informal requests for documents and additional information. As discussed above, the SEC conducted first an informal and then a formal investigation of our historic stock option grant practices. On May 8, 2008, we announced that we had reached an agreement with the SEC to settle this matter. In a related agreement, Weili Dai also entered into a settlement with the SEC. The parties are awaiting the court’s entry of the final judgments. Although this settlement will conclude the SEC’s formal investigation of us with respect to our historic stock option granting practices, we cannot be certain regarding the outcome of any other unresolved litigation, regulatory proceedings and government enforcement actions relating to our historic stock option granting practices. The resolution of these matters has been and will be time consuming and expensive, and may require the time and attention of our management. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the shareholder litigation, as well as the government investigations of our historic stock option granting practices and any subsequent litigation. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows. Moreover, ongoing government investigations, and the pending shareholder derivative and class action litigation could have a negative impact on our relationships with customers, suppliers and business partners, our ability to generate revenue, our ability to obtain director and officer insurance coverage, our ability to attract and retain employees, officers, and directors, our ability to access debt and equity markets, customer and investor confidence in our board and management, and our revenue, net income, expenses, results of operations, profitability, earnings-per-share, and cash flows.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our IPO on June 29, 2000. That lawsuit, which did not name us or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their investment clients in violation of Section 10(b) of the Exchange Act. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants Marvell and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the

Securities Act and the Exchange Act in the course of our IPO. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been coordinated with hundreds of other similar lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against us and the underwriters and us as to alleged violations of section 11 of the Securities Act and section 10(b) of the Exchange Act. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving us is not one of the six cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final court approval. On June 25, 2007, the court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases and have moved for class certification. On December 21, 2007, defendants in the six focus cases filed briefs opposing plaintiffs’ motion for class certification. The court has indicated it will likely hear the motion for class certification in May 2008. The parties have also fully briefed a motion to dismiss by defendants in the six focus cases; the court has not yet set a hearing date for that motion. The parties have also briefed a motion for class certification but no hearing date has been set by the court. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the integrated circuit industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of additional securities litigation. Any securities litigation could result in substantial costs, could divert the attention and resources of our management, and could have a material adverse effect on our reputation, business, financial condition, financial results, results of operations and cash flows.

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

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and continuing into the first and second quarter of calendar 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

As of May 3, 2008, our investment portfolio included $42.2 million in par value of auction rate securities.  Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 to 30 years and whose interest rates are reset every seven to thirty five days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.  Our auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program, or FFELP, and are over-collateralized, insured and guaranteed by the United States Federal Department of Education.  All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by us, as the amount of securities submitted for sale in those auctions exceed the amount of bids.  The failures of the auctions are not believed to be a credit issue, but rather caused by a lack of liquidity.  Due to the failure of auctions, we used a discounted cash flow model to estimate the fair value of the auction rate securities as of May 3, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the credit worthiness of the issuer and the rate of return required by investors to own these securities in the current environment, including call premium and liquidity premium.  During the three month period ended May 3, 2008, we recorded a temporary impairment charge of $1.7 million calculated using a discounted cash flow model, in accumulated other comprehensive income, a component of shareholders’ equity.  When evaluating whether the impairment of the investments are temporary or other than temporary, we reviewed factors such as the length of time and extent to which fair value has been below cost basis and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

While the recent auction failures will limit our ability to liquidate these investments, we do not believe that the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.  We believe that we have the ability to hold these securities for a period longer than 12 months.  However, at the reporting date, it is not certain when liquidity will return to the markets, or if any other secondary markets will become available, we have continued to classify these auction rate securities in long-term investments as of May 3, 2008.

We will continue to evaluate the impact of these failed auctions on the fair value of the securities.  If the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.  Further, if the fair value of these securities is determined to be other than temporarily impaired, we may be required to record a loss which could materially affect our statement of operations.

There are numerous risks with our acquisition of the communications and application processor business of Intel.

We face significant challenges in connection with the integration of the Intel communications and application processor business of Intel that we acquired in November 2006. The integration of the communications and application processor business of Intel could prove to be more difficult than we originally anticipated, which could increase our total direct costs associated with the acquisition. Moreover, this acquisition could fail to produce anticipated benefits, or could result in unforeseen liabilities or expenses such as future impairment charges of acquired assets and goodwill or other adverse effects that we currently do not foresee, which could harm our business and operating results.

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

In November 2006, we completed our acquisition of the communications and application processor business of Intel. We also completed several smaller acquisitions over the last three fiscal years.

Such acquisitions, as well as acquisitions in the future, could materially harm our operating results or liquidity as a result of possible concurrent issuances of dilutive equity securities or payment of cash. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. It may also be necessary for us to take other financial charges and reserves as a result of acquisitions, such as inventory write-downs. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which had carrying values of approximately $2.4 billion as of May 3, 2008. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We have made and may continue to make acquisitions and investments which could divert management’s attention, cause ownership dilution to our shareholders, be difficult to integrate and adversely affect our financial results.

We expect to continue to make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market segment coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance or joint venture opportunities, or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management’s attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets, or other unanticipated events or circumstances, any of which could harm our business. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

Our ability to realize the expected benefits of our acquisition of the communications and application processor business of Intel  and to eliminate the operating losses of that business will depend in large part on our ability to arrange for or maintain more cost-effective production of that business’ products, either through the recently completed transition of the manufacturing of certain products from Intel to third-party foundries or through continuing arrangements with Intel for certain legacy products, increase the gross margin of those products, and retain the business’ relationship with its principal customers, along with other matters described above relating to our ability to integrate effectively the acquired business and its technologies, operations and personnel.

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

We receive a significant amount of our revenues from a limited number of customers. For the quarter ended May 3, 2008, one customer accounted for more than 10% of our net revenue, for a total of 21% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

The rapidly changing nature of the markets in which we sell our products limits our ability to accurately forecast quarterly and annual sales. Additionally, because many of our expenses are fixed in the short term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If our sales do not increase as anticipated, significant losses could result due to our higher expense levels. For example, although in fiscal years 2006 and 2007 we expanded our staffing and increased our expense levels in anticipation of future sales growth, in the fourth quarter of fiscal 2008, we implemented a plan to reduce operating expenses and help meet financial targets with a worldwide reduction in force of approximately 438 employees, or approximately 8% of our total workforce. We expect cost savings from this restructuring to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts.

Our financial and operating results may vary which may cause the price of our common shares to decline.

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

•                  effective and timely update of equipment and facilities as required for leading edge production capabilities; and

•                  our ability to realize the benefits expected from our recent acquisitions, including our acquisition of the Intel communications and application processor business of Intel.

Due to fluctuations in our quarterly operating results and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. On average, technology companies have been subject to a greater number of securities class action claims than companies in many other industries as a result of stock price volatility. If our stock price is volatile, we may become involved in this type of litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, we have experienced periods of rapid growth and expansion. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,320 employees, as of May 3, 2008. Nonetheless, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our operating results.

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

Although we use several independent foundries to manufacture substantially all of our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it may be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in revenues, net income and cash flow.

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

We have substantial operations, including approximately 20% of our workforce as of the first quarter ended May  3, 2008, in Israel. These operations are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt these operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the ongoing situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of our operations in Israel.

We rely on third-party distributors and manufacturers’ representatives and the failure of these distributors and manufacturers’ representatives to perform as expected could reduce our future sales.

We sell many of our products to customers through distributors and manufacturers’ representatives. Our relationships with some of our distributors and manufacturers’ representatives have been established within the last two years, and we are unable to predict the extent to which our distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives also market and sell competing products. Our distributors and manufacturer’s representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current distributors or manufacturers’ representatives or recruit additional or replacement distributors or manufacturers’ representatives, our sales and operating results will be harmed. The loss of one or more of our distributors or manufacturers’ representatives could harm our sales and results of operations. We generally realize a higher gross margin on direct sales and from sales through manufacturers’ representatives than on sales through distributors. Accordingly, if our distributors were to account for an increased portion of our net sales, our gross margins may decline.

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

As of May 3, 2008, the aggregate principal amount of our total consolidated debt was $393.8 million. Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, make acquisitions and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend those financial covenants. A default and acceleration under one debt instrument may also trigger cross-acceleration under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could result in the lenders requiring us to repay the debt, and could make it more difficult for us to obtain additional debt financing arrangements, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our U.S. headquarters located in Santa Clara California, building in Singapore, buildings in Malaysia, buildings in Switzerland and buildings in Shanghai, China subject us to the risks of owning real property, including:

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

As of May 3, 2008, our executive officers and directors beneficially owned or controlled, directly or indirectly, approximately 19.3% of our outstanding common shares. Additionally, Dr. Sehat Sutardja, our Chief Executive Officer, and Weili Dai, who serves as our Vice President of Sales for Communications and Consumer Business of MSI, are husband and wife and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer, Acting Chief Operating Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 19.3% of our outstanding common shares as of May 3, 2008. As a result, if the directors and officers as a group or any of Dr. Sehat Sutardja, Weili Dai and Dr. Pantas Sutardja act together, they will significantly influence the election of our directors and the approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these officers, directors and others could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 84% of our net revenue in the fiscal quarter ended May 3, 2009, 84% of our net revenue in fiscal 2008 and 89% of our net revenue in fiscal 2007.

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

Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs will increase the cost of such operations, which could harm our results of operations. For example, we have large fixed costs in Israel, which become relatively greater if the U.S. dollar declines in value versus the Israeli shekel. On January 27, 2007, the U.S. dollar - Israeli shekel exchange ratio was 4.25, but on May 3, 2008, this exchange ratio had fallen to 3.45. On the other hand, because substantially all of our sales to date have been denominated in U.S. dollars, increases in the value of the U.S. dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, potentially leading to a reduction in sales and profitability for us in that country. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in exchange rates for those foreign currencies.

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

Qualification is typically followed by an extended development period by our customers and an additional three to nine month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist customers in implementing our products into the customers’ products. We incur significant research and development, selling and marketing, general and administrative expenses as part of this process, and this process may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in its storage product, the customer generally uses solely that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product, we will be unable to sell our integrated circuit to a customer until that customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, the customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier.

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

Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the integrated circuit industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. From time to time our subsidiaries and customers receive, and may continue to receive in the future, notices that allege claims of infringement, misappropriation or misuse of the intellectual property rights of third parties. For example, in recent years, multiple claims have been made against our subsidiaries and our customers related to standards-based technologies such as wireless local area networking. In addition, we have certain patent licenses with third parties that are up for renewal in calendar year 2009, and if we cannot successfully renew these licenses, our subsidiaries and customers could face claims of infringement. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorneys fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:

•                  stop selling, offering for sale, making, having made or exporting products or using technology that contains the allegedly infringing intellectual property;

•                  limit or restrict the type of work that employees involved in such litigation may perform for us;

•                  pay substantial damages and/or license fees and/or royalties to the party claiming infringement that could adversely impact our liquidity or operating results;

•                  attempt to obtain or renew licenses to the relevant intellectual property, which licenses may not be available on reasonable terms or at all; and

•                  attempt to redesign those products that contain the allegedly infringing intellectual property.

For example, one of our subsidiaries is a named third-party defendant in a patent infringement lawsuit against NETGEAR filed in Wisconsin by Fujitsu Limited, LG Electronics and U.S. Philips Corp.  In addition, three of our subsidiaries filed an action in Texas against CSIRO seeking a declaratory judgment that CSIRO’s patent is invalid and unenforceable and that our subsidiary does not infringe the CSIRO patent.  Furthermore, one of our subsidiaries is a named defendant in a patent infringement lawsuit, also in Texas, filed by Wi-Lan, a Canadian company, which likewise alleges that its asserted patents are infringed.  Finally, one of our subsidiaries has filed an action in California against Wi-Lan asking the court to find that Marvell’s products do not infringe certain Wi-Lan patents.  We believe that our subsidiaries do not infringe any of the asserted Fujitsu, CSIRO or Wi-Lan patents, and we will vigorously defend ourselves in these matters.

Marvell and/or its subsidiaries are also parties to other claims and litigation proceedings arising in the normal course of business. The impact on us as a result of such claims and litigation cannot currently be ascertained. Any litigation, regardless of the outcome, is time-consuming and expensive to resolve and can divert management time and attention. There can be no assurance that these matters will be resolved in a manner that is not adverse to our business, financial condition, results of operations or cash flows.

Our intellectual property indemnification practices may adversely impact our business.

Some of our contracts require our subsidiaries to indemnify customers under certain circumstances for various costs and damages of intellectual property infringement. This practice may subject our subsidiaries to significant indemnification claims by our customers or others for the payment of legal expenses and damages should a court find infringement. In the past, our subsidiaries have received notice from customers informing them that they have received allegations from certain patent holders that the inclusion of our chipsets into our customer’s products requires the payment of patent license fees. We cannot assure you that such claims will not be pursued or that these claims, if pursued, would not harm our business.  For example, customers have requested our subsidiaries to indemnify them in connection with a patent infringement lawsuits filed in Texas by CSIRO. Similarly, certain customers have asked one of our subsidiaries to indemnify them in connection with patent infringement lawsuits filed in Texas by Wi-Lan.  In addition, NETGEAR has filed suit against one of our subsidiaries in Wisconsin demanding that its component suppliers, including one of our subsidiaries, indemnify NETGEAR for damages stemming from the patent lawsuit filed by Fujitsu.

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

During fiscal 2007, our Switzerland subsidiary received from both the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration a ten-year tax holiday on design and research centre and wafer supply trading activity revenues earned in Switzerland.  Each jurisdiction has separate requirements that need to be met such as the ten-year business requirement and investment in head count, intellectual property, office equipment, software and other expense items.  If the requirements are not met, there would be tax dollars to be paid which may affect our financial results.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On May 22, 2008, we announced that we currently plan to hold our 2008 annual general meeting of shareholders at 3:30 p.m. Pacific time, on Friday, July 11, 2008, at the Hyatt Regency Hotel, Santa Clara Convention Center, 5101 Great America Parkway, Santa Clara, California 95054. Shareholders of record as of the close of business on May 23, 2008 are entitled to notice of and vote at the annual general meeting of shareholders.

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

MARVELL TECHNOLOGY GROUP LTD.

June 6, 2008	By:	/s/ GEORGE DE URIOSTE
Date		George de Urioste
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of George de Urioste, Interim Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of George de Urioste, Interim Chief Financial Officer

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