Form 10-Q
period 2008-08-02
MARVELL TECHNOLOGY GROUP LTD
filed 2008-09-10
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of common shares of the registrant outstanding as of August 31, 2008 was 610,937,198 shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 2, 2008	February 2, 2008

ASSETS
Current assets:
Cash and cash equivalents	$859,309	$615,648
Restricted cash	24,500	—
Short-term investments	5,089	15,254
Accounts receivable, net	470,646	332,020
Inventories	326,924	419,494
Prepaid expenses and other current assets	78,587	105,809
Deferred income taxes	15,516	15,516
Total current assets	1,780,571	1,503,741
Property and equipment, net	412,988	416,241
Long-term investments	40,293	45,628
Goodwill	1,994,068	1,994,068
Acquired intangible assets, net	363,538	433,809
Other non-current assets	132,627	157,107
Total assets	$4,724,085	$4,550,594
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$237,039	$231,135
Accrued liabilities	84,770	122,961
Accrued employee compensation	132,859	118,101
Income taxes payable	37,008	39,132
Deferred income	62,005	69,420
Current portion of capital lease obligations	1,933	2,463
Total current liabilities	555,614	583,212
Capital lease obligations, net of current portion	3,363	4,238
Non-current income taxes payable	116,481	108,543
Term loan obligations, long-term portion	288,750	390,750
Other long-term liabilities	53,185	52,332
Total liabilities	1,017,393	1,139,075
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares	1,221	1,200
Additional paid-in capital	4,256,384	4,100,659
Accumulated other comprehensive income (loss)	(1,264)	615
Accumulated deficit	(549,649)	(690,955)
Total shareholders’ equity	3,706,692	3,411,519
Total liabilities and shareholders’ equity	$4,724,085	$4,550,594

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 2, 2008	July 28, 2007	August 2, 2008	July 28, 2007
Net revenue	$842,575	$656,711	$1,646,650	$1,291,761
Operating costs and expenses:
Cost of goods sold	405,913	335,530	794,755	662,947
Research and development and other	249,714	236,194	488,189	470,327
Selling and marketing	41,834	53,942	87,922	104,334
General and administrative	30,989	33,775	43,940	57,763
Amortization of acquired intangible assets	34,988	37,293	70,235	74,613
Total operating costs and expenses	763,438	696,734	1,485,041	1,369,984
Operating income (loss)	79,137	(40,023)	161,609	(78,223)
Interest and other income, net	2,469	3,128	5,661	4,447
Interest expense	(5,159)	(9,942)	(12,310)	(19,917)
Income (loss) before income taxes	76,447	(46,837)	154,960	(93,693)
Provision for income taxes	5,080	9,619	13,654	15,591
Net income (loss)	$71,367	$(56,456)	$141,306	$(109,284)
Net income (loss) per share:
Basic	$0.12	$(0.10)	$0.23	$(0.19)
Diluted	$0.11	$(0.10)	$0.22	$(0.19)
Weighted average shares:
Basic	606,860	587,534	604,041	587,480
Diluted	637,832	587,534	631,091	587,480

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	August 2, 2008	July 28, 2007
Cash flows from operating activities:
Net income (loss)	$141,306	$(109,284)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56,650	52,420
Stock-based compensation	92,853	105,664
Amortization of acquired intangible assets	70,235	74,613
Gain from sale of asset under construction	—	(5,122)
Fair market value adjustment to Intel inventory sold	(10,757)	(77,641)
Interest expense related to supply contract	—	3,023
Excess tax benefits from stock-based compensation	(494)	(235)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Restricted cash	(24,500)	—
Accounts receivable	(138,626)	(28,702)
Inventories	103,327	(88,748)
Prepaid expenses and other assets	42,810	53,992
Accounts payable	5,878	22,334
Accrued liabilities and other	(33,999)	(26,199)
Accrued employee compensation	9,995	855
Income taxes payable	5,814	3,928
Deferred income	(7,415)	8,318
Net cash provided by (used in) operating activities	313,077	(10,784)
Cash flows from investing activities:
Cash paid in acquisitions, net	—	(8,279)
Purchases of investments	(10,172)	(113,651)
Sales and maturities of investments	23,793	50,021
Purchases of technology licenses	(1,250)	(16,850)
Purchases of property and equipment	(46,532)	(64,513)
Proceeds from sale of asset under construction	—	5,122
Net cash used in investing activities	(34,161)	(148,150)
Cash flows from financing activities:
Proceeds from the issuance of common shares	67,656	2,681
Principal payments on capital lease and debt obligations	(103,405)	(7,811)
Excess tax benefits from stock-based compensation	494	235
Net cash used in financing activities	(35,255)	(4,895)
Net increase (decrease) in cash and cash equivalents	243,661	(163,829)
Cash and cash equivalents at beginning of period	615,648	568,008
Cash and cash equivalents at end of period	$859,309	$404,179

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

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2009 is comprised of a 52-week period and fiscal 2008 was comprised of a 53-week period.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of August 2, 2008, the results of its operations for the three and six months ended August 2, 2008 and July 28, 2007, and its cash flows for the six months ended August 2, 2008 and July 28, 2007. The February 2, 2008 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended February 2, 2008 included in the Company’s Annual Report on Form 10-K as filed on March 28, 2008 with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended August 2, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance based compensation, uncollectible receivables, inventory excess and obsolescence, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the limited customer base located primarily in the Far East, are substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluation of its customers’ financial condition and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the account receivable balances and current economic conditions that may affect a customer’s ability to pay.

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

Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process since its implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” because the fair value of the reporting unit has exceeded its net book value at every measurement date.

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

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Under these provisions, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of the Company’s sales are made through distributors under agreements allowing for price protection and limited rights of return on product unsold by the distributors. Although title passes to the distributor upon shipment terms and payment by the Company’s distributors is not contingent on resale of the product, product revenue on sales made through distributors with rights of return and price protection is deferred until the distributors sell the product to end customers because the Company’s selling price is not fixed and determinable and the Company is not able to estimate future returns.  The Company does not believe that there is any significant exposure related to impairment of deferred cost of sales, as its historical returns have been minimal and inventory turnover for its distributors generally ranges from 60 to 90 days.  The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time it also may request a customer to accept a shipment of product before its original requested delivery date, in which case, revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be “reasonably assured” or fixed and determinable if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

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

Research and development and other

Research and development and other costs consist of $249.7 million and $236.2 million of research and development costs for the three months ended August 2, 2008 and July 28, 2007, respectively, and includes $4.1 million and $4.1 million of costs related to patent investigation and filings for the three months ended August 2, 2008 and July 28, 2007, respectively.

Research and development and other costs consist of $488.2 million and $470.3 million of research and development costs for the six months ended August 2, 2008 and July 28, 2007, respectively, and includes $9.2 million and $7.1 million of costs related to patent investigation and filings for the six months ended August 2, 2008 and July 28, 2007, respectively.  Research and development costs are expensed as incurred.

Stock-based compensation

The Company makes share-based payment awards to its employees and directors that are fully described in Notes 8 and 9. The stock-based compensation expenses are recorded in accordance with SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”).

Accounting for income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the income tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered or settled, a difference between the tax basis of an asset or liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or assets are recovered, hence giving rise to a deferred tax liability or asset, respectively. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company establish a valuation allowance. The Company accounts for uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Tax Positions” (“FIN 48”). The Company classifies accrued interest and penalties as part of the accrued FIN 48 liability and records the expense within the provision for income taxes.

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

Note 2. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and any estimate or contingent consideration measured at their fair value at the acquisition date.  It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs be recognized separately from the acquisition and expensed as incurred.  Among other changes, this statement also requires that any “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that SFAS 141R will have an impact on its financial position and results of operations, but the nature and magnitude of the impact will depend on the nature, terms and size of any future business combinations or adjustments to prior business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  The objective of SFAS 160 is to improve the relevance, comparability and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS 160 will have a significant impact on its financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”),” to partially defer SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  FSP157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not believe the adoption of FSP157-2 will have a material impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will adopt SFAS 161 in the first quarter of fiscal 2010 and does not anticipate that SFAS 161 will have a significant impact on its financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not anticipate that FSP FAS 142-3 will have a significant impact on its financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS 162 will have a significant impact on its financial position and results of operations.

Note 3. Supplemental Financial Information

Available-for-sale investments (in thousands)

	As of August 2, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Federal debt securities	$5,088	$1	$—	$5,089
Total short-term investments	$5,088	$1	$—	$5,089

Long-term investments:
Auction rate securities	$42,150	$—	$(1,857)	$40,293
Total long-term investments	$42,150	$—	$(1,857)	$40,293
Total available-for-sale securities	$47,238	$1	$(1,857)	$45,382

	As of February 2, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Federal debt securities	$15,231	$23	$—	$15,254
Total short-term investments	$15,231	$23	$—	$15,254

Long-term investments:
Auction rate securities	$45,628	$—	$—	$45,628
Total long-term investments	$45,628	$—	$—	$45,628
Total available-for-sale securities	$60,859	$23	$—	$60,882

As of August 2, 2008, the Company’s investment portfolio included $42.2 million in par value of auction rate securities.  Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 to 30 years and whose interest rates are reset every 7 to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The Company’s auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program and are over-collateralized, insured and guaranteed by the United States Federal Department of Education (the “DOE”).  All auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase and their current ratings are still within the guidelines of the Company’s investment policy.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by the Company, as the amount of securities submitted for sale in those auctions exceed the amount of bids.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Observable market prices were not available for the valuation of these investments.  Accordingly, the Company used a discounted cash flow model to estimate the fair value of the auction rate securities as of August 2, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment considering the guarantees by the DOE of the underlying student loans, guarantees by other third parties, additional credit enhancements included in the securities, and the rate of return required by investors to own these securities in the current environment.  Utilizing these assumptions, the Company found that its auction rate securities had a fair value of $40.3 million, which indicated an impairment of approximately $1.9 million. During the six months ended August 2, 2008, the Company recorded a temporary impairment charge for this amount in accumulated other comprehensive (loss), a component of shareholders’ equity.  When evaluating whether the impairment is temporary or other than temporary, the Company reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market value.  The Company specifically noted that it had approximately 5% of its total cash invested in these auction rate securities, a cash balance of approximately $859.3 million in investments other than auction rate securities, and that the Company continues to generate positive cash flow on a quarterly basis.

While the recent auction failures limit the Company’s ability to liquidate these investments, the Company does not believe that the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements, and that it has the ability to hold these securities for a period longer than 12 months.  However, at the reporting date, it is not certain when liquidity will return to the markets or if any other secondary markets will become available, and the Company has continued to classify its auction rate securities in long-term investments as of August 2, 2008.

The Company will continue to evaluate the impact of these failed auctions on the fair value of its auction rate securities.  If the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, the Company may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect its results of operations and financial condition.

The contractual maturities of available-for-sale debt securities at August 2, 2008 and February 2, 2008 are presented in the following table (in thousands):

	August 2, 2008		February 2, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,088	$5,089	$15,231	$15,254
Due between one and five years	—	—	—	—
Due over five years	42,150	40,293	45,628	45,628
	$47,238	$45,382	$60,859	$60,882

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	August 2, 2008
	Less than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$40,293	$1,857	$40,293	$1,857
Total securities	$40,293	$1,857	$40,293	$1,857

Inventories (in thousands)

	August 2, 2008	February 2, 2008
Work-in-process	$207,266	$270,449
Finished goods	119,658	149,045
	$326,924	$419,494

Prepaid expenses and other current assets (in thousands)

	August 2, 2008	February 2, 2008
Prepayments for foundry capacity	$18,400	$23,200
Prepayments for wafers	—	13,938
Receivable from foundry	13,344	10,240
Other	46,843	58,431
	$78,587	$105,809

Property and equipment, net (in thousands)

	August 2,	February 2,
	2008	2008
Property and equipment:
Machinery and equipment	$331,534	$315,797
Computer software	74,973	72,736
Furniture and fixtures	22,941	22,303
Leasehold improvements	34,001	33,659
Buildings	107,601	105,091
Building improvements	44,686	44,340
Land	71,198	61,096
Construction in progress	36,817	32,287
	723,751	687,309
Less: Accumulated depreciation and amortization	(310,763)	(271,068)
	$412,988	$416,241

Other non-current assets (in thousands)

	August 2, 2008	February 2, 2008
Long term prepayments for foundry capacity	$15,600	$22,800
Cost investments in private companies	7,058	7,058
Severance fund	48,981	50,235
Technology licenses	22,635	25,209
Deferred tax assets, non-current	22,975	22,975
Other	15,378	28,830
	$132,627	$157,107

Accrued liabilities (in thousands)

	August 2, 2008	February 2, 2008

Term loan obligations, current portion	$4,000	$4,000
Accrued royalties	8,639	8,859
Accrued rebates	19,683	22,756
Accrued legal and professional services	23,329	25,562
Accrued contingent consideration	—	27,000
Other	29,119	34,784
	$84,770	$122,961

Other long-term liabilities (in thousands)

	August 2, 2008	February 2, 2008

Accrued severance	$51,180	$49,819
Long-term facilities consolidation charge	932	1,326
Other	1,073	1,187
	$53,185	$52,332

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

	Three Months Ended		Six Months Ended
	August 2, 2008	July 28, 2007	August 2, 2008	July 28, 2007
Numerator:
Net income (loss)	$71,367	$(56,456)	$141,306	$(109,284)
Denominator:
Weighted average shares of common shares outstanding	606,860	587,534	604,041	587,480
Weighted average shares — basic	606,860	587,534	604,041	587,480
Effect of dilutive securities-
Warrants	—	—	631	—
Common share options and other	30,972	—	26,419	—
Weighted average shares — diluted	637,832	587,534	631,091	587,480
Net income (loss) per share
Basic	$0.12	$(0.10)	$0.23	$(0.19)
Diluted	$0.11	$(0.10)	$0.22	$(0.19)

Options to purchase 59,606,901 common shares at a weighted average exercise price of $20.29 have been excluded from the computation of diluted net income per share for the three months ended August 2, 2008 based on the treasury stock method calculation.  The anti-dilutive effects of warrants, common share options, restricted stock and other securities totaling 41,056,440 shares were excluded from diluted net loss per share for the three months ended July 28, 2007.

Options to purchase 59,976,003 common shares at a weighted average exercise price of $20.41 have been excluded from the computation of diluted net income per share for the six months ended August 2, 2008 using the treasury stock method calculation. The anti-dilutive effects of warrants, common stock options, restricted stock and other securities totaling 42,493,261 were excluded from diluted net loss per share for the six months ended July 28, 2007.

Comprehensive income (loss) (in thousands)

	Three Months Ended		Six Months Ended
	August 2, 2008	July 28, 2007	August 2, 2008	July 28, 2007
Net income (loss)	$71,367	$(56,456)	$141,306	$(109,284)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale investments and other, net of tax	(181)	129	(1,879)	324
Total comprehensive income (loss)	$71,186	$(56,327)	$139,427	$(108,960)

Accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

Note 4. Fair Value Measurements

Effective February 3, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs.  The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources.  Therefore, the auction rate securities were valued using a discounted cash flow model (see Note 3).  Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 1% of total assets as of August 2, 2008.

The table below sets forth, by level, our financial assets that were accounted for at fair value as of August 2, 2008.  The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	Portion of Carrying Value Measured at Fair Value
	August 2,
	2008	Level 1	Level 3
Items measured at fair value on a recurring basis:

Cash equivalents:
U.S. Treasury bills	$128,864	$128,864	$—
Money market funds	20,004	20,004
Short-term investments:
U.S. Federal, State, county and municipal debt securities	5,089	5,089	—
Long-term investments:
Auction rate securities	40,293	—	40,293
Total	$194,250	$153,957	$40,293

The following table summarizes the change in fair values for Level 3 items for the six months ended August 2, 2008:

Level 3
Changes in fair value during the period ended August 2, 2008 (pre-tax):

Beginning Balance at February 3, 2008	$45,628
Purchases	10,000
Sales	(13,478)
Unrealized loss included in other comprehensive income	(1,857)
Ending Balance at August 2, 2008	$40,293

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

Note 6. Acquired Intangible Assets, Net

	As of August 2, 2008			As of February 2, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$708,398	$(572,236)	$136,162	$708,398	$(538,765)	$169,633
Core technology	212,650	(81,834)	130,816	212,650	(62,758)	149,892
Trade name	350	(176)	174	350	(130)	220
Customer contracts	183,300	(87,529)	95,771	183,300	(70,029)	113,271
Supply contract	900	(704)	196	900	(642)	258
Non-competition	700	(281)	419	700	(165)	535
Total intangible assets, net	$1,106,298	$(742,760)	$363,538	$1,106,298	$(672,489)	$433,809

Purchased technologies are amortized on a straight-line basis over their estimated useful lives of one to six years.  Core technologies are amortized on a straight-line basis over their estimated useful lives of one to eight years.  Trade names are amortized on a straight-line basis over their estimate useful lives of one to five years.  Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to seven years.  The supply contract is amortized on a straight-line basis over its estimated useful life of four years.  Non-competition is amortized on a straight-line basis over three years.  The aggregate amortization expense of identified intangible assets was $35.0 million for the three months ended August 2, 2008 and $37.3 million for the three months ended July 28, 2007, $70.2 million for the six months ended August 2008 and $74.6 million for the six months ended July 28, 2007. Amortization expense is expected to be $67.6 million for the remaining six months of fiscal 2009, $113.5 million in fiscal 2010, $83.3 million in fiscal 2011, $41.7 million in fiscal 2012, $35.0 million in fiscal 2013, $21.9 million in fiscal 2014 and $0.6 million in fiscal 2015.

Note 7. Commitments and Contingencies

Performance-based compensation

The Company has adopted various performance-based compensation plans for employees and executives, which are comprised of cash and equity components.  The Company evaluates performance against plan metrics on a quarterly basis and accrues a liability in cash and stock-based compensation expense if performance metrics are met.  The Company may adjust amounts previously accrued if it becomes unlikely that long term performance metrics will be achieved.

Warranty obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three and six months ended August 2, 2008 and July 28, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	July 28, 2007	August 2, 2008	July 28, 2007
Warranty accrual (included in accrued liabilities):
Beginning balance	$2,541	$2,534	$2,532	$2,567
Accruals	308	151	820	359
Settlements	(328)	(305)	(831)	(546)
Ending balance	$2,521	$2,380	$2,521	$2,380

Purchase commitments

In connection with the acquisition of the communication and application processor business of Intel Corporation, the Company entered into a product supply agreement with Intel. Although the Company has met the contractual obligations under the original supply agreement and has transitioned certain products to its fabrication partners, the Company anticipates that it will continue to source certain legacy application processor cellular and handset inventory from Intel. Under terms of an amendment to the supply agreement, the Company has committed to purchase an additional minimum number of wafers through December 2008. The amendment had no impact on the accounting for the original acquisition.  As of August 2, 2008, the Company had non-cancellable purchase orders outstanding of $17.1 million under the amended arrangement.

Under the Company’s manufacturing relationships with its other foundries, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of August 2, 2008, these foundries had incurred approximately $188.4 million of manufacturing expenses on the Company’s outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of 18 months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of August 2, 2008, payments totaling $174.2 million, which is included in prepaid expenses and other current assets and other non-current assets have been made and approximately $140.2 million of the prepayment has been utilized as of August 2, 2008.  At August 2, 2008, there are no outstanding commitments under the agreement.

As of August 2, 2008, the Company had approximately $49.8 million of other outstanding non-cancellable purchase orders for capital purchase obligations.

Contingencies

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering (“IPO”) on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933, as amended, and the Exchange Act. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions have been consolidated and coordinated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the Company and the underwriters. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving the Company is not one of the six cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. Defendants’ motions to dismiss those new complaints were denied in part and granted in part. Plaintiffs have also moved for class certification in the six focus cases, which the defendants in those cases have opposed.

Section 16(b) Litigation.  On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short-swing trading, against the Company’s IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The underwriter defendants and some of the issuer defendants (excluding the Company) filed motions to dismiss on July 25, 2008; the plaintiff’s opposition briefing was due on September 8, 2008; the moving defendants’ reply briefs are due on October 23, 2008 when the District Court will consider setting a hearing date for the motions. All discovery is stayed pending resolution of the moving defendants’ motions to dismiss.

Jasmine Networks Litigation.  On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court alleging claims against the Company and three of its officers for allegedly improperly obtaining and using information and technologies during the course of the negotiations with its personnel regarding the potential acquisition of certain Jasmine assets by the Company. The lawsuit claims that the Company’s officers improperly obtained and used such information and technologies after the Company signed a non-disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and the Company are without merit and the Company intends to defend all claims vigorously.

On June 21, 2005, the Company filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees. The cross complaint was later amended to name two individual officers of Jasmine. On May 15, 2007, the Company filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine. Among other causes of action, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell the Company technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights, and that such technology does not constitute trade secrets or property of Jasmine. The cross complaint seeks a declaratory judgment that the Company’s technology does not incorporate any of Jasmine’s alleged technology. The cross complaint seeks further a declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s allegedly proprietary technology. The Company intends to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint. On June 13, 2007, Jasmine filed a demurrer to the fifth, sixth and seventh causes of action of the Company’s second amended cross complaint. The demurrer was heard on July 19, 2007 and denied. On August 3, 2007, Jasmine filed its answer to the second amended cross complaint. The Company thereafter filed its motion for summary adjudication on its fifth and sixth causes of action for declaratory relief seeking, among other things, a determination that Jasmine held no proprietary interest in the “JSLIP” algorithm, which was one of the core technologies Jasmine asserts was misappropriated by the Company. The motion was denied on November 14, 2007. However, in its opposition, Jasmine admitted that JSLIP had been taken from the work of a third party and is embodied in patents held by the University of California and Cisco Systems. These admissions are significant with respect to both Jasmine’s assertion of trade secret rights and any damages claimed by Jasmine.

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

The case is now proceeding in the trial court, where the parties are engaged in extensive discovery.  The Company has successfully filed multiple discovery motions and anticipates filing additional discovery motions based upon Jasmine’s failure to provide discovery.  The Company further intends to bring dispositive motions on a number of Jasmine’s claims and anticipates a trial date sometime in 2009.  The Company intends to vigorously assert its cross-claims and defenses in the trial court.

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

On May 4, 2007, the Company filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the ‘069 Patent is invalid and unenforceable and that the Company and its customers do not infringe the ‘069 Patent. The complaint also seeks damages and a license for the Company and its customers on reasonable and non-discriminatory terms in the event the Company’s 802.11a/g/n wireless LAN products are found to infringe and the ‘069 Patent is found to be valid and enforceable.

On July 3, 2007, the Company moved to intervene in the two actions described in the first paragraph above pending in the Eastern District of Texas, for the purposes of staying the actions as to products incorporating the Company’s parts in favor of the separate action that the Company filed as described in the second paragraph above. Alternatively the Company moved to disqualify the firm of Townsend, Townsend and Crew from continuing to represent CSIRO because of a conflict of interest. CSIRO opposed these motions on August 3, 2007.

On August 3, 2007, CSIRO moved to dismiss the Company’s complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the first paragraph above. On October 24, 2007, the Court issued an order denying CSIRO’s motion to dismiss. The Court also denied the Company’s motions to stay/intervene/disqualify.  The Company appealed the Court’s denial of the motions to stay/intervene/disqualify to the United States Court of Appeals for the Federal Circuit.  The hearing on the Company’s appeal was held on September 3, 2008.  The Court has not yet rendered a decision.

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

On May 22, 2008, the Company filed a motion for summary judgment seeking to invalidate the ‘069 Patent on indefiniteness grounds.  The motion was denied on August 14, 2008.

The claim construction hearing was held on June 26, 2008 and the claim construction order was issued on August 14, 2008.  On August 1, 2008, the Company moved to disqualify the firm of Townsend, Townsend and Crew from representing CSIRO in the Marvell v. CSIRO case because of a conflict of interest.  CSIRO opposed the motion on August 18, 2008.  The Court has not yet rendered a decision. Trial for the Company’s declaratory judgment action is set to begin on May 10, 2010. CSIRO and the Company are currently engaging in discovery and motion practice.

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

On January 25, 2008, the Court entered a stipulated order staying proceedings so that the parties could finalize a settlement that would resolve the actions. On or about March 5, 2008, the parties entered into a memorandum of understanding that tentatively settles and resolves the actions. The terms of the memorandum of understanding include certain corporate governance enhancements and an agreement by the Company to pay up to $16 million in plaintiffs’ attorneys’ fees, an amount less than the $24.5 million that the Company received from a settlement with its directors’ and officers’ liability insurers. This tentative settlement of the consolidated derivative actions requires court approval before it becomes final. The Company accrued the $16 million settlement amount in the fourth quarter of fiscal 2008.  The Company anticipates that the parties will finalize and submit formal settlement documentation to the court in the next few months for both preliminary and final approval, at which time payment of the settlement amount will be made.  The Company recorded the insurance settlement amount as restricted cash at the time it was received in the first quarter of fiscal 2009.

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

SEC and United States Attorney Inquiries.  In July 2006, the Company received a letter of informal inquiry from the SEC requesting certain documents relating to the Company’s stock option grants and practices. The Company also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents. On April 20, 2007, the Company was informed that the SEC was conducting a formal investigation into this matter. On June 8, 2007 and July 3, 2007, the Company received document subpoenas from the SEC. On October 11, 2007, the Company received a “Wells Notice” from the staff of the SEC. Weili Dai, Vice President of Sales for Communications and Consumer Business of Marvell Semiconductor, Inc. (“MSI”), who is not an officer or director of the Company, also received a “Wells” notice. The SEC staff also advised the Company that it is not at this time recommending enforcement action against any of the Company’s current officers or directors. The “Wells” notices indicated that the staff intended to recommend to the staff of the SEC that it bring civil actions against the recipients for injunctive relief and civil monetary penalties. The Company responded in writing to the “Wells Notice” and sought to reach a resolution of this matter before any action was filed.

On May 8, 2008, the Company announced that it had reached an agreement with the SEC to settle this matter.  Without admitting or denying the allegations in the SEC’s complaint, the Company agreed to settle the charges by consenting to a permanent injunction against any future violations of various provisions of the federal securities laws. The Company also agreed to pay a civil penalty of $10 million in connection with the settlement.  On May 8, 2008, the SEC filed a complaint captioned SEC v. Marvell Technology Group, Ltd., et al., Case No. CV-08-2367-HRL, in the United States District Court for the Northern District of California.  The Company’s consent to entry of final judgment was also filed on May 8, 2008.  In a related agreement, Ms. Dai also entered into a settlement with the SEC.  Without admitting or denying the allegations in the SEC’s complaint, Ms. Dai consented to a permanent injunction against any future violations of various provisions of the federal securities laws, agreed not to serve as a director or officer of a public company for a period of five years, and agreed to pay a civil penalty of $500,000.   The Court entered the final judgment against Ms. Dai on June 16, 2008 and against the Company on July 1, 2008.  The Company accrued the $10 million civil penalty in the first quarter of fiscal 2009 and paid it to the SEC on July 8, 2008.

This settlement concludes the SEC’s formal investigation of the Company with respect to the Company’s historic stock option granting practices.

Wi-Lan Litigation.  On December 21, 2006, MSI received a letter from Wi-Lan, Inc. (“Wi-Lan”) accusing MSI of infringing four United States patents allegedly owned by Wi-Lan, and one Canadian patent also allegedly owned by Wi-Lan. On October 31, 2007, Wi-Lan sued two groups of system and chip manufacturers in the United States District Court for the Eastern District of Texas, in both cases naming MSI as a defendant and alleging patent infringement. In the first case, Wi-Lan alleges that defendants infringe two patents that allegedly relate to the 802.11 wireless standard. In the second case, Wi-Lan alleges that defendants infringe the same two patents asserted in the first case, and in addition Wi-Lan alleges that some of the defendants in the second case infringe a third patent that allegedly relates to Asymmetric Digital Subscriber Line (“ADSL”) technology. In the second case, MSI is not accused of infringing the ADSL patent.

On May 27, 2008, defendants in both cases jointly moved to consolidate the co-pending related cases and permit claims involving suppliers of the products to be litigated first.  Wi-Lan filed its opposition on June 18, 2008.  The Court has not yet rendered a decision.  The Claim Construction Hearing is scheduled for September 1, 2010, and the trial is set to begin on January 4, 2011.  MSI believes it does not infringe the asserted Wi-Lan patents and will vigorously defend itself in these matters.

On November 5, 2007, MSI filed a complaint against Wi-Lan in the United States District Court for the Northern District of California asking the Court to find that it does not infringe three patents that Wi-Lan asserted against MSI in its December 21, 2006 letter. Two of these patents were not asserted against MSI in either of the two Texas litigations. These patents allegedly relate to Wideband Code Division Multiple Access technology. Also, MSI asks in the alternative that the Court find the patents invalid. Wi-Lan has filed a motion to dismiss, and the Company filed its opposition to that motion on June 9, 2008.  On June 19, 2008, Marvell settled this declaratory judgment action.  This settlement does not effect or in any way involve the ongoing litigations brought by Wi-LAN in the Eastern District of Texas.

Fujitsu et al. Litigation.  On December 17, 2007, Fujitsu, Ltd., LG Electronics., Ltd., and U.S. Philips Corp., sued NETGEAR, Inc. in the United States District Court for the Western District of Wisconsin, alleging that NETGEAR’s 802.11 equipment infringed three United States patents allegedly owned individually by the plaintiffs.  On March 17, 2008, NETGEAR filed a third-party complaint against three companies, including MSI, who allegedly supply 802.11 chips to NETGEAR.  In the third-party action, NETGEAR alleges that whatever damages and compensation it is required to pay as a result of the underlying patent infringement litigation, the alleged suppliers owe to NETGEAR.  The Company filed an answer and a motion to amend the schedule in the case on April 8, 2008.  The Court, on its own, adjusted the schedule to account for the new parties added to the litigation and moved the trial date to April 27, 2009.  The claim construction hearing was held on August 15, 2008.  The Company believes that it does not owe NETGEAR any payment resulting from NETGEAR’s use of the Company’s 802.11 parts in NETGEAR products, and the Company also believes that none of the patents in suit is infringed by NETGEAR.  The Company intends to defend this litigation vigorously.

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

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2008	July 28, 2007	August 2, 2008	July 28, 2007
Cost of goods sold	$3,755	$3,275	$6,828	$6,293
Research and development	32,998	34,591	62,930	66,633
Selling and marketing	6,159	10,997	13,507	18,148
General and administrative	4,715	10,033	9,588	14,590
	$47,627	$58,896	$92,853	$105,664

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	August 2, 2008	July 28, 2007	August 2, 2008	July 28, 2007
Volatility	44%	45%	45%	—
Expected life (in years)	5.0	5.0	1.3	—
Risk-free interest rate	2.7%	4.6%	4.3%	—
Dividend yield	—	—	—	—
Weighted average fair value	$7.01	$7.58	$6.05	—

	Stock Option Plans		ESPP
	Six Months Ended		Six Months Ended
	August 2, 2008	July 28, 2007	August 2, 2008	July 28, 2007
Volatility	44%	45%	45%	—
Expected life (in years)	5.2	5.0	1.3	—
Risk-free interest rate	3.3%	4.6%	4.3%	—
Dividend yield	—	—	—	—
Weighted average fair value	$5.25	$7.66	$6.05	—

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

Note 9. Shareholders’ Equity

Stock plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 383,675,842 common shares reserved for issuance thereunder as of August 2, 2008.  Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting and the exercised shares remain unvested until vested in accordance with the terms of the grant. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, an outside director was granted an option to purchase 30,000 common shares upon appointment to the Company’s Board of Directors. These options vested 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining 48 months. An outside director was also granted an option to purchase 6,000 common shares on the date of each annual meeting of the shareholders. These options vested one-twelfth per month over 12 months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan could be exercised prior to vesting. The Directors’ Plan was terminated in October 2007.

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). Under the 2007 Directors’ Plan, an outside director is granted an option to purchase 50,000 common shares upon appointment to the Company’s Board of Directors. These options vest 1/3rd on the one year anniversary of the date of grant and 1/3rd of the shares on each anniversary thereafter. An outside director who has served on the Board of Directors for the prior six months is also granted an option to purchase 12,000 common shares on the date of each annual meeting of the Company’s shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant.

Under the Option Plan and the 2007 Directors’ Plan, the Company may also grant restricted stock awards, which may be subject to vesting and stock unit awards, which are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

Employee stock purchase plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, had 49,871,612 common shares reserve for issuance thereunder as of August 2, 2008.  Under the Purchase Plan, employees are granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at

(i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation.  Effective on August 20, 2007, offering and purchase periods begin on December 8 and June 8 of each year.  For the three and six months ended August 2, 2008, the Company recognized $8.1 million and $18.0 million of stock-based compensation expense related to the activity under the Purchase Plan, respectively.  The Company issued 1,741,158 shares under the Purchase Plan in the three and six months ended August 2, 2008 at a price of $12.95.  As of August 2, 2008, there was $21.3 million of unrecognized compensation cost related to the Purchase Plan.

Stock option activity under the Company’s stock option plans for the six months ended August 2, 2008 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance at February 2, 2008	109,158	$14.64
Options granted	10,881	$12.17
Options forfeited/canceled/expired	(4,877)	$19.42
Options exercised	(6,247)	$6.80

Balance at August 2, 2008	108,915	$14.63
Vested or expected to vest at August 2, 2008	100,651	$14.18
Exercisable at August 2, 2008	60,952	$11.05

Included in the preceding table are options for 1,683,000 common shares granted to certain officers at exercise prices ranging between $14.01 and $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2014.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at August 2, 2008 was $416.4 million and 6.3 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at August 2, 2008 was $378.3 million and 5.0 years, respectively.  The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of August 2, 2008.

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock vested and expected to vest as of August 2, 2008 was $51.0 million and 0.8 years, respectively.

Included in the table below is activity related to the nonvested restricted stock awards:

	Nonvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at February 2, 2008	2,111	$16.89
Granted	2,371	$11.51
Vested	(638)	$14.71
Canceled/Forfeited	(191)	$13.94
Balance at August 2, 2008	3,653	$13.55

The Company’s current practice is to issue new shares to satisfy share option exercises. As of August 2, 2008, compensation costs related to nonvested awards not yet recognized amounted to $332.2 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.4 years and 1.3 years, respectively.

The total tax benefit attributable to options exercised in the six months ended August 2, 2008 was $0.5 million and the excess tax benefits from stock-based compensation of $0.5 million as reported on the condensed consolidated statements of cash flows in financing activities.  Such excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Stock award activity

The Company has issued restricted stock and restricted stock unit awards to its employees under the Option Plan.  Such awards generally vest over a period of one to five years from the date of grant. The restricted stock awards have the voting rights of common shares and the shares underlying the restricted stock are considered issued and outstanding.  The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.  The grant of restricted stock awards is deducted from the shares available for grant under the Option Plan.

Based on the closing price of the Company’s stock of $14.69 as reported on the NASDAQ Stock Market on August 1, 2008, the total pretax intrinsic value of all outstanding restricted stock was $1.1 million.

Note 10. Income Taxes

For the three months ended August 2, 2008 and July 28, 2007, the Company’s effective tax rate was an income tax expense of 6.6% and an income tax expense of (20.5)%, respectively.  The income tax provision for these periods was affected by non-tax-deductible expenses such as SFAS 123R stock-based compensation expense, amortization of acquired intangibles, foreign exchange adjustments, and accrual of unrecognized tax benefits, interest and penalties associated with FIN 48.  In addition, the August 2, 2008 income tax expense was also affected by the Housing and Economic Recovery Act of 2008 (P.L. 110-289) signed into law July 30, 2008.

The Company’s total unrecognized tax benefits as of August 2, 2008 and February 2, 2008 were $118.3 million and $109.7 million, respectively. During the three months ended August 2, 2008, there was a reversal of a FIN 48 reserve due to the lapse of a statute of limitations in the amount of $1.4 million which includes penalty and interest.  However, overall there was a net $8.6 million increase in unrecognized tax benefits, penalties and interest during the six months ended August 2, 2008.  The net increase was primarily due to uncertain tax positions on our international structure.  If recognized, all of the FIN 48 liabilities recorded to date will impact the effective tax rate.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax provision. This policy did not change as a result of the adoption of FIN 48.

The Company conducts business globally and, as a result, one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Singapore, Japan, Taiwan, China, India, Germany, Israel, Netherlands, Switzerland, the United Kingdom, Canada, Malaysia and the United States.  The Company is subject to non U.S. income tax examinations for years beginning with fiscal year 2002 and for U.S. income tax examinations beginning with fiscal year 2004.  During the quarter ended May 3, 2008, non U.S. subsidiaries were notified by tax authorities that they would begin an income tax audit for fiscal years 2004, 2005 and 2006. The audit field work was completed after the quarter ended May 3, 2008, concluding that no adjustments were necessary to the 2004, 2005 and 2006 years. The audit also covered the employment taxes with regard to the re-measured stock options, and the taxing authorities found that the employment taxes were adequately provided.  The audit field work by U.S. tax authorities of the Company’s U.S. subsidiaries is complete for the fiscal years 2004, 2005 and 2006, however, there is no closing agreement.  The U.S. tax authorities are reviewing employment taxes with regard to the re-measured stock options and have proposed audit assessments for calendar years 2003, 2004, 2005 and 2006.  The Company believes that it has adequately provided for all issues related to these examinations, and the ultimate disposition of these matters is unlikely to have a material adverse affect the Company’s consolidated financial position.

Note 11. Related Party Transactions

During fiscal 2008, the Company incurred $0.1 million in expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company’s Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja, and the Company’s Vice President of Sales for Communications and Consumer Business of MSI, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM.  During the three months ended August 2, 2008 and July 28, 2007, the Company incurred no expenses from ACM for charter aircraft services provided to MSI. During the first six months ended August 2, 2008 and July 28, 2007, the Company incurred none and approximately $73,000, respectively, of expenses from ACM, for charter aircraft services provided to MSI.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd. (“Marvell International”), entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements of the Company with other third parties.  The Company recognized $1.4 million of revenue under the License Agreement with C2 Micro during the three months ended August 2, 2008, $9,000 of revenue during the three months ended July 28, 2007, $2.6 million of revenue during the first six months ended August 2, 2008 and $39,000 of revenue during the first six months ended July 28, 2007.  As of August 2, 2008, the Company had a receivable of $1.4 million from C2Micro.  Dr. Sehat Sutardja, and Weili Dai, through their ownership and control of Estopia LLC (“Estopia”), are indirect shareholders of C2Micro.  Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer, and Chief Research and Development Officer, is also a shareholder of C2Micro.

On January 8, 2007, the Company, through Marvell International, entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”).  The Evaluation License Agreement has no consideration.  The Company also incurred $43,000 and $119,000 of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the semiconductor design business of UTStarcom, Inc. during the three months ended August 2, 2008 and July 28, 2007, respectively.  The Company incurred $109,000 and $191,000 of royalty expense under the same license agreement during the first six months ended August 2, 2008 and July 28, 2007, respectively. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon.  Ms. Dai is also a shareholder of VeriSilicon.

On October 31, 2007, the Company entered into a License Agreement with Vivante Corporation (“Vivante”).  The License Agreement has substantially similar terms as other license agreements of the Company with other third parties.  The Company recorded none and $0.2 million of expense during the three and six months ended August 2, 2008, respectively, in connection with the License Agreement with Vivante.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of Vivante.  In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante.  Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

On September 28, 2007, the Company, through Marvell International, entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which the Company licensed technology from Sonics.  The Technology Agreement has substantially similar terms as other license agreements of the Company with other third parties.  The Company paid $2.1 million under the Technology Agreement for the license and related maintenance during fiscal 2008.  Kuo Wei (Herbert) Chang, member of the Company’s Board of Directors and Mike Sophie, former member of the Company’s Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.  There was no expense incurred during the three months ended August 2, 2008 and July 28, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation  that the rate of new orders and shipments will vary significantly from quarter to quarter; industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding the number of days in inventory, inventory levels and levels of accounts receivable; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our expectations regarding the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development; our expectation regarding the effect of auction rate securities on our working capital needs or other requirements; our expected results, cash flows, and expenses, including those related to research and development, sales and marketing and general and administrative; our intention to complete acquired in-process research and development projects; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs for the next 12 months; our plan to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our expectations regarding our compliance with periodic reporting requirements; our expectations regarding the impact of the restatement of our financial statements in connection with the internal review of our historic stock option granting practices; our plans regarding remediation of 2008 material weakness and expectations regarding the effectiveness of those remediation efforts; our plan regarding forward exchange contracts; and the effect of recent accounting pronouncements and changes in taxation rules; and our plan of sourcing certain legacy application processor cellular and handset inventory from Intel. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; the outcome and impact of the litigation related to our historic stock option granting practices; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the risk that other remediation efforts will be insufficient to address our material weakness in internal controls and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Item 1A, “Risk Factors.” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $40.8 million, including $16.0 million subsequently recognized when milestones were achieved.  This business designs and supplies chipsets for personal phone applications.  In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $288.0 million, including earnout payments of $35.0 million subsequently recognized during fiscal 2007 and fiscal 2008 based on the achievement of certain levels of revenue.  The printer semiconductor business of Avago designs and develops System-on-Chip (“SoC”) and system level solutions for both inkjet and laser jet printer systems.  In November 2006, we completed the acquisition of the communications and applications processor business of Intel Corporation for approximately $605.6 million.  The communications and applications processor business of Intel designs and develops cellular baseband processors for multi-mode, multi-band wireless handheld devices such as cellular handsets, PDAs and smartphones.  In addition, we have also completed several smaller acquisitions over the last three fiscal years.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2009 is comprised of 52 weeks and fiscal 2008 was comprised of 53 weeks. In this Quarterly Report on Form 10-Q, we refer to the fiscal year ended January 27, 2007 as fiscal 2007, the fiscal year ended February 2, 2008 as fiscal 2008, and the fiscal year ending January 31, 2009 as fiscal 2009.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 2, 2008	July 28, 2007	August 2, 2008	July 28, 2007

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	48.2	51.1	48.3	51.3
Research and development and other	29.6	36.0	29.6	36.4
Selling and marketing	5.0	8.2	5.3	8.1
General and administrative	3.7	5.1	2.7	4.5
Amortization of acquired intangible assets	4.1	5.7	4.3	5.8
Total operating costs and expenses	90.6	106.1	90.2	106.1
Operating income (loss)	9.4	(6.1)	9.8	(6.1)
Interest and other income, net	0.3	0.5	0.3	0.3
Interest expense	0.6	1.5	0.7	1.5
Income (loss) before income taxes	9.1	(7.1)	9.4	(7.3)
Provision for income taxes	0.6	1.5	0.8	1.2
Net income (loss)	8.5%	(8.6)%	8.6%	(8.5)%

Three and Six Months Ended August 2, 2008 and July 28, 2007

   Net Revenue

	Three Months Ended			Six Months Ended
	August 2, 2008	July 28, 2007	% Change	August 2, 2008	July 28, 2007	% Change
Net revenue	$842,575	$656,711	28.3%	$1,646,650	$1,291,761	27.5%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns, allowances and rebates. The increase in net revenue for the three and six months ended August 2, 2008 compared to the net revenue for the three and six months ended July 28, 2007 reflects an increase in volume shipments of our storage SoCs and wireless products.  The increase in net revenue was due to increased demand from our primary hard disk drive customers and the overall hard disk drive industry demand for notebook PC two and a half inch drives and consumer products markets and increased demand for our wireless products in consumer applications.  Net revenue derived from development contracts increased in absolute dollars during the three and six months ended August 2, 2008 compared to the three and six months ended July 28, 2007, but represented less than 10% of net revenue for each period.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue.  For the three and six months ended August 2, 2008, one customer represented more than 10% of our net revenue, with a total of 21% of our net revenue.  For the three months ended July 28, 2007, two customers each represented more than 10% of our net revenue, for a combined total of 27% of our net revenue.  For the six months ended July 28, 2007, one customer accounted for more than 10% of our net revenue with a total of 15% of our net revenue.  No distributors accounted for more than 10% of our net revenue in the three and six months ended August 2, 2008 and in the three and six months ended July 28, 2007.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States.  Sales to customers located in Asia represented 87% and 81% of our net revenue for the three months ended August 2, 2008 and July 28, 2007, respectively, and  represented 86% and 83% of our net revenue for the six months ended August 2, 2008 and July 28, 2007, respectively.  The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia.  Substantially all of our sales to date have been denominated in U.S. dollars.

    Cost of Goods Sold

	Three Months Ended			Six Months Ended
	August 2, 2008	July 28, 2007	% Change	August 2, 2008	July 28, 2007	% Change

Cost of goods sold	$405,913	$335,530	21.0%	$794,755	$662,947	19.9%
% of net revenue	48.2%	51.1%		48.3%	51.3%
Gross margin	51.8%	48.9%		51.7%	48.7%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation, excess and obsolescence provisions and purchase accounting adjustments.  Gross margin is calculated as net revenue less cost of goods sold as a percentage of net revenue.  The increase in gross margin for the three and six months ended August 2, 2008 compared to the three and six months ended July 28, 2007 was primarily due to reduced costs for cellular and handset products resulting from the transition of manufacturing to our fabrication partners.  In addition, gross margins improved as we recorded less inventory excess and obsolescence provision and experienced lower material and manufacturing costs due to volume efficiencies and yield improvements.  The decrease in excess and obsolescence provision was due to lower levels of inventory as well as to the mix and quantities on hand compared to forecasted demand for such products.  Our gross margins may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margins, product warranty costs and changes in the amount of development revenue recognized.

    Research and Development and Other

	Three Months Ended			Six Months Ended
	August 2, 2008	July 28, 2007	% Change	August 2, 2008	July 28, 2007	% Change

Research and development and other	$249,714	$236,194	5.7%	$488,189	$470,327	3.8%
% of net revenue	29.6%	36.0%	29.6%	36.4%

Research and development and other expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation, prototype costs, contracted development work costs, depreciation and amortization expense, patent investigation and filings fees and allocated occupancy costs for these operations.

The increase in research and development and other expense in absolute dollars for the three months ended August 2, 2008 compared to the three months ended July 28, 2007 was primarily due to higher salary and related costs of $7.6 million.  Additionally, we incurred higher mask, prototype and product related costs of $6.6 million, increased costs for depreciation and amortization expense and an increase of $1.9 million related to our expanding operations.  Partially offsetting the increases in research and development and other expense was decreased costs of $2.2 million in outside professional services and computer aided design maintenance costs.  Additionally, stock based compensation expense decreased by $1.6 million.  Research and development related costs for the three months ended August 2, 2008 was $245.6 million compared to $232.2 million for the three months ended July 28, 2007.

The increase in research and development and other expense in absolute dollars in the six months ended August 2, 2008 compared to the six months ended July 28, 2007 was primarily due to higher salary and related costs of $17.7 million.  Additionally, we incurred increased costs for depreciation and amortization expense of $5.5 million arising from purchases of property, equipment and technology licenses and an increase of $4.0 million related to our expanding operations.  Partially offsetting the increases in research and development and other expenses was a decrease in outside professional services, computer aided design maintenance costs and engineering supplies of $5.5 million and a decrease in stock-based compensation expense of $3.7 million.  Research and development related costs for the six months ended August 2, 2008 was $479.0 million compared to $463.2 million for the six months ended July 28, 2007.

    Selling and Marketing

	Three Months Ended			Six Months Ended
	August 2, 2008	July 28, 2007	% Change	August 2, 2008	July 28, 2007	% Change

Selling and marketing	$41,834	$53,942	(22.4)%	$87,922	$104,334	(15.7)%
% of net revenue	5.0%	8.2%		5.3%	8.1%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations.  The decrease in selling and marketing expense in absolute dollars for the three months ended August 2, 2008 compared to the three months ended July 28, 2007 was primarily due to lower salary and related expenses of $3.4 million due to lower overall headcount of sales and marketing personnel.  Additionally, we incurred a decrease in stock-based compensation expense of $4.8 million and a decrease in other marketing costs of $2.3 million.

The decrease in selling and marketing expense in absolute dollars for the six months ended August 2, 2008 compared to the six months ended July 28, 2007 was primarily due to lower overall headcount of selling and marketing personnel that resulted in a decrease in salary and related costs of $4.8 million.  Additionally, we incurred a decrease in stock-based compensation expense of $4.6 million, a decrease in other marketing costs of $3.6 million and a decrease in overhead costs of $1.4 million.

General and Administrative

	Three Months Ended			Six Months Ended
	August 2, 2008	July 28, 2007	% Change	August 2, 2008	July 28, 2007	% Change

General and administrative	$30,989	$33,775	(8.2)%	$43,940	$57,763	(23.9)%
% of net revenue	3.7%	5.1%		2.7%	4.5%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation, fees for professional services and allocated occupancy costs for these operations.  The decrease in absolute dollars in general and administrative expense for the three months ended August 2, 2008 compared to the three months ended July 28, 2007 was the result of a $6.1 million decrease in legal and professional fees due to completion of the internal review by a special committee of our Board of Directors related to our historic stock option granting practices and related accounting matters that was completed during the three months ended July 28, 2007.  Additionally, stock-based compensation expense decreased $5.3 million.  Partially offsetting the decrease in general and administrative expense was a $2.0 million increase in salary and related costs due to the net hiring of additional administrative personnel and a $5.1 million gain from the sale of an asset under construction recorded during the three months ended July 28, 2007.

The decrease in absolute dollars in general administrative expense for the six months ended August 2, 2008 compared to the six months ended July 28, 2007 was primarily due to a decrease in legal fees of $19.9 million as a result of $24.5 million of insurance recoveries for shareholder derivative, class action and related lawsuits received during the three months ended May 3, 2008 partially offset by a $10.0 million settlement with the Securities and Exchange Commission (“SEC”) investigation regarding our historic stock option granting practices and related accounting matters.  Additionally, stock-based compensation expense decreased $5.0 million.  Partially offsetting the decrease in general and administrative expense was an increase in salary and related costs of $5.0 million due to the net hiring of additional administrative personnel and a $5.1 million gain from the sale of an asset under construction recorded during the six months ended July 28, 2007.

    Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	August 2, 2008	July 28, 2007	% Change	August 2, 2008	July 28, 2007	% Change
Amortization of acquired intangible assets	$34,988	$37,293	(6.2)%	$70,235	$74,613	(5.9)%
% of net revenue	4.1%	5.7%		4.3%	5.8%

In fiscal 2007 and 2008, we made seven acquisitions in which we acquired intangible assets that are being amortized over their estimated economic lives of one to eight years.  The decrease in amortization of acquired intangible assets for the three and six months ended August 2, 2008 compared to the three and six months ended July 28, 2007 was due to amortization of intangible assets from certain acquisitions being fully amortized.

    Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	August 2, 2008	July 28, 2007	% Change	August 2, 2008	July 28, 2007	% Change
Interest and other income, net	$2,469	$3,128	(21.1)%	$5,661	$4,447	27.3%
% of net revenue	0.3%	0.5%		0.3%	0.3%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances and other realized and unrealized gains and losses. The decrease in interest and other income for the three months ended August 2, 2008 compared to the three months ended July 28, 2007 was primarily due to a decrease in market interest rates for the three months ended August 2, 2008.

The increase in interest and other income, net for the six months ended August 2, 2008 compared to the six months ended July 28, 2007 was due primarily to a $4.9 million reserve for the full impairment of an equity investment in a private company recorded for the six months ended July 28, 2007.  Partially offsetting the increase in interest and other income was a decrease in interest and other income due to a decrease in market interest rates.

    Interest Expense

	Three Months Ended			Six Months Ended
	August 2, 2008	July 28, 2007	% Change	August 2, 2008	July 28, 2007	% Change
Interest expense	$5,159	$9,942	(48.1)%	$12,310	$19,917	(38.2)%
% of net revenue	0.6%	1.5%		0.7%	1.5%

Interest expense consists primarily of interest paid on a term loan and capital lease obligations. The decrease in interest expense for the three and six months ended August 2, 2008 compared to the three and six months ended July 28, 2007 was primarily due to lower interest rates on a term loan obligation, lower interest expense from a supply agreement with Intel and lower capital lease interest expense.

    Provision for Income Taxes

	Three Months Ended			Six Months Ended
	August 2, 2008	July 28, 2007	% Change	August 2, 2008	July 28, 2007	% Change

Provision for income taxes	$5,080	$9,619	(47.2)%	$13,654	$15,591	(12.4)%
% of net revenue	0.6%	1.5%		0.8%	1.2%

For the three months ended August 2, 2008 and July 28, 2007, our effective tax rate was 6.6% and (20.5)%, respectively.  For the six months ended August 2, 2008 and July 28, 2007, our effective tax rate of 8.8% and (16.6%), respectively.  The effective tax rates are influenced by non-tax-deductible expenses, such as Statement of Financial Accounting Standards (“SFAS”) 123R stock-based compensation expense, amortization of acquired intangibles, and accounting for uncertain tax benefits under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Tax Positions” (“FIN 48”), which include foreign exchange adjustments.  The July 28, 2007 effective tax rate was also impacted by the pretax loss and the fact that a smaller proportion of profit was earned in low or zero tax jurisdictions.  Also, for the three months ended August 2, 2008, the effective tax rate was reduced by the recognition of uncertain tax positions resulting from lapse of a statute of limitations, and the benefit of a research tax credit refund arising out of the signing of the Housing and Economic Recovery Act of 2008 (P.L. 110-289).

Liquidity and Capital Resources

Our principal source of liquidity as of August 2, 2008 consisted of $888.9 million of cash, cash equivalents, restricted cash and short-term investments of which $24.5 million is restricted for use in a legal settlement.  Since our inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations and cash assumed in acquisitions.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $313.1 million for the six months ended August 2, 2008 compared to net cash used in operating activities of $10.8 million for the six months ended July 28, 2007.  The cash inflow from operations in the six months ended August 2, 2008 was primarily due to net income of $141.3 million and changes in working capital.  Non-cash charges for the six months ended August 2, 2008 included $70.2 million related to amortization of acquired intangible assets, $56.7 million of depreciation and amortization expense and $92.9 million of stock-based compensation expense.  A significant working capital change contributing to positive cash flow in the six months ended August 2, 2008 was the decrease in inventories of $103.3 million.  The decrease in inventories was primarily due to the completion of contractual obligations under the original supply agreement with Intel as well as concentrated efforts to reduce inventory levels.  The number of days in inventory decreased to 72 days as of August 2, 2008 compared to 80 days as of July 28, 2007.  Also contributing to the increase in cash flows was a decrease in prepaid expenses and other assets of $42.8 million primarily due to the utilization of prepaid foundry capacity and prepaid wafers.  In addition, accrued employee compensation increased $10.0 million due primarily to an increase in accrued vacation, accrued salaries due to timing of the payroll cycle and to accrued bonuses.

Significant working capital changes offsetting positive cash flows for the six months ended August 2, 2008 included an increase in accounts receivable of $138.6 million due primarily to the timing of revenue recorded toward the end of the quarter as well as timing of payments received from customers.  Days sales outstanding (“DSO”) increased to 50 days for the six months ended August 2, 2008 compared to 49 days for the six months ended July 28, 2007.  Many of our larger customers have regularly scheduled payment dates that fall immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.  Also contributing to the use of cash in operating activities was a decrease in accrued liabilities and other of $34.0 million.  The decrease in accrued liabilities and other was attributable to decreases in accrued contingent consideration and accrued sales rebates.  Restricted cash increased $24.5 million due to proceeds from settlement with our directors’ and officers’ insurance carriers with the settlement requiring the proceeds to be used towards the consolidated derivative actions settlement and any future class action securities litigation settlement.

Significant working capital changes contributing to the use of cash in operating activities for the six months ended July 28, 2007 included an increase in inventories of $88.7 million from inventory purchase commitments and build up of inventory to support increased revenue levels.  Also contributing to the use of cash in operating activities was an increase in accounts receivable of $28.7 million due primarily to the timing of payments received from our customers.  Also contributing to the use of cash in operating activities was a decrease in accrued liabilities and other of $26.2 million due primarily to a reduction in accrued legal expenses and payment of an acquisition contingency.

Significant working capital changes contributing to positive cash flows for the six months ended July 28, 2007 included a decrease in prepaid expense and other assets of $54.0 million due primarily to the utilization of prepaid foundry capacity and prepaid wafers.  Also contributing to positive cash flows was an increase in accounts payable of $22.3 million due to the increase in overall activity and the increase in inventory.

Net Cash Used in Investing Activities

Net cash used in investing activities was $34.2 million for the six months ended August 2, 2008 compared to $148.2 million for the six months ended July 28, 2007.  The net cash used in investing activities in the six month ended August 2, 2008 was due to purchases of property and equipment of $46.5 million and purchases of investments of $10.2 million, partially offset by sales and maturities of investments of $23.8 million.   The net cash used in investing activities for the six months ended July 28, 2007 was due to purchases of short-term investments of $113.7 million, purchases of property and equipment of $64.5 million and purchases of technology licenses of $16.9 million, partially offset by sales and maturities of short-term investments of $50.0 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $35.3 million for the six months ended August 2, 2008 compared to $4.9 million for the six months ended July 28, 2007.  For the six months ended August 2, 2008 and July 28, 2007, net cash used in financing activities was attributable to principal payments on debt obligations and capital leases partially offset by proceeds from the issuance of common shares under our stock option plans.

Contractual Obligations and Commitments

In connection with the acquisition of the communications and applications processor business of Intel, we entered into a product supply agreement with Intel.  Although we have met the contractual obligations under the original supply agreement and have transitioned certain products to our fabrication partners, we anticipate that we will continue to source certain legacy application processor cellular and handset inventory from Intel.  Under terms of an amendment to the supply agreement, we have committed to purchase an additional minimum number of wafers through December 2008.  The amendment had no impact on the accounting for the original acquisition.  As of August 2, 2008, we had non-cancellable purchase orders outstanding of $17.1 million under the amended arrangement.

Under our manufacturing relationships with our other foundries, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of August 2, 2008, these foundries had incurred approximately $188.4 million of manufacturing expenses on our outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005.  In return, we agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of August 2, 2008, payments totaling $174.2 million

(included in prepaid expenses and other current assets and other non-current assets) had been made and approximately $140.2 million of the prepayment had been utilized as of August 2, 2008.  At August 2, 2008, there were no outstanding commitments under the agreement.

As of August 2, 2008, we had approximately $49.8 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

As a result of a facility consolidation in February 2002, we obtained a sublease on one of our facilities that had a non-cancelable lease.  Actual sublease income has approximated estimated sublease income, but was less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease.  As of August 2, 2008, cash payments of $11.8 million, net of sublease income, have been made in connection with this sublease. Approximately $1.5 million remains accrued for this facilities consolidation charge as of August 2, 2008 of which $0.6 million is current and $0.9 million is long-term, payable through 2010.

We currently intend to fund our short and long-term capital requirements, as well as our liquidity needs, with existing cash, cash equivalents and short-term investment balances as well as cash generated by operations. We believe that our existing cash, cash equivalents and short-term investment balances will be sufficient to meet our working capital needs, capital requirements, investment requirements and commitments for at least the next 12 months. However, our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. To the extent that our existing cash, cash equivalents and short-term investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into additional acquisitions or other strategic arrangements in the future, which could also require us to seek additional debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our contractual obligations as of August 2, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2009	2010	2011	2012	2013	There- after	Total
	(remaining
	six months)
Contractual obligations:
Operating leases	$28,399	$38,842	$27,842	$16,979	$10,136	$10,441	$132,639
Capital lease obligations	1,257	2,085	2,084	521	—	—	5,947
Purchase commitments to foundries	205,504	—	—	—	—	—	205,504
Capital purchase obligations	49,792	—	—	—	—	—	49,792
Long-term debt obligations	2,162	290,750	—	—	—	—	292,912
Total contractual cash obligations	$287,114	$331,677	$29,926	$17,500	$10,136	$10,441	$686,794

Included in operating lease commitments are lease payments for computer aided design software license agreements and airplane lease commitments.

Our total unrecognized tax benefits under FIN 48 as of August 2, 2008 and February 2, 2008 were $118.3 million and $109.7 million, respectively. There was an overall $8.6 million net increase in our unrecognized tax benefits, penalties and interest during the six months ended August 2, 2008 as discussed above in Note 10 – Income Taxes of the notes to our unaudited condensed consolidated financial statements.  At this time, we are unable to make a reasonably reliable estimate of the amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

In November 2006, we borrowed $400.0 million from a group of lenders in the form of term loans to partially finance the acquisition of the communications and applications processor business of Intel.  The credit agreement contains customer covenants including financial covenants with which we were in compliance as of August 2, 2008.  We pay interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December.  The loan is repayable in November 2009.  We may repay the term loans in part or in full at any time without premium or penalty.  During the three months ended August 2, 2008, we paid an additional principal amount of $100.0 million.

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

Off-Balance Sheet Arrangements

As of August 2, 2008, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect SFAS 160 will have a significant impact on our financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), to partially defer SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not believe the adoption of FSP 157-2 will have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and

Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We will adopt SFAS 161 in the first quarter of fiscal 2010 and do not anticipate that SFAS 161 will have a significant impact on our financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not anticipate that FSP FAS 142-3 will have a significant impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not anticipate the adoption of SFAS 162 will have a significant impact on its financial position and results of operations.

Related Party Transactions

During fiscal 2008, we incurred $0.1 million of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to Marvell Semiconductor, Inc. (“MSI”) for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to us for such services is owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja and Vice President of Sales for Communications and Consumer Business of MSI, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. Dr. Sutardja and Weili Dai are husband and wife.  During the three months ended August 2, 2008 and July 28, 2007, we incurred no expense, respectively of expenses from ACM, for charter aircraft services provided to MSI.  During the six months ended August 2, 2008 and July 28, 2007, the Company incurred none and $73,000, respectively, of expenses from ACM, for charter aircraft services provided to MSI.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd. (“Marvell International”), we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties.  We recognized $1.4 million of revenue under the License Agreement with C2Micro during the three months ended August 2, 2008, $9,000 of revenue during the three months ended July 28, 2007, $2.6 million of revenue during the six months ended August 2, 2008 and $39,000 revenue during the six months ended July 28, 2007.  As of August 2, 2008, we had a receivable of $1.4 million from C2Micro.  Sehat Sutardja, Ph.D., and Weili Dai, through their ownership and control of Estopia LLC (“Estopia”), are indirect shareholders of C2Micro.  Kuo Wei (Herbert) Chang, a member of our board of directors, is a member of the Board of Directors of C2Micro and through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, our Vice President, Chief Technology Officer, Acting Chief Operating Officer and Chief Research and Development Officer, is also a shareholder of C2Micro.

On January 8, 2007, through Marvell International, we entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). The Evaluation License Agreement has no consideration. We incurred $43,000 and $119,000 of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the semiconductor design business of UTStarcom, Inc. during the three months ended August 2, 2008 and July 28, 2007, respectively. We also incurred $109,000 and $191,000 of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the semiconductor design business of UTStarcom, Inc. during the six month ended August 2, 2008 and July 28, 2007, respectively.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon.  Ms. Dai is also a shareholder of VeriSilicon.

On October 31, 2007, we entered into a License Agreement with Vivante Corporation (“Vivante”).  The License Agreement has substantially similar terms as other license agreements with other third parties.  We recorded none and $0.2 million of expense during the three and six months ended August 2, 2008, respectively, in connection with the License Agreement with Vivante.  Dr. Sehat

Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of Vivante.  In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante.  Kuo Wei (Herbert) Chang, a member of our Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

On September 28, 2007, through Marvell International, we entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which we have licensed technology from Sonics.  The Technology Agreement has substantially similar terms as other license agreements with other third parties.  We paid $2.1 million under the Technology Agreement for the license and related maintenance during fiscal 2008.  Kuo Wei (Herbert) Chang, member of our Board of Directors, and Mike Sophie, former member of our Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.  There was no expense incurred related to the Technology Agreement during the three months ended August 2, 2008 and July 28, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of August 2, 2008 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Auction rate securities are presented below with an expected fiscal year maturity date beyond five years because of recent auction failures.  As a result, we believe that we have the ability to hold the securities for a period of longer than 12 months and thus have classified the auction rate securities based on the stated maturity date.

	Expected Fiscal Year Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Variable Rate	$—	$—	$—	$—	$—	$42,163	$42,163	$40,307
Average Interest Rate	—	—	—	—	—	2.79%	2.79%
Fixed Rate	$5,088	$—	$—	$—	$—	$—	$5,088	$5,089
Average Interest Rate	3.65%	—	—	—	—	—	3.65%

As of August 2, 2008, our investment portfolio included $42.2 million in par value of auction rate securities.  Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 to 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.  Our auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program (“FFELP”) and are over-collateralized, insured and guaranteed by the United States Federal Department of Education (the “DOE”).  All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase and their current ratings are still within the guidelines of our corporate investment policy.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by us, as the amount of securities submitted for sale in those auctions exceed the amount of bids.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.  Observable market prices were not available for the valuation of these investments.  Accordingly, we used a discounted cash flow model to estimate the fair value of the auction rate securities as of August 2, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment considering the guarantees by the DOE of the underlying student loans, guarantees by other third parties, additional credit enhancements included in the securities, and the rate of return required by investors to own these securities in the current environment.  Utilizing these assumptions, we found that our auction rate securities had a fair value of $40.3 million, which indicated an impairment of approximately $1.9 million.  During the six months ended August 2, 2008, we recorded a temporary impairment charge for this amount in accumulated other comprehensive (loss), a component of shareholders’ equity.  When evaluating whether the impairment of the investments is temporary or other than temporary, we reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market value.  We specifically noted that we had approximately 5% of our total cash invested in these auction rate securities, a cash balance of approximately $859.3 million in investments in other than auction rate securities, and that we continue to generate positive cash flow.

While the recent auction failures limit our ability to liquidate these investments, we do not believe that the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements, and that we have the ability to hold these securities for a period longer than 12 months.  However, at the reporting date, it is not certain when liquidity will return to the markets or if any other secondary markets will become available, and we have continued to classify these auction rate securities in long-term investments as of August 2, 2008.

We will continue to evaluate the impact of these failed auctions on the fair value of our auction rate securities.  If the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of August 2, 2008 would have an immaterial effect on our financial position, results of operations and cash flows.

Our term debt bears interest at the higher of the lender’s prime rate or 0.5% per annum above the federal funds effective rate, as defined in the agreement, plus a 1% margin.  In the case of eurodollar loans, amounts borrowed bear interest at a rate equal to the Adjusted London Interbank Offered Rate, or LIBOR, plus 2% margin.  Such margins are subject to reductions or increases depending on our future credit rating if obtained.  We pay interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December.  The interest rate as of August 2, 2008 was 5.0%.

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

Foreign Currency Exchange Risk.  Substantially all of our sales and the majority of our expenses to date have been denominated in United States dollars, and, as a result, we have limited exposure to foreign currency exchange risk. Occasionally, we will enter into short-term forward exchange contracts to hedge exposures for purchases denominated in foreign currencies such as the New Israeli Shekel. We do not enter into any other derivative financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 2, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective because of the material weakness described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our Annual Report on Form 10-K for the year ended February 2, 2008, which we are still in the process of remediating. This material weakness is described below:

        Control environment.     We did not maintain an effective control environment based on criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. Specifically: (1) internal control deficiencies were not remediated in a timely manner as our management did not exercise the necessary rigor and commitment to internal control over financial reporting and senior management was unable to timely implement the planned remediation actions of the control deficiencies identified in fiscal 2007; (2) we did not maintain a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements; and (3) we did not maintain effective, timely and sufficient communication within our finance department and between our finance department and other departments.

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

Because of this material weakness, which we are still in the process of remediating, management has concluded that we did not maintain effective internal control over financial reporting as of August 2, 2008, based on the criteria established in “Internal Control - Integrated Framework” issued by the COSO. We have undertaken the remediation steps described below, and in connection with the preparation of this Quarterly Report on Form 10-Q, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report on Form 10-Q fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Implemented or Planned Remedial Actions of Material Weakness

Management has made significant improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended February 2, 2008. Specifically,

(1) We have developed and implemented remediation plans during the first and second quarters of fiscal 2009, and will continue to implement during the remainder of fiscal 2009, specific remediation plans to address internal control deficiencies that were identified as at February 2, 2008. In addition to the above, we proactively identify opportunities for control improvements and have reassessed internal controls financial reporting over other processes that may be susceptible to potential material misstatements.

(2) A new Chief Financial Officer and Acting Chief Operating Officer were announced on May 29, 2008 and became effective June 23, 2008.  We continue to search for a new General Counsel and Compliance Executive. The Compliance Executive will report directly to the Audit Committee of our Board of Directors.  In the meantime, we have engaged external resources to support and assist in our compliance efforts.  We are actively strengthening our controls over the monthly closing and financial reporting processes by continuing to hire additional personnel with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. The hiring of additional, qualified personnel is critical to the building of a finance organization with the depth and breadth of knowledge to support our planned operations.

In May 2007, the Implementation Committee of our Board of Directors decided to implement the recommendation of the Board of Directors’ Special Committee Regarding Derivative Litigation that Dr. Sehat Sutardja remain Chief Executive Officer and a member of our Board of Directors, but step down as Chairman of the Board in favor of a non-executive Chairman.  This non-executive Chairman was to be selected from a group of new independent directors appointed to fill the then-three vacancies on our Board of Directors.  Since that time, we have added two new independent directors, Dr. Juergen Gromer and Dr. John Kassakian, to our Board of Directors, and our Board of Directors continues to search for additional independent directors.  Our Board of Directors is evaluating the roles of independent directors in the governance of the Board, and our Board of Directors will designate an independent director either as non-executive Chairman or non-executive Lead Director (if it retains an executive Chairman) once it has completed its search for additional new independent directors.

(3) We are actively enhancing communications through the implementation of formalized inter-departmental information exchanges on a recurring basis, and enhancements to the design of certain internal controls to enable a more detailed review process to occur on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

IPO Securities Litigation.  On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering (“IPO”) on June 29, 2000. That lawsuit, which did not name us or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Exchange Act. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants us and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions have been consolidated and coordinated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against us and the underwriters. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving Marvell is not one of the six cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. Defendants’ motions to dismiss those new complaints were denied in part and granted in part. Plaintiffs have also moved for class certification in the six focus cases, which the defendants in those cases have opposed.

Section 16(b) Litigation.  On October 9, 2007, a purported Marvell shareholder filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short-swing trading, against our IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. We are named as a nominal defendant. No recovery is sought from us. The underwriter defendants and some of the issuer defendants (excluding us) filed motions to dismiss on July 25, 2008; the plaintiff’s opposition briefing was due on September 8, 2008;

the moving defendants’ reply briefs are due on October 23, 2008 when the District Court will consider setting a hearing date for the motions. All discovery is stayed pending resolution of the moving defendants’ motions to dismiss.

Jasmine Networks Litigation.  On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court alleging claims against us and three of our officers for allegedly improperly obtaining and using information and technologies during the course of the negotiations with its personnel regarding the potential acquisition of certain Jasmine assets by us. The lawsuit claims that our officers improperly obtained and used such information and technologies after we signed a non-disclosure agreement with Jasmine. We believe the claims asserted against our officers and us are without merit and we intend to defend all claims vigorously.

On June 21, 2005, we filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees. The cross complaint was later amended to name two individual officers of Jasmine. On May 15, 2007, we filed a second amended cross complaint to add additional causes of action for declaratory relief against Jasmine. Among other causes of action, the cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell our technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights, and that such technology does not constitute trade secrets or property of Jasmine. The cross complaint seeks a declaratory judgment that our technology does not incorporate any of Jasmine’s alleged technology. The cross complaint seeks further declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s allegedly proprietary technology. We intend to prosecute the cross complaint against Jasmine and its personnel vigorously, including, but not limited to, filing certain dispositive motions regarding the ownership of the technology which is the subject of the cross complaint. On June 13, 2007, Jasmine filed a demurrer to the fifth, sixth and seventh causes of action of our second amended cross complaint. The demurrer was heard on July 19, 2007 and denied. On August 3, 2007, Jasmine filed its answer to the second amended cross complaint. We thereafter filed our motion for summary adjudication on our fifth and sixth causes of action for declaratory relief seeking, among other things, a determination that Jasmine held no proprietary interest in the “JSLIP” algorithm, which was one of the core technologies Jasmine asserts was misappropriated by us. The motion was denied on November 14, 2007. However, in its opposition, Jasmine admitted that JSLIP had been taken from the work of a third party and is embodied in patents held by the University of California and Cisco Systems. These admissions are significant with respect to both Jasmine’s assertion of trade secret rights and any damages claimed by Jasmine.

In addition, on December 28, 2001 and January 7, 2002, the trial court issued a preliminary injunction precluding Jasmine from using, disclosing or disseminating the contents of a privileged communication between certain officers of us and our counsel. The order granting injunctive relief was reversed by the California Court of Appeal, but review was granted by the California Supreme Court on a “grant and hold” basis pending the Court’s decision on a case involving closely related issues, Rico v. Mitsubishi Motors Corp. (2004) 116 Cal.App.4th 51. The effect of the California Supreme Court’s grant of review was to depublish the Court of Appeal’s decision. On December 13, 2007, the California Supreme Court ruled in the Rico v. Mitsubishi case in a manner consistent with the position asserted by us that attorney work product and attorney-client privileges are not waived by inadvertent disclosure of a privileged communication, and that any party receiving such information (i) is required to notify opposing counsel immediately; and (ii) may not read such document more closely than is necessary to determine it is privileged. Rico v. Mitsubishi Motors Corp. (2007) 42 Cal.4th 807. Following its decision in Rico v. Mitsubishi, on April 23, 2008, the California Supreme Court issued an order dismissing our petition for review.  As a result the decision of the Court of Appeal, which remains unpublished, became final.

The case is now proceeding in the trial court, where the parties are engaged in extensive discovery. We have successfully filed multiple discovery motions and anticipate filing additional discovery motions based upon Jasmine’s failure to provide discovery.  We further intend to bring dispositive motions on a number of Jasmine’s claims and anticipate a trial date sometime in 2009.  We intend to vigorously assert our cross-claims and defenses in the trial court.

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

On May 4, 2007, we filed an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment against CSIRO that the ‘069 Patent is invalid and unenforceable and that we and our customers do not infringe the ‘069

Patent. The complaint also seeks damages and a license for us and our customers on reasonable and non-discriminatory terms in the event our 802.11a/g/n wireless LAN products are found to infringe and the ‘069 Patent is found to be valid and enforceable.

On July 3, 2007, we moved to intervene in the two actions described in the first paragraph above pending in the Eastern District of Texas, for the purposes of staying the actions as to products incorporating our parts in favor of the separate action that we filed as described in the second paragraph above. Alternatively we moved to disqualify the firm of Townsend, Townsend and Crew from continuing to represent CSIRO because of a conflict of interest. CSIRO opposed these motions on August 3, 2007.

On August 3, 2007, CSIRO moved to dismiss our complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the first paragraph above. On October 24, 2007, the Court issued an order denying CSIRO’s motion to dismiss. The Court also denied our motions to stay/intervene/disqualify.  We appealed the Court’s denial of the motions to stay/intervene/disqualify to the United States Court of Appeals for the Federal Circuit.  The hearing on our appeal was held on September 3, 2008.  The Court has not yet rendered a decision.

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

On May 22, 2008, we filed a motion for summary judgment seeking to invalidate the ‘069 Patent on indefiniteness grounds.  The motion was denied on August 14, 2008.

The claim construction hearing occurred on June 26, 2008 and the claim construction order was issued on August 14, 2008.  On August 1, 2008, the Company moved to disqualify the firm of Townsend, Townsend and Crew from representing CSIRO in the Marvell v. CSIRO case because of a conflict of interest.  CSIRO opposed the motion on August 18, 2008.  The Court has not yet rendered a decision.  Trial for our declaratory judgment action is set to begin on May 10, 2010. CSIRO and we are currently engaging in discovery and motion practice.

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

On January 25, 2008, the Court entered a stipulated order staying proceedings so that the parties could finalize a settlement that would resolve the actions. On or about March 5, 2008, the parties entered into a memorandum of understanding that tentatively settles and resolves the actions. The terms of the memorandum of understanding include certain corporate governance enhancements and an agreement by us to pay up to $16 million in plaintiffs’ attorneys’ fees, an amount less than the $24.5 million that we received from a settlement with our directors’ and officers’ liability insurers. This tentative settlement of the consolidated derivative actions requires court approval before it becomes final. We accrued the $16 million settlement amount in the fourth quarter of fiscal 2008.  We anticipate that the parties will finalize and submit formal settlement documentation to the court in the next few months for both preliminary and final approval, at which time payment of the settlement amount will be made.  We recorded the insurance settlement amount as restricted cash at the time it was received in the first quarter of fiscal 2009.

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

SEC and United States Attorney Inquiries.  In July 2006, we received a letter of informal inquiry from the SEC requesting certain documents relating to our stock option grants and practices. We also received a grand jury subpoena from the office of the United States Attorney for the Northern District of California requesting substantially similar documents. On April 20, 2007, we were informed that the SEC was conducting a formal investigation into this matter. On June 8, 2007 and July 3, 2007, we received document subpoenas from the SEC. On October 11, 2007, we received a “Wells Notice” from the staff of the SEC. Weili Dai, Vice President of Sales for Communications and Consumer Business of MSI, who is not an officer or director of us, also received a “Wells” notice. The SEC staff also advised us that it is not at this time recommending enforcement action against any of our current officers or directors. The “Wells” notices indicated that the staff intended to recommend to the staff of the SEC that it bring civil actions against the recipients for injunctive relief and civil monetary penalties. We responded in writing to the “Wells Notice” and sought to reach a resolution of this matter before any action was filed.

On May 8, 2008, we announced that we had reached an agreement with the SEC to settle this matter.  Without admitting or denying the allegations in the SEC’s complaint, we agreed to settle the charges by consenting to a permanent injunction against any future violations of various provisions of the federal securities laws. We also agreed to pay a civil penalty of $10 million in connection with the settlement.  On May 8, 2008, the SEC filed a complaint captioned SEC v. Marvell Technology Group, Ltd., et al., Case No. CV-08-2367-HRL, in the United States District Court for the Northern District of California.  Our consent to entry of final judgment was also filed on May 8, 2008.  In a related agreement, Ms. Dai also entered into a settlement with the SEC.  Without admitting or denying the allegations in the SEC’s complaint, Ms. Dai consented to a permanent injunction against any future violations of various provisions of the federal securities laws, agreed not to serve as a director or officer of a public company for a period of five years, and agreed to pay a civil penalty of $500,000.   The Court entered the final judgment against Ms. Dai on June 16, 2008 and against us on July 1, 2008.  The Company accrued the $10 million civil penalty in the first quarter of fiscal 2009 and paid it to the SEC on July 8, 2008.

This settlement concludes the SEC’s formal investigation of us with respect to our historic stock option granting practices.

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

On May 27, 2008, defendants in both cases jointly moved to consolidate the co-pending related cases and permit claims involving suppliers of the products to be litigated first.  Wi-Lan filed its opposition on June 18, 2008.  The Court has not yet rendered a decision.  The Claim Construction Hearing is scheduled for September 1, 2010, and the trial is set to begin on January 4, 2011.  We believe that we do not infringe the asserted Wi-Lan patents and will vigorously defend ourselves in these matters.

On November 5, 2007, we filed a complaint against Wi-Lan in the United States District Court for the Northern District of California asking the Court to find that we do not infringe three patents that Wi-Lan asserted against us in its December 21, 2006 letter. Two of these patents were not asserted against us in either of the two Texas litigations. These patents allegedly relate to Wideband Code Division Multiple Access technology. Also, we ask in the alternative that the Court find the patents invalid. Wi-Lan has filed a motion to dismiss, and we filed our opposition to that motion on June 9, 2008.  On June 19, 2008, we settled this declaratory judgment action.  This settlement does not effect or in any way involve the ongoing litigations brought by Wi-LAN in the Eastern District of Texas.

Fujitsu et al. Litigation.  On December 17, 2007, Fujitsu, Ltd., LG Electronics., Ltd., and U.S. Philips Corp., sued NETGEAR, Inc. in the United States District Court for the Western District of Wisconsin, alleging that NETGEAR’s 802.11 equipment infringed three United States patents allegedly owned individually by the plaintiffs.  On March 17, 2008, NETGEAR filed a third-party complaint against three companies, including MSI, who allegedly supply 802.11 chips to NETGEAR.  In the third-party action, NETGEAR alleges that whatever damages and compensation it is required to pay as a result of the underlying patent infringement litigation, the alleged suppliers owe to NETGEAR.  We filed an answer and a motion to amend the schedule in the case on April 8, 2008.  The Court, on its own, adjusted the schedule to account for the new parties added to the litigation and moved the trial date to April 27, 2009.  The claim construction hearing was held on August 15, 2008.  We believe that we do not owe NETGEAR any payment resulting from NETGEAR’s use of our 802.11 parts in NETGEAR products, and we also believe that none of the patents in suit is infringed by NETGEAR.  We intend to defend this litigation vigorously.

General.  We are also party to other legal proceedings and claims arising in the normal course of business.  The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of our management. Although the legal responsibility and financial impact with respect to these proceedings and claims cannot currently be ascertained, an unfavorable outcome in such actions could have a material adverse effect on our cash flows, including potential impacts to certain covenants under its existing credit agreement. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require us to pay damages or one-time license fees or royalty payments, which could adversely impact gross margins in future periods, or could prevent us from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for us. There can be no assurance that these matters will be resolved in a manner that is not adverse to our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this quarterly report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended February 2, 2008 and subsequent reports on Forms 10-Q and 8-K. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

Changes in our management may cause uncertainty in, or be disruptive to, our business.

We have experienced significant changes in our management and our Board of Directors. In May 2007, our former Chief Financial Officer resigned and our Executive Vice President and Chief Operating Officer, who is one of our co-founders, resigned from those positions and as a member of our Board of Directors but continues to serve in a non-management role. Our former interim Chief Financial Officer, who joined us in January 2008, became Acting Chief Operating Officer after our newly appointed Chief Financial Officer joined us in May 2008. Also, the general counsel of our U.S. operating subsidiary was terminated in March 2007. We have not yet recruited permanent replacements for our Chief Operating Officer and General Counsel positions, and if we cannot recruit qualified permanent replacements for such positions, our business may suffer. Moreover, we continue to search for new independent directors to fill the existing vacancies on our Board of Directors, and two of the independent directors currently on our Board of Directors joined our Board of Directors in October 2007 and July 2008, respectively. An independent director will either suceed Dr. Sehat Sutardja as Chairman of the Board or be appointed to a new position of Lead Director. Although we will endeavor to implement any director and management transition as nondisruptive as possible, any such transition might impact our business, and give rise to uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. Our future success will depend to a significant extent on the ability of our management team to work together effectively. The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire and retain qualified management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward. If we are unable to attract and retain effective qualified replacements for our key executives and board of directors positions in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired.

We and certain of our current and former officers and directors have been named as parties to several purported shareholder derivative and class action lawsuits relating to our historic stock option granting practices, and may be named in additional litigation, all of which could require significant management time and attention, result in significant legal expenses, or cause our business, financial condition, results of operations and cash flows to suffer.

We have been named as a nominal defendant in purported shareholder derivative actions that name a number of our current and former directors and officers as defendants and that seek to recover damages purportedly sustained by us in connection with our historic stock option granting practices. The parties in the consolidated derivative lawsuit have reached a tentative settlement. In addition, putative class actions have been filed against us and certain of our officers and directors that allege violations of the federal securities laws in connection with our historic stock option granting practices, which seek to recover damages. We and our current and former executive officers and board members may in the future be subject to additional litigation relating to our historic stock option granting practices. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with such lawsuits. We cannot predict the outcome of these lawsuits. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. An unfavorable outcome in these litigations could exceed the proceeds obtained from a settlement and policy release with our directors and officers liability insurers and could have a material adverse effect on our business, financial condition, results of operations and cash flows, including potential impacts to certain covenants in our existing credit agreement.

Our tentative settlement of the consolidated shareholder derivative actions requires the court’s preliminary and final approval, and may not be approved by the court.

On or about March 5, 2008, the parties in the shareholder derivative actions entered into a memorandum of understanding that tentatively settles and resolves the pending consolidated derivative action filed in connection with our historic stock option granting practices. This tentative settlement of the derivative actions requires court approval before it becomes final. The court may not preliminarily or finally approve the tentative settlement. If the court does not approve the tentative settlement, the parties might elect or be required to continue litigating the consolidated derivative actions.

Matters related to the internal review of our historic stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, and could have a negative impact on our reputation, business, financial condition and results of operations.

Our historic stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We may become the subject of additional private or government actions regarding these matters in the future. We provided the results of our internal review to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard responded to formal and informal requests for documents and additional information. The SEC conducted first an informal and then a formal investigation of our historic stock option granting practices. On May 8, 2008, we announced that we had reached an agreement with the SEC to settle this matter. In a related agreement, Ms. Weili Dai also entered into a settlement with the SEC. The Court entered into the final judgment against Ms. Dai on June 16, 2008 and against us on July 1, 2008.  On July 8, 2008, we paid a $10 million civil penalty to the SEC in accordance with the settlement. As a result of our SEC settlement, we have forfeited for three years the ability to invoke the “safe harbor” for the forward-looking statements provision of the Private Securities Litigation Reform Act (“Reform Act”). This safe harbor provided us enhanced protection from liability related to forward-looking statements if the forward-looking statements were either accompanied by meaningful cautionary statements or were made without actual knowledge that they were false or misleading. Without the statutory safe harbor, it may be more difficult for us to defend against any such claims. Although this settlement concluded the SEC’s formal investigation of us with respect to our historic stock option granting practices, we cannot be certain regarding the outcome of any other unresolved litigation, regulatory proceedings and government enforcement actions relating to our historic stock option granting practices. The resolution of these matters has been and will be time consuming and expensive, and may require the time and attention of our management. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the shareholder litigation, as well as the government investigations of our historic stock option granting practices and any subsequent litigation. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows. Moreover, our settlement with the SEC, the tentatively settled shareholder derivative actions and the pending class action litigation could have a negative impact on our relationships with customers, suppliers and business partners, our ability to generate revenue, our ability to obtain director and officer insurance coverage, our ability to attract and retain employees, officers and directors, our ability to access debt and equity markets, customer and investor confidence in our board and management, and our revenue, net income, expenses, results of operations, profitability, earnings-per-share and cash flows.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of our initial public offering (“IPO”) on June 29, 2000. That lawsuit, which did not name us or any of our officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their investment clients in violation of Section 10(b) of the Exchange Act. Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to our IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants, us and two of our officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint in which we were not named as a defendant, plaintiffs allege that the defendants violated various provisions of the Securities Act and the Exchange Act in the course of our IPO. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions relating to our IPO have been coordinated with hundreds of other similar lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against us and the underwriters and us as to alleged violations of Section 11 of the Securities Act and Section 10(b) of the Exchange Act. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving us is not one of the six cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final court approval. On June 25, 2007, the court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints in the six focus cases and have moved for class certification. Defendants’ motions to dismiss those new complaints were denied in part and granted in part. On December 21, 2007, defendants in the six focus cases filed briefs opposing plaintiffs’ motion for class certification. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the integrated circuit industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of additional securities litigation. Any securities litigation could result in substantial costs, could divert the attention and resources of our management, and could have a material adverse effect on our reputation, business, financial condition, financial results, results of operations and cash flows.

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

We have assessed that we continue to have material weaknesses in our internal control over financial reporting. We are still in the process of remediating our material weaknesses. We strongly believe that effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting, as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, we may reassess the implementation or testing of certain of our current controls as a result of the recent release of Public Company Accounting Oversight Board Auditing Standard No. 5, which may lead to modifications in such controls. These modifications could affect the overall effectiveness or evaluation of the control system in the future by us or our independent registered public accounting firm. These inherent limitations include the realities that judgments in decision making can be faulty, breakdowns can occur because of simple error or mistake and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. Although we intend to continue to devote substantial resources to improve our internal control processes, we may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act of 2002 and other regulatory and reporting requirements. Our rapid growth and numerous acquisitions in recent years, and our possible future expansion through additional acquisitions, present challenges to maintain the internal control and disclosure control standards applicable to public companies. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and the effectiveness of our internal control over financial reporting required under the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act of 2002 or that management or our auditors will conclude that our internal control over financial reporting is effective in future periods.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and continuing into the first half of calendar 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate securities market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

As of August 2, 2008, our investment portfolio included $42.2 million in par value of auction rate securities.  Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 to 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.  Our auction rate securities are all backed by student loans originated under the FFELP and are over-collateralized, insured and guaranteed by the DOE.  All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase and their current ratings are still within the guidelines of our corporate investment policy.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by us, as the amount of securities submitted for sale in those auctions exceed the amount of bids.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.  Observable market places were not available for the valuation of these investments. Accordingly, we used a discounted cash flow model to estimate the fair value of the auction rate securities as of August 2, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment considering the guarantees by the DOE of the underlying student loans, guarantees by other third parties, additional credit enhancements included in the securities, and the rate of return required by investors to own these securities in the current environment.  Utilizing these assumptions, we found that our auction rate securities had a fair value of $40.3 million, which indicated an impairment of approximately $1.9 million.  During the six months ended August 2, 2008, we recorded a temporary impairment charge for this amount in accumulated other comprehensive (loss), a component of shareholders’ equity.  When evaluating whether the impairment is temporary or other than temporary, we reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market value.  We specifically noted that we had approximately 5% of our total cash invested in these auction rate securities, a cash balance of approximately $859.3 million in investments other than auction rate securities, and that we continue to generate positive cash flow on a quarterly basis.

While the recent auction failures limit our ability to liquidate these investments, we do not believe that the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements, and that we have the ability to hold these securities for a period longer than 12 months.  However, at the reporting date, it is not certain when liquidity will return to the markets or if any other secondary markets will become available, and we have continued to classify these auction rate securities in long-term investments as of August 2, 2008.

We will continue to evaluate the impact of these failed auctions on the fair value of our auction rate securities.  If the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the auction rate securities, or the United States government fails to support its guaranty of the obligations, we may be required to adjust the carrying value of the auction rate securities and record other-than-temporary impairment charges in future periods, which could materially affect our results of operations and financial condition.

Our recent acquisitions and any future acquisitions could harm our operating results and share price.

In November 2006, we completed our acquisition of the communications and applications processor business of Intel. The integration of these business assets and personnel was both a time consuming and expensive process. If customers do not accept or are dissatisfied with the way we have integrated the manufacturing processes of the business, they may adopt competing products and solutions. If our integration efforts were not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customer relations could be damaged.

We also completed several smaller acquisitions over the last three fiscal years.  Such acquisitions, as well as acquisitions in the future, could materially harm our operating results of operations or liquidity as a result of possible concurrent issuances of dilutive equity securities or payment of cash. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, acquired in-process research and development charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. It may also be necessary for us to take other financial charges and reserves as a result of acquisitions, such as inventory write-downs. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which had carrying values of approximately $2.4 billion as of August 2, 2008. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We have made and may continue to make acquisitions and investments, which could divert management’s attention, cause ownership dilution to our shareholders, be difficult to integrate and adversely affect our results of operations.

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

Our ability to realize the expected benefits of our acquisition of the communications and applications processor business of Intel and to eliminate the operating losses of that business will depend in large part on our ability to arrange for or maintain more cost-effective production of that business’ products, either through the recently completed transition of the manufacturing of certain products from Intel to third party foundries or through continuing arrangements with Intel for certain legacy products, increase the gross margin of those products, and retain the business’ relationship with its principal customers.

A significant portion of our business is dependent on the hard disk drive industry, which is highly cyclical, experiences rapid technological change, and is facing increased competition from alternative technologies.

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

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. For the six months ended August 2, 2008, one customer accounted for more than 10% of our net revenue, for a total of approximately 21% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our largest customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

We rely on independent foundries and subcontractors for the manufacture, assembly and testing of our integrated circuit products, and the failure of any of these third party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we rely on third party vendors to manufacture, assemble and test the products we design. We currently rely on several third party foundries to produce substantially all of our integrated circuit products. We also currently rely on several third party assembly and test subcontractors to assemble, package and test our products. This exposes us to a variety of risks, including the following:

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Currently our only alternative manufacturing sources are located in Taiwan, China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third party foundries, we are exposed to the risk that their operations may be disrupted by regional disasters. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. Major earthquakes also occurred in Taiwan in 2002, 2003, 2004 and more recently in 2006. In addition, the resurgence of severe acute respiratory syndrome, the outbreak of avian flu and any similar future outbreaks in Asia, where these foundries are located, could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and harm our business, financial condition or results of operations.

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

In order to secure sufficient foundry capacity when demand is high and mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with suppliers that could be costly and harm our results of operations, such as nonrefundable deposits with or loans to foundries in exchange for capacity commitments, and contracts that commit us to purchase specified quantities of integrated circuits over extended periods. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. For example, amounts payable under our foundry capacity are non-refundable regardless of whether we are able to utilize all of any of the guaranteed wafer capacity under the terms of the agreement. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

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

If we are unable to accurately predict our future sales and to appropriately budget for our expenses, our results of operations could suffer.

The rapidly changing nature of the markets in which we sell our products limits our ability to accurately forecast quarterly and annual sales. Additionally, because many of our expenses are fixed in the short term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If our sales do not increase as anticipated, significant losses could result due to our higher expense levels. For example, although in fiscal 2006 and 2007 we expanded our staffing and increased our expense levels in anticipation of future sales growth, in the fourth quarter of fiscal 2008, we implemented a plan to reduce operating expenses and help meet financial targets with a worldwide reduction in force of approximately 438 employees, or approximately 8% of our total workforce. We expect cost savings from this restructuring to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts.

Our financial condition and results of operations may vary, which may cause the price of our common shares to decline.

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

•                  effective and timely update of equipment and facilities as required for leading edge production capabilities; and

•                  our ability to realize the benefits expected from our recent acquisitions, including our acquisition of the communications and applications processor business of Intel.

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

If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our results of operations and competitive position will be harmed.

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

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, we have experienced periods of rapid growth and expansion. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,453 employees, as of August 2, 2008. Nonetheless, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations.

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

We have substantial operations, including approximately 20% of our workforce as of August 2, 2008, in Israel. These operations are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt these operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the ongoing situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of our operations in Israel.

We rely on third party distributors and manufacturers’ representatives and the failure of these distributors and manufacturers’ representatives to perform as expected could reduce our future sales.

We sell many of our products to customers through distributors and manufacturers’ representatives. From time to time, we enter into relationships with new distributors and manufacturers’ representatives, and we are unable to predict the extent to which new distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives also market and sell competing products. Our distributors and manufacturer’s representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current distributors or manufacturers’ representatives or recruit additional or replacement distributors or manufacturers’ representatives, our sales and operating results will be harmed. The loss of one or more of our distributors or manufacturers’ representatives could harm our sales and results of operations. We generally realize a higher gross margin on direct sales and from sales through manufacturers’ representatives than on sales through distributors. Accordingly, if our distributors were to account for an increased portion of our net sales, our gross margins may decline.

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

In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our results of operations, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We have a large amount of debt and our debt service obligations may prevent us from taking actions that we would otherwise consider to be in our best interests.

As of August 2, 2008, the aggregate principal amount of our total consolidated debt was $292.8 million. Covenants in the agreements governing our existing debt, and debt we may incur in the future, may materially restrict our operations, including our ability to incur debt, pay dividends, make certain investments and payments, make acquisitions and encumber or dispose of assets. In addition, financial covenants contained in agreements relating to our existing and future debt could lead to a default in the event our results of operations do not meet our plans and we are unable to amend those financial covenants. A default and acceleration under one debt instrument may also trigger cross-acceleration under our other debt instruments. An event of default under any debt instrument, if not cured or waived, could result in the lenders requiring us to repay the debt, and could make it more difficult for us to obtain additional debt financing arrangements, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our U.S. headquarters located in Santa Clara California, our building in Singapore, our buildings in Malaysia, our buildings in Switzerland and our buildings in Shanghai, China subject us to the risks of owning real property, which includes:

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel could delay the development and introduction of and harm our ability to sell our products. We do not have employment agreements with any of our key technical personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

A few of our officers own a large percentage of our voting stock, and two of them, together with another employee, are also significant shareholders and are related by blood or marriage. These factors may allow the officers and directors as a group or the three related employees to greatly influence the election of directors and the approval or disapproval of significant corporate actions.

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as our Vice President of Sales for Communications and Consumer Business of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 19.0% of our outstanding common shares as of August 2, 2008. As a result, if these individuals act together, they may significantly influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 86% of our net revenue for the six months ended August 2, 2008, 84% of our net revenue in fiscal 2008 and 89% of our net revenue in fiscal 2007.

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

Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs will increase the cost of such operations, which could harm our results of operations. For example, we have large fixed costs in Israel, which become relatively greater if the U.S. dollar declines in value versus the Israeli shekel. On January 27, 2007, the U.S. dollar - Israeli shekel exchange ratio was 4.25, but on August 2, 2008, this exchange ratio had fallen to 3.52. On the other hand, because substantially all of our sales to date have been denominated in U.S. dollars, increases in the value of the U.S. dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, potentially leading to a reduction in sales and profitability for us in that country. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in exchange rates for those foreign currencies.

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

We have a lengthy and expensive product sales cycle that does not assure product sales, and that if unsuccessful, may harm our results of operations.

The sales cycle for many of our products is long and requires us to invest significant resources with each potential customer without any assurance of sales to that customer. Our sales cycle typically begins with an extended evaluation and test period, also known as qualification, during which our products undergo rigorous reliability testing by our customers.

Qualification is typically followed by an extended development period by our customers and an additional three to nine month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist customers in implementing our products into the customers’ products. We incur significant research and development, selling and marketing, general and administrative expenses as part of this process, and this process may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in its storage product, the customer generally uses solely that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product, we will be unable to sell our integrated circuit to a customer until that customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, the customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier for the prior generation.

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

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed that could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. We have been issued several U.S. and foreign patents and have a number of pending U.S. and foreign patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours.

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

For example, one of our subsidiaries is a named third party defendant in a patent infringement lawsuit against NETGEAR filed in Wisconsin by Fujitsu Limited, LG Electronics and U.S. Philips Corp.  In addition, three of our subsidiaries filed an action in Texas against Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) seeking a declaratory judgment that CSIRO’s patent is invalid and unenforceable and that our subsidiary does not infringe the CSIRO patent.  Furthermore, one of our subsidiaries is a named defendant in a patent infringement lawsuit, also in Texas, filed by Wi-Lan, a Canadian company, which likewise alleges that its asserted patents are infringed.  We believe that our subsidiaries do not infringe any of the asserted Fujitsu, CSIRO or Wi-Lan patents, and we will vigorously defend ourselves in these matters.

We and/or our subsidiaries are also parties to other claims and litigation proceedings arising in the normal course of business. The impact on us as a result of such claims and litigation cannot currently be ascertained. Any litigation, regardless of the outcome, is time-consuming and expensive to resolve and can divert management time and attention. There can be no assurance that these matters will be resolved in a manner that is not adverse to our business, financial condition, results of operations or cash flows.

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

The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. Initially, this tax exemption was to expire after 10 years, but the Economic Development Board in June 2006 agreed to extend the term to 15 years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. If our Pioneer Status is terminated early, our financial results could be harmed.

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

During fiscal 2007, our Switzerland subsidiary received from both the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration a ten-year tax holiday on a design and research centre and any wafer supply trading activity revenues earned in Switzerland.  Each jurisdiction has separate requirements that need to be met such as the ten-year business requirement and investment in head count, intellectual property, office equipment, software and other expense items.  If the requirements are not met, there would be tax dollars to be paid that may affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended August 2, 2008, we issued 1,678,735 common shares as a result of the exercise of warrants at an exercise price of $4.60.  We received an aggregate $2,410,752.68 from the issuance of 523,792 common shares exercised pursuant to the foregoing warrants.  The remaining 1,154,943 common shares were exercised by net issuance from warrants that were exercisable for 1,578,247 common shares.  The issuance of these common shares was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2008 annual general meeting of shareholders held on July 11, 2008, the following proposals were adopted by the votes indicated.

1.                                       To elect three Class 2 directors, to hold office for a three-year term until the 2011 annual general meeting of shareholders or until their successors are duly elected and qualified, and one Class 1 director, to hold office for a two-year term until the 2010 annual general meeting of shareholders or until his successor is duly elected and qualified.

	For	Against	Abstain	Broker Non- Votes
John G. Kassakian – Class 1 Director	508,484,775	40,602,072	5,338,697	—
Kuo Wei (Herbert) Chang – Class 2 Director	344,907,936	204,277,609	5,240,000	—
Juergen Gromer, Ph.D. – Class 2 Director	508,094,127	41,054,471	5,276,947	—
Arturo Krueger – Class 2 Director	495,097,406	54,117,363	5,210,775	—

The term of office for directors Dr. Sehat Sutardja and Dr. Pantas Sutardja continued after the annual general meeting of shareholders.

2.                                       To re-appoint PricewaterhouseCoopers LLP as our auditors and independent registered public accounting firm, and authorize the audit committee, acting on behalf of our board of directors, to fix the remuneration of the auditors and independent registered public accounting firm, in both cases for our fiscal year ending January 31, 2009.

For	Against	Abstain	Broker Non- Votes
545,617,515	3,971,858	4,836,176	—

Item 5. Other Information

None.

Item 6. Exhibits

(a)      The following exhibits are filed as part of this report:

10.1	Policy for Non-Business Use of Corporate Aircraft, is incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the SEC on May 23, 2008.
10.2#

Employment Offer Letter executed on May 29, 2008 between the Company and Clyde Hosein, is incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the SEC on May 30, 2008.

10.3#	Form of Indemnification Agreement between the Company and Clyde Hosein, is incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K as filed with the SEC on May 30, 2008.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Clyde Hosein, Chief Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Clyde Hosein, Chief Financial Officer.

#                 Denotes an executive or director compensation plan or arrangement.

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

MARVELL TECHNOLOGY GROUP LTD.

September 10, 2008	By:	/s/ CLYDE R. HOSEIN
Date		Clyde R. Hosein
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Policy for Non-Business Use of Corporate Aircraft, is incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the SEC on May 23, 2008.
10.2#

Employment Offer Letter executed on May 29, 2008 between the Company and Clyde Hosein, is incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the SEC on May 30, 2008.

10.3#	Form of Indemnification Agreement between the Company and Clyde Hosein, is incorporated herein by reference to Exhibit 10.2 of our Current Report on Form 8-K as filed with the SEC on May 30, 2008.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Clyde Hosein, Chief Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sehat Sutardja Ph.D., President and Chief Executive Officer.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Clyde Hosein, Chief Financial Officer.

#                 Denotes an executive or director compensation plan or arrangement.

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