Form 10-Q
period 2008-11-01
MARVELL TECHNOLOGY GROUP LTD
filed 2008-12-11
CIK 1058057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of common shares of the registrant outstanding as of November 30, 2008 was 613,308,520 shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 1, 2008	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,020,007	$615,648
Restricted cash	24,500	—
Short-term investments	—	15,254
Accounts receivable, net	397,836	332,020
Inventories	339,533	419,494
Prepaid expenses and other current assets	63,836	105,809
Deferred income taxes	15,516	15,516
Total current assets	1,861,228	1,503,741
Property and equipment, net	401,521	416,241
Long-term investments	40,310	45,628
Goodwill	1,995,151	1,994,068
Acquired intangible assets, net	328,704	433,809
Other non-current assets	123,591	157,107
Total assets	$4,750,505	$4,550,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,119	$231,135
Accrued liabilities	98,711	122,961
Accrued employee compensation	141,491	118,101
Income taxes payable	37,513	39,132
Deferred income	64,720	69,420
Current portion of capital lease obligations	1,751	2,463
Total current liabilities	568,305	583,212
Capital lease obligations, net of current portion	2,911	4,238
Non-current income taxes payable	110,062	108,543
Term loan obligations, long-term portion	187,750	390,750
Other long-term liabilities	50,390	52,332
Total liabilities	919,418	1,139,075
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares	1,226	1,200
Additional paid-in capital	4,309,512	4,100,659
Accumulated other comprehensive income (loss)	(948)	615
Accumulated deficit	(478,703)	(690,955)
Total shareholders’ equity	3,831,087	3,411,519
Total liabilities and shareholders’ equity	$4,750,505	$4,550,594

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Net revenue	$791,046	$758,246	$2,437,696	$2,050,007
Operating costs and expenses:
Cost of goods sold	379,137	396,209	1,173,892	1,059,156
Research and development	234,222	252,205	722,411	722,532
Selling and marketing	41,158	46,423	129,080	150,757
General and administrative	28,869	32,537	72,809	90,300
Amortization of acquired intangible assets	34,814	37,311	105,049	111,924
Total operating costs and expenses	718,200	764,685	2,203,241	2,134,669
Operating income (loss)	72,846	(6,439)	234,455	(84,662)
Interest and other income, net	15,109	1,109	21,973	3,127
Interest expense	(3,566)	(10,518)	(15,876)	(30,435)
Income (loss) before income taxes	84,389	(15,848)	240,552	(111,970)
Provision (benefit) for income taxes	13,443	(9,412)	28,300	3,750
Net income (loss)	$70,946	$(6,436)	$212,252	$(115,720)
Net income (loss) per share:
Basic	$0.12	$(0.01)	$0.35	$(0.20)
Diluted	$0.11	$(0.01)	$0.34	$(0.20)
Weighted average shares:
Basic	611,945	590,759	606,676	588,573
Diluted	630,810	590,759	630,997	588,573

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	November 1, 2008	October 27, 2007
Cash flows from operating activities:
Net income (loss)	$212,252	$(115,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,786	78,804
Stock-based compensation	132,431	161,020
Amortization of acquired intangible assets	105,049	111,924
Gain from sale of asset under construction	—	(5,122)
Fair market value adjustment to Intel inventory sold	(14,163)	(103,914)
Interest expense related to supply contract	—	4,668
Excess tax benefits from stock-based compensation	(356)	(300)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Restricted cash	(24,500)	—
Accounts receivable	(65,816)	(56,932)
Inventories	95,850	(158,834)
Prepaid expenses and other assets	61,847	99,523
Accounts payable	(6,004)	(31,107)
Accrued liabilities and other	(23,693)	(6,254)
Accrued employee compensation	17,659	10,497
Income taxes payable	(100)	(4,192)
Deferred income	(4,700)	29,833
Net cash provided by operating activities	571,542	13,894
Cash flows from investing activities:
Cash paid in acquisitions, net	—	(8,349)
Purchases of investments	(10,172)	(166,230)
Sales and maturities of investments	29,181	120,516
Purchases of technology licenses	(2,650)	(19,525)
Purchases of property and equipment	(59,312)	(81,135)
Proceeds from sale of asset under construction	—	5,122
Net cash used in investing activities	(42,953)	(149,601)
Cash flows from financing activities:
Proceeds from the issuance of common shares	80,453	32,289
Principal payments on capital lease and debt obligations	(205,039)	(9,589)
Excess tax benefits from stock-based compensation	356	300
Net cash provided by (used in) financing activities	(124,230)	23,000
Net increase (decrease) in cash and cash equivalents	404,359	(112,707)
Cash and cash equivalents at beginning of period	615,648	568,008
Cash and cash equivalents at end of period	$1,020,007	$455,301

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and its Significant Accounting Policies

The Company

Marvell Technology Group Ltd., a Bermuda company (the “Company”), is a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. The Company’s diverse product portfolio includes switching, transceivers, wireless, PC connectivity, gateways, communications controllers, storage and power management solutions that serve diverse applications used in business enterprise, consumer electronics and emerging markets.

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2009 is comprised of a 52-week period and fiscal 2008 was comprised of a 53-week period.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of November 1, 2008, the results of its operations for the three and nine months ended November 1, 2008 and October 27, 2007, and its cash flows for the nine months ended November 1, 2008 and October 27, 2007. The February 2, 2008 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K but does not include all disclosures required by GAAP.  Certain reclassifications have been made to the prior period balances in the Statements of Operations and Statements of Cash Flows in order to conform to the current period’s presentation.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended February 2, 2008 included in the Company’s Annual Report on Form 10-K as filed on March 28, 2008 with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended November 1, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance based compensation, uncollectible receivables, inventory excess and obsolescence, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the United States dollar.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds.

Investments

The Company’s marketable investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of tax, if any, in accumulated other comprehensive income (loss), a component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income, net.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the limited customer base located primarily in the Asia Pacific Region, are substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluation of its customers’ financial condition and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the account receivable balances and current economic conditions that may affect a customer’s ability to pay.

Inventories

Inventories are stated at the lower of cost or market, determined under the first-in, first-out method. We establish inventory excess and obsolescence provisions for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about future demand and market conditions.  Shipping and handling costs are classified as a component of cost of goods sold in the unaudited condensed consolidated statements of operations.

Property and equipment, net

Property and equipment, including capital leases and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years. Buildings are depreciated over an estimated useful life of 30 years and building improvements are depreciated over estimated useful lives of 15 years. Land is not depreciated. Assets held under capital leases and leasehold improvements are amortized over the shorter of term of lease or their estimated useful lives.

Goodwill and acquired intangible assets, net

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

Goodwill is measured and tested for impairment on an annual basis during the fourth fiscal quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process since its implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” because the fair value of the reporting unit has exceeded its net book value at every measurement date.

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

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of the Company’s sales are made through distributors under agreements allowing for price protection, shipped from stock pricing adjustment rights and limited rights of return on product unsold by the distributors. Although title passes to the distributor upon shipment terms and payment by the Company’s distributors is not contingent on resale of the product, product revenue on sales made through distributors with price protection, ship from stock pricing adjustment and stock rotation rights is deferred until the distributors sell the product to end customers because the Company’s selling price is not fixed and determinable and the Company is not able to estimate future returns.  Deferred revenue less the related cost of the inventories is reported as deferred income.  The Company does not believe that there is any significant exposure related to impairment of deferred cost of sales, as its historical returns have been minimal and inventory turnover for its distributors generally ranges from 60 to 90 days.  The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time it also may request a customer to accept a shipment of product before its original requested delivery date, in which case, revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be “reasonably assured,” fixed or determinable if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due.  Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer.

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates.

The Company also enters into development agreements with some of its customers. Under these development agreements, product revenue is recognized under the proportionate performance method.  Revenue is recognized as related costs to complete the contract are incurred. These costs are included in research and development and other expense.

The provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” apply to sales arrangements with multiple arrangements that include a combination of hardware, software and /or services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. Undelivered elements typically are software, warranty and maintenance services.

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

Accounting for income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the income tax basis of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered or settled, a difference between the tax basis of an asset or liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or assets are recovered, hence giving rise to a deferred tax liability or asset, respectively. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company would establish a valuation allowance. The Company accounts for uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Tax Positions” (“FIN 48”). The Company classifies accrued interest and penalties as part of the accrued FIN 48 liability and records the expense within the provision for income taxes.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in its subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 12 - Income Taxes of the notes to unaudited condensed consolidated financial statements for additional detail on the Company’s uncertain tax positions.

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

Note 2. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.  The adoption of SFAS 141R will change the Company’s accounting treatment for business combinations on a prospective basis beginning on or after December 15, 2008.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”),” to partially defer SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  FSP157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of FSP157-2 and does not anticipate that FSP 157-2 will have a material impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will adopt SFAS 161 in the first quarter of fiscal 2010 and does not anticipate that SFAS 161 will have a significant impact on its financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not anticipate that FSP FAS 142-3 will have a significant impact on its financial position and results of operations.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial position and results of operations.

Note 3. Available-For-Sale-Investments

Available-for-sale investments (in thousands)

	As of November 1, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term investments:
Auction rate securities	$41,850	$—	$(1,540)	$40,310
Total long-term investments	$41,850	$—	$(1,540)	$40,310
Total available-for-sale securities	$41,850	$—	$(1,540)	$40,310

	As of February 2, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. Federal debt securities	$15,231	$23	$—	$15,254
Total short-term investments	$15,231	$23	$—	$15,254
Long-term investments:
Auction rate securities	$45,628	$—	$—	$45,628
Total long-term investments	$45,628	$—	$—	$45,628
Total available-for-sale securities	$60,859	$23	$—	$60,882

As of November 1, 2008, the Company’s investment portfolio included $41.8 million in par value of auction rate securities.  Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 to 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The Company’s auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program and are over-collateralized, insured and guaranteed by the United States Federal Department of Education (the “DOE”).  All auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase and their current ratings are still within the guidelines of the Company’s investment policy.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by the Company, as the amount of securities submitted for sale in those auctions exceed the amount of bids.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity. Observable market prices were not available for the valuation of these investments.  Accordingly, the Company used a discounted cash flow model to estimate the fair value of the auction rate securities as of November 1, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment considering the guarantees by the DOE of the underlying student loans, guarantees by other third parties, additional credit enhancements included in the securities, and the rate of return required by investors to own these securities in the current environment.  Utilizing these assumptions, the Company found that its auction rate securities had a fair value of $40.3 million, which indicated an impairment of approximately $1.5 million. During the nine months ended November 1, 2008, the Company recorded a temporary impairment charge for this amount in accumulated other comprehensive (loss), a component of shareholders’ equity.  When evaluating whether the impairment is temporary or other than temporary, the Company reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market value.  The Company specifically noted that it had approximately 4% of its total cash invested in these auction rate securities, a cash balance of approximately $1.0 billion in cash and cash equivalents other than auction rate securities, and that the Company continues to generate positive cash flow on a quarterly basis.

While the recent auction failures limit the Company’s ability to liquidate these investments, the Company does not believe that the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements, and that it has the ability to hold these securities for a period longer than 12 months.  However, at the reporting date, it is not certain when liquidity will return to the markets or if any other secondary markets will become available, and the Company has continued to classify its auction rate securities in long-term investments as of November 1, 2008.

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

The contractual maturities of available-for-sale debt securities at November 1, 2008 and February 2, 2008 are presented in the following table (in thousands):

	November 1, 2008		February 2, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$15,231	$15,254
Due between one and five years	—	—	—	—
Due over five years	41,850	40,310	45,628	45,628
	$41,850	$40,310	$60,859	$60,882

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	November 1, 2008
	Less than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Auction rate securities	$41,850	$1,540	$41,850	$1,540
Total securities	$41,850	$1,540	$4,1850	$1,540

Note 4. Supplemental Financial Information

Inventories (in thousands)

	November 1, 2008	February 2, 2008
Work-in-process	$209,234	$270,449
Finished goods	130,299	149,045
	$339,533	$419,494

Prepaid expenses and other current assets (in thousands)

	November 1, 2008	February 2, 2008
Prepayments for foundry capacity	$16,000	$23,200
Prepayments for wafers	—	13,938
Receivable from foundry	8,392	10,240
Other	39,444	58,431
	$63,836	$105,809

Property and equipment, net (in thousands)

	November 1, 2008	February 2, 2008
Property and equipment:
Machinery and equipment	$337,044	$315,797
Computer software	75,789	72,736
Furniture and fixtures	22,882	22,303
Leasehold improvements	33,627	33,659
Buildings	107,660	105,091
Building improvements	44,741	44,340
Land	71,198	61,096
Construction in progress	42,464	32,287
	735,405	687,309
Less: Accumulated depreciation and amortization	(333,884)	(271,068)
	$401,521	$416,241

Other non-current assets (in thousands)

	November 1, 2008	February 2, 2008
Long term prepayments for foundry capacity	$12,000	$22,800
Cost investments in private companies	7,058	7,058
Severance fund	45,718	50,235
Technology licenses	21,667	25,209
Deferred tax assets, non-current	22,975	22,975
Other	14,173	28,830
	$123,591	$157,107

Accrued liabilities (in thousands)

	November 1, 2008	February 2, 2008

Term loan obligations, current portion	$4,000	$4,000
Accrued royalties	7,752	8,859
Accrued rebates	28,924	22,756
Accrued legal and professional services	27,427	25,562
Accrued contingent consideration	—	27,000
Other	30,608	34,784
	$98,711	$122,961

Other long-term liabilities (in thousands)

	November 1, 2008	February 2, 2008

Accrued severance	$48,659	$49,819
Long-term facilities consolidation charge	717	1,326
Other	1,014	1,187
	$50,390	$52,332

Note 5. Net Income (Loss) Per Share

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

	Three Months Ended		Nine Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Numerator:
Net income (loss)	$70,946	$(6,436)	$212,252	$(115,720)
Denominator:
Weighted average shares of common shares outstanding	611,945	590,759	606,676	588,573
Weighted average shares — basic	611,945	590,759	606,676	588,573
Effect of dilutive securities-
Warrants	—	—	420	—
Common share options and other	18,865	—	23,901	—
Weighted average shares — diluted	630,810	590,759	630,997	588,573
Net income (loss) per share
Basic	$0.12	$(0.01)	$0.35	$(0.20)
Diluted	$0.11	$(0.01)	$0.34	$(0.20)

Options to purchase 66,079,306 common shares at a weighted average exercise price of $19.34 have been excluded from the computation of diluted net income per share for the three months ended November 1, 2008 because the exercise price of the stock options was greater than the average share price of the Company’s common shares and therefore, the effect would have been anti-dilutive.  Warrants, common share options, restricted stock and other securities totaling 38,808,757 shares were excluded from diluted net loss per share for the three months ended October 27, 2007 as their impact would be anti-dilutive in a net loss period.

Options to purchase 60,499,458 common shares at a weighted average exercise price of $20.25 have been excluded from the computation of diluted net income per share for the nine months ended November 1, 2008because the exercise price of the stock options was greater than the average share price of the Company’s common shares and therefore, the effect would have been anti-dilutive. Warrants, common stock options, restricted stock and other securities totaling 41,265,093 were excluded from diluted net loss per share for the nine months ended October 27, 2007 as their impact would be anti-dilutive in a net loss period.

Comprehensive income (loss) (in thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Net income (loss)	$70,946	$(6,436)	$212,252	$(115,720)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments and other, net of tax	316	143	(1,563)	467
Total comprehensive income (loss)	$71,262	$(6,293)	$210,689	$(115,253)

Accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated balance sheets, consists of the unrealized gains and losses on available-for-sale investments and other, net of tax.

Note 6. Fair Value Measurements

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

In accordance with SFAS 157, we measure our cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs.  The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources.  Therefore, the auction rate securities were valued using a discounted cash flow model (see Note 3 above).  Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 1% of total assets as of November 1, 2008.

The table below sets forth, by level, our financial assets that were accounted for at fair value as of November 1, 2008.  The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	Portion of Carrying Value Measured at Fair Value November 1, 2008	Level 1	Level 3
Items measured at fair value on a recurring basis:

Cash equivalents:
U.S. Treasury bills	$53,685	$53,685
Money market funds	202,000	202,000
Long-term investments:
Auction rate securities	40,310		40,310
Total	$295,995	$255,685	$40,310

The following table summarizes the change in fair values for Level 3 items for the nine months ended November 1, 2008:

Level 3
Changes in fair value during the period ended November 1, 2008 (pre-tax):

Beginning Balance at February 3, 2008	$45,628
Purchases	10,000
Sales	(13,778)
Unrealized loss included in other comprehensive income (loss)	(1,540)
Ending Balance at November 1, 2008	$40,310

Note 7. Business Combinations

During fiscal 2008, the Company completed the acquisition of two unrelated private companies. One of the companies was acquired for $9.7 million and designs and develops software for optical storage applications. The second company was acquired for $13.4 million and provides IP Multimedia Subsystem middleware and applications for multi-mode cellular mobile devices. Under the purchase method of accounting, the total purchase price of these acquisitions was allocated to net tangible and intangible assets based on their fair values with the remainder recorded as goodwill.  In conjunction with these acquisitions, the Company recorded acquired net tangible assets of $4.1 million, deferred tax assets of $0.9 million, deferred tax liabilities of $3.8 million, amortizable intangible assets of $9.2 million and goodwill of $12.7 million. The intangible assets are being amortized over their useful lives ranging from one to seven years.

During the three months ended November 1, 2008, the Company paid $1.3 million in cash to shareholders of one of the unrelated private companies based on the achievement of certain defined milestones.  Approximately $1.1 million of the amount paid was recorded to goodwill as additional purchase consideration.  The remainder was recorded as compensation expense.

Note 8. Acquired Intangible Assets, Net

	As of November 1, 2008			As of February 2, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$708,398	$(588,678)	$119,720	$708,398	$(538,765)	$169,633
Core technology	212,650	(91,372)	121,278	212,650	(62,758)	149,892
Trade name	350	(199)	151	350	(130)	220
Customer contracts	183,300	(96,271)	87,029	183,300	(70,029)	113,271
Supply contract	900	(735)	165	900	(642)	258
Non-competition	700	(339)	361	700	(165)	535
Total intangible assets, net	$1,106,298	$(777,594)	$328,704	$1,106,298	$(672,489)	$433,809

Purchased technologies are amortized on a straight-line basis over their estimated useful lives of one to six years.  Core technologies are amortized on a straight-line basis over their estimated useful lives of one to eight years.  Trade names are amortized on a straight-line basis over their estimate useful lives of one to five years.  Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to seven years.  The supply contract is amortized on a straight-line basis over its estimated useful life of four years.  Non-competition is amortized on a straight-line basis over three years.  The aggregate amortization expense of identified intangible assets was $34.8 million for the three months ended November 1, 2008 and $37.3 million for the three months ended October 27, 2007, $105.0 million for the nine months ended November 1, 2008 and $111.9 million for the nine months ended October 27, 2007.

Based on the identified intangible assets recorded at November 1, 2008, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of fiscal 2009	$32,801
2010	113,496
2011	83,283
2012	41,713
2013	34,979
Thereafter	22,432
$328,704

Note 9. Commitments and Contingencies

Warranty obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three and nine months ended November 1, 2008 and October 27, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Warranty accrual (included in accrued liabilities):
Beginning balance	$2,521	$2,380	$2,532	$2,567
Accruals	286	397	1,106	756
Settlements	(367)	(310)	(1,198)	(856)
Ending balance	$2,440	$2,467	$2,440	$2,467

Intellectual property indemnification

The Company has agreed to indemnify select customers for claims made against the Company’s products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights.  Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim, including paying for the customer’s attorneys’ fees and costs.  The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation.  In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification.  Although, historically, the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements.  However, the maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

Purchase commitments

In connection with the acquisition of the communication and application processor business of Intel Corporation, the Company entered into a product supply agreement with Intel. Although the Company has met the contractual obligations under the original supply agreement and has transitioned certain products to its fabrication partners, the Company anticipates that it will continue to source certain legacy application processor cellular and handset inventory from Intel. Under terms of an amendment to the supply agreement, the Company has committed to purchase an additional minimum number of wafers through December 2008. The amendment had no impact on the accounting for the original acquisition.  As of November 1, 2008, the Company had non-cancellable purchase orders outstanding of $11.4 million under the amended arrangement.

Under the Company’s manufacturing relationships with its other foundries, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of November 1, 2008, these foundries had incurred approximately $123.4 million of manufacturing expenses on the Company’s outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of 18 months.  The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of November 1, 2008, payments totaling $174.2 million, which is included in prepaid expenses and other current assets and other non-current assets have been made and approximately $146.2 million of the prepayment has been utilized as of November 1, 2008.  At November 1, 2008, there were no outstanding commitments under the agreement.

As of November 1, 2008, the Company had approximately $58.1 million of other outstanding non-cancellable purchase orders for capital purchase obligations.

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

Section 16(b) Litigation.  On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.  Numerous similar suits were filed by the same plaintiff against other underwriters relating to other issuers.   A hearing on motions to dismiss filed by the underwriter defendants and some of the issuer defendants (excluding the Company) is scheduled for January 16, 2009.  All discovery is stayed pending resolution of the moving defendants’ motions to dismiss.

Jasmine Networks Litigation.  On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court alleging claims against the Company and three of its officers for allegedly improperly obtaining and using information and technologies during the course of the negotiations with its personnel regarding the potential acquisition of certain Jasmine assets by the Company. The lawsuit claims that the Company’s officers used such information and technologies after the Company signed a non-disclosure agreement with Jasmine. The Company believes the claims asserted against its officers and the Company are without merit and the Company intends to defend all claims vigorously.

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

The case is now proceeding in the trial court, and a trial date has been set for March 2, 2009.  The parties are engaged in extensive discovery.  The Company and its officers intend to seek summary judgment and/or summary adjudication of issues as to the claims alleged against them, and to vigorously assert their cross-claims and defenses in the trial court.

CSIRO Litigation.  As of January 2007, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) was involved in three patent litigations in the Eastern District of Texas in which it has accused a number of wireless LAN system manufacturers, including some of the Company’s customers, of infringing CSIRO’s patent, U.S. Patent No. 5,487,069 (the “‘069 Patent”).  CSIRO’s claims of infringement relate to IEEE 802.11a, 802.11g and 802.11n wireless standards. As a result of CSIRO’s claims for patent infringement, a number of the Company’s customers have sought indemnification from the Company.  In response to these demands for indemnification, the Company has acknowledged the demands and incurred costs in response to them.

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

On July 3, 2007, the Company moved to intervene in two of the actions described in the first paragraph above pending in the Eastern District of Texas, for the purposes of staying the actions as to products incorporating the Company’s parts in favor of the separate action that the Company filed as described in the second paragraph above. Alternatively the Company moved to disqualify the firm of Townsend, Townsend and Crew from continuing to represent CSIRO because of a conflict of interest. CSIRO opposed these motions on August 3, 2007.

On August 3, 2007, CSIRO moved to dismiss the Company’s complaint for lack of case or controversy and failure to state a claim upon which relief can be granted, or, in the alternative, to stay the case pending the resolution of the pending lawsuits described in the first paragraph above. On October 24, 2007, the Court issued an order denying CSIRO’s motion to dismiss. The Court also denied the Company’s motions to stay/intervene/disqualify.  The Company appealed the Court’s denial of the motions to stay/intervene/disqualify to the United States Court of Appeals for the Federal Circuit (the “CAFC”).   On October 23, 2008, the CAFC affirmed the Court’s decision in a nonprecedential opinion.

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

The claim construction hearing was held on June 26, 2008 and the claim construction order was issued on August 14, 2008.  Trial for the three actions described in the first paragraph is currently set to begin on April 13, 2009.  Trial for the Company’s declaratory judgment action is set to begin on May 10, 2010.  CSIRO and the Company are currently engaging in discovery and motion practice.  The Court has set a Case Management Conference for December 16, 2008 for the Marvell action and related CSIRO actions, including those actions involving the Company’s customers.  At the December 16 Case Management Conference, the Court may take some action that would affect the schedules and/or other aspects of the various CSIRO litigations.

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

Class Action Securities Litigation.  Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The complaints allege that the Company and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaints seek, on behalf of persons who purchased the Company’s common shares during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements. Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation. On August 16, 2007, plaintiffs filed a consolidated class action complaint. On October 18, 2007, the Company filed a motion to dismiss the consolidated class action complaint.  On September 29, 2008, the District Court issued an order granting in part and denying in part Marvell’s motion to dismiss the consolidated class action complaint.  The District Court gave the plaintiffs thirty days to amend their complaint.  Plaintiffs elected not to amend the complaint and instead will proceed with the claims that the court did not dismiss. Defendants’ responses to the complaint are due on December 12, 2008.

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

On May 27, 2008, defendants in both cases jointly moved to consolidate the co-pending related cases and permit claims involving suppliers of the products to be litigated first.  Wi-Lan filed its opposition on June 18, 2008.  On September 10, 2008, the Court granted the defendant’s motion to consolidate both actions but denied as premature having the defendant suppliers’ case proceed first.  The Claim Construction Hearing is scheduled for September 1, 2010, and the trial is set to begin on January 4, 2011.  MSI believes it does not infringe the asserted Wi-Lan patents and will vigorously defend itself in these matters.

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

Fujitsu et al. Litigation.  On December 17, 2007, Fujitsu, Ltd., LG Electronics., Ltd., and U.S. Philips Corp., sued NETGEAR, Inc. in the United States District Court for the Western District of Wisconsin, alleging that NETGEAR’s 802.11 equipment infringed three United States patents allegedly owned individually by the plaintiffs.  On March 17, 2008, NETGEAR filed a third-party complaint against three companies, including MSI, who allegedly supply 802.11 chips to NETGEAR.  In the third-party action, NETGEAR alleges that whatever damages and compensation it is required to pay as a result of the underlying patent infringement litigation, the alleged suppliers owe to NETGEAR.  The Company filed an answer and a motion to amend the schedule in the case on April 8, 2008.  The Court, on its own, adjusted the schedule to account for the new parties added to the litigation and moved the trial date to April 27, 2009.  The claim construction hearing was held on August 15, 2008.  The Company believes that it does not owe NETGEAR any payment resulting from NETGEAR’s use of the Company’s 802.11 parts in NETGEAR products, and the Company also believes that none of the patents in suit is infringed by NETGEAR.  The Company entered into a stipulated dismissal from this litigation on November 3, 2008.

General.  The Company is also party to other legal proceedings and claims arising in the normal course of business.  The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of the Company’s management. Although the legal responsibility and financial impact with respect to these proceedings and claims cannot currently be ascertained, an unfavorable outcome in such actions could have a material adverse effect on the Company’s cash flows.  Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages or one-time license fees or royalty payments, which could adversely impact gross margins in future periods, or could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

Note 10. Stock-Based Compensation

The Company adopted SFAS 123R in its fiscal year beginning January 29, 2006.  SFAS 123R requires the measurement and recognition of compensation expense for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on estimated fair values.

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Cost of goods sold	$1,795	$4,326	$8,623	$10,619
Research and development	30,607	39,989	93,537	106,622
Selling and marketing	6,896	6,949	20,403	25,097
General and administrative	280	4,092	9,868	18,682
	$39,578	$55,356	$132,431	$161,020

Stock-based compensation of $2.5 million was capitalized into inventory as of November 1, 2008.

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Volatility	44%	45%	45%	45%
Expected life (in years)	5.3	5.0	1.3	1.3
Risk-free interest rate	3.3%	4.3%	4.3%	4.9%
Dividend yield	—	—	—	—
Weighted average fair value	$4.99	$7.33	$6.05	$5.62

	Stock Option Plans		ESPP
	Nine Months Ended		Nine Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Volatility	44%	45%	45%	45%
Expected life (in years)	5.2	5.0	1.3	1.3
Risk-free interest rate	3.3%	4.4%	4.3%	4.9%
Dividend yield	—	—	—	—
Weighted average fair value	$5.23	$7.41	$6.05	$5.62

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

Note 11. Shareholders’ Equity

Stock plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 383,675,842 common shares reserved for issuance thereunder as of November 1, 2008.  Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than

110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting and the exercised shares remain unvested until vested in accordance with the terms of the grant. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

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

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan had 750,000 common shares reserved for issuance thereunder as of November 1, 2008.  Under the 2007 Directors’ Plan, an outside director is granted an option to purchase 50,000 common shares upon appointment to the Company’s Board of Directors. These options vest 1/3rd on the one year anniversary of the date of grant and 1/3rd of the shares on each anniversary thereafter. An outside director who has served on the Board of Directors for the prior six months is also granted an option to purchase 12,000 common shares on the date of each annual meeting of the Company’s shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant.

Under the Option Plan and the 2007 Directors’ Plan, the Company may also grant restricted stock awards, which may be subject to vesting, and stock unit awards, which are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

Employee stock purchase plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, had 49,871,612 common shares reserved for issuance thereunder as of November 1, 2008.  Under the Purchase Plan, employees are granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation.  Effective on August 20, 2007, offering and purchase periods begin on December 8 and June 8 of each year.  Included in the Purchase Plan is a limitation on the number of shares that may be purchased in the event that the market price of the Company’s common shares decreases by more than 25% from one purchase date to the next.  In the event the share limitation is triggered, the number of shares an employee may purchase on the subsequent purchase date may not exceed 75% of the number the employee could have purchased at 85% of the market price on the earlier purchase date.

For the three and nine months ended November 1, 2008, the Company recognized $7.2 million and $25.2 million of stock-based compensation expense related to the activity under the Purchase Plan, respectively.  The Company did not issue any shares under the Purchase Plan in the three months ended November 1, 2008.  The Company issued 1,741,158 shares under the Purchase Plan in the nine months ended November 1, 2008 at a price of $12.95.  As of November 1, 2008, there was $14.1 million of unrecognized compensation cost related to the Purchase Plan.

Stock option activity under the Company’s stock option plans for the nine months ended November 1, 2008 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance at February 2, 2008	109,158	$14.64
Options granted	12,016	$12.11
Options forfeited/canceled/expired	(6,799)	$19.24
Options exercised	(8,674)	$6.45

Balance at November 1, 2008	105,701	$14.73
Vested or expected to vest at November 1, 2008	101,821	$14.60
Exercisable at November 1, 2008	59,881	$11.49

Included in the preceding table are options for 1,683,800 common shares granted to certain officers at exercise prices ranging between $14.01 and $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets through fiscal 2014.  For the three months ended November 1, 2008, the Company has estimated that specified annual earnings per share targets for common shares granted to certain officers may not be achieved by fiscal 2010 and fiscal 2011.  As a result, the Company reversed $6.7 million of stock-based compensation recorded from inception through November 1, 2008 for these common shares granted to certain officers.  The underlying stock options continue to be treated as outstanding until the performance period lapses.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at November 1, 2008 was $44.0 million and 6.2 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at November 1, 2008 was $44 million and 4.9 years, respectively.  The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of November 1, 2008.

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock units vested and expected to vest as of November 1, 2008 was $22.1 million and 0.7 years, respectively.

Included in the table below is activity related to the nonvested restricted stock awards:

	Nonvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at February 2, 2008	2,111	$16.89
Granted	2,438	$11.09
Vested	(877)	$17.44
Canceled/Forfeited	(289)	$13.37
Balance at November 1, 2008	3,383	$13.12

The Company’s current practice is to issue new shares to satisfy share option exercises. As of November 1, 2008, compensation costs related to nonvested awards not yet recognized amounted to $281.4 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.2 years and 1.2 years, respectively.

The total tax benefit attributable to options exercised in the nine months ended November 1, 2008 was $0.4 million and the excess tax benefits from stock-based compensation of $0.4 million as reported on the condensed consolidated statements of cash flows in financing activities.  Such excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

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

Based on the closing price of the Company’s stock of $6.96 as reported on the NASDAQ Stock Market on October 31, 2008, the total pretax intrinsic value of all outstanding restricted stock was $0.5 million.

Note 12. Income Taxes

For the three months ended November 1, 2008 and October 27, 2007, the Company’s effective tax rate was an income tax expense of 15.9% and an income tax benefit of 59.4%, respectively.  The income tax provision recorded for the three months ended November 1, 2008 was $13.4 million and the income tax benefit recorded for the three months ended October 27, 2007 was $9.4 million. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense, amortization of acquired intangibles and accrual of unrecognized tax benefits, interest and penalties associated with FIN 48.  In addition, the November 1, 2008 income tax expense was increased by a California budget trailer bill (A.B. 1452) signed into law on September 30, 2008, adjusting the income tax provision for prior interim reporting periods due to changes in the economic forecast, and truing-up the fiscal 2008 U.S. federal income tax return to the fiscal 2008 income tax provision.  The fiscal 2007 income tax benefit was affected by closure of a non-U.S. audit and the release of income tax reserves.

The Company’s total unrecognized tax benefits as of November 1, 2008 and February 2, 2008 were $112.8 million and $109.6 million, respectively.  During the three months ended November 1, 2008, there was a net $5.6 million decrease in cumulative foreign exchange related to foreign tax reserves partially offset by unrecognized tax benefits, penalties and interest. During the nine months ended November 1, 2008, there was a net $3.2 million increase in unrecognized tax benefits, penalties and interest partially offset by cumulative foreign exchange related to foreign tax reserves.  If recognized, all of the FIN 48 liabilities recorded to date will impact the effective tax rate.

In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax provision. This policy did not change as a result of the adoption of FIN 48.  In previous periods, the Company had recorded unrealized foreign exchange gains and losses related to uncertain tax positions in its provision (benefit) for income taxes line item in the income statement.  In the third quarter of fiscal 2009, the Company began presenting this amount in interest and other income, net.  During the three months ended November 1, 2008, foreign exchange gains on uncertain tax positions were $11.5 million included in interest and other income, net.  As these amounts were in included in the provision (benefit) for income taxes in previous periods, in order to conform the comparative amounts to the current presentation, during the three months ended October 27, 2007, the Company reclassified $3.4 million of foreign exchange losses related to uncertain tax positions from provision (benefit) for income taxes to other income, net.  During the nine months ended November 1, 2008, the Company reclassified $12.7 million of foreign exchange gains and during the nine months ended October 27, 2007, the Company reclassified $5.8 million of foreign exchange losses related to uncertain tax positions from income tax expense to other income, net.

The Company conducts business globally and, as a result, one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Singapore, Japan, Taiwan, China, India, Germany, Israel, Netherlands, Switzerland, the United Kingdom, Canada, Malaysia and the United States.  The Company is subject to non-U.S. income tax examinations for years beginning with fiscal year 2002 and for U.S. income tax examinations beginning with fiscal year 2004.  During the three months ended November 1, 2008, non-U.S. subsidiaries and U.S. subsidiaries were notified by federal and state tax authorities that they would begin an income tax audit for fiscal years 2004 through 2007.  The audit field work by U.S. tax authorities of the Company’s U.S. subsidiaries is complete for the fiscal years 2004 through 2006; however, there is no closing agreement.  The U.S. tax authorities are reviewing employment taxes with regard to the re-measured stock options and have proposed audit assessments for calendar years 2003 through 2006.  During the three months ended November 1, 2008, the U.S. subsidiary filed a protest with regard to a portion of the assessment.  The Company believes that it has adequately provided for all issues related to these examinations, and the ultimate disposition of these matters is unlikely to have a material adverse affect the Company’s consolidated financial position.

Note 13. Related Party Transactions

During fiscal 2008, the Company incurred $0.1 million in expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”), for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to the Company for such services is owned by Estopia Air. The Company’s Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja, and the Company’s Vice President of Sales for Communications and Consumer Business, Weili Dai, through their control and ownership of Estopia Air, own the aircraft provided by ACM.  Dr. Sehat Sutardja and Weili Dai are husband and wife.  During the three months ended November 1, 2008 and October 27, 2007, the Company incurred none and $14,000, respectively, of expenses from ACM for charter aircraft services provided to MSI. During the nine months ended November 1, 2008 and October 27, 2007, the Company incurred none and approximately $0.1 million, respectively, of expenses from ACM, for charter aircraft services provided to the Company.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd. (“Marvell International”), entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as other license and manufacturing services agreements of the Company with other third parties.  The Company recognized no revenue under the License Agreement with C2 Micro during the three months ended November 1, 2008, $0.2 million of revenue during the three months ended October 27, 2007, $2.6 million of revenue during the first nine months ended November 1, 2008 and $0.2 million of revenue during the nine months ended October 27, 2007.  As of November 1, 2008, the Company had a receivable of $1.4 million from C2Micro.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC (“Estopia”), are indirect shareholders of C2Micro.  Kuo Wei (Herbert) Chang, a member of the Company’s board of directors, is a member of the board of directors of C2Micro and, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer, and Chief Research and Development Officer, is also a shareholder of C2Micro.

On January 8, 2007, the Company, through Marvell International, entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”).  The Evaluation License Agreement has no consideration.  The Company also incurred $31,000 and $119,000 of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the semiconductor design business of UTStarcom, Inc. during the three months ended November 1, 2008 and October 27, 2007, respectively.  The Company incurred $140,000 and $428,000 of royalty expense under the same license agreement during the nine months ended November 1, 2008 and October 27, 2007, respectively.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon.  Ms. Dai is also a shareholder of VeriSilicon.

On September 28, 2007, the Company, through Marvell International, entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which the Company licensed technology from Sonics.  The Technology Agreement has substantially similar terms as other license agreements of the Company with other third parties.  The Company paid $2.1 million under the Technology Agreement for the license and related maintenance during fiscal 2008.  Kuo Wei (Herbert) Chang, member of the Company’s Board of Directors and Mike Sophie, former member of the Company’s Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.  There was no expense incurred related to the Technology Agreement during the three and nine months ended November 1, 2008 and October 27, 2007.

On October 31, 2007, the Company entered into a License Agreement with Vivante Corporation (“Vivante”).  This License Agreement has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology.  The Company recorded none and $0.2 million of expense during the three and nine months ended November 1, 2008, respectively, in connection with this License Agreement with Vivante.  On August 5, 2008, the Company entered into a Technology License Agreement with Vivante.  This Technology License Agreement, as amended, also has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology.  The Company recorded $2.0 million for the license fee and $0.2 million of maintenance during the three and nine months ended November 1, 2008, respectively, in connection with this Technology License Agreement.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of Vivante.  In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante.  Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

Note 14. Subsequent Event

On November 4, 2008, the Company made a full repayment of $191.9 million outstanding in the form of term loans under the credit agreement dated November 8, 2006, among the Company, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, LaSalle Bank National Association, as syndication agent, and Keybank National Association and Commerzbank AG, as co-documentation agents.  The Company will write-off $2.0 million of remaining unamortized debt issuance costs to interest expense in the fourth quarter of fiscal 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation  that the rate of new orders and shipments will vary significantly from quarter to quarter; industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding the number of days in inventory, inventory levels and levels of accounts receivable; our expectations regarding competition; our intention to reduce product costs to offset decreases in average selling prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our expectations regarding the amount of our future sales in Asia; our intention to continue to invest significant resources for research and development; our expectation regarding the effect of auction rate securities on our working capital needs or other requirements; our expected results, cash flows, and expenses, including those related to research and development, sales and marketing and general and administrative; our intention to complete acquired in-process research and development projects; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, revenue in the fourth quarter of fiscal 2009;  sources of revenue and make-up of revenue; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the reduction of our unrecognized tax benefit during the next 12 months; our expectations regarding the adequacy of our capital resources to meet our capital needs for the next 12 months; our plan to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our expectations regarding our compliance with periodic reporting requirements; our expectations regarding the impact of the restatement of our financial statements in connection with the internal review of our historic stock option granting practices; our plans regarding remediation of 2008 material weakness and expectations regarding the effectiveness of those remediation efforts; our plan regarding forward exchange contracts; and the effect of recent accounting pronouncements and changes in taxation rules; and our plan of sourcing certain legacy application processor cellular and handset inventory from Intel. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of the recent worldwide financial crisis; the international conflict and continued economic volatility in either domestic or foreign markets; the outcome and impact of the litigation related to our historic stock option granting practices; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the risk that other remediation efforts will be insufficient to address our material weakness in internal controls and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Item 1A, “Risk Factors.” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits. Our diverse product portfolio includes switching, transceiver, wireless, PC connectivity, gateways, communications controller, and storage and power management solutions that serve diverse applications used in business enterprises, consumer electronics and emerging markets. We are a fabless integrated circuit company, which means that we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products. In February 2006, we acquired the semiconductor design business of UTStarcom, Inc. for $40.8 million, including $16.0 million subsequently recognized when milestones were achieved.  This business designs and supplies chipsets for personal phone applications.  In May 2006, we acquired the printer semiconductor business of Avago Technologies Limited for $288.0 million, including earnout payments of $35.0 million subsequently recognized during fiscal 2007 and fiscal 2008 based on the achievement of certain levels of revenue.  The printer semiconductor business of Avago designs and develops System-on-Chip (“SoC”) and system level solutions for both inkjet and laser jet printer systems.  In November 2006, we completed the acquisition of the communications and applications processor business of Intel Corporation for approximately $605.6 million.  The communications and applications processor business of Intel designs and develops cellular baseband processors for multi-mode, multi-band wireless handheld devices such as cellular handsets, PDAs and smartphones.  In addition, we have also completed several smaller acquisitions over the last three fiscal years.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	47.9	52.3	48.2	51.7
Research and development and other	29.6	33.2	29.6	35.2
Selling and marketing	5.2	6.1	5.3	7.3
General and administrative	3.6	4.3	3.0	4.4
Amortization of acquired intangible assets	4.4	4.9	4.3	5.5
Total operating costs and expenses	90.7	100.8	90.4	104.1
Operating income (loss)	9.3	(0.8)	9.6	(4.1)
Interest and other income, net	1.9	0.1	0.9	0.2
Interest expense	(0.5)	(1.4)	(0.7)	(1.5)
Income (loss) before income taxes	10.7	(2.0)	9.8	(5.4)
Provision (benefit) for income taxes	1.7	(1.2)	1.1	0.2
Net income (loss)	9.0%	(0.8)%	8.7%	(5.6)%

Three and Nine Months Ended November 1, 2008 and October 27, 2007

Net Revenue

	Three Months Ended			Nine Months Ended
	November 1, 2008	October 27, 2007	% Change	November 1, 2008	October 27, 2007	% Change

Net revenue	$791,046	$758,246	4.3%	$2,437,696	$2,050,007	18.9%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns, allowances and rebates. The increase in net revenue for the three and nine months ended November 1, 2008 compared to the net revenue for the three and nine months ended October 27, 2007 reflects an increase in volume shipments of our storage SoCs and wireless products.  The increase in net revenue was due to increased demand from our primary hard disk drive customers and the overall hard disk drive industry demand for notebook PC two and a half inch drives and consumer products markets along with increased demand for our wireless products in consumer applications.  Offsetting the increases were decreases in demand for our cellular and handheld products and printer semiconductor solution products.  Net revenue derived from development contracts increased in absolute dollars during the three and nine months ended November 1, 2008 compared to the three and nine months ended October 27, 2007, but represented less than 10% of net revenue for each period.  We expect that revenue in the fourth quarter of fiscal 2009 will decline significantly from the level of revenue that we reported in the third quarter of fiscal 2009 due to the continued impact of poor economic conditions worldwide.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue.  For the three and nine months ended November 1, 2008, one customer represented more than 10% of our net revenue, with a total of 21% of our net revenue.  For the three months ended October 27, 2007, two customers each represented more than 10% of our net revenue, for a combined total of 27% of our net revenue.  For the nine months ended October 27, 2007, two customers accounted for more than 10% of our net revenue, for a combined total of 26% of our net revenue.  No distributors accounted for more than 10% of our net revenue in the three and nine months ended November 1, 2008 and October 27, 2007, respectively.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States.  Sales to customers located in Asia represented 88% and 84% of our net revenue for the three months ended November 1, 2008 and October 27, 2007, respectively, and represented 86% and 83% of our net revenue for the nine months ended November 1, 2008 and October 27, 2007, respectively.  The rest of our sales are to customers located in the United States and other geographic regions.  We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia.  Substantially all of our sales to date have been denominated in U.S. dollars.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	November 1, 2008	October 27, 2007	% Change	November 1, 2008	October 27, 2007	% Change

Cost of goods sold	$379,137	$396,209	4.3%	$1,173,892	$1,059,156	10.8%
% of net revenue	47.9%	52.3%		48.2%	51.7%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation, excess and obsolescence provisions and purchase accounting adjustments.  Cost of goods sold as a percentage of revenue for the three and nine months ended November 1, 2008 compared to the three and nine months ended October 27, 2007 decreased primarily due to reduced costs for cellular and handset products resulting from the transition of manufacturing to our fabrication partners.  In addition, cost of goods sold improved as we experienced lower material and manufacturing costs due to volume efficiencies and yield improvements.  Partially offsetting the improvements for the three months ended November 1, 2008 was an increase in excess and obsolescence provisions due to the mix and quantities on hand compared to forecasted demand.  Cost of goods sold as a percentage of revenue for the nine months ended November 1, 2008 decreased primarily due to the mix of products with higher standard gross margins, which included increased revenue of our storage SoC products.  Our cost of goods sold as a percentage of revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margins, product warranty costs and changes in the amount of development revenue recognized.

Research and Development

	Three Months Ended			Nine Months Ended
	November 1, 2008	October 27, 2007	% Change	November 1, 2008	October 27, 2007	% Change

Research and development	$234,222	$252,205	(7.1)%	$722,411	$722,532	0.0%
% of net revenue	29.6%	33.2%		29.6%	35.2%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation, mask prototype costs, contracted development work costs, depreciation and amortization expense, patent investigation and filings fees and allocated occupancy costs for these operations.

The decrease in research and development expense for the three months ended November 1, 2008 compared to the three months ended October 27, 2007 of $18.0 million was primarily due to a decrease in stock-based compensation of $9.4 million as recent awards have a lower valuation due to the depressed stock price along with the reversal of expenses related to performance related grants due to the unlikely nature of the achievement of the specified performance targets due to poor economic conditions.  In addition, non-recurring engineering (“NRE”) and development wafer costs decreased by $8.7 million partially offset by lower photomask spending.  Patent investigation and filing fees declined by $2.1 million and other research and development costs declined by $4.7 million primarily due to focus on cost controls in the quarter.  Partially offsetting the decreases in research and development expenses was an increase in depreciation and amortization expense of $2.5 million arising from purchases of property, equipment and technology licenses, and an increase in salary and related costs of $1.5 million due to selective headcount additions.  We expect that research and development expense in the fourth quarter of fiscal 2009 will moderately decline from the level of expense reported in the third quarter of fiscal 2009 due to the continued focus on cost controls.

Overall research and development expense for the nine months ended November 1, 2008 compared to the nine months ended October 27, 2007 were consistent and the components followed similar trends to those discussed above in the quarter over quarter comparison as stock-based compensation decreased by $13.1 million.  In addition, NRE and development wafer and other pre-production costs declined by $18.4 million partially offset by lower photomask spending while outside services and various other discretionary spending declined significantly.  Partially offsetting the decreases described above was higher salary and related costs of $19.1 million due to the increases in headcount to support key areas.  Additionally, we incurred increased costs for depreciation and amortization expense of $7.9 million arising from purchases of property, equipment and technology licenses and an increase in facilities costs of $5.8 million related to our expanding operations.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	November 1, 2008	October 27, 2007	% Change	November 1, 2008	October 27, 2007	% Change

Selling and marketing	$41,158	$46,423	(11.3)%	$129,080	$150,757	(14.4)%
% of net revenue	5.2%	6.1%		5.3%	7.3%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations.  The decrease in selling and marketing expense in absolute dollars for the three months ended November 1, 2008 compared to the three months ended October 27, 2007 of $5.3 million was primarily due to lower salary and related expenses of $1.7 million due to lower overall headcount of sales and marketing personnel.  Additionally, various other selling and marketing costs declined including customer samples and discretionary spending. We expect that selling and marketing expense in the fourth quarter of fiscal 2009 will moderately decline from the level of expense reported in the third quarter of fiscal 2009 due to the continued focus on cost controls.

The decrease in selling and marketing expense in absolute dollars for the nine months ended November 1, 2008 compared to the nine months ended October 27, 2007 of $21.7 million was primarily due to lower overall headcount of selling and marketing personnel that resulted in a decrease in salary and related costs of $6.4 million.  Additionally, stock-based compensation expense decreased by $4.7 million, primarily due to lower valuation of recent grants and various discretionary spending declined significantly as we focused on controlling discretionary spending along with lower costs related to customer samples and evaluation units.  Offsetting these declines, sales representation costs increased in connection with higher revenues.

General and Administrative

	Three Months Ended			Nine Months Ended
	November 1, 2008	October 27, 2007	% Change	November 1, 2008	October 27, 2007	% Change

General and administrative	$28,869	$32,537	(11.3)%	$72,809	$90,300	(19.4)%
% of net revenue	3.6%	4.3%		3.0%	4.4%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation, fees for professional services and allocated occupancy costs for these operations.  The decrease in general and administrative expense for the three months ended November 1, 2008 compared to the three months ended October 27, 2007 of $3.7 million was the result of a $2.0 million decrease in legal and professional fees due to completion of the internal review by a special committee of our Board of Directors related to our historic stock option granting practices and related accounting matters that was completed during the three months ended October 27, 2007.  Additionally, stock-based compensation expense decreased $3.8 million primarily due to the reversal of expenses related to performance related grants due to the unlikely nature of the achievement of the specified performance targets due to poor economic conditions.  Partially offsetting the decrease in general and administrative expense was a $3.1 million increase in salary and related costs due to the net hiring of additional administrative personnel.  We expect that general and administrative expense in the fourth quarter of fiscal 2009 will moderately decline from the level of expense reported in the third quarter of fiscal 2009.

The decrease in general administrative expense for the nine months ended November 1, 2008 compared to the nine months ended October 27, 2007 of $17.5 million was primarily due to a decrease in legal and professional fees of $22.2 million as a result of $24.5 million of insurance recoveries for shareholder derivative, class action and related lawsuits partially offset by a $10.0 million settlement with the Securities and Exchange Commission (“SEC”) investigation regarding our historic stock option granting practices and related accounting matters.  Additionally, stock-based compensation expense decreased $8.4 million primarily due to the cancellation of grants to a former and a current executive of the Company in the second quarter of fiscal 2008 that was not accompanied by concurrent replacement grants or other valuable consideration.  Partially offsetting the decrease in general and administrative expense was an increase in salary and related costs of $8.1 million due to the net hiring of additional administrative personnel and a $5.1 million gain from the sale of an asset under construction recorded during the nine months ended October 27, 2007.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	November 1, 2008	October 27, 2007	% Change	November 1, 2008	October 27, 2007	% Change
Amortization of acquired intangible assets	$34,814	$37,311	(6.7)%	$105,049	$111,924	(6.1)%
% of net revenue	4.4%	4.9%		4.3%	5.5%

In fiscal 2007 and 2008, we made seven acquisitions in which we acquired intangible assets that are being amortized over their estimated economic lives of one to eight years.  The decrease in amortization of acquired intangible assets for the three and nine months ended November 1, 2008 compared to the three and nine months ended October 27, 2007 was due to amortization of intangible assets from certain acquisitions being fully amortized.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	November 1, 2008	October 27, 2007	% Change	November 1, 2008	October 27, 2007	% Change

Interest and other income, net	$15,109	$1,109	1,261.2%	$21,973	$3,127	602.7%
% of net revenue	1.9%	0.1%		0.9%	0.2%

Interest and other income, net, consists primarily of interest earned on cash, cash equivalents and short-term investment balances and other realized and unrealized gains and losses.  The increase in interest and other income for the three months ended November 1, 2008 compared to the three months ended October 27, 2007 was primarily due to cumulative foreign exchange gains related to foreign tax reserves as a result of the strengthening of the U.S. dollar of $11.5 million for the three months ended November 1, 2008 and cumulative foreign exchange losses of $3.4 million in the three months ended October 27, 2007.  The results for each of the periods reflect the effect of the reclassification of foreign exchange gains and losses related to uncertain tax positions from provision (benefit) for income taxes to interest and other income, net.

The increase in interest and other income, net, for the nine months ended November 1, 2008 compared to the nine months ended October 27, 2007 was due primarily to cumulative foreign exchange gains of $12.7 million related to foreign tax reserves for the nine months ended November 1, 2008, cumulative foreign exchange losses of $5.8 million for the nine months ended October 27, 2007 and to a $4.9 million write-off of an equity investment in a private company recorded for the nine months ended October 27, 2007.  Partially offsetting the increases discussed above was a decrease in interest income due to a decrease in market interest rates.

Interest Expense

	Three Months Ended			Nine Months Ended
	November 1, 2008	October 27, 2007	% Change	November 1, 2008	October 27, 2007	% Change

Interest expense	$3,566	$10,518	(66.1)%	$15,876	$30,435	(47.8)%
% of net revenue	0.5%	1.4%		0.7%	1.5%

Interest expense consists primarily of interest paid on a term loan and capital lease obligations. The decrease in interest expense for the three and nine months ended November 1, 2008 compared to the three and nine months ended October 27, 2007 was primarily due to repayment of principal on the outstanding debt and lower interest rates, lower interest expense from a supply agreement with Intel and lower capital lease interest expense.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	November 1, 2008	October 27, 2007	% Change	November 1, 2008	October 27, 2007	% Change

Provision (benefit) for income taxes	$13,443	$(9,412)	242.8%	$28,300	$3,750	654.7%
% of pre-tax income (loss)	15.9%	59.4%		11.8%	(3.3)%

For the three months ended November 1, 2008, we recorded an income tax provision of $13.4 million as compared to an income tax benefit of $9.4 million  for  the comparable period of the prior year  For the nine months ended November 1, 2008, we recorded an income tax provision of $28.3 million as compared to a provision of $3.8 million for the comparable period of the prior year.  The effective tax rates (benefits) are influenced by non-tax-deductible expenses, such as stock-based compensation expense, amortization of acquired intangibles, and accounting for uncertain tax benefits under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Tax Positions” (“FIN 48”). For the three and nine months ended November 1, 2008, the effective tax rate was increased by California budget trailer bill (A.B. 1452) signed into law on September 30, 2008, adjusting the income tax provision for prior interim reporting periods due to changes in the economic forecast, and truing-up the fiscal 2008 U.S. federal income tax return to the fiscal 2008 income tax provision.  In fiscal 2008, there was a income tax provision for the nine month period ended October 27, 2007 due to the fact that a smaller proportion of profit was earned in low or zero tax jurisdictions, but for the three months ended October 27, 2007, there was a release of FIN 48 reserves after the closure of the non U.S. income tax audit.

Liquidity and Capital Resources

Our principal source of liquidity as of November 1, 2008 consisted of $1,044.5 million of cash, cash equivalents, restricted cash and short-term investments of which $24.5 million is restricted for use in a legal settlement.  Since our inception, we have financed our operations through a combination of sales of equity securities, debt financing and cash generated by operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $571.5 million for the nine months ended November 1, 2008 compared to net cash provided by operating activities of $13.9 million for the nine months ended October 27, 2007.  The cash inflow from operations in the nine months ended November 1, 2008 was primarily due to net income of $212.3 million and significant improvements in working capital.  Non-cash charges for the nine months ended November 1, 2008 included $85.8 million of depreciation and amortization expense, $132.4 million of stock-based compensation expense and $105.0 million related to amortization of acquired intangible assets.  A significant working capital change contributing to positive cash flow in the nine months ended November 1, 2008 was the decrease in inventories of $95.9 million primarily due to the completion of contractual obligations under the original supply agreement with Intel in connection with our acquisition of their communications and applications processor business as well as concentrated efforts to reduce inventory levels.  The number of days in inventory decreased to 82 days as of November 1, 2008 compared to 87 days as of October 27, 2007.  Also contributing to the increase in cash flows was a decrease in prepaid expenses and other assets of $61.8 million primarily due to the utilization of prepaid foundry capacity and prepaid wafers.  In addition, accrued employee compensation increased $17.7 million due primarily to an increase in accrued vacation, accrued salaries due to timing of the payroll cycle and to accrued bonuses.

Significant working capital changes offsetting positive cash flows for the nine months ended November 1, 2008 included an increase in accounts receivable of $65.8 million due primarily to the timing of revenue recorded toward the end of the quarter as well as timing of payments received from customers.  Days sales outstanding (“DSO”) remained flat at 46 days as of November 1, 2008 and October 27, 2007.  Many of our larger customers have regularly scheduled payment dates that fall immediately before or after our fiscal quarter-end. As a result, our accounts receivable balance and DSO may fluctuate depending on the timing of large payments made by our customers.  Also contributing to the use of cash in operating activities was a decrease in accrued liabilities and other of $23.7 million.  The decrease in accrued liabilities and other was attributable to the payment of accrued contingent consideration as certain milestones were met related to various acquisitions.  Restricted cash increased $24.5 million due to proceeds from settlement with our directors’ and officers’ insurance carriers requiring the proceeds to be used towards the consolidated derivative actions settlement and any future class action securities litigation settlement.

Significant working capital changes contributing to the use of cash in operating activities for the nine months ended October 27, 2007 included an increase in inventories of $158.8 million from inventory purchase commitments and build up of inventory to support increased revenue levels.  Also contributing to the use of cash in operating activities was an increase in accounts receivable of $56.9 million due primarily to the timing of payments received from our customers.  Additionally, cash used in operating activities decreased as accounts payable declined by $31.1 million primarily as a result of the timing of payments.

Significant working capital changes contributing to positive cash flows for the nine months ended October 27, 2007 included a decrease in prepaid expense and other assets of $99.5 million due primarily to the utilization of prepaid foundry capacity and prepaid wafers.

Net Cash Used in Investing Activities

Net cash used in investing activities was $43.0 million for the nine months ended November 1, 2008 compared to $149.6 million for the nine months ended October 27, 2007.  The net cash used in investing activities in the nine month ended November 1, 2008 was due to purchases of property and equipment of $59.3 million and purchases of investments of $10.2 million, partially offset by sales and maturities of investments of $29.2 million.  The net cash used in investing activities for the nine months ended October 27, 2007 was due to purchases of short-term investments of $166.2 million, purchases of property and equipment of $81.1 million, purchases of technology licenses of $19.5 million and $8.3 million paid in acquisitions, partially offset by sales and maturities of short-term investments of $120.5 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $124.2 million for the nine months ended November 1, 2008 compared to net cash provided by financing activities of $23.0 million for the nine months ended October 27, 2007.  For the nine months ended November 1, 2008 and October 27, 2007, net cash used in financing activities was attributable to principal payments on debt obligations and capital leases partially offset by proceeds from the issuance of common shares under our stock option plans.

Contractual Obligations and Commitments

In connection with the acquisition of the communications and applications processor business of Intel, we entered into a product supply agreement with Intel.  Although we have met the contractual obligations under the original supply agreement and have transitioned certain products to our fabrication partners, we anticipate that we will continue to source certain legacy application processor cellular and handset inventory from Intel.  Under terms of an amendment to the supply agreement, we have committed to purchase an additional minimum number of wafers through December 2008.  The amendment had no impact on the accounting for the original acquisition.  As of November 1, 2008, we had non-cancellable purchase orders outstanding of $11.4 million under the amended arrangement.

Under our manufacturing relationships with our other foundries, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of November 1, 2008, these foundries had incurred approximately $123.4 million of manufacturing expenses on our outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005.  In return, we agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015.  As of November 1, 2008, payments totaling $174.2 million, which is included in prepaid expenses and other current assets and other non-current assets, had been made and approximately $146.2 million of the prepayment had been utilized as of November 1, 2008.  At November 1, 2008, there were no outstanding commitments under the agreement.

As of November 1, 2008, we had approximately $58.1 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

As a result of a facility consolidation in February 2002, we obtained a sublease on one of our facilities that had a non-cancelable lease.  Actual sublease income has approximated estimated sublease income, but was less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease.  As of November 1, 2008, cash payments of $11.8 million, net of sublease income, have been made in connection with this sublease. Approximately $1.3 million remains accrued for this facility’s consolidation charge as of November 1, 2008 of which $0.6 million is current and $0.7 million is long-term, payable through 2010.

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

The following table summarizes our contractual obligations as of November 1, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	2009	2010	2011	2012	2013	There- after	Total
	(remaining three months)
Contractual obligations:
Operating leases	$15,569	$38,386	$27,579	$16,699	$9,960	$10,441	$118,634
Capital lease obligations	521	2,085	2,084	521	—	—	5,211
Purchase commitments to foundries	134,807	—	—	—	—	—	134,807
Capital purchase obligations	58,124	—	—	—	—	—	58,124
Long-term debt obligations	1,063	190,750	—	—	—	—	191,813
Total contractual cash obligations	$210,084	$231,221	$29,663	$17,220	$9,960	$10,441	$508,589

Included in operating lease commitments are lease payments for computer aided design software license agreements and airplane lease commitments.

Our total unrecognized tax benefits under FIN 48 as of November 1, 2008 and February 2, 2008 were $112.8 million and $109.6 million, respectively.  During the three months ended November 1, 2008, there was a net $5.6 million decrease in cumulative foreign exchange related to foreign tax reserves partially offset by unrecognized tax benefits, penalties and interest. During the nine months ended November 1, 2008, there was a net $3.2 million increase in unrecognized tax benefits, penalties and interest partially offset by cumulative foreign exchange related to foreign tax reserves as discussed above in Note 12 — Income Taxes of the notes to our unaudited condensed consolidated financial statements. During the next 12 months, we believe that audit resolutions and the expiration of statute of limitations could potentially reduce our unrecognized tax benefit by up to $34.8 million.  However, this amount can change because we continue to have ongoing negotiations with various tax authorities throughout the year.  At this time, we are unable to make a reasonably reliable estimate of the amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

In November 2006, we borrowed $400.0 million from a group of lenders in the form of term loans to partially finance the acquisition of the communications and applications processor business of Intel.  The credit agreement contains customer covenants including financial covenants with which we were in compliance as of November 1, 2008.  Until repayment, we were required to pay interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December.  During the three months ended November 1, 2008, we paid an additional principal amount of $100.0 million.  On November 4, 2008, we made a full repayment of $191.9 million outstanding in the form of term loans under the credit agreement dated November 8, 2006, among us, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, LaSalle Bank National Association, as syndication agent, and Keybank National Association and Commerzbank AG, as co-documentation agents.  The loan was repayable in November 2009.  No early termination penalties were incurred in connection with the repayment.  We will write-off $2.0 million of remaining unamortized debt issuance costs to interest expense in the fourth quarter of fiscal 2009.

Prospective capital needs: We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from exercise of employee stock options will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.  However, we are named as defendants to several litigation actions and an unfavorable outcome in such actions could have a material adverse effect on our cash flows, including potential impacts to certain covenants under our existing credit agreement.  In the event that we may need or desire to raise additional funds consummate acquisitions of other businesses, assets, products or technologies, we could raise such funds by electing to sell equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.

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

Off-Balance Sheet Arrangements

As of November 1, 2008, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance.  The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning on or after December 15, 2008.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), to partially defer SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of the adoption of FSP 157-2 and do not anticipate that FSP 157-2 will have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We will adopt SFAS 161 in the first quarter of fiscal 2010 and do not anticipate that SFAS 161 will have a significant impact on our financial position and results of operations.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our financial position and results of operations.

Related Party Transactions

During fiscal 2008, we incurred $0.1 million of expenses from an unrelated third-party entity, ACM Aviation, Inc. (“ACM”) for charter aircraft services provided to Marvell Semiconductor, Inc. (“MSI”) for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM to us for such services is owned by Estopia Air. Our Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja and Vice President of Sales for Communications and Consumer Business, Weili Dai, through their control and ownership in Estopia Air, own the aircraft provided by ACM. Dr. Sehat Sutardja and Weili Dai are husband and wife.  During the three months ended November 1, 2008 and October 27, 2007, we incurred none and $14,000, respectively, of expenses from ACM, for charter aircraft services provided to MSI.  During the nine months ended November 1, 2008 and October 27, 2007, we incurred none and approximately $0.1 million, respectively, of expenses from ACM, for charter aircraft services provided to us.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd. (“Marvell International”), we entered into a License and Manufacturing Services Agreement (the “License Agreement”) with C2 Microsystems, Inc. (“C2Micro”).  The License Agreement has substantially similar terms as our other license and manufacturing services agreements with other third parties.  We recognized no revenue under the License Agreement with C2Micro during the three months ended November 1, 2008, $0.2 million of revenue during the three months ended October 27, 2007, $2.6 million of revenue during the nine months ended November 1, 2008 and $0.2 million of revenue during the nine months ended October 27, 2007.  As of November 1, 2008, we had a receivable of $1.4 million from C2Micro.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC (“Estopia”), are indirect shareholders of C2Micro.  Kuo Wei (Herbert) Chang, a member of our Board of Directors, is a member of the board of directors of C2Micro and, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2Micro.  Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2Micro.

On January 8, 2007, through Marvell International, we entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). The Evaluation License Agreement has no consideration. We incurred $31,000 and $119,000 of royalty expense from VeriSilicon under the same license agreement during the three months ended November 1, 2008 and October 27, 2007, respectively.  We also incurred $140,000 and $428,000 of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the semiconductor design business of UTStarcom, Inc. during the nine months ended November 1, 2008 and October 27, 2007, respectively.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon.  Ms. Dai is also a shareholder of VeriSilicon.

On September 28, 2007, through Marvell International, we entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which we have licensed technology from Sonics.  The Technology Agreement has substantially similar terms as our other license agreements with other third parties.  We paid $2.1 million under the Technology Agreement for the license and related maintenance during fiscal 2008.  Kuo Wei (Herbert) Chang, member of our Board of Directors, and Mike Sophie, former member of our Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.  There was no expense incurred related to the Technology Agreement during the three and nine months ended November 1, 2008 and October 27, 2007.

On October 31, 2007, we entered into a License Agreement with Vivante Corporation (“Vivante”).  This License Agreement has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology.  We recorded none and $0.2 million of expense during the three and nine months ended November 1, 2008, respectively, in connection with this License Agreement with Vivante.  On August 5, 2008, we entered into an additional Technology License Agreement with Vivante.  This Technology License Agreement, as amended, also has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology.  We recorded $2.0 million for the license fee and $0.2 million of maintenance during the three and nine months ended November 1, 2008, respectively, in connection with this Technology License Agreement.  Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of Vivante.  In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante.  Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante.  Kuo Wei (Herbert) Chang, a member of our Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of November 1, 2008 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Auction rate securities are presented below with an expected fiscal year maturity date beyond five years because of recent auction failures.  As a result, we believe that we have the ability to hold the securities for a period of longer than 12 months and thus have classified the auction rate securities based on the stated maturity date.

	Expected Fiscal Year Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Variable Rate	$—	$—	$—	$—	$—	$41,850	$41,850	$40,310
Average Interest Rate	—	—	—	—	—	3.06%	3.06%

As of November 1, 2008, our investment portfolio included $41.8 million in par value of auction rate securities.  Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 to 30 years and whose interest rates are reset every 7 to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.  Our auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program (“FFELP”) and are over-collateralized, insured and guaranteed by the United States Federal Department of Education (the “DOE”).  All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase and their current ratings are still within the guidelines of our corporate investment policy.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by us, as the amount of securities submitted for sale in those auctions exceed the amount of bids.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.  Observable market prices were not available for the valuation of these investments.  Accordingly, we used a discounted cash flow model to estimate the fair value of the auction rate securities as of November 1, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment considering the guarantees by the DOE of the underlying student loans, guarantees by other third parties, additional credit enhancements included in the securities, and the rate of return required by investors to own these securities in the current environment.  Utilizing these assumptions, we found that our auction rate securities had a fair value of $40.3 million, which indicated an impairment of approximately $1.5 million.  During the nine months ended November 1, 2008, we recorded a temporary impairment charge for this amount in accumulated other comprehensive (loss), a component of shareholders’ equity.  When evaluating whether the impairment of the investments is temporary or other than temporary, we reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market value.  We specifically noted that we had approximately 4% of our total cash invested in these auction rate securities, a cash balance of approximately $1.0 billion in cash and cash equivalents in other than auction rate securities, and that we continue to generate positive cash flow.

While the recent auction failures limit our ability to liquidate these investments, we do not believe that the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements, and that we have the ability to hold these securities for a period longer than 12 months.  However, at the reporting date, it is not certain when liquidity will return to the markets or if any other secondary markets will become available, and we have continued to classify these auction rate securities in long-term investments as of November 1, 2008.

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

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents and short-term investments, or the fair value of our investment portfolio. A 10% move in interest rates as of November 1, 2008 would have an immaterial effect on our financial position, results of operations and cash flows.

On November 4, 2008, we made a full repayment of $191.9 million outstanding in the form of term loans under the credit agreement dated November 8, 2006, among us, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, LaSalle Bank National Association, as syndication agent, and Keybank National Association and Commerzbank AG, as co-documentation agents.  We will write-off $2.0 million of remaining unamortized debt issuance costs to interest expense in the fourth quarter of fiscal 2009.

Our term debt bore interest at the higher of the lender’s prime rate or 0.5% per annum above the federal funds effective rate, as defined in the agreement, plus a 1% margin.  In the case of eurodollar loans, amounts borrowed bore interest at a rate equal to the Adjusted London Interbank Offered Rate, or LIBOR, plus 2% margin.  Such margins were subject to reductions or increases depending on our future credit rating if obtained.  We paid interest and principal amounts equal to 0.25% of the aggregate principal amount of loans on a quarterly basis on the last business day of each March, June, September and December.  The interest rate as of November 1, 2008 was 5.5%.

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

Foreign Currency Exchange Risk.  Substantially all of our sales and the majority of our expenses to date have been denominated in United States dollars, and, as a result, we have limited exposure to foreign currency exchange risk. Occasionally, we will enter into short-term forward exchange contracts to hedge exposures for purchases denominated in foreign currencies such as the New Israeli Shekel. As of November 1, 2008, we had no foreign currency forward contracts outstanding.  We do not enter into any other derivative financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 1, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective because of the material weakness described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our Annual Report on Form 10-K for the year ended February 2, 2008, which we are still in the process of remediating. This material weakness is described below:

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

Because of this material weakness, which we are still in the process of remediating, management has concluded that we did not maintain effective internal control over financial reporting as of November 1, 2008, based on the criteria established in “Internal Control - Integrated Framework” issued by the COSO. We have undertaken the remediation steps described below, and in connection with the preparation of this Quarterly Report on Form 10-Q, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report on Form 10-Q fairly presents in all material aspects our financial position, results of operations and cash flows as of, and for the period presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Implemented or Planned Remedial Actions of Material Weakness

Management has made significant improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended February 2, 2008. Specifically,

(1) We have developed and implemented remediation plans during the first three quarters of fiscal 2009, and will continue to implement during the remainder of fiscal 2009, specific remediation plans to address internal control deficiencies that were identified as at February 2, 2008. In addition to the above, we proactively identify opportunities for control improvements and have reassessed internal controls financial reporting over other processes that may be susceptible to potential material misstatements.

(2) We hired a new Chief Financial Officer effective June 23, 2008 and a new General Counsel effective October 30, 2008.  We continue to search for a new Chief Operating Officer and Compliance Executive. The Compliance Executive will report directly to the Audit Committee of our Board of Directors.  In the meantime, we have engaged external resources to support and assist in our compliance efforts.  We are actively strengthening our controls over the monthly closing and financial reporting processes by continuing to hire additional personnel with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. The hiring of additional, qualified personnel is critical to the building of a finance organization with the depth and breadth of knowledge to support our planned operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 9 – Commitments and Contingencies (Contingencies) of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1, is incorporated herein by reference.  For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A  “Risk Factors” immediately below.

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

Our business, financial condition and results of operations may be adversely impacted by the recent worldwide financial crisis. As a result, the market price of our common shares may decline.

We operate primarily in the hard disk drive and semiconductor industries, which are cyclical and subject to rapid change and evolving industry standards. From time to time, these industries have experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our results of operations. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Furthermore, our foundry partners often require significant amounts of financing in order to build wafer fabrication facilities. If they are unable to obtain financing and anticipated capacity is not completed, we may experience a shortage of capacity, which could increase our costs or reduce our ability to meet customer demand. Any downturns in the current environment may be severe and prolonged, and any failure of the markets in which we operate to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations.

Recently general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the sub-prime mortgage turmoil and other factors, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the markets in which we operate, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. During challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or in the hard disk drive and semiconductor industry. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could harm our results of operations.

Changes in our management may cause uncertainty in, or be disruptive to, our business.

We have experienced significant changes in our management and our Board of Directors. In May 2007, our former Chief Financial Officer resigned and our Executive Vice President and Chief Operating Officer, who is one of our co-founders, resigned from those positions and as a member of our Board of Directors but continues to serve in a non-management role. The service of our Acting Chief Operating Officer concluded in October 2008 and our Chief Financial Officer was appointed to serve as interim Chief Operating Officer until a permanent replacement can be hired. We recently hired a new general counsel of our U.S. operating subsidiary. If we cannot recruit a qualified permanent replacement for the position of Chief Operating Officer, our business may suffer.   Moreover, we continue to search for new independent directors to fill the existing vacancies on our Board of Directors, and two of the independent directors currently on our Board of Directors joined our Board of Directors in October 2007 and July 2008, respectively. An independent director will either succeed Dr. Sehat Sutardja as Chairman of the Board or be appointed to a new position of Lead Director. Although we will endeavor to implement any director and management transition in as nondisruptive a manner as possible, any such transition might impact our business, and give rise to uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. Our future success will depend to a significant extent on the ability of our management team to work together effectively. The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire and retain qualified management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward. If we are unable to attract and retain effective qualified replacements for our key executives and board of directors positions in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired.

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

Our historic stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We may become the subject of additional private or government actions regarding these matters in the future. We provided the results of our internal review to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard responded to formal and informal requests for documents and additional information. The SEC conducted first an informal and then a formal investigation of our historic stock option granting practices. On May 8, 2008, we announced that we had reached an agreement with the SEC to settle this matter. In a related agreement, Ms. Weili Dai also entered into a settlement with the SEC. The Court entered into the final judgment against Ms. Dai on June 16, 2008 and against us on July 1, 2008.  On July 8, 2008, we paid a $10 million civil penalty to the SEC in accordance with the settlement. As a result of our SEC settlement, we have forfeited for three years the ability to invoke the “safe harbor” for the forward-looking statements provision of the Private Securities Litigation Reform Act. This safe harbor provided us enhanced protection from liability related to forward-looking statements if the forward-looking statements were either accompanied by meaningful cautionary statements or were made without actual knowledge that they were false or misleading. Without the statutory safe harbor, it may be more difficult for us to defend against any such claims. Although this settlement concluded the SEC’s formal investigation of us with respect to our historic stock option granting practices, we cannot be certain regarding the outcome of any other unresolved litigation, regulatory proceedings and government enforcement actions relating to our historic stock option granting practices. The resolution of these matters has been and will be time consuming and expensive, and may require the time and attention of our management. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the shareholder litigation, as well as the government investigations of our historic stock option granting practices and any subsequent litigation. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows. Moreover, our settlement with the SEC, the tentatively settled shareholder derivative actions and the pending class action litigation could have a negative impact on our relationships with customers, suppliers and business partners, our ability to generate revenue, our ability to obtain director and officer insurance coverage, our ability to attract and retain employees, officers and directors, our ability to access debt and equity markets, customer and investor confidence in our board and management, and our revenue, net income, expenses, results of operations, profitability, earnings-per-share and cash flows.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  In addition, we are consistently evaluating the design and operating effectiveness of our internal controls in accordance with Auditing Standard No. 5, a process which sometimes leads to modifications in such controls. These modifications could affect the overall effectiveness or evaluation of the control system in the future by us or our independent registered public accounting firm. These inherent limitations include the realities that judgments in decision making can be faulty, breakdowns can occur because of simple error or mistake and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues during the second half of calendar 2007 and continuing to date through calendar 2008, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate securities market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

As of November 1, 2008, our investment portfolio included $41.8 million in par value of auction rate securities.  Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 to 30 years and whose interest rates are reset every 7 to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par.  Our auction rate securities are all backed by student loans originated under the FFELP and are over-collateralized, insured and guaranteed by the DOE.  All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase and their current ratings are still within the guidelines of our corporate investment policy.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by us, as the amount of securities submitted for sale in those auctions exceed the amount of bids.  These failures are not believed to be a credit issue, but rather caused by a lack of liquidity.  Observable market places were not available for the valuation of these investments. Accordingly, we used a discounted cash flow model to estimate the fair value of the auction rate securities as of November 1, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for the amount and timing of future interest and principal payments, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment considering the guarantees by the DOE of the underlying student loans, guarantees by other third parties, additional credit enhancements included in the securities, and the rate of return required by investors to own these securities in the current environment.  Utilizing these assumptions, we found that our auction rate securities had a fair value of $40.3 million, which indicated an impairment of approximately $1.5 million.  During the nine months ended November 1, 2008, we recorded a temporary impairment charge for this amount in accumulated other comprehensive (loss), a component of shareholders’ equity.  When evaluating whether the impairment is temporary or other than temporary, we reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market value.  We specifically noted that we had approximately 4% of our total cash invested in these auction rate securities, a cash balance of approximately $1.0 billion in cash and cash equivalents other than auction rate securities, and that we continue to generate positive cash flow on a quarterly basis.

While the recent auction failures limit our ability to liquidate these investments, we do not believe that the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements, and that we have the ability to hold these securities for a period longer than 12 months.  However, at the reporting date, it is not certain when liquidity will return to the markets or if any other secondary markets will become available, and we have continued to classify these auction rate securities in long-term investments as of November 1, 2008.

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

In addition, in support of our international operations, a portion of our cash and investment portfolio accumulates offshore. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions. While we believe our cash and investments are secure, there is risk that some of our balances in international locations will not be adequately secured if the current credit crisis continues.

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

Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which had carrying values of approximately $2.4 billion as of November 1, 2008. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We intend to perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

We are exposed to potential impairment charges on certain assets.

Over the past several years, we have made several acquisitions. As a result of these acquisitions, we have approximately $2 billion of goodwill and $329 million of intangible assets on our balance sheet as of November 1, 2008. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant impairment charges, which could negatively impact our financial results. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

We receive a significant amount of our revenues from a limited number of customers. For the nine months ended November 1, 2008, one customer accounted for a total of approximately 21% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Due to fluctuations in our quarterly operating results and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. Recently we have experienced a substantial downturn in the market price of our common shares.  In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. On average, technology companies have been subject to a greater number of securities class action claims than companies in many other industries as a result of stock price volatility. If our stock price is volatile, we may become involved in this type of litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, we have experienced periods of rapid growth and expansion. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,541 employees, as of November 1, 2008. Nonetheless, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations.

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

We have substantial operations, including approximately 21% of our workforce as of November 1, 2008, in Israel. These operations are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt these operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel. Additionally, the ongoing situation in Iraq could lead to more economic instability and uncertainty in the State of Israel and the Middle East. Also, the interruption or curtailment of trade between Israel and its present trading partners or a significant downturn in the economic or financial condition of Israel could negatively impact the business operations and financial results of our operations in Israel.

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

Our U.S. headquarters located in Santa Clara California, our buildings in Singapore, Malaysia, Switzerland and Shanghai, China subject us to the risks of owning real property, which includes:

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as our Vice President of Sales for Communications and Consumer Business of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 19.0% of our outstanding common shares as of November 1, 2008. As a result, if these individuals act together, they may significantly influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could also further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 86% of our net revenue for the nine months ended November 1, 2008, 84% of our net revenue in fiscal 2008 and 89% of our net revenue in fiscal 2007.

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

Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs will increase the cost of such operations, which could harm our results of operations. For example, we have large fixed costs in Israel, which become relatively greater if the U.S. dollar declines in value versus the Israeli shekel. On January 27, 2007, the U.S. dollar - Israeli shekel exchange ratio was 4.25, but on November 1, 2008, this exchange ratio had fallen to 3.77. On the other hand, because substantially all of our sales to date have been denominated in U.S. dollars, increases in the value of the U.S. dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, potentially leading to a reduction in sales and profitability for us in that country. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in exchange rates for those foreign currencies.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenues and profit margin.

The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. We may not be able to maintain or improve the gross margins and our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our efficiency through increasing sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or profit margin.

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

For example, three of our subsidiaries filed an action in Texas against Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) seeking a declaratory judgment that CSIRO’s patent is invalid and unenforceable and that our subsidiary does not infringe the CSIRO patent.  Furthermore, one of our subsidiaries is a named defendant in a patent infringement lawsuit, also in Texas, filed by Wi-Lan, a Canadian company, which likewise alleges that its asserted patents are infringed.  We believe that our subsidiaries do not infringe any of the asserted Fujitsu, CSIRO or Wi-Lan patents, and we will vigorously defend ourselves in these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)      The following exhibits are filed as part of this report:

10.1

Form of Indemnification Agreement between the Company and its Directors and Executive Officers, is incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the SEC on October 10, 2008.

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

MARVELL TECHNOLOGY GROUP LTD.

December 10, 2008	By:	/s/ CLYDE R. HOSEIN
Date		Clyde R. Hosein
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1

Form of Indemnification Agreement between the Company and its Directors and Executive Officers, is incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed with the SEC on October 10, 2008.

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