Form 10-K
period 2009-01-31
MARVELL TECHNOLOGY GROUP LTD
filed 2009-04-01
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

(441) 296-6395

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common shares, $0.002 par value per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $6,070,949,918 based upon the closing price of $14.69 per share on the Nasdaq Global Select Market on August 1, 2008 (the last business day of the registrant’s most recently completed second quarter). Common shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common shares known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

As of March 15, 2009, there were 618,229,230 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K are incorporated by reference to the registrant’s proxy statement for its 2009 annual general meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

MARVELL TECHNOLOGY GROUP LTD.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include, without limitation, statements relating to such matters as: our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; our expectation regarding industry trends; our anticipation that the total amount of sales through international distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding our supply arrangement with Intel Corporation; our expectations regarding the number of days in inventory, inventory levels, and levels of accounts receivable; our expectation regarding the extent and duration of the current global economic crisis; our expectations regarding future growth based on our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities, operating expenses and shipments of certain products; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products enabling the storage, transmission and management of large volumes of data at high speeds; our expectations regarding our facilities and the sufficiency of our facilities; the expectations regarding executive and director searches; the anticipated features and benefits of our technology solutions; our ability to execute our strategy and components of our strategy; our plan to strengthen and expand our relationship with customers using a variety of processes; our ability to anticipate the needs of our customers; our expectations to transition our semiconductor products to increasingly smaller line width geometries; the factors that impact our future success; our expectations regarding the benefits of our fabless manufacturing approach; our expectations regarding competition; our plans to reduce our costs; our expectations regarding our restructuring plans; our plan to attract new customers and retain existing customers by the introduction of new products; our continued efforts relating to the protection of our intellectual property, including claims of patent infringement; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding stock-based compensations; our expectations regarding our investment in research and development; our expected results, cash flows, and expenses, including those related to sales and marketing, research and development and general and administrative; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectation regarding gross margin and events that may cause gross margin to fluctuate; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding the growth in business and operations; our expectations regarding future impairment review of our goodwill and intangible assets; our expectations regarding the effectiveness of our internal controls over financial reporting; our plan regarding dividends; our plan regarding forward exchange contracts and the effect of foreign exchange rates; and the effect of recent accounting pronouncements and changes in taxation rules. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to: the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; the impact of our complex products on market acceptance of our new products and our reputation with current or prospective customers; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the U.S. federal income tax laws and/or foreign tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the impact of natural disasters on our business; our ability to obtain and renew licenses from third parties; the impact of the crisis in the global financial markets; our ability to raise funds; our expectations regarding our internal controls over financial reporting; our plans to implement and improve operational, financial and management systems; the impact of environmental regulations; and the outcome pending or future litigation and legal proceedings. Additional factors that could cause actual results to differ materially include the risks discussed in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

PART I

Item 1.	Business

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip, or SoC, devices leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, or PHY, handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications.

Our core technologies were initially focused on the storage market, where we provide high-performance products to storage companies such as Fujitsu Ltd., Hitachi Ltd., Samsung Semiconductor, Seagate Technology, Toshiba Corporation and Western Digital Corporation. We subsequently applied our technology to the broadband communications market, where we provide industry-leading PHY wired and wireless Ethernet-switching solutions that enable the data transmission between communications systems to manufacturers of high-speed networking and wireless equipment including Asustek Computer Inc., Cisco Systems, Inc., Dell Inc., Huawei, Juniper Networks, Inc., Brocade Communication Systems, Inc., Intel and NETGEAR, Inc. Our wireless technology has a variety of uses in emerging consumer electronic devices, including enabling applications such as wireless connectivity, ad-hoc gaming, streaming audio, video and Voice over Internet Protocol, or VoIP, for products offered by companies such as Microsoft Corporation, Motorola, Inc., PalmOne and Sony Corporation.

In fiscal 2007, we acquired the communications and applications processor business from Intel, or the ICAP Business, providing us with cellular and handheld solutions with customers such as Research in Motion Limited, Motorola and PalmOne. Also, during fiscal 2007, we acquired the printer semiconductor division from Avago Technologies Limited, which provides SoC and system level solutions for both inkjet and laser jet printer systems. We also have applied our technology by introducing integrated circuits and modules that provide power management broadly to electronic devices.

We were incorporated in Bermuda in January 1995. Our registered address is Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number there is (441) 296-6395. The mailing address of our business offices in Bermuda is Argyle House, 41A Cedar Avenue, Hamilton, HM 12, Bermuda. The address of our United States operating subsidiary is Marvell Semiconductor, Inc., 5488 Marvell Lane, Santa Clara, California 95054, and our telephone number there is (408) 222-2500. We also have operations in many countries including Israel, Singapore, Germany, Canada, China, Hong Kong, India, Italy, Japan, Korea, Malaysia, Switzerland, Taiwan and the United Kingdom. Our fiscal year ends on the Saturday nearest January 31. In this Annual Report on Form 10-K, we refer to the fiscal year ended January 27, 2007 as fiscal 2007, the fiscal year ended February 2, 2008 as fiscal 2008, the fiscal year ended January 31, 2009 as fiscal 2009 and the fiscal year ending January 30, 2010 as fiscal 2010.

Available Information

Our website address is located at www.marvell.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the United States Securities and Exchange Commission, or SEC.

Industry Background

The semiconductor industry has evolved over the last four decades primarily due to the rapid and systematic advancements in photolithography techniques and new materials used in the manufacture of semiconductor devices, which has enabled the fabrication of transistor devices with ever finer feature sizes. As transistor line widths shrink over time, transistor density increases proportionally, enabling the manufacture of ever more complex devices in a fixed area of silicon. This phenomenon known as “Moore’s Law,” states that with the transition to each new successive process node, transistor device size will shrink by 0.7×, along with a 2× increase in the number of transistors, and a 1.5× increase device performance. Furthermore, the transition to ever small process geometries results in proportionally lower power consumption of integrated circuits.

The effect of Moore’s Law on the semiconductor industry has been a rapid increase in the processing speed, the device density of integrated circuits and improved power efficiency, which has enabled the integration of multiple complex functions onto a single piece of silicon, which in the past, would have required multiple discrete integrated circuits. Concurrently, with the advances in semiconductor technology, there has been an evolutionary shift toward standards-based communication interconnect protocols. The transition to standards-based communication protocols, such as Ethernet, has given rise to a large and diverse number of electronic systems suppliers to address the simultaneous transmission of voice, video, audio and data through both wired and wireless connections.

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

Within most modern electronic systems, in both the enterprise and consumer application domain, the device interconnects and data transmission occurs within the analog signal domain. However, due to advanced technologies, modern systems approaches and new algorithms, most new products convert the analog signals into digital signals to process the information. Given the high volume and cost sensitive nature of both enterprise and consumer applications, it is very beneficial to be able to integrate many of the analog and digital functions onto a single integrated circuit, which can help to increase system performance, lower costs and lower overall power consumption. As a result, these devices require a combination of both analog and digital integrated circuit technologies, more commonly known as mixed-signal technology. Historically, the ability to manufacture mixed-signal technologies required the use of expensive, non-scalable semiconductor manufacturing process technologies. However, to achieve price points that will accelerate the acceptance of these highly integrated mixed signal devices, a smaller number of semiconductor vendors, including us, have invested in the fundamental research and development capability, which allow for the use of high volume, lower cost and scalable complementary metal oxide semiconductor, or CMOS, fabrication technology.

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

Our Markets and Products

We target computers, communications-related equipment and consumer devices that require the benefits of highly integrated mixed-signal devices for high-speed data storage, transmission, and management. We also target a broad range of electronic products that can utilize our power management solutions. Additionally, we are developing new products that are targeted for new markets that we currently do not serve. Our current product offerings are primarily targeted at three broad end markets: enterprise and infrastructure communications networks, the converged digital home and converged mobility.

We offer our customers in these markets a wide range of integrated circuit solutions using proprietary communications mixed-signal processing, or CMSP, and digital signal processing technologies. We are applying our expertise in analog, mixed-signal, digital signal processing, embedded microprocessor, complex SoC capabilities and our extensive intellectual property portfolio in a variety of end-market applications. A description of a number of our products is set forth below.

Storage Products

We offer a broad range of storage products targeted for hard disk drives, tape drive electronics, optical disk drives, solid-state flash drives and storage subsystems technology. We offer both discrete components targeted at specific storage-class requirements, as well as complex SoC solutions, which integrate multiple functional blocks onto a single device.

Read Channel:    A read channel is mixed-signal integrated circuit that provides the interface between the analog signals stored on magnetic disk drives and the digital signals that computers can understand and manipulate. The performance of the read channel normally is the limiting factor to the performance of the overall storage system. We utilize advanced mixed-signal and digital signal processing technologies in our partial response maximum likelihood read channel products. Our technology incorporates an efficient data-encoding scheme in addition to advanced digital filtering and data-detection techniques. Our read channel products are designed to allow customers to achieve high areal density in addition to fast data transfer rates for their hard disk drives. Our read channels utilize custom digital and analog blocks running at a very high frequency while achieving low power consumption.

Our read channel integrated circuits target specific feature and performance requirements of the enterprise, desktop and mobile computing markets. Our strategy is to consolidate the signal processing algorithms required by each of our different market segments into a single integrated circuit design. This consolidation can result in cost savings and reduced product line complexity.

Hard Disk Controller:    A hard disk controller, or HDC, is an integrated circuit that provides high performance input/output, or I/O, interface control between the hard disk drive read channel, servo motor controller and the host system. The HDC consists of a buffer controller, integrated reduced instruction set computer, or RISC, processors, a disk formatter, and an I/O interface. We offer HDC products with small computer systems interface, or SCSI, and serial architected SCSI, or SAS I/O interfaces, which are integrated onto enterprise hard disk drives.

System-on-a-Chip:    Our integrated drive electronics platform is a flexible SoC solution that provides increased performance, reduced power consumption and cost savings essential for next-generation hard disk drives. Utilizing our leading-edge read channel PHY devices as the core for integration, we have the flexibility to either add any number of functional blocks available in our portfolio or to integrate customer provided intellectual property. With our high data transfer rates, our integrated SoC platform provides solutions that have the ability to span multiple product generations, allowing for product life cycle risk-reduction, lower cost of ownership and accelerated time-to-market.

Our integrated SoC platform is designed to provide a solution for enterprise, desktop and mobile storage systems. Our current SoC products incorporate the read channel, hard disk controller, embedded memory and one or more ARM-microprocessors into a single integrated circuit. Within our SoC devices, the host system interface is based on serial advanced technology attachment, or SATA, which is the next generation internal storage interconnect. SATA is the evolution from the parallel bus ATA interface to high-speed serial bus architecture. SATA technology can offer extensive performance gains and manufacturing efficiencies to the mainstream PC storage user. With a data transfer rate of 1.5 Gigabits per second, or Gbps, and scalable to 6.0Gbps, SATA technology enables a cost-effective, storage interface for enterprise storage applications that, until now, have required more expensive interface technologies such as Fibre Channel and SCSI.

Tape Drive Controllers:    Our solutions provide our tape drive customers with SCSI, SAS and Fibre Channel I/O interfaces. These devices contain integrated RISC processors, buffer controller, direct memory access, or DMA, and a microprocessor interface.

Switching Products

We have a broad portfolio of switching solutions for the enterprise networking, carrier access and small office/home office/residential networking markets. Our switching products enable voice, video, and data traffic to be seamlessly carried through the network with full fidelity. Additionally, we are supporting the increased usage of packet-based Internet Protocol communications of real-time traffic such as telephony and video-on-demand.

Prestera® Switch Family:    The Prestera® architecture is our sixth generation of Ethernet-based switching solutions. The Prestera® family is designed to enable system manufacturers to build a wide range of products that address high-density Gigabit Ethernet, or GbE, solutions for various network topologies, accommodating varying bandwidth requirements, including wide area networks, or WANs, metropolitan area networks, or MANs, enterprise networks, and small-and-medium size businesses networks. Using the Prestera® switching architecture, manufacturers can introduce high-performance, feature-rich and cost-effective products that not only meet today’s market needs but also provide a scalable platform for future requirements.

The Prestera®-MX multi-layer switching family of products are fully integrated 10GbE, 1GbE and 100Mbps Fast Ethernet wire-speed configurable devices targeted at metropolitan edge and access systems in service provider networks. The Prestera®-MX devices target MAN switching applications, including Layer 2/3 switching, Layer 2 to Layer 5 traffic classification for millions of flows, wire-speed access control lists, traffic policing and shaping, longest prefix match, network address translation and Multi-Protocol Label Switching functions.

The Prestera®-EX family of packet processors is designed to deliver multi-layer enterprise switching to drive GbE to the desktop with exceptional price and performance ratios and industry-leading features. The Prestera®-EX family is designed to provide a complete line of Fast Ethernet, Gigabit Ethernet and 10GbE switching solutions with 100% software compatibility.

The Prestera®-DX family of packet processors offers integration and performance targeted at desktop GbE switches in small-and-medium size businesses networks. The Prestera®-DX packet processors are designed to enable system vendors to design affordable, plug-and-play, high-density, standalone switches, which address the cost-sensitive unmanaged and lightly managed desktop switching market.

The family of fabric processors and crossbar switch fabrics offers the ability to expand and scale network topologies, which leverage the Prestera®-DX packet processors. The switch fabric processors are single-chip traffic managers with an integrated crossbar and Serializer/Deserializer, or SERDES, targeted for low cost, high-performance scaling of stackable and chassis-based systems in data centers, multi-tenant buildings and enterprise wiring closets.

The Prestera®-CX switching family of products are fully integrated 100GbE and 40GbE devices targeted at the evolving requirements of datacenters. The Prestera®-CX family is based on a configurable 480Gbps packet processing engine, which can support of to 48 ports of 10GbE on a single chip, as well as being configurable to support multiple 40GbE ports. This enables applications such as server virtualization, cloud computing and Software as a Service.

Link Street® Multi-Port Integrated Switch Family:    Our integrated Link Street® 10/100 Fast Ethernet and Gigabit switch product family, support three to 10 port switch architectures. The Link Street® family is targeted to address the small office/home office Ethernet switch market, where cost, ease-of-use, and flexibility are of paramount importance. The Link Street® family of integrated switch products can reduce design complexities and time-to-market barriers typically associated with switch development. The small office/home office switches with integrated transceivers incorporate advanced features such as smart power management, which dramatically reduces power consumption by more than 50%, and Virtual Cable Tester™, or VCT, technology, which performs cable diagnostics to reduce overall network support costs. Because of these enhanced features, these switches are targeted at applications such as standalone switches, media converters, Internet Protocol phones, firewall appliances, wireless and wired gateway routers and wireless access points.

Link Street® Gateway Products:    Our Link Street® family of highly integrated, 100Mbps full-wire-speed gateway devices is designed for small-and-medium size businesses, small office/home office and residential gateway routers. The Link Street® gateway family are single chip, mixed-signal SoC devices, which include a high performance ARM-based embedded microprocessor plus a multi-port 100Mbps Fast Ethernet switch, media access controller and PHY interface in addition to built-in VCT cable diagnostics capability to reduce overall network support costs. Additionally, the Link Street® family includes comprehensive hardware reference designs with the latest firewall capabilities to isolate and protect WAN and local area networks, or LANs, from virus intrusion and software development kits enabling lower cost of development and faster time to market for the design of combined wired and wireless gateways.

Communications Controller and Embedded Processor Products

We have a broad offering of high performance and highly integrated system control-plane communication controllers and fully integrated embedded processors. These devices offer both integrated embedded CPU technology as well as variants that can support discrete embedded RISC microprocessors. Our devices are used in a broad range of applications including routers, switches, digital subscriber line access multiplexers, access concentrators, wireless base stations, VoIP gateways and storage area networks.

Discovery™ Innovation:    Our Discovery™ Innovation series is a complete SoC solution based on our Sheeva™ embedded CPU technology. By leveraging our highly successful Discovery™ system controllers and deep expertise in ARM instruction-set-compliant CPUs, the Discovery™ Innovation SoCs offer one of the highest levels of integration in the industry. The high-performance, low-power, highly integrated processors are ideally suited to a wide range of applications ranging from sophisticated routers, switches, and wireless base stations to high-volume laser printer applications.

Discovery™ System Controllers:    Our high-performance Discovery™ system controllers support MIPS™ and PowerPC™ CPU-based communication systems. Our controllers are used in systems developed by leading original equipment manufacturers, or OEMs, for the Internet infrastructure. These include enterprise switches, LAN to WAN edge routers, enterprise routers, access concentrators, telecom equipment and laser printers. Our system controllers contain all of the key control blocks needed to build high-performance 32-bit and 64-bit CPU subsystems, including a DRAM controller, a peripheral device controller, direct memory access engines, timers, PCI interfaces and interrupt controllers. These system controllers are designed to provide system designers with the ability to match their CPU performance to the targeted overall system price/performance. Our portfolio Discovery™ system controllers are generally software-compatible with older generations, thereby supporting faster time to market, lower product development risk and lower cost of ownership due to the re-use of system software, which might otherwise need to be re-developed.

Horizon™ WAN Communication Controllers:    Our Horizon™ family of single chip advanced communications controllers provides all of the required network interfaces that bridge the LAN with the Internet infrastructure and combines most of the common functions found in multi-service access routers. These devices target the core of next-generation multi-service edge routers and remote access equipment that merge the functions of LAN-to-WAN routers, VoIP gateways, network security equipment and remote access concentrators. The Horizon™ family has been designed to enable end-to-end quality of service, or QoS, for applications that run at the edge of a network with the integration of hardware support for differentiated services and 802.1p and 802.1q support. Our Horizon™ system controllers provide new packet processing capabilities for systems that require the convergence of voice, video and data at the edge of the network. The integrated NetGX™ coprocessor can handle computation-intensive tasks such as flow-classification based on Layer 3 to Layer 5 packet information, encryption and authentication for security purposes and virtually any other packet processing function typically handled by the host CPU. The NetGX™ coprocessor can free processing power so that the CPU can run multi-service applications such as managing virtual private networks, firewalls and integrated voice services.

Kirkwood™ Embedded Processor:    The Kirkwood™ product family is the third generation of our highly integrated embedded processor SoC. The Kirkwood™ family is based on our Sheeva™ embedded CPU technology, providing users with single and dual-CPU cores, which have been highly optimized to maximize the overall computing performance while simultaneously lowering total device power consumption. Purposely built to address the needs for network connected consumer electronic equipment, this family provides the performance, flexibility, interfaces and price points that fit the needs of the digital economy. Applications for Kirkwood™ SoCs include home gateways, set-top boxes, network storage, printers, media players and point-of-service terminals.

Orion™ Embedded Processor:    The Orion™ product family is designed to enable media vault platforms that allow users to instantly access rich multimedia and data content throughout the home. The Orion™ family enables what we believe is the industry’s first guaranteed, home-wide QoS, designed to offer true, uninterrupted multi-streaming performance. The Orion™ product family powers a range of media vault platforms, each capable of delivering simultaneous streams of rich, multimedia content seamlessly across wired and wireless networks. The scalable storage, networking and smart media processing architecture of Orion™ is designed to provide a price/performance advantage over other solutions and to be a key component in markets such as standalone home storage appliances, integrated storage appliances, including access points and digital video recorders and next generation broadband service provider products.

Enterprise Transceiver and PC Connectivity Products

We offer a portfolio of low power, high-performance PHY, LAN on Motherboard, or LOM, and network interface card solutions for demanding network connectivity applications. We provide these products to the enterprise networking, storage networking and PC markets.

Alaska® Gigabit Ethernet Transceiver Family:    Our Alaska® family of GbE transceivers enables the development of enterprise networking systems where high performance and low power dissipation are competitive differentiators. Each member of the product family is based on our industry leading 1.25Gbps SERDES intellectual property, enabling seamless data transmission over either copper or fiber-optic cabling. The design of the Alaska® family of products incorporates sophisticated digital signal processing algorithms and power management techniques to achieve high data transmission quality and low power dissipation. The devices also support our VCT technology, which allow end-users to quickly and remotely analyze the signal quality and attributes of the data transmission cable, which can significantly reduce installation time and cable debug efforts. The advanced built-in diagnostic capability of our VCT technology help network operators pinpoint the cause of network malfunctions, thereby avoiding unnecessary equipment returns, on-site service calls by field support personnel or bringing down the network. Target applications include network interface cards, LOMs, enterprise routers and next-generation switches.

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

Fast Ethernet Transceiver Family:    Our 100Mbps Fast Ethernet physical layer products offer low power dissipation, small form factor, high performance and advanced features. The latest members of the Fast Ethernet PHY family offer very low power consumption of just 130mWatts per port, enabling network systems manufacturers to decrease system cost by reducing both power supply and fan requirements. Additionally, the devices support value-add features such as VCT technology used to diagnose the attached cable plant.

Yukon™ Gigabit Ethernet PC Connectivity Products:    Our Yukon™ connectivity products are targeted for the volume deployment of Gigabit Ethernet PC-client and server network connectivity solutions. The Yukon™ family of integrated, single-chip solutions is based on our proven enterprise-class Alaska® family of GbE MAC, PHY interface and associated comprehensive software suite. The Yukon™ devices are offered in an ultra-small form factor with low-power requirements, and are targeted for client and server network interface cards, or NIC, and LOM applications for both traditional peripheral connect interface, or PCI, bus and PCI-Express architectures. The Yukon™ products provide a wide variety of manageability features such as VCT technology, which reduces network installation and support costs, and is optimized for 32-bit PCI clients. With a low pin count for such a device, the Yukon™ product is designed to minimize board space, simplify signal routing and reduce the number of required printed circuit board layers with the goal of a cost-effective motherboard and low profile network interface card implementation.

Cellular and Handheld Products

Communications Processors:    Our communications processors are highly integrated cellular SoC devices that enable mobile handset development to address dual-mode GSM/GPRS, WCDMA and HSDPA mobile network standards. Our communications processors incorporate a high-performance dual-band baseband modem processor and our industry leading application processor in a highly integrated, low-power SoC platform for voice and computation-intensive mobile data applications. Our communications and applications processor families are based on our ARM-compliant XScale micro-architecture, thus allowing for software compatibility across our entire cellular product portfolio enabling handset designers a faster time-to-market advantage.

Applications Processors:    Our applications processors are designed to deliver advanced integration, leading multimedia performance, and superior power savings for the mobile cellular, PDA, handheld consumer, and embedded markets. Our applications processors are highly integrated SoC devices based on our ARM-compliant XScale micro-architecture. Our applications processors are ideal for high-performance, low-power, space-sensitive devices enabling mobile and consumer product manufacturers the ability to integrate advanced applications within a range of power specifications to help differentiate their offerings.

Ecosystem Partners:    Through a comprehensive ecosystem comprised of third party providers of communications and applications processors, tools and support, we assist select ecosystem partners in their platform solutions development, which can speed up the time-to-market for cellular and handheld devices.

Wireless Products

Libertas® Wireless LAN Family:    The Libertas® family of wireless LAN, or WLAN, devices are Institute of Electrical and Electronics Engineers, or IEEE, 802.11 solutions for the small office/home office, small-and-medium size businesses, corporate enterprise and residential consumer electronics markets. The Libertas® product line combines the flexibility of embedded IEEE 802.11 standards with dedicated hardware acceleration engines to support Advance Encryption Standard wireless security and QoS. These products integrate high performance embedded ARM-microprocessor technology as well as advanced networking capabilities including Transmission Control Protocol, User Datagram Protocol and Internet Protocol network processing to enable the device to perform ad-hoc wireless connections to other wireless devices.

The Libertas® product line is a complete family of WLAN solutions. Our Libertas® 802.11a/b/g solutions offer high performance, low-power and space saving single-chip integration for WLAN applications that demand 54 Mbps wireless connectivity. Our 802.11n WLAN solutions are Multiple-Input, Multiple-Output based devices, which support wireless data transmission rates between 150Mbps to 600Mbps, in both the 2.4GHz and 5GHz bands. Our WLAN products are aimed at traditional PC-client adapter cards, highly integrated wireless home gateways, dual-mode cellular and VoIP handsets, standalone game consoles and multiple emerging consumer applications, which require low-power wireless connectivity, such as digital still cameras, printers, MP3 music players, automobile media head-end units and other applications.

Personal Area Networking Products

Bluetooth Wireless Networking Family:    We offer a portfolio of highly integrated wireless personal area network products, which combine our IEEE 802.11 a/b/g WLAN intellectual property with a Bluetooth 2.1 enhanced data rate core in a ultra-low-power, small footprint single die. The product provides extended battery life in cellular handsets, converged devices, game consoles, MP3 music players and other emerging consumer devices, which require both short- and long-range wireless connectivity. These devices support the latest Bluetooth SIG specification enabling Bluetooth enhanced data rates of up to 3Mbps and extends the transmission range up to 100 meters. We offer a highly integrated, low-power wireless personal area network device, which combines our IEEE 802.11 a/b/g WLAN core with a Bluetooth 2.1 enhanced data rate core, in addition to a world-wide FM radio receiver-transceiver. This product supports simultaneous use of Bluetooth applications as well as FM radio reception and transmission, ideally suited for the low power requirements of mobile handset devices.

Printing ASIC Products

Printing ASICs:    We offer custom and semi-custom SoC products aimed at the printer market. These devices are the core integrated circuits for image processing and the control of laser printers, inkjet printers and “all-in-one” products incorporating printing, scanning, networking, wireless and fax capabilities. We also provide printer control systems based on Marvell Printing ASICs aimed at offering highly integrated solutions and shorter time-to-market.

Digital Video Processing Products

Digital Video Format Converter:    Our digital video format converter with award-winning Qdeo™ video processing converts PC graphics, standard-definition and HD video into 1080p HD outputs, removing signal noise and image artifacts. In mass production since 2007, the Marvell 88DE2710 digital video format is now shipping in blue-laser players and recorders and A/V receivers and is also targeted at digital television, HD-set-top boxes and media clients.

Power Management and Green Technology Products

DSP Switcher® Integrated Regulators:    Our DSP Switcher® integrated regulators form the core of what we believe is the industry’s smallest and highest-performance step-down power supply. DSP Switcher® integrated regulators are designed to provide efficiency, precision and transient response together with small solution size to provide system designers with enhanced form factor and battery life in portable equipment. The integration of power metal-oxide semiconductor field-effect transistors, internal frequency compensation and single resistor output programming reduces design efforts and increases system reliability.

DSP Switcher® Integrated Regulator Modules:    DSP Switcher® integrated regulator modules provide plug-and-play implementations of our switching regulator integrated circuits in convenient, modular form factors. The same benefits in performance — efficiency, precision, transient response and small size — are preserved while providing a fully assembled, tested and guaranteed power supply. We offer single in-line package, dual in-line package, or surface mount technology form factors that can be combined with a single programming resistor to set the desired output voltage. A full range of output voltages are supported.

Digital PFC Controllers:    Our DSP-based PFC controller for AC-DC power supplies are designed to significantly cut PC energy usage and help reduce the carbon footprint and the need to add more power plants. By integrating more functionality onto a single chip, an average of 20 discrete components traditionally used to build notebook adapters and desktop PC power supplies can be displaced. This allows OEMs to increase product reliability while reducing size and cost. With our smart technology for power supplies, the DSP determines the amount of power required for users’ applications with mixed-mode technology that optimizes operation throughout the cycle by changing from Pulse-Width Modulation to Pulse-Frequency Mode. This keeps the peak current at the lowest level, improving energy efficiency as well as reducing overall system size. The adaptive drive capability of the DSP intelligently adjusts the driving level to the switch; reducing switching loses, while adaptive adjustments also reduce electromagnetic interference for a wide range of switches. Adaptive current limits are also automatically adjusted for varying current threshold limits worldwide, which adds system protection and reliability.

Based on our operational management, we have determined that we operate in one reportable business segment: the design, development and sale of integrated circuits. Please see the financial information regarding this reportable business segment set forth in Part II, Item 7 of this Annual Report on Form 10-K and the information regarding our net revenue and long-lived assets based on geographic regions included in Note 13 — Segment and Geographic Information of our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Customers, Sales and Marketing

Our direct sales force targets markets that have high intensity data communications processing and high performance storage requirements.

The customers for our storage products are manufacturers of hard disk drives for the enterprise, desktop and mobile computing markets. Additionally we target manufacturers of blue-laser DVD player sub-systems within the consumer and PC-client market. Furthermore, our storage subsystem products target medium to large RAID system manufactures.

The target customers for our wired and wireless communications products are manufacturers of high-speed networking equipment targeted at WANs, MANs and LANs, in addition to PC-client OEMs. Our target customers for our wireless products include manufacturers of WLAN solutions for small-and-medium size businesses, small office/home office and residential gateway solutions as well as manufacturers of a variety of new consumer applications such as cellular handsets, gaming devices, PDAs, and home entertainment multimedia client devices.

The target customers for our cellular and handheld products are manufacturers of cellular handsets, PDAs, personal navigation devices and a large variety of other handheld, portable consumer applications.

The target customers for our power management and green technology products are very diverse and include manufacturers of many different electronic devices. The target customers for our video imaging solutions include manufacturers of consumer electronic devices, such as digital televisions, HD-based media players, HD-based set-top-boxes, media clients and audio-visual receivers. The target customers for our VoIP products are the manufacturers and vendors of wireless communications equipment and handsets for the internet voice communications market.

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

Our marketing team works in conjunction with our field sales and application engineering force and is organized around our product applications and end-markets. Due to the complexity of our products, we believe that individual meetings with our marketing, sales and engineering teams provide the most effective and rapid means of communicating the capabilities, benefits and extremely technical specifications of each significant new product.

A small number of customers have historically accounted for a substantial portion of our revenue. Customers representing 10% or more of our net revenue in fiscal 2009, 2008 and 2007 are set forth below:

Customer	2009	2008	2007
Western Digital	21%	17%	16%
Toshiba	*	*	12%
Samsung	*	*	11%

*	Less than 10% of net revenue

Our sales are made under purchase orders typically received between one week and four months prior to the scheduled delivery date. These purchase orders can be cancelled without charge if notice is given within an agreed upon period. Because of the scheduling requirements of our foundries, we generally place firm orders for products with our suppliers up to 16 weeks prior to the anticipated delivery date and typically prior to an order for the product. These lead times typically change based on industry lead times.

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

Research and Development

We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of high-performance analog, mixed- signal, digital signal processing and embedded microprocessor integrated circuits. We devote a significant portion of our resources to expanding our core intellectual property technology portfolio with designs that enable high-performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand-alone integrated circuits into our products to reduce our customers’ overall system costs.

We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, CMOS technology and system-level architectures. We have invested, and expect that we will continue to invest, significant funds for research and development. Our research and development expense was $930.0 million, $989.0 million and $658.2 million in fiscal 2009, 2008 and 2007, respectively.

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

Integrated Circuit Fabrication

The vast majority of our integrated circuits are substantially fabricated using widely available CMOS processes, which provide greater flexibility to engage independent foundries to manufacture integrated circuits at lower cost. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products. We currently outsource a substantial percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company, with the remaining manufacturing outsourced to other foundries primarily in Asia. We work closely with our foundry partners to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

Assembly and Test

We outsource all product packaging and substantially all testing requirements for our production products to several assembly and test subcontractors, including STATS ChipPAC Ltd. and Global Testing Corporation in Singapore, Siliconware Precision Industries in Taiwan and ASE Electronics in Singapore, Taiwan and Malaysia. We perform some in-house testing in Malaysia primarily for our printer ASIC solutions and in the United States of new production and pre-production materials prior to transferring the volume packaging and testing offshore to our third party assembly and test subcontractors.

The remainder of our production products is manufactured on a turnkey basis, whereby we purchase fully assembled and tested products from our foundry partners. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our integrated circuits for ease of testability, further reducing production costs.

Quality Assurance

We are certified to the International Organization for Standards Quality Management ISO 9001:2000 level. We build quality into our products starting with the design and development process. Our designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to manufacture. We pre-qualify each of our subcontractors and conduct regular in-depth quality audits. We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of our independent foundries and assembly-test subcontractors have been awarded ISO 9000 certification.

Environmental Management

We monitor the environmental impact of our products. The need for lead-free solutions in electronic components and systems has received increasing attention within the semiconductor industry and many companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, or RoHS, the European legislation that restricts the use of a number of substances, including lead. We believe that our current products are compliant with the RoHS Directive.

Intellectual Property

Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and licenses to protect our intellectual property. We also enter into confidentiality agreements with our employees, consultants, suppliers and customers and seek to control access to, and distribution of, our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products and technology without authorization, develop similar technology independently or design around our patents. In addition, we often incorporate the intellectual property of other companies into our designs, and we have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible, however, that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers’ intellectual property may not be successful.

As of January 31, 2009, we have been issued and/or have acquired over 850 U.S. patents and over 200 foreign patents and we have more than 2,300 U.S. and foreign pending patent applications on various aspects of our technology, with expiration dates ranging approximately from 2010 to 2027. We have filed a number of additional patent applications in the United States and other countries. However, we cannot be certain whether we will be issued patents as a result of these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others. Additionally, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. We may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

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

Competition

The markets for our products are intensely competitive, characterized by rapid technological change, evolving standards, short product life cycles and pricing pressures imposed by high-volume customers. We expect competition to intensify as current competitors expand their product offerings and new competitors enter our markets.

We believe that our ability to compete successfully in the rapidly evolving markets for our products depends on a number of factors, including the:

•	performance, features, quality and price of our products;

•	timing and success of new product introductions by us, our customers and our competitors;

•	emergence of new industry standards;

•	ability to obtain adequate foundry capacity; and

•	number and nature of our competitors in a given market.

Our current products face competition from a number of sources. We believe that our principal competitors for our read channel and storage SoC devices are LSI Corporation and STMicroelectronics. Our hard disk controller products compete primarily against devices offered by LSI and those internally developed by the hard disk manufacturers. Our tape drive controller products compete primarily against devices internally developed by tape drive manufacturers.

For transceiver and connectivity products, we compete primarily with LSI, Broadcom Corporation, Intel, Realtek Semiconductor and Vitesse Semiconductor. Our switching products compete primarily against Broadcom and Vitesse Semiconductor. In the market for system controllers, our competitors include Tundra Semiconductor and PLX Technology, and our communications controllers and embedded processors compete directly with products from companies such as Freescale Semiconductor, Raza Microelectronics and PMC-Sierra.

Our cellular and handheld products compete against Broadcom, Freescale Semiconductor, MediaTek Incorporated, QUALCOMM Corporation, Samsung, STMicroelectronics and Texas Instruments.

In the wireless LAN market, our competitors include Atheros Communications, Broadcom, Conexant Systems, Intel and Texas Instruments.

For our power management products we compete with a number of companies including Analog Devices, International Rectifier, Intersil Corporation, Linear Technology, Maxim Integrated Products Incorporated, National Semiconductor and Texas Instruments.

In addition, we expect increased competition in the future from other emerging and established companies. Although we believe we will be able to successfully compete with existing and potential competitors, some of these current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sale of their products than we can. Our current or future competitors may develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

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

In addition, many of our current and potential customers have substantial technological capabilities and financial resources. Some customers have already developed, or in the future may develop, technologies that will compete directly with our products. We may also face competition from suppliers of products based on new or emerging technologies.

Historically, average unit selling prices in the integrated circuit industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the average unit selling prices of our products, we will need to continue to reduce the cost of our products. We intend to accomplish this by implementing design changes that lower the cost of manufacturing, assembly and testing, by entering into long-term, strategic arrangements with our foundry partners to secure wafer capacity at reduced prices, by negotiating reduced charges from our foundries as and if volumes increase and by successfully managing our manufacturing, assembly and testing relationships. Because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business could be adversely impacted.

Employees

As of January 31, 2009, we had a total of 5,552 employees. Our employees are not represented by any collective bargaining agreements, and we have not experienced any work stoppage. We consider our relations with our employees to be good. On March 5, 2009, in response to the deteriorating global economic environment we announced plans to lower our overall costs and expenses. As a result of this plan and combined with certain cost reduction measures taken in the fourth quarter of fiscal 2009, we plan to reduce our global workforce by approximately 15%, or approximately 850 employees.

Executive Officers of the Registrant

The following table shows information about our executive officers as of January 31, 2009:

Name	Age	Position(s)
Dr. Sehat Sutardja	47	President, Chief Executive Officer and Chairman of the Board
Clyde R. Hosein	49	Chief Financial Officer, Interim Chief Operating Officer and Secretary (1)
Dr. Pantas Sutardja	46	Vice President, Chief Technology Officer, Chief Research and Development Officer and Director

(1)	Clyde R. Hosein became our Chief Financial Officer on June 23, 2008. Our previous Interim Chief Financial Officer, George de Urioste, resigned from such position on June 23, 2008 and assumed the position of Acting Chief Operating Officer. On October 10, 2008, Mr. de Urioste’s service as our Acting Chief Operating Officer concluded. Mr. Hosein was appointed to serve as Interim Chief Operating Officer on October 20, 2008.

Dr. Sehat Sutardja, one of our co-founders, has served as the President, Chief Executive Officer and Co-Chairman of our Board of Directors since 1995, and Chairman of our Board of Directors since 2003. In addition, Dr. Sehat Sutardja serves as President, Chief Executive Officer and a director of our U.S. operating subsidiary, Marvell Semiconductor, Inc., or MSI. Dr. Sehat Sutardja holds one private company directorship and directorships in our subsidiaries, including Marvell Semiconductor, Ltd., Marvell Technology, Inc. and SysKonnect, Inc. Dr. Sehat Sutardja holds a BS from Iowa State University, and a MS and Ph.D. in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Sehat Sutardja was elected as a Fellow to the IEEE in 2007 and holds over 90 U.S. patents. Dr. Sehat Sutardja is the brother of Dr. Pantas Sutardja.

Clyde R. Hosein has served as our Chief Financial Officer since June 2008, our Corporate Secretary since September 2008 and has served as our Interim Chief Operating Officer since October 2008. From March 2003 until June 2008, Mr. Hosein served as Chief Financial Officer for Integrated Device Technologies, a publicly traded company that develops and delivers mixed signal semiconductor solutions to the communications, computing and consumer end markets. From 2001 until 2003, Mr. Hosein served as Chief Financial Officer at Advanced Interconnect Technologies. From 1997 to 2001, Mr. Hosein was the Chief Financial Officer and senior director of corporate planning of Candescent Technologies Corporation. Previous to Candescent, Mr. Hosein spent over 14 years with IBM Corporation, where he held several engineering and financial positions within their storage, microelectronics, data systems and corporate divisions. Mr. Hosein serves on the board of directors of Cree Inc., a publicly traded company that develops and manufactures LED products. Mr. Hosein holds an MBA from New York University Stern School of Business and a BS in industrial engineering from Polytechnic University in New York.

Dr. Pantas Sutardja, one of our co-founders, has served as Vice President and a director since our inception 1995. Dr. Pantas Sutardja was appointed Chief Technology Officer in 2000 and Chief Research and Development Officer in August 2007. Dr. Pantas Sutardja served as our Acting Chief Operating Officer from September 2007 until June 2008. In addition, Dr. Pantas Sutardja serves as Vice President, Chief Technology Officer and a director of our U.S. operating subsidiary, MSI. Dr. Pantas Sutardja does not hold any other directorships other than in our subsidiaries, including Marvell Semiconductor, Ltd., Marvell Technology, Inc. and SysKonnect, Inc. Dr. Pantas Sutardja holds a BS, MS and Ph.D. in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Pantas Sutardja is the brother of Dr. Sehat Sutardja.

Item 1A.	Risk Factors

Additional Factors That May Affect Future Results

Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all information contained in this report before you decide to purchase our common shares. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common shares could decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Our financial condition and results of operations may vary, which may cause the price of our common shares to decline.

Our quarterly operating results have fluctuated in the past and could do so in the future. Because our operating results are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance.

Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•

general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, and current general economic volatility;

•	order or shipment cancellations, rescheduling or deferrals of significant customer orders;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	gain or loss of a key customer;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to exercise stringent quality control measures to obtain high yields; and

•	effective and timely update of equipment and facilities as required for leading edge production capabilities.

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

Our business, financial condition and results of operations may be adversely impacted by the recent global financial crisis. As a result, our financial results and the market price of our common shares may decline.

We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, this industry has experienced significant demand downturns. These downturns are characterized by decreases in product demand, excess customer inventories and sometimes accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and results of operations. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Furthermore, our foundry partners often require significant amounts of financing in order to build wafer fabrication facilities. If they are unable to obtain financing and anticipated capacity is not completed, we may experience a shortage of capacity, which could increase our costs or reduce our ability to meet customer demand. Any downturns in the current environment may be severe and prolonged, and any failure of the markets in which we operate to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations.

Recently global credit and financial markets have been experiencing extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatile energy costs, increases in unemployment rates, and uncertainty about economic stability. As a result, in the fourth quarter of fiscal 2009 we experienced cancellations, deferrals and a significant slowdown in orders and anticipate that these lower revenue levels could continue for the foreseeable future. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause global businesses to slow spending on our products and services, which would delay and lengthen sales cycles. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, global or in the hard disk drive and semiconductor industry. If the economy or markets in which we operate continue to deteriorate, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could adversely impact our results of operations.

Changes in our management may cause uncertainty in, or be disruptive to, our business.

We have experienced significant changes in our management and our Board of Directors in recent years. In May 2007, our former Chief Financial Officer resigned. In addition, our former Executive Vice President and Chief Operating Officer, who is one of our co-founders, resigned from those executive officer positions and as a member of our Board of Directors but continued to serve in various non-executive officer positions for our U.S. operating subsidiary. In June 2008, we hired a Chief Financial Officer to replace our Interim Chief Financial Officer who transitioned to Acting Chief Operating Officer. The service of our Acting Chief Operating Officer concluded in October 2008 and our Chief Financial Officer was appointed to serve as Interim Chief Operating Officer until a permanent replacement can be hired. We also recently hired a new general counsel of our U.S. operating subsidiary. If we cannot recruit a qualified permanent replacement for the position of Chief Operating Officer, our business may suffer. Moreover, we continue to search for new independent directors to fill the existing vacancies on our Board of Directors, and two of the independent directors currently on our Board of Directors joined our Board of Directors in October 2007 and July 2008, respectively. An independent director will either succeed Dr. Sehat Sutardja as Chairman of the Board or be appointed to a new position of Lead Director. Although we will endeavor to implement any director and management transition in as non-disruptive a manner as possible, any such transition might impact our business, and give rise to uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. Our future success will depend to a significant extent on the ability of our management team to work together effectively. The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire and retain qualified management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward. If we are unable to attract and retain effective qualified replacements for our key executives and board of directors positions in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired.

We and certain of our current and former officers and directors have been named as parties to consolidated purported shareholder derivative and class action lawsuits relating to our historic stock option granting practices, and may be named in additional litigation, all of which could require significant management time and attention, result in significant legal expenses, or cause our business, financial condition, results of operations and cash flows to suffer.

We have been named as a nominal defendant in a purported consolidated shareholder derivative action that names a number of our current and former directors and officers as defendants and that seeks to recover damages purportedly sustained by us in connection with our historic stock option granting practices. The parties in the consolidated derivative lawsuit have reached a tentative settlement, as described below. In addition, a putative consolidated class action has been filed against us and certain of our current and former officers and directors that alleges violations of the federal securities laws in connection with our historic stock option granting practices and which seeks to recover damages. Although our settlement with the SEC in May 2008 concluded the SEC’s formal investigation of us with respect to our historic stock option granting practices, we cannot be certain regarding the outcome of any other unresolved litigation, regulatory proceedings and government enforcement actions relating to our historic stock option granting practices.

Our historic stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and our current and former executive officers and board members may in the future be subject to additional private and government actions relating to our historic stock option granting practices. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with such lawsuits and government investigations of our historic stock option granting practices and any subsequent litigation. We cannot predict the outcome of these lawsuits. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. An unfavorable outcome in these litigations could exceed the proceeds obtained from a settlement and policy release with our directors and officers liability insurers and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, our directors, executive officers or other officers, or employees, which could harm our reputation, business, financial condition, results of operations and cash flows. Moreover, our settlement with the SEC, the tentatively settled shareholder derivative actions and the pending class action litigation could have a negative impact on our relationships with customers, suppliers and business partners, our ability to generate revenue, our ability to obtain director and officer insurance coverage, our ability to attract and retain employees, officers and directors, our ability to access debt and equity markets, customer and investor confidence in our board and management, and our revenue, net income, expenses, results of operations, profitability, earnings per share and cash flows.

The tentative settlement of the consolidated shareholder derivative actions requires the court’s preliminary and final approval, and may not be approved by the court.

On or about March 5, 2008, the parties to the consolidated shareholder derivative action entered into a memorandum of understanding that tentatively settles and resolves the pending consolidated derivative action filed in connection with our historic stock option granting practices. This tentative settlement of the consolidated derivative action requires court approval before it becomes final. The court may not preliminarily or finally approve the tentative settlement. If the court does not approve the tentative settlement, the parties might elect or be required to continue litigating the consolidated derivative actions.

As a result of the settlement with the SEC, we cannot invoke the “safe harbor” for the forward-looking statements provision of the Private Securities Litigation Reform Act of 1995 for three years following the entry of judgment.

On May 8, 2008, we announced that we had reached an agreement with the SEC to settle this matter. As a result of our SEC settlement, we have forfeited for three years following the entry of judgment, or June 20, 2011, the ability to invoke the “safe harbor” for the forward-looking statements provision of the Private Securities Litigation Reform Act of 1995. This safe harbor provided us enhanced protection from liability related to forward-looking statements if the forward-looking statements were either accompanied by meaningful cautionary statements or were made without actual knowledge that they were false or misleading. Without the statutory safe harbor, it may be more difficult for us to defend against any claims based on forward-looking statements.

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

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues beginning in the second half of calendar 2007 and continuing to date through the first quarter of calendar 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate securities market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

As of January 31, 2009, our investment portfolio included $41.9 million in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Our auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program, or the FFELP, and are over-collateralized, insured and guaranteed by the United States Federal Department of Education, or the DOE. All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase and their current ratings are still within the guidelines of our investment policy.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by us, as the amount of securities submitted for sale in those auctions exceed the amount of bids. Due to the auction failures, the auction rate securities do not have a readily determinable market value. To estimate the fair value of the auction rate securities as of January 31, 2009, we used a discounted cash flow model on the estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment considering the guarantees by the DOE of the underlying student loans, guarantees by other third parties, additional credit enhancements included in the securities, and the rate of return required by investors to own these securities in the current environment.

In the fourth quarter of fiscal 2009, UBS, one of the brokers who we purchased auction rate securities from, offered a settlement where UBS has the right to call and sell one of the auction securities we purchased from them at par value of $5 million at a future date. As a result of our participation in this settlement, we included the put option from the settlement in the long term investments and elected to apply Statement of Financial Accounting Standards, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, to measure the put option at fair value. We also elected to transfer this auction rate security to trading securities from available-for-securities pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, as our intent is to exercise the put option at a future date.

As of January 31, 2009, the estimated fair values of the auction rate securities were $1.3 million less than their par value. Based primarily on our ability and intent to hold these securities until recovery and the extent of impairment, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity as of January 31, 2009. We specifically noted that we had approximately 4.5% of our total cash invested in these auction rate securities, a cash balance of approximately $927.4 million in cash and cash equivalents other than auction rate securities and restricted cash, and that we continue to generate positive cash flow on a quarterly basis.

To the extent we determine that any impairment is other-than-temporary, the impairment would be recorded to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, these auction rate securities have been classified as long-term investments as of January 31, 2009.

In addition, to support our international operations, a portion of our cash and investment portfolio is held offshore. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. Certain of these amounts may also be subject to tax and other restrictions on their transfer to the U.S. or other countries. While we believe our cash and investments are secure, there is risk that some of our balances in international locations will not be adequately secured if the current credit crisis continues.

We have made and may continue to make acquisitions and investments, which could divert management’s attention, cause ownership dilution to our shareholders, be difficult to integrate and adversely affect our results of operations and share price.

We expect to continue to make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market segment coverage, or enhance our technological capabilities. In the past three fiscal years, we have completed the acquisition of the ICAP Business and other small acquisitions. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance or joint venture opportunities in the future, or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

Integrating newly acquired businesses or technologies typically entail many risks that could put a strain on our resources, could be costly and time consuming, and might not be successful. In addition, any acquisitions could materially harm our results of operations or liquidity as a result of either the issuance of dilutive equity securities or payment of cash. Moreover, such acquisitions could divert our management’s attention from other business concerns and also result in customer dissatisfaction. In addition, we might lose key employees of the newly acquired organizations during the acquisition process. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience.

In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, acquired in-process research and development, or IPRD, charges and other intangible assets, which could result in significant impairment and acquired IPRD charges and amortization expense in future periods. It may also be necessary for us to take other financial charges and reserves as a result of acquisitions, such as inventory write-downs. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to potential impairment charges on certain assets.

Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had approximately $2.0 billion of goodwill and $287.0 million of intangible assets on our balance sheet as of January 31, 2009. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant impairment charges, which could negatively impact our financial results. For example, as a result of our analysis related to acquired intangible assets, we recorded an impairment charge of $15.6 million in the fourth quarter ended January 31, 2009. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

A significant portion of our business is dependent on the hard disk drive industry, which is highly cyclical, experiences rapid technological change, and is facing increased competition from alternative technologies.

The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry is highly cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us because some of our customers are participants in this industry. Hard disk drive manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. In addition, advances in existing technologies and the introduction of new technologies may result in lower demand for disk drive storage devices, thereby reducing demand for our products. Rapid technological changes in the hard disk drive industry often result in significant and rapid shifts in market share among the industry’s participants. If the hard disk drive manufacturers using our products do not retain or increase their market share, our sales may decrease.

Future changes in the nature of information storage products may reduce demand for traditional hard disk drives. For instance, products using alternative technologies, such as semiconductor memory, optical storage, solid-state flash drives and other storage technologies could become a significant source of competition to manufacturers of hard disk drives. Flash memory has typically been more costly than disk drive technologies. However, flash memory manufacturers have been reducing the prices for their products, which could enable them to complete more effectively with very small form factor hard disk drive products. Demand for hard disk drives could be reduced if alternative storage technologies such as flash memory can meet customers’ cost and capacity requirements.

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. For the year ended January 31, 2009, one customer accounted for a total of approximately 21% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Currently our alternative manufacturing sources are located in China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third party foundries, we are exposed to the risk that their operations may be disrupted by regional disasters. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. In September 1999, a major earthquake in Taiwan affected the facilities of several of these third party contractors. As a consequence of this earthquake, these contractors suffered power outages and disruptions that impaired their production capacity. Major earthquakes also occurred in Taiwan in 2002, 2003, 2004 and 2006. In addition, the resurgence of severe acute respiratory syndrome, the outbreak of avian flu and any similar future outbreaks in Asia, where these foundries are located, could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and harm our business, financial condition or results of operations.

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

In order to secure sufficient foundry capacity when demand is high and mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with suppliers that could be costly and harm our results of operations, such as non-refundable deposits with or loans to foundries in exchange for capacity commitments, and contracts that commit us to purchase specified quantities of integrated circuits over extended periods. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. For example, amounts payable under our foundry capacity are non-refundable regardless of whether we are able to utilize all or any of the guaranteed wafer capacity under the terms of the agreement. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

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

To the extent that we rely on outside suppliers to manufacture or assemble and test our products, we may have a reduced ability to control directly product delivery schedules and quality assurance. This lack of control may result in product shortages or quality assurance problems that could delay shipments of products or increase manufacturing, assembly, testing or other costs.

If we are unable to accurately predict our future sales and to appropriately budget for our expenses, our results of operations could suffer.

The rapidly changing nature of the global economy and the markets in which we sell our products limits our ability to accurately forecast quarterly and annual sales. Additionally, because many of our expenses are fixed in the short term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If our sales do not increase as anticipated, our profitability could be adversely affected due to our higher expense levels. For example, in the fourth quarter of fiscal 2009, we implemented cost reduction measures to reduce operating expenses due to the deteriorating economic environment. Further, in the first quarter of fiscal 2010, we announced plans that combined with the cost reduction measures taken in the fourth quarter of fiscal 2009, will reduce our global workforce by approximately 15%, or approximately 850 employees. We expect cost savings from this restructuring to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts.

We have had material weaknesses in internal control over financial reporting in prior fiscal years. Although we believe we have taken the necessary actions to strengthen the weaknesses in our control structure, we cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be filed on a timely basis and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

Changes in financial accounting standards or practices or changes in existing taxation rules or practices may cause adverse unexpected revenue and expense fluctuations and affect our reported results of operations.

Changes in financial accounting standards or practices or changes in existing taxation rules or practices may have a significant effect on our reported results. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. For example, the U.S. Congress is considering legislation affecting the taxation of foreign corporations and such legislation if enacted might adversely affect our future tax liabilities. Changes to existing rules or the questioning of current practices by regulators may adversely affect our reported financial results or the way we conduct our business.

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

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, we have experienced periods of rapid growth and expansion. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,552 employees, as of January 31, 2009. Nonetheless, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our costs and operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations. In addition, if such demand does not materialize at the pace which we expect, we may scale down our business further through additional expense and headcount reductions as well as facility consolidations or closures that could result in restructuring charges that would materially and adversely affect our results of operations. In the fourth quarter of fiscal 2009, we implemented cost reduction measures to reduce operating expenses due to the deteriorating economic environment. Further, in the first quarter of fiscal 2010, we announced plans that combined with the cost reduction measures taken in the fourth quarter of fiscal 2009, will reduce our global workforce by approximately 15%, or approximately 850 employees.

Our past growth has placed, and any future long-term growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. Although we have implemented an enterprise resource planning system to help us improve our planning and management processes, we anticipate that we will also need to continue to implement and improve a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. These processes can be time consuming and expensive, increase management responsibilities and divert management attention. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our costs and expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our current or future business.

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

In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If we or any of our foundry subcontractors experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our results of operations, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We depend on key personnel with whom we do not have employment agreements to manage our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel could delay the development and introduction of and harm our ability to sell our products. We do not have employment agreements with any of our key technical personnel, and their knowledge of our business and industry would be extremely difficult to replace.

The competition for qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of integrated circuits is intense. It is important that we are able to identify, hire and retain engineers who are familiar with the intricacies of the design and manufacture of products based on analog technology. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to develop new products or enhance existing products in a timely manner.

Two of our officers and directors own a large percentage of our voting stock, and, together with another employee who is also a significant shareholder, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related employees to influence the election of directors and the approval or disapproval of significant corporate actions.

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as our Vice President of Sales for Communications and Consumer Business of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 18% of our outstanding common shares as of January 31, 2009. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could further delay or prevent an acquisition, under certain circumstances.

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

As a result of our global operations, we face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 86% of our net revenue in fiscal 2009, 84% of our net revenue in fiscal 2008 and 89% of our net revenue in fiscal 2007.

We have substantial operations, including approximately 21% of our workforce as of January 31, 2009, in Israel. These operations are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt these operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel.

We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to risks associated with international operations, including:

•	political, social and economic instability, including wars, terrorism, other hostilities and political unrest, boycotts, curtailment of trade and other business restrictions;

•

compliance with domestic and foreign export and import regulations, and difficulties in obtaining and complying with domestic and foreign export, import and other governmental approvals, permits and licenses;

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

Qualification is typically followed by an extended development period by our customers and an additional three to nine month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits. During our sales cycle, our engineers assist customers in implementing our products into the customers’ products. We incur significant research and development, selling and marketing, general and administrative expenses as part of this process, and this process may never generate related revenues. We derive revenue from this process only if our design is selected. Once a customer selects a particular integrated circuit for use in its products, the customer generally will solely use that integrated circuit for a full generation of its product. Therefore, if we do not achieve a design win for a product, we will be unable to sell our integrated circuit to a customer until that customer develops a new product or a new generation of its product. Even if we achieve a design win with a customer, the customer may not ultimately ship products incorporating our products or may cancel orders after we have achieved a sale. In addition, we will have to begin the qualification process again when a customer develops a new generation of a product for which we were the successful supplier for the prior generation.

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

Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the integrated circuit industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. From time to time our subsidiaries and customers receive, and may continue to receive in the future, notices that allege claims of infringement, misappropriation or misuse of the intellectual property rights of third parties. For example, in recent years, multiple claims have been made against our subsidiaries and our customers related to standards-based technologies such as wireless LAN. In addition, we have certain patent licenses with third parties that are up for renewal in calendar year 2009, and if we cannot successfully renew these licenses, our subsidiaries and customers could face claims of infringement. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorneys fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:

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

In addition, many of our contracts with our customers require us to indemnify our customers’ products against claims alleging infringement of the proprietary rights of other parties. We have agreed to indemnify select customers for claims made against our products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. For example, customers have requested us to indemnify them in connection with a patent infringement lawsuits filed in Texas by Australia’s Commonwealth Scientific and Industrial Research Organization, or CSIRO, which alleges its asserted patent is essential to the 802.11 wireless standard. We have also filed an action, also in Texas, against CSIRO seeking a declaratory judgment that CSIRO’s patent is invalid and unenforceable and that we and our customers do not infringe the CSIRO patent. Similarly, certain customers have asked us to indemnify them in connection with patent infringement lawsuits filed in Texas by Wi-Lan, a Canadian company, who likewise alleges their asserted patents are essential to the 802.11 wireless standard. Marvell is also named as a defendant in those cases. In addition, we filed a declaratory judgment action in California against Wi-Lan asking the court to find that our products do not infringe a certain Wi-Lan patent that Wi-Lan claims read on products that practice IEEE 802.11, 802.16 and/or Bluetooth standards. We believe it does not infringe either the asserted CSIRO or Wi-Lan patents and we will vigorously defend ourselves in these matters.

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

We rely upon certain critical information systems for the operation of our business.

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks. While we believe that our information systems are appropriately controlled and that we have processes in place to adequately manage these risks, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

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

The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. Initially, this tax exemption was to expire after ten years, but the Economic Development

Board in June 2006 agreed to extend the term to fifteen years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. In light of the current economic downturn, we are in discussion with the Economic Development Board of Singapore to amend part of the pioneer conditions for the future years. We intend to come to an agreement which would preserve the 15 year tax exemption status and expect to receive the final amendments from the Economic Development Board of Singapore by July 2009. If our Pioneer Status is terminated early, our financial results could be harmed.

On February 2, 2008, two Israeli subsidiaries, Marvell Software Solutions Israel Ltd. formerly known as Radlan Computer Communications Ltd. and Marvell DSPC Ltd., or Marvell DSPC, merged into Marvell Israel (M.I.S.L) Ltd., or MISL. In December 2008, the Israel Tax Authorities ruled that the merger agreement under §103H of the Israel Tax Ordinance would allow offset of carryforward net operating losses against the taxable income generated by the merged company but limited to 20% of the accumulated net operating losses prior to the merger or no greater than 50% of the taxable income generated by the merged company during the 5 years following the merger. Any significant changes to our operations in Israel may require a valuation allowance to offset our deferred tax assets which consequently could adversely affect our financial results.

Under the law, including Amendment No. 60 to the law that was published in April 2005, by virtue of the “approved or benefited enterprise” status granted to certain of its enterprises, the Israeli subsidiaries are entitled to various tax benefits. Two divisions, MISL and Marvell DSPC, have five approved programs and one program under the amended law. The first program was approved for MISL in 1995 and the most recent was approved in 2006. Marvell D.S.P.C. has five approved programs and two programs under the amended law; with the first approved in 1990 and the most recent in 2007. The benefit period is generally 10 to 15 years and begins commencing in the first year in which our Israeli subsidiaries earn taxable income from the approved or benefited enterprises provided the maximum period to which it is restricted by law has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020. As our tax holidays expire, we expect that we will start paying income tax at the statutory tax rate on our operations within these development regions which will adversely impact our effective tax rate.

During fiscal 2007, our Switzerland subsidiary received a ten-year Federal and Cantonal tax holiday on revenues from research and design and wafer supply trading activities that will expire in 2017. If certain requirements are not met in the initial five-year period, our incentive exemption would be reduced by 50% on the next five-year period of the tax holiday, which would adversely affect our financial results.

We are subject to the risks of owning real property.

Our U.S. headquarters located in Santa Clara California, and our buildings in Singapore, Malaysia, Switzerland and Shanghai, China subject us to the risks of owning real property, which include:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our U.S. headquarters, housing research and design functions as well as elements of sales, marketing, administration and operations, is located in Santa Clara, California. The Santa Clara facility consists of approximately 993,000 square feet on 33.8 acres of land. We also own buildings in Switzerland, Malaysia, China and Singapore which are used for operations, research and design, sales, marketing and administrative functions.

In addition to these properties, we lease approximately 361,000 square feet in Israel for research and design, administration and operations, which lease term expires in August 2025. We also lease smaller facilities in Bermuda, Canada, China, Finland, Germany, India, Italy, Japan, Korea, Taiwan, the United Kingdom and the United States, which are occupied by administrative, sales, design and field application personnel. We also lease one additional building in California, totaling approximately 41,000 square feet, which is currently subleased to tenants as of January 31, 2009.

Based upon our estimates of future hiring, we believe that our current facilities will be adequate to meet our requirements at least through the next fiscal year.

Item 3.	Legal Proceedings

The information set forth under Note 12 – Commitments and Contingencies (Contingencies) of our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A, “Risk Factors” above.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the Nasdaq Global Select Market under the symbol “MRVL.” Our common shares began trading on June 27, 2000, upon completion of our initial public offering. The following table shows, for the periods indicated, the high and low intra-day sale prices for our common shares on the Nasdaq Global Select Market and reflects the stock split effected in fiscal 2007.

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First Quarter	$13.69	$10.02	$21.20	$16.04
Second Quarter	$18.31	$12.79	$20.04	$15.25
Third Quarter	$16.63	$5.61	$19.08	$15.27
Fourth Quarter	$7.73	$4.48	$18.84	$9.77

As of March 15, 2009 the approximate number of record holders of our common shares was 217 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since January 30, 2004, through January 31, 2009. The graph assumes that $100 was invested on January 30, 2004 in our common shares and on January 31, 2004 in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since our initial public offering in 2000. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

Dividends

We have never declared or paid a cash dividend on our common shares and do not anticipate paying any cash dividends in the foreseeable future. Any future determination with respect to the declaration and payment of dividends will be at the discretion of our Board of Directors.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Part III, Item 12 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	January 31, 2009 (1)(2)	February 2, 2008 (1)(2)(3)	January 27, 2007 (4)(5)	January 28, 2006 (5)	January 29, 2005 (1)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$2,950,563	$2,894,693	$2,237,553	$1,670,266	$1,224,580
Cost of goods sold	1,426,624	1,497,796	1,100,241	783,244	586,104
Research and development	929,990	988,996	658,211	366,740	304,291
Operating income (loss)	165,176	(105,590)	1,057	256,482	83,857
Net income (loss)	$147,242	$(114,427)	$(12,095)	$199,490	$62,795

Basic net income (loss) per share	$0.24	$(0.19)	$(0.02)	$0.35	$0.12
Diluted net income (loss) per share	$0.23	$(0.19)	$(0.02)	$0.32	$0.11
Weighted average shares — basic	608,747	590,308	586,152	565,870	539,375
Weighted average shares — diluted	630,328	590,308	586,152	631,289	597,653
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$951,909	$630,902	$596,380	$921,022	$660,014
Working capital	1,150,667	920,529	636,849	1,124,394	798,805
Total assets	4,414,200	4,550,594	4,527,700	3,504,506	2,788,866
Term loan and capital lease obligations, net of current portion	2,451	394,988	411,846	24,447	11,590
Total shareholders’ equity	3,829,067	3,411,519	3,227,184	3,007,225	2,491,631
Number of employees	5,552	5,331	5,249	2,500	1,917

(1)	In addition to recurring amortization of acquired intangible assets, we recorded the following charges during the respective fiscal years in amortization and write-off of goodwill and acquired intangible assets and other: (a) In the fourth quarter of fiscal 2009, we wrote-off $15.6 million of intangible assets that were determined to be impaired due to declining revenue from products acquired and to a delay in the deployment of technology within a certain industry. (b) In the fourth quarter of fiscal 2008, we wrote-off $7.2 million of intangible assets that were determined to be impaired due to declining revenue from products acquired. (c) In the first quarter of fiscal 2005, we entered into a technology license and non-assert agreement with a licensor pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under the arrangement, we agreed to make a one-time payment of $13.5 million which was charged to expenses in that quarter. In the second quarter of fiscal 2005, we entered into a technology license and non-assert agreement with another company pursuant to which the parties agreed to not take action against each other relative to the use of certain technologies. Under this arrangement, we agreed to make a one-time payment of $25.0 million, of which $10.0 million related to past use of certain technologies and was charged to expenses.

(2)	In the fourth quarter of fiscal 2009, we recorded a restructuring charge of $9.7 million related to a worldwide reduction in force implemented to realign our cost structure. The restructuring also included charges of $2.7 million related to the impairment of abandoned facilities. The workforce reduction affected all functions of our global workforce and was completed in the fourth quarter of fiscal 2009. In the fourth quarter of fiscal 2008, we recorded a restructuring charge of $7.9 million related to a worldwide reduction in force implemented primarily to reduce operating expenses. The workforce reduction affected all functions of our global workforce and was completed in the fourth quarter of fiscal 2008.
(3)	In the fourth quarter of fiscal 2008, we recorded a one-time benefit of $22.1 million in other income related to the true-up of credits under the supply agreement with Intel to reflect differences in the original estimate and actual product mix and yields.
(4)	Effective from the beginning of fiscal 2007, we adopted SFAS No. 123 (revised 2004), “Share Based Payment,” or SFAS 123R, requiring us to measure and recognize compensation expense for all share-based awards to employees and directors based on estimated fair values. We adopted SFAS 123R under the modified prospective method, reflecting in our fiscal 2007 results the compensation expense associated with unvested options granted prior to fiscal 2007, as well as options granted during that year. In fiscal 2007, we recorded an adjustment of $8.8 million for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R.
(5)	In the fourth quarter of fiscal 2007, we recorded an acquired IPRD charge of $77.8 million in connection with our acquisition of the ICAP Business. In fourth quarter of fiscal 2006, we recorded an acquired IPRD charge of $4.3 million in connection with our acquisition of the hard disk and tape drive controller business of QLogic Corporation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties including those discussed under Part I, Item 1A, “Risk Factors.” These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex SoC devices leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet PHY handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. We are a fabless integrated circuit company, which means that we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. In fiscal 2009, approximately 21% of our net revenue was derived from sales to one significant customer. In fiscal 2008, approximately 17% of our net revenue was derived from sales to one significant customer. In fiscal 2007, approximately 39% of our net revenue was derived from sales to three significant customers, each of which accounted for 10% or more of our net revenue during the period. Also, in fiscal 2009, 2008 and 2007, no distributor accounted for more than 10% of our net revenue, respectively. We expect to continue to experience significant customer concentration in future periods. In addition, most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 86%, 84% and 89% of our net revenue for fiscal 2009, 2008 and 2007, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales to date have been denominated in U.S. dollars.

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

Financial markets in the United States, Europe and Asia experienced extreme disruption in the second half of fiscal 2009, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatile energy costs, increases in unemployment rates, and uncertainty about economic stability. In the third quarter of fiscal 2009, concerns related to the deterioration in the global financial and credit markets, including with respect to the availability and cost of credit, contributed to instability in worldwide capital and credit markets and diminished expectations for the U.S. and global economy. These conditions worsened in the fourth quarter of fiscal 2009 and, combined with uncertainty about the global economy in general, contributed to volatility of unprecedented levels and a further economic slowdown.

Although governments have taken unprecedented actions in an attempt to alleviate the credit crisis, customers and consumers began to cut back on spending in order to conserve cash in the third quarter of fiscal 2009. This resulted in the slowing of orders from our direct OEM customers and distributors, which continued into the fourth quarter of fiscal 2009 and into the first quarter of fiscal 2010.

On March 5, 2009, in response to the deteriorating economic environment we announced the implementation of a plan to lower our overall costs and expenses. As a result of this plan and combined with certain cost reduction measures taken in the fourth quarter of fiscal 2009, we plan to reduce our global workforce by approximately 15%, or approximately 850 employees.

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2009 and 2007 were comprised of 52-week periods and fiscal year 2008 was comprised of a 53–week period.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to performance based compensation, uncollectible receivables, inventory excess and obsolescence, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes, litigation and other contingencies. In addition, we use assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    We account for our revenues under the provisions of Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition in Financial Statements.” Under this provision, we recognize revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of our sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return and price protection is deferred until the distributors sell the product to end customers because the selling price is not fixed and determinable and we are not able to estimate future returns. Our sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. We generally allow customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time we also may request a customer to accept a shipment of product before the original requested delivery date, in which case revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than our normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

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

For arrangements involving multiple deliverables, where the deliverables include software and non-software products and services, we apply the provisions of Emerging Issues Task Force, or EITF Issue, No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to separate the deliverables and allocate the total arrangement consideration. Accordingly, we evaluate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in control of us. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. We do not typically have vendor specific objective evidence of fair value for software products. Therefore, in a substantial majority of our arrangements, the residual method is used to allocate arrangement consideration. Under the residual method, the fair value of the undelivered elements is deferred and accounted for under the applicable revenue recognition guidance, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

In arrangements that include a combination of hardware and software products that are also sold separately, where software is more than incidental and essential to the functionality of the product being sold, we follow the guidance in EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” accounts for the entire arrangement as a sale of software and software-related items and follows the revenue recognition criteria in SOP No. 97-2, “Software Revenue Recognition,” and related interpretations.

Revenue from licensed software is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided that the fee is fixed or determinable and collectibility is probable. Revenue from post-contract customer support and any other future deliverables is deferred and earned over the support period or as contract elements are delivered.

We account for rebates in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and, accordingly, record reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements.

Stock-Based Compensation.    SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. We have estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. Calculating the fair value of share-based awards at the date of grant requires us to make estimates that involve significant judgment. Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. We established the expected term for employee options and awards based on the historical settlement experience and after giving consideration to vesting schedules. Assumptions for option exercises and pre-vesting terminations of options were stratified by employee groups with sufficiently distinct behavior patterns.

Expected volatility under SFAS 123R was developed based on the average of our historical daily stock price volatility. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

In addition, SFAS 123R requires that we estimate the number of stock-based awards that will be forfeited due to employee turnover. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

Changes in the subjective assumptions required in the valuation models may significantly affect the estimated value of the stock-based awards, the related stock-based compensation expense and, consequently, our results of operations.

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

In accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

SFAS 109 provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. With the exception of certain international jurisdictions, we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize the net operating loss carryforwards before they expire based on its recent years history of losses. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize our deferred tax assets, then our tax provision may decrease in the period in which it determines that realization is more likely than not.

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

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109,” or FIN 48. We adopted FIN 48 on January 28, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure of tax positions. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. The adoption of FIN 48 did not impact our results of operations or net assets.

We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities for uncertain tax positions based on the provisions of FIN 48. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. The material jurisdictions that are subject to potential examination by tax authorities for tax years after fiscal 2001 throughout the world, include such major jurisdictions as Singapore, Japan, Taiwan, China, India, Germany, Israel, Netherlands, Switzerland, the United Kingdom, Canada, Malaysia and the United States. We are subject to U.S. income tax examinations beginning with fiscal year 2004.

The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. Initially this tax exemption was to expire after ten years, but the Economic Development Board in June 2006 agreed to extend the term to 15 years through 2014. Fiscal 2009 and 2008 tax savings associated with this tax holiday are approximately $7.9 million and $10.4 million, respectively, which if paid would impact our earnings per share result by $0.01 and $0.02 per share. In light of the current economic downturn, we are in discussion with the Economic Development Board of Singapore to amend part of the Pioneer Status conditions for the future years. We expect to come to an agreement which would preserve the 15 year tax exemption status and receive the final amendments from the Economic Development Board of Singapore.

Under Israeli law, including Amendment No. 60 to the law that as published in April 2005, by virtue of the “approved or benefited enterprise” status granted to certain of its enterprises, the Israeli subsidiaries are entitled to various tax benefits. During the period of benefits — 10 to 15 years — commencing in the first year in which the subsidiaries earned taxable income from the approved or benefited enterprises provided the maximum period to which it is restricted by law has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020. For fiscal 2009 the benefit associated with these Approved Enterprise programs was $4.5 million, which provided an earnings per share benefit of less than $0.01. For fiscal 2008 the benefit associated with these Approved Enterprise programs was $15.0 million, which provided an earnings per share benefit of $0.03.

During fiscal 2007, the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration each granted Marvell Switzerland Sarl a total of a ten year tax holiday commencing with its fiscal year beginning January 29, 2006. The fiscal 2009 and 2008 tax savings associated with this tax holiday is approximately $5.1 million and $6.1 million, respectively, which provided an earnings per share benefit of $0.01 and $0.01, respectively.

The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities require that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.

Investments.    Investments designated as available-for-sale securities under SFAS No. 115, “Accounting for Investment in Certain Debt and Equity Securities,” are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of our available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, we assess whether an other-than-temporary impairment loss on our available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the Consolidated Statements of Operations.

In general, investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by us, as the amount of securities submitted for sale in those auctions exceed the amount of bids. Due to the auction failures, the auction rate securities do not have a readily determinable market value. To estimate the fair value of the auction rate securities as of January 31, 2009, we used a discounted cash flow model on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and illiquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment considering the guarantees by the DOE of the underlying student loans, guarantees by other third parties, additional credit enhancements included in the securities, and the rate of return required by investors to own these securities in the current environment.

We also invest in auction rate securities that are typically over collateralized by pools of loans originated under the FFELP, and are guaranteed by the DOE, and insured. In addition, all auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase. Historically, all auction rate securities were classified as short-term investments because we have been able to liquidate these at our direction on seven to 35 day auction cycles. When auction rate securities fail to clear at auction, which has occurred since February 2008 with respect to all of our auction rate securities, and we are unable to estimate when the impacted auction rate securities will clear at the next auction, we classify these as long-term, consistent with the stated contractual maturities of the securities. We believe that we have the intent and ability to hold these securities for longer than a period of 12 months. The “stated” or “contractual” maturities for these securities generally are between 20 and 30 years. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.

Accounts Receivable and Allowances.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We continuously monitor payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial condition of any one of these customers could have a material adverse impact on the realization of our accounts receivable and our results of operations. The accounts receivable allowance recorded in our consolidated financial statements as of January 31, 2009 is $3.2 million.

Inventory Valuation.    We value our inventory at the lower of cost or market, cost being determined under the first-in, first-out method. Inventory acquired under the supply agreement with Intel were at prices above what a market participant could obtain from independent foundries and assembly/test subcontractors, therefore, we wrote down inventory on hand to fair value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. The valuation of inventory requires us to estimate obsolete or excess inventory which requires us to estimate the future demand for our products. The estimate of future demand is compared to work in process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

Valuation of Long-lived Assets and Intangible Assets.    We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to the following: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows, which includes revenue, is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

Valuation of Goodwill.    Under SFAS 142, “Goodwill and Other Intangible Assets,” or SFAS 142, we are required to perform an annual assessment of goodwill. We perform this assessment at the beginning of our fiscal fourth quarter, and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger a goodwill impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (iii) significant negative industry or economic trends, (iv) a significant decline in our stock price for a sustained period and (v) a significant change in our market capitalization relative to our net book value. When performing our assessment, we include a control premium, in addition to our fair value to reflect the full value and amount that a buyer would be willing to pay for the company. The annual impairment test required under SFAS 142 was completed in the fourth quarter and did not identify any impairment of goodwill.

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

Valuation of Equity Investments in Privately Held Companies.    We invest in equity instruments of privately-held companies, which we account for using the cost method, for business and strategic purposes. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. The recorded value of our equity investments in privately held companies in our consolidated balance sheet as of January 31, 2009 is $7.1 million.

Results of Operations

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue.

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	January 27, 2007
Net revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	48.4	51.7	49.2
Research and development	31.5	34.2	29.4
Selling and marketing	5.5	7.3	7.9
General and administrative	3.5	4.8	5.1
Amortization and write-off of acquired intangible assets	5.2	5.3	4.9
Acquired in-process research and development	—	—	3.5
Restructuring	0.3	0.3	—

Total operating costs and expenses	94.4	103.6	100.0

Operating income (loss)	5.6	(3.6)	0.0
Interest and other income	0.8	1.0	0.8
Interest expense	(0.6)	(1.4)	(0.4)

Income (loss) before income taxes	5.8	(4.0)	0.4
Provision (benefit) for income taxes	0.8	(0.1)	1.3
Income (loss) before change in accounting principle	5.0	(3.9)	(0.9)
Cumulative effect of change in accounting principle, net of tax effect	—	—	0.4

Net income (loss)	5.0%	(3.9)%	(0.5)%

Years Ended January 31, 2009 and February 2, 2008

Net Revenue

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	% Change in 2009
	(in thousands, except percentage)
Net revenue	$2,950,563	$2,894,693	1.9%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances and rebates. The increase in net revenue of $55.9 million in fiscal 2009 compared to fiscal 2008 reflects a significant increase in volume shipments during the first half of fiscal 2009 of our storage SoCs as the overall hard disk drive demand for notebook PC two and a half inch drives and consumer products markets improved. In addition, we experienced increased demand for our wireless products for consumer applications. Offsetting the increases were lower demand for our cellular and handheld products and printer semiconductor solution products which were negatively impacted by the economic downturn. Net revenue derived from development contracts increased in fiscal 2009 in both absolute dollars and as a percentage of net revenue compared to fiscal 2008, and represented less than 10% of net revenue for each year. We currently expect that revenue in fiscal 2010 will decline from the level in fiscal 2009 due to the effects of the global economic slowdown.

Cost of Goods Sold

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	% Change in 2009
	(in thousands, except percentages)
Cost of goods sold	$1,426,624	$1,497,796	(4.8)%
% of net revenue	48.4%	51.7%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and testing of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, excess and obsolescence provisions and purchase accounting adjustments. The increase in gross margin in fiscal 2009 compared to fiscal 2008 was primarily due to reduced costs for cellular and handset product resulting from the transition of manufacturing from Intel to our fabrication partners. In addition, cost of goods sold improved as we experienced lower material and manufacturing costs due to volume efficiencies and yield improvements. Gross margin also improved due to the mix of higher gross margin products sold in fiscal 2009 compared to fiscal 2008. Finally, lower excess and obsolescence provisions and higher sales of product previously written down in fiscal 2009 as compared to fiscal 2008 improved gross margin. Our gross margins may also fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, the levels of sales of product previously written down, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margins, product warranty costs and changes in the amount of development revenue recognized. We expect that cost of goods sold as a percentage of revenue in fiscal 2010 will decline moderately from the level in fiscal 2009 due to the benefits of our cost reduction programs.

Research and Development

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	% Change in 2009
	(in thousands, except percentages)
Research and development	$929,990	$988,996	(6.0)%
% of net revenue	31.5%	34.2%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, prototype costs, depreciation and amortization expense, patent investigation and filing fees, costs associated with contract development work and allocated occupancy costs for these operations. Research and development expense decreased by $59.0 million in fiscal 2009 as compared to fiscal 2008 primarily due to a decrease in stock-based compensation of $25.4 million as recent awards have a lower valuation due to the depressed stock price along with the reversal of expenses for performance related grants due to the unlikely nature of the achievement of the specific performance targets due to the poor economic conditions. In addition, salary and related costs decreased $10.7 million due primarily to lower bonus expenses due to the cancellation of the fiscal 2009 bonus plan in response to the challenging economic times along with the benefits of our calendar year end shutdown, partially offset by selective headcount additions. Non-recurring engineering, pre-production and development wafer costs decreased $10.6 million as a result of tight cost controls partially offset by higher photomask spending earlier in the year for key new products. We also received a $5.0 million benefit from the reversal of remaining payroll tax liabilities due to the completion of our 409A reimbursement program. Other decreases in research and development expenses included a $3.6 million decrease in evaluation boards and engineering supplies, a $3.6 million decrease in travel related costs, a $3.3 million decrease in temporary help and consulting costs, $2.4 million decrease in patent legal fees and a $3.3 million decrease in other research and development primarily driven by cost control efforts. Partially offsetting the decreases in research and development expenses was $1.5 million of lower allocations of research and development spending to manufacturing activities. We expect that research and development costs in fiscal 2010 will moderately decline from the level of expense reported in fiscal 2009 due to continued focus on cost controls and the impacts of our restructuring plans.

Selling and Marketing

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	% Change in 2009
	(in thousands, except percentages)
Selling and marketing	$160,973	$211,261	(23.8)%
% of net revenue	5.5%	7.3%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. Selling and marketing expense decreased $50.3 million in fiscal 2009 compared to fiscal 2008 primarily due to lower salary and related costs of $16.6 million as a result of lower headcount, lower bonuses due to the cancellation of the fiscal 2009 bonus program along with the benefits of our calendar year-end shutdown. Additionally, stock-based compensation decreased by $13.9 million, primarily to lower valuation of recent grants. Finally, travel related, tradeshow and various other costs declined significantly as we focused on controlling discretionary spending. Facility and related allocated costs decreased $3.7 million. We expect that selling and marketing costs in fiscal 2010 will moderately decline from the level of expense reported in fiscal 2009.

General and Administrative

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	% Change in 2009
	(in thousands, except percentages)
General and administrative	$104,788	$138,640	(24.4)%
% of net revenue	3.5%	4.8%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, fees for professional services and allocated occupancy costs for these operations. General and administrative expense decreased $33.9 million in fiscal 2009 compared to fiscal 2008 primarily due to lower legal and professional fees of $34.8 million. Legal and professional fees decreased due to a reduction in legal fees associated with our internal review of historical stock option granting practices and related accounting matters as well as $24.5 million of insurance recoveries for shareholder derivative, class action and related lawsuits received in the first quarter of fiscal 2009. Partially offsetting the decrease in legal and professional fees was a $10.0 million settlement with the SEC investigation regarding our historic stock option granting practices and related accounting matters in the first quarter of fiscal 2009. Additionally, stock-based compensation decreased $10.7 million primarily due to the cancellation of grants to a former and current executive in the second quarter of fiscal 2008 that was not accompanied by a concurrent replacement grant or other valuable consideration. Partially offsetting the decreases in general and administrative expense was an increase in salary and related costs of $5.6 million due to the net hiring of additional administrative personnel and a $5.1 million gain on the sale of an asset under construction recorded during the third quarter of fiscal 2008. We expect that general and administrative costs in fiscal 2010 will moderately decline from the level of expense reported in fiscal 2009 due to continued focus on cost controls.

Amortization and Write-Off of Acquired Intangible Assets

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
Amortization and write-off of acquired intangible assets	$153,323	$155,734	(1.5)%
% of net revenue	5.2%	5.3%

In fiscal 2009, we made one acquisition in which we acquired intangible assets that are being amortized over their estimated economic lives of two to six years. In fiscal 2008, we made two acquisitions in which we acquired intangible assets which are being amortized over their estimated economic lives of one to seven years. The decrease in amortization and write-off of acquired intangible assets of $2.4 million in fiscal 2009 compared to fiscal 2008 is due to certain acquired intangible assets from previous acquisitions being fully amortized, offset by the write-off of certain intangible assets from previous acquisitions. We determined that certain acquisition-related intangibles associated with the acquisition of the UTStarcom business, the PicoMobile business and the ICAP Business were impaired. The primary reason for the write-off of the remaining UTStarcom purchased intangibles and certain intangibles from the ICAP Business was due to declining revenue from products incorporating such purchased intangibles. The purchased intangibles from the PicoMobile acquisition were written-off due to a delay in the deployment of the technology within the industry. We measured the amount of impairment by calculating the amount by which the value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. The amount of the purchased intangibles written-off in the fourth quarter of fiscal 2009 due to impairment was $15.6 million. In the fourth quarter of fiscal 2008, we determined that certain of the acquisition-related intangibles associated with our acquisition of the UTStarcom business and the ICAP Business were impaired primarily due to the revised lower revenue forecasts associated with products incorporating such purchased intangibles. The amount of the purchased intangibles written-off in the fourth quarter of fiscal 2008 due to impairment was $7.2 million.

Restructuring

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
Restructuring	$9,689	$7,856	23.3%
% of net revenue	0.3%	0.3%

Restructuring charges increased $1.8 million in fiscal 2009 compared to fiscal 2008. During the fourth quarter of fiscal 2009, we implemented certain cost reduction measures that included reductions in workforce in all functions of the organization worldwide, impacting approximately 200 employees, in order to reduce our cost structure. As a result, a restructuring charge of $9.7 million was recorded that consisted of severance and related employee benefits to the terminated employees, approximately $2.7 million of charges related to the impairment of abandoned facilities and $0.4 million of other equipment charges. The lease abandonment charges included $1.8 million resulting from the closing of the Canada office and another $0.9 million related to a change in the estimated sublease income for the duration of the remaining lease term on another facility. The lease abandonment charge includes the remaining lease commitment of the facilities reduced by the estimated sublease income through the duration of the lease term. During the fourth quarter of fiscal 2008, we implemented cost- cutting measures that included reductions in workforce in all functions of the organization worldwide in order to reduce our cost structure. A restructuring charge of $7.8 million was recorded relating to severance and benefits to 438 terminated employees in the fourth quarter of fiscal 2008. All expenses associated with our cost-cutting measures are included in “Restructuring” in the Consolidated Statements of Operations. For further discussion on our restructuring plan, please refer to Note 7 — Restructuring of our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Interest and Other Income

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
Interest and other income	$23,651	$28,100	(15.8)%
% of net revenue	0.8%	1.0%

Interest and other income consists primarily of interest earned on cash, cash equivalents and short-term investment balances, gains and losses on the sale of marketable securities, foreign currency impact and various other gains and losses. The decrease in interest and other income of $4.4 million is due primarily to a one-time benefit of $22.1 million credited to other income in fiscal 2008 to reflect the release of unused credits arising from differences in the original estimate used in purchase accounting and actual product mix and yields from the supply agreement with Intel. Partially offsetting the one-time benefit in fiscal 2008 was a cumulative foreign exchange loss of $9.7 million. In fiscal 2009, there was a cumulative foreign exchange gain related to foreign tax reserves of $13.8 million primarily as a result of the strengthening of the U.S. dollar. In addition, interest and other income decreased due to lower interest income as a result of a decrease in market interest rates. The results for each of the periods reflect the effect of the reclassification of foreign exchange gains and losses related to uncertain tax positions from provision (benefit) for income taxes to interest and other income.

Interest Expense

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
Interest expense	$17,994	$40,498	(55.6)%
% of net revenue	0.6%	1.4%

Interest expense consists primarily of interest paid on debt and capital lease obligations. The decrease in interest expense of $22.5 million in fiscal 2009 compared to fiscal 2008 was primarily due to repayment of principal on the outstanding term loan obligation, lower interest rates, lower interest expense from a supply agreement with Intel and lower capital lease interest expense. Please refer to Note 8 — Term Loans for a further discussion on the term loan obligation and Note 2 — Business Combinations for more information on the supply agreement with Intel of our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Provision (Benefit) for Income Taxes

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
Provision (benefit) for income taxes	$23,591	$(3,561)	(762.5)%
% of net revenue	0.8%	(0.1)%

Our effective tax rate was 13.8% for fiscal 2009 compared to (3.0)% for fiscal 2008. The increase in the fiscal 2009 effective tax rate compared to fiscal 2008 was primarily due to increases to FIN 48 reserves despite significant foreign subsidiary net operating losses, which arose due to the restructure of certain foreign entities as well as a fiscal 2008 reduction in the unrecognized tax benefits due to closure of foreign audits and lapsing of statutes of limitations. We continued to incur significant non-tax deductible expenses such as stock-based compensation expenses and intangible amortization resulting in lower profit before tax in jurisdictions where we are not able to utilize the tax benefits. In addition, the tax benefits associated with our tax holidays vary from year to year based on the relative profitability in Israel, Singapore and Switzerland.

During fiscal 2008, the U.S. entities completed corporate income tax audits for fiscal years 2004 through 2006. The Internal Revenue Service, or IRS, completed its field work of the U.S. subsidiaries with no income tax adjustments. The U.S. tax authorities are reviewing employment taxes with regard to the re-measured stock options. The payroll tax portion of the U.S. audit remains open with regard to stock-based compensation and related items. Also, notice for a state audit arrived in the fourth quarter of fiscal 2009. The field work for the state audit will re-commence in April 2009.

Starting March 2009, a foreign subsidiary is scheduled to begin audit field work for fiscal years 2003 through 2008. We believe we have adequately reserved for any uncertain tax positions related to foreign subsidiaries.

Years Ended February 2, 2008 and January 27, 2007

Net Revenue

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentage)
Net revenue	$2,894,693	$2,237,553	29.4%

Net revenue consists primarily of product revenue from sales of our semiconductor devices, and to a much lesser extent, development revenue derived from development contracts with our customers. Net revenue is gross revenue, net of accruals for estimated sales returns and allowances and rebates. The increase in net revenue of $657.1 million in fiscal 2008 compared to fiscal 2007 reflects a significant increase in volume shipments of our cellular and handset products, storage SoCs, wireless products and printer semiconductor solution products. The increase in net revenue for cellular and handset products was due to a full year of revenue from the acquisition of the ICAP Business in November 2006. Additionally, the increases in net revenue were primarily due to increased acceptance of our storage SoC products by hard disk drive manufacturers and market share gains in the PC desktop and consumer product markets with our storage SoC products and volume shipments of our wireless products from new design wins in consumer applications. The net revenue increase in printer semiconductor solution products was also due to a full year of revenue from initial product shipments from our acquisition of the printer semiconductor business from Avago in May 2006. Net revenue derived from development contracts decreased in fiscal 2008 in both absolute dollars and as a percentage of net revenue compared to fiscal 2007, and represented less than 10% of net revenue for each year.

Cost of Goods Sold

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentages)
Cost of goods sold	$1,497,796	$1,100,241	36.1%
% of net revenue	51.7%	49.2%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and testing of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation and excess and obsolescence provisions and purchase accounting adjustments. The decrease in gross margin in fiscal 2008 compared to fiscal 2007 was primarily due to lower gross margin from the cellular and handset products which commenced shipment in November 2006 as a result of the acquisition of the ICAP Business, and due to higher inventory excess and obsolescence provisions. The inventory excess and obsolescence provision increased by $27.4 million in fiscal 2008 compared to fiscal 2007 from $34.7 million in fiscal 2007 to $62.1 million in fiscal 2008, respectively. The increase in excess and obsolescence was due to the mix and quantities on hand compared to forecasted demand for such products on hand including communications and applications processor products and wireless products. The cellular and handset inventory that we were contractually obligated to purchase under a supply agreement with Intel were recorded at estimated fair value as required under purchase accounting. Although we have met the contractual obligations under the original supply agreement and transitioned certain products to our fabrication partners, we anticipate that we will continue to source certain legacy application processor cellular and handset inventory from Intel pursuant to the terms of an amendment to the supply agreement. We recorded such inventory at what we believe to be above-market cost, which will adversely impact our gross margin relative to periods where we primarily purchased inventory at the minimum committed level. The supply agreement with Intel required us to purchase inventory earlier than anticipated product shipments to our customers resulting in higher levels of inventory and associated carrying costs. As a result, the higher levels of inventory increase our risk of holding excess and obsolete inventory. Our gross margin may also fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margin and product warranty costs and changes in the amount of development revenue recognized.

Research and Development

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentages)
Research and development	$988,996	$658,211	50.3%
% of net revenue	34.2%	29.4%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, stock-based compensation expenses, prototype costs, depreciation and amortization expense, patent investigation and filing fees, costs associated with contract development work and allocated occupancy costs for these operations. The increase in research and development expense in absolute dollars of $330.8 million in fiscal 2008 compared to fiscal 2007 was primarily due to additional development personnel to support the growth of our business as well as additional personnel related to our acquisitions of the ICAP Business in November 2006 and the printer semiconductor business acquired from Avago in May 2006 which together resulted in an increase in salary and related costs of $161.4 million. In addition, research and development costs increased due to additional stock-based compensation expenses of $30.8 million. Additionally, we incurred increased depreciation and amortization expense of $48.1 million arising from purchases of property, equipment and technology licenses, increased costs of $19.2 million for prototype and related product tape-out costs for new product initiatives, increased costs of $7.0 million for tooling and engineering equipment expenses, increased costs of $5.4 million for patent filing fees to protect newly developed intellectual property and other allocated expenses of $29.8 million related to our expanding operations.

Selling and Marketing

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentages)
Selling and marketing	$211,261	$176,103	20.0%
% of net revenue	7.3%	7.9%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation expenses, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The increase in selling and marketing expense in absolute dollars of $35.2 million in fiscal 2008 compared to fiscal 2007 was primarily due to the net hiring of additional sales and marketing personnel, which resulted in an increase in salary and related costs of $14.0 million. In addition, selling and marketing expense increased due to increased stock-based compensation expenses of $7.2 million. We also incurred higher commission costs of $2.1 million due primarily to the increase in sales and increased facility and other allocated expenses of $7.6 million related to our expanding operations.

General and Administrative

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentages)
General and administrative	$138,640	$114,154	21.4%
% of net revenue	4.8%	5.1%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, stock-based compensation expenses, fees for professional services and allocated occupancy costs for these operations. The increase in general and administrative expense in absolute dollars of $24.5 million in fiscal 2008 compared to fiscal 2007 was primarily due to higher attorney and professional fees of $11.1 million associated with the internal review by our Board of Directors’ Special Committee Regarding Derivative Litigation related to our historical stock option granting practices and related accounting matters. General and administrative expense in fiscal 2008 also included $16.0 million accrued in the fourth quarter of fiscal 2008 related to anticipated payments pursuant to a tentative settlement in connection with derivative lawsuits related to historical stock option practices. In addition, general and administrative expense increased due to the net hiring of additional administrative personnel, which resulted in an increase in salary and related costs of $7.5 million. Partially offsetting the increase in general and administrative expense was a decrease in stock-based compensation expenses of $4.7 million and a $5.1 million gain from the sale of an asset under construction.

Amortization and Write-Off of Acquired Intangible Assets

	Fiscal Years Ended
	February 2, 2008	January 27, 2007	% Change in 2008
	(in thousands, except percentages)
Amortization and write-off of acquired intangible assets	$155,734	$109,987	41.6%
% of net revenue	5.3%	4.9%

In fiscal 2008, we made two acquisitions in which we acquired intangible assets which are being amortized over their estimated economic lives of one to seven years. In fiscal 2007, we made five acquisitions in which we acquired intangible assets which are being amortized over their estimated economic lives of one to eight years. The increase in amortization of acquired intangible assets of $45.7 million in fiscal 2008 compared to fiscal 2007 is due to the effects of a full year of amortization from the acquisitions made in fiscal 2007 as well as amortization of intangible assets from fiscal 2008 acquisitions. Also, in the fourth quarter of fiscal 2008, we performed the annual impairment analysis of purchased intangibles. Accordingly, we also assessed the recoverability of the acquisition-related intangible assets by determining whether the unamortized balances could be recovered through their respective estimated undiscounted future net cash flows. We determined that certain of the acquisition-related intangibles associated with our acquisition of the UTStarcom business and ICAP Business were impaired primarily due to the revised lower revenue forecasts associated with products incorporating such purchased intangibles. We measured the amount of impairment by calculating the amount by which the value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. The amount of the purchased intangibles written-off in the fourth quarter of fiscal 2008 due to impairment was $7.2 million.

Acquired In-Process Research and Development

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentages)
Acquired in-process research and development	—	$77,800	(100.0)%
% of net revenue	—	3.5%

In connection with the acquisition of the ICAP Business on November 8, 2006, we purchased IPRD of approximately $77.8 million. The amounts allocated to IPRD were determined based on our estimates of the fair values of assets acquired using valuation techniques used in the high technology industry and were charged to expense in the fourth quarter of fiscal 2007. The projects that qualify for IPRD had not reached technical feasibility and no future use existed. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as clarified by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an Interpretation of FASB Statement No. 2,” amounts assigned to IPRD meeting the above stated criteria were charged to expense as part of the allocation of the purchase price.

The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair values of IPRD were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Discount rates of 24.0% to 27.0% were used for valuing the IPRD.

At the time of the acquisition, there were three significant projects in-process that were approximately 56.0% complete with estimated aggregate costs to complete of $31.0 million. The projects were completed during fiscal 2008.

The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

Restructuring

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentages)
Restructuring	$7,856	—	100.0%
% of net revenue	0.3%	—

During the fourth quarter of fiscal 2008, we implemented cost-cutting measures that included reductions in workforce in all functions of the organization worldwide in order to reduce our cost structure. A restructuring charge of $7.9 million was recorded relating to severance and benefits to 438 terminated employees. All expenses associated with our cost-cutting measures are included in “Restructuring” in the Consolidated Statements of Operations.

Interest and Other Income

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentages)
Interest and other income	$28,100	$17,818	57.7%
% of net revenue	1.0%	0.8%

Interest and other income consists primarily of interest earned on cash, cash equivalents and short-term investment balances, and gains and losses on the sale of marketable securities. The increase in interest and other income of $10.3 million is due primarily to a one-time benefit of $22.1 million credited to other income to the reflect the release of unused credits arising from differences in the original estimate used in purchase accounting and actual product mix and yields from the supply agreement with Intel. Partially offsetting the increase in interest and other income in fiscal 2008 compared to fiscal 2007 was lower interest income as a result of lower average cash balances for comparable periods as well as a decrease in interest rates. The results for each of the periods reflect the effect of the reclassification of foreign exchange gains and losses related to uncertain tax positions from provision (benefit) for income taxes to interest and other income.

Interest Expense

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentages)
Interest expense	$40,498	$10,207	296.8%
% of net revenue	1.4%	0.4%

Interest expense consists primarily of interest paid on debt and capital lease obligations. The increase in interest expense of $30.3 million in fiscal 2008 compared to fiscal 2007 was primarily due to the effects of a full year of interest expense on a term loan obligation and supply agreement incurred in November 2006. See Note 8 — Term Loans for a further discussion on the term loan obligation and Note 2 — Business Combinations for more information on the supply agreement with Intel.

Provision (benefit) for Income Taxes

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(3,561)	$29,609	(112.0)%
% of net revenue	0.1%	1.3%

Our effective tax rate was (3.0)% for fiscal 2008 compared to 341.6% for fiscal 2007. The decrease in the fiscal 2008 effective tax rate compared to fiscal 2007 was primarily due to foreign subsidiary net operating losses which were made available by restructuring of certain foreign entities as well as a reduction in the unrecognized tax benefits due to closure of foreign audits and lapsing of statutes of limitations. We continued to incur significant non-tax deductible expenses such as stock-based compensation, acquisition related expenses and intangible amortization resulting in lower profit before tax in jurisdictions where we are not able to utilize the tax benefits. In addition, the tax benefits associated with our tax holidays vary year to year based on the relative profitability in Israel, Singapore and Switzerland.

During fiscal 2008, our U.S. and one of our foreign subsidiaries underwent and completed corporate income tax audits of fiscal years 2004 through 2006 and fiscal years 2005 through 2007, respectively. The foreign audit closed with no material adverse impact on our financial statements, and the IRS completed its field work of the U.S. subsidiaries with no income tax adjustments. The report is under review by the IRS national office and we expect to receive a final determination within the next year. However, the payroll tax portion of the U.S. audit remains open with regard to stock-based compensation and related items.

Cumulative Effect of Change in Accounting Principle, net of Tax Effect

	Fiscal Years Ended		% Change in 2008
	February 2, 2008	January 27, 2007
	(in thousands, except percentages)
Cumulative effect of change in accounting principle, net of tax effect	—	$8,846	(100)%
% of net income	—	0.4%

During the first quarter of fiscal 2007, we recorded an adjustment for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of SFAS 123R.

Liquidity and Capital Resources

Our principal source of liquidity as of January 31, 2009 consisted of $951.9 million of cash, cash equivalents, and restricted cash. Since our inception, we have financed our operations through a combination of sales of equity securities, debt financing and cash generated by operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $680.7 million for fiscal 2009 compared to $177.4 million for fiscal 2008 and $337.3 million for fiscal 2007. The cash inflows from operations in fiscal 2009 were primarily due to net income of $147.2 million adjusted for non-cash items and changes in working capital. Non-cash charges in fiscal 2009 included $153.3 million related to amortization and write-off of purchased intangibles, $112.8 million of depreciation and amortization and $177.1 million of stock-based compensation.

Significant working capital changes contributing to positive cash flows in fiscal 2009 included a decrease in inventories of $126.9 million primarily due to the completion of contractual obligations under the original supply agreement with Intel in connection with our acquisition of the ICAP Business as well as concentrated efforts to reduce inventory levels. The number of days in inventory increased at the end of fiscal 2009 to 112 days from 94 days at the end of fiscal 2008 due to the lower revenue levels at the end of the respective fiscal years. Also contributing to positive cash flow was a decrease in accounts receivable of $109.9 million due primarily to lower revenue recorded toward the end of the quarter as well as the timing of payments received from customers. Days sales outstanding, or DSO, increased to 39 days at the end of fiscal 2009 compared to 36 days at the end of fiscal 2008. Many of our larger customers have regularly scheduled payment dates that fall immediately before or after our fiscal quarter ends. As a result, our DSO may fluctuate depending on the timing of large payments made by our customers. Significant working capital changes offsetting positive cash flow in fiscal 2009 included a decrease in accounts payable of $88.8 million due to lower manufacturing volumes and overall activity at year end as we tried to control inventory levels due to lower revenue levels. Also contributing to the use of cash in operating activities was a decrease in accrued liabilities and other of $36.7 million. The decrease in other accrued liabilities and other was primarily attributable to the payment of accrued contingent consideration as certain milestones were met related to various acquisitions. Accrued employee compensation also decreased by $27.0 million due to lower bonus accruals for comparable periods.

Net cash provided by operating activities was $177.4 million for fiscal 2008 compared to $337.3 million for fiscal 2007 and $402.3 million for fiscal 2006. The cash inflows from operations in fiscal 2008 were primarily due to net loss adjusted for non-cash items and changes in working capital. Non-cash charges in fiscal 2007 included $155.7 million related to amortization of acquired intangible assets and other, $105.8 million of depreciation and amortization expense and $231.0 million of stock-based compensation. Offsetting positive non-cash charges was $109.3 million of fair market value adjustments to Intel inventory sold.

Significant working capital changes contributing to positive cash flows in fiscal 2008 included a decrease in prepaid expenses and other assets primarily due to the utilization of prepaid foundry capacity and prepaid wafers. Also contributing to positive cash flow was an increase in deferred income due to the increased levels of inventory at distributors due to the increase in revenue. Significant working capital changes offsetting positive cash flows in fiscal 2008 included an increase inventories of $202.3 million to support increased revenue levels and from purchases of inventory under the supply agreement for which we plan to sell over periods in excess of one year. The number of days in inventory increased at the end of fiscal 2008 to 94 days from 69 days at the end of fiscal 2007 due to the higher comparable inventory balance at the end of each respective fiscal year.

During fiscal 2007, net cash provided by operating activities was $337.3 million for fiscal 2007 compared to $402.3 million for fiscal 2006 and $221.5 million for fiscal 2005. The cash inflows from operations in fiscal 2007 were primarily the result of our generation of income during the period and changes in working capital. Non-cash charges in fiscal 2007 included $110.0 million related to amortization of acquired intangible assets and other, $77.2 million of depreciation and amortization expense, $192.1 million of stock-based compensation, and $77.8 million of acquired IPRD. Significant working capital changes contributing to positive cash flows in fiscal 2007 included an increase of $43.9 million in accounts payable resulting primarily from amounts due to our suppliers relating to increased inventory purchases during fiscal 2007 as well as higher overall spending activity related to our expanding operations, an increase of $33.5 million in accrued employee compensation resulting from the increase in number of employees and related benefit accruals, an increase of $30.2 million in income tax payable resulting from taxable income for fiscal 2007 and an increase of $16.7 million in deferred income resulting from an increase in the number of distributors as well as increased shipments of product to our distributors.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $64.7 million for fiscal 2009 compared to net cash used in investing activities of $185.1 million for fiscal 2008 and net cash used in investing activities of $544.7 million for fiscal 2007. The net cash used in investing activities in fiscal 2009 was primarily due to purchases of property and equipment of $73.2 million, purchases of short-term investments of $10.2 million, purchases of technology licenses of $5.2 million and cash paid for an acquisition of $5.3 million partially offset by sales and maturities of investments of $29.2 million. The net cash used in investing activities in fiscal 2008 was primarily due to purchases of investments of $262.9 million and purchases of property and equipment of $113.5 million partially offset by sales and maturities of investments of $230.9 million. The net cash used in investing activities in fiscal 2007 was primarily due to cash paid for various acquisitions of $892.9 million, purchases of short-term investments of $266.9 million and purchases of property and equipment of $180.7 million, partially offset by the proceeds from the sales and maturities of short-term investments of $812.8 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $304.2 million for fiscal 2009 compared to net cash provided by financing activities of $55.4 million for fiscal 2008 and $427.0 million for fiscal 2007. In fiscal 2009, net cash used in financing activities was attributable to repayment of term loan obligations and capital leases of $397.2 million, which was partially offset by proceeds from the issuance of common shares under our stock option plans of $92.6 million. In fiscal 2008, net cash provided by financing activities was attributable to proceeds from the issuance of common shares under our stock option and employee stock purchase plans of $65.9 million partially offset by principal payments on term loan and capital lease obligations of $10.7 million. In fiscal 2007, net cash provided by financing activities was attributable to proceeds from a term loan of $400.0 million, proceeds from the issuance of common shares under our stock option and employee stock purchase plans of $45.6 million, partially offset by principal payments on capital lease obligations of $19.5 million.

Contractual Obligations and Commitments

In connection with the acquisition of the ICAP Business, we entered into a product supply agreement with Intel. We have met the contractual obligations under the original supply agreement. Although we have transitioned certain products to our fabrication partners, we continued to source certain legacy application processor cellular and handset inventory from Intel. As of January 31, 2009, we had no non-cancellable purchase orders outstanding under this arrangement.

Under our manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of January 31, 2009, these foundries had incurred approximately $40.8 million of manufacturing expenses on our outstanding purchase orders.

In February 2005 and as amended in March 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extended the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of January 31, 2009, all payments (included in prepaid expenses and other current assets and other noncurrent assets) had been made and approximately $151.4 million of the prepayment had been utilized. At January 31, 2009, there were no outstanding commitments under the agreement.

As of January 31, 2009, we had approximately $21.8 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

As a result of our facility move in February 2002, we subleased one of our facilities that had a non-cancellable lease. At the beginning of the term, actual sublease income approximated the estimated sublease income, but was less than our actual lease commitment, resulting in future negative cash flow over the remaining term of the sublease of approximately $2.0 million as of January 31, 2009. In the fourth quarter of fiscal 2009, we recorded an additional $0.9 million facility consolidation charge based on a change in the estimated sublease income that we expect to receive over the remaining term of the lease. As of January 31, 2009, cash payments of $12.5 million, net of sublease income, had been made in connection with this charge. Approximately $2.0 million was accrued for this facility consolidation charge as of January 31, 2009 of which $1.0 million is current and $1.0 million is long-term, payable through 2010.

The following table summarizes our contractual obligations as of January 31, 2009 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by
	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Contractual obligations:
Operating leases	$40,218	$30,825	$19,671	$13,007	$1,844	$8,757	$114,322
Capital lease obligations	2,084	2,084	522	—	—	—	4,690
Purchase commitments to foundries	40,786	—	—	—	—	—	40,786
Capital purchase obligations	21,828	—	—	—	—	—	21,828

Total contractual cash obligations	$104,916	$32,909	$20,193	$13,007	$1,844	$8,757	$181,626

Included in operating lease commitments are lease payments for computer aided software license agreements and airplane lease commitments.

In addition to the above commitments and contingencies, as of January 31, 2009, we had recorded $113.5 million of unrecognized tax benefits as liabilities in accordance with FIN 48. We also had recorded a liability for potential interest and penalties of $22.6 million and $10.8 million, respectively, as of January 31, 2009. During the next 12 months, we believe that audit resolutions and the expiration of statute of limitations could potentially reduce our unrecognized tax benefit by up to $34.8 million. However, this amount can change because we continue to have ongoing negotiations with various tax authorities throughout the year. At this time, we are unable to make a reasonably reliable estimate of the amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2009, we were not involved in any unconsolidated SPE transactions.

Prospective capital needs:    We believe that our existing cash and cash equivalents, together with cash generated from operations and from exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. However, we are named as defendants to several litigation actions and an unfavorable outcome in such actions could have a material adverse effect on our cash flows.

To the extent that our existing cash, cash equivalents and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into additional acquisitions of businesses, assets, products, technologies or other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized IPRD, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning on February 1, 2009.

In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, to partially defer SFAS No. 157, “Fair Value Measurements,” or SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of FSP 157-2 is effective for us beginning February 1, 2009. We are currently evaluating the impact of the adoption of FSP 157-2 and do not anticipate that FSP 157-2 will have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS 161 on February 1, 2009 and are currently evaluating the impact of adoption of SFAS 161 on our financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not anticipate that FSP FAS 142-3 will have a significant impact on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 became effective on November 13, 2008. The adoption of SFAS 162 during the fourth quarter of fiscal 2009 did not have an impact on our financial position and results of operations.

Related Party Transactions

During fiscal 2009, 2008 and 2007, we incurred approximately none, $0.1 million and $1.0 million, respectively of expenses from an unrelated third party entity, ACM Aviation, Inc., or ACM Aviation, for charter aircraft services provided to MSI for Estopia Air LLC, or Estopia Air. The aircraft provided by ACM Aviation to us for such services was owned by Estopia Air. Our President and Chief Executive Officer, Dr. Sehat Sutardja, and our Vice President of Sales for Communications and Consumer Business of MSI, Weili Dai, through their control and ownership in Estopia Air, owned the aircraft provided by ACM Aviation. Dr. Sutardja and Weili Dai are husband and wife. Expenses were incurred for business travel use of the aircraft at a cost determined to be at fair market value. The charter aircraft was sold by Estopia Air in September 2007.

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., we entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc., or the C2Micro License Agreement. The C2Micro License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties for similar technology. We recognized $2.6 million of revenue under the C2Micro License Agreement during fiscal 2009. We recognized $1.3 million of revenue under the C2Micro License Agreement during fiscal 2008. We recognized $0.3 million and deferred $25,000 of revenue from the C2Micro License Agreement during fiscal 2007. As of January 31, 2009, we had a receivable of $1.4 million from C2 Microsystems, $0.7 million of which was reserved in the allowance for bad debts and doubtful accounts. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Kuo Wei (Herbert) Chang, a member of our Board of Directors, is a member of the board of directors of C2Micro and through his ownership, and control of C-Squared venture entities, is also an indirect shareholder of C2 Microsystems. Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

On January 8, 2007, through our subsidiary Marvell International Ltd., we entered into a Library/IP/Software Evaluation License Agreement, or the Evaluation License Agreement, with VeriSilicon Holdings Co., Ltd. The Evaluation License Agreement has no consideration. We incurred $0.2 million and

$0.3 million of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the UTStarcom Business during fiscal 2009 and fiscal 2008, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI. In addition, we incurred none and $37,500 of maintenance expense from VeriSilicon during fiscal 2009 and fiscal 2008, respectively. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

On October 31, 2007, we entered into a License Agreement with Vivante Corporation, or the Vivante Agreement. The Vivante Agreement has substantially similar terms as other license agreements with other third parties for similar technology. We recorded $0.5 million of expense during fiscal 2008 in connection with the Vivante Agreement. On August 5, 2008, we entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology. On January 13, 2009, we entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. We recorded $2.0 million for the license fee and $0.2 million of maintenance during fiscal 2009 in connection with this Technology License Agreement. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of our Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

On September 28, 2007, through our subsidiary Marvell International Ltd., we entered into a Master Technology Agreement with Sonics, Inc., pursuant to which we have licensed technology from Sonics. The Master Technology Agreement has substantially similar terms as other license agreements with other third parties. We paid $0.1 million for maintenance during fiscal 2009 and $2.1 million under the Master Technology Agreement for the license and related maintenance during fiscal 2008. Kuo Wei (Herbert) Chang, member of our Board of Directors, and Mike Sophie, former member of our Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of fixed and variable rate securities including money market funds and securities guaranteed by the U.S. and sovereign governments. We also hold auction rate securities as long-term investments. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of January 31, 2009 (in thousands). This table does not include money market funds because those funds are not subject to market risk.

Expected Fiscal Year Maturity Date

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Variable Rate	$—	$—	$—	$—	$—	$41,850	$41,850	$40,541
Average Interest Rate	—	—	—	—	—	2.29%	2.29%

As of January 31, 2009, our investment portfolio included $41.9 million in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Our auction rate securities are all backed by student loans originated under the FFELP and are over-collateralized, insured and guaranteed by the DOE. All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase and their current ratings are still within the guidelines of our investment policy.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by us, as the amount of securities submitted for sale in those auctions exceed the amount of bids. Due to the auction failures, the auction rate securities do not have a readily determinable market value. To estimate the fair value of the auction rate securities as of January 31, 2009, we used a discounted cash flow model on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and illiquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment considering the guarantees by the DOE of the underlying student loans, guarantees by other third parties, additional credit enhancements included in the securities, and the rate of return required by investors to own these securities in the current environment.

In the fourth quarter of fiscal 2009, UBS, one of the brokers we purchased auction rate securities from, offered a settlement where UBS has the right to call and sell one of the auction securities we purchased from them at par value of $5 million at a future date. As a result of our participation in this settlement, we included the put option from the settlement in the long term investments and elected to apply SFAS 159 to measure the put option at fair value. We also elected to transfer this auction rate security to trading securities from available-for-securities pursuant to SFAS 115, as our intent is to exercise the put option at a future date.

As of January 31, 2009, the estimated fair values of the auction rate securities were $1.3 million less than their par value. Based primarily on our ability and intent to hold these securities until recovery and the extent of impairment, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity as of January 31, 2009. We specifically noted that we had approximately 4.5% of our total cash invested in these auction rate securities, a balance of approximately $927.4 million in cash and cash equivalents other than auction rate securities and restricted cash and that we continue to generate positive cash flow on a quarterly basis.

To the extent we determine that any impairment is other-than-temporary, the impairment would be recorded to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, these auction rate securities have been classified as long-term investments as of January 31, 2009.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio.

Investment Risk.    We invest in equity instruments of privately held companies for business and strategic purposes. These investments, which totaled $7.1 million at January 31, 2009, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations of these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

Foreign Currency Exchange Risk.    Substantially all of our sales and the majority of our expenses to date have been denominated in United States dollars, and, as a result, we have relatively limited exposure to foreign currency exchange risk. Since we operate in many countries throughout the world, we record potential tax liabilities and the related effects of foreign exchange fluctuations on those tax liabilities to other income and expense. Significant fluctuations in exchange rates in countries where we record tax liabilities or incur operating expenses in local currency could affect our business and operating results in the future. Occasionally, we will enter into short-term forward exchange contracts to hedge exposures for purchases denominated in foreign currencies such as the Singapore Dollar and the New Israeli Shekel. We do not enter into any other derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity, and of cash flows, present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 31, 2009

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	February 2, 2008
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$927,409	$615,648
Restricted cash	24,500	—
Short-term investments	—	15,254
Accounts receivable, net of allowances of $3,206 and $4,277	222,101	332,020
Inventories	310,654	419,494
Prepaid expenses and other current assets	61,268	105,809
Deferred income taxes	14,383	15,516

Total current assets	1,560,315	1,503,741
Property and equipment, net	390,853	416,241
Long-term investments	40,541	45,628
Goodwill	1,997,630	1,994,068
Acquired intangible assets	286,534	433,809
Other noncurrent assets	138,327	157,107

Total assets	$4,414,200	$4,550,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,028	$231,135
Accrued liabilities	83,113	122,961
Accrued employee compensation	92,022	118,101
Income taxes payable	35,803	39,132
Deferred income	57,895	69,420
Current portion of capital lease obligations	1,787	2,463

Total current liabilities	409,648	583,212
Capital lease obligations, net of current portion	2,451	4,238
Non-current income taxes payable	123,379	108,543
Term loan obligations, long-term	—	390,750
Other long-term liabilities	49,655	52,332

Total liabilities	585,133	1,139,075

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $0.002 par value; 992,000 shares authorized; 616,388 and 599,971 shares issued and outstanding, respectively	1,233	1,200
Additional paid-in capital	4,372,265	4,100,659
Accumulated other comprehensive income (loss)	(718)	615
Accumulated deficit	(543,713)	(690,955)

Total shareholders’ equity	3,829,067	3,411,519

Total liabilities and shareholders’ equity	$4,414,200	$4,550,594

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 31, 2009	February 2, 2008	January 27, 2007
	(In thousands, except per share amounts)
Net revenue	$2,950,563	$2,894,693	$2,237,553
Operating costs and expenses:
Cost of goods sold	1,426,624	1,497,796	1,100,241
Research and development	929,990	988,996	658,211
Selling and marketing	160,973	211,261	176,103
General and administrative	104,788	138,640	114,154
Amortization and write-off of acquired intangible assets	153,323	155,734	109,987
Acquired in-process research and development	—	—	77,800
Restructuring	9,689	7,856	—

Total operating costs and expenses	2,785,387	3,000,283	2,236,496
Operating income (loss)	165,176	(105,590)	1,057
Interest and other income	23,651	28,100	17,818
Interest expense	(17,994)	(40,498)	(10,207)

Income (loss) before income taxes	170,833	(117,988)	8,668
Provision (benefit) for income taxes	23,591	(3,561)	29,609

Income (loss) before change in accounting principle	147,242	(114,427)	(20,941)
Cumulative effect of change in accounting principle, net of tax effect	—	—	8,846

Net income (loss)	$147,242	$(114,427)	$(12,095)

Basic net income (loss) per share:
Income (loss) before change in accounting principle	$0.24	$(0.19)	$(0.04)
Cumulative effect of change in accounting principle	—	—	0.02

Basic net income (loss) per share	$0.24	$(0.19)	$(0.02)

Shares used in basic per share computation	608,747	590,308	586,152

Diluted net income (loss) per share:
Income (loss) before change in accounting principle	$0.23	$(0.19)	$(0.04)
Cumulative effect of change in accounting principle	—	—	0.02

Diluted net income (loss) per share	$0.23	$(0.19)	$(0.02)

Shares used in diluted per share computation	630,328	590,308	586,152

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In thousands)
Balance at January 28, 2006	582,776	$1,165	$3,634,239	$(61,987)	$(1,759)	$(564,433)	$3,007,225
Common share options exercised	3,719	8	22,414	—	—	—	22,422
Issuance of common shares under the employee stock purchase plan	895	2	13,613	—	—	—	13,615
Issuance of common shares and options in connection with acquisitions	35	—	—	—	—	—	—
Elimination of deferred stock-based compensation in relation to the adoption of SFAS 123R	—	—	(61,987)	61,987	—	—	—
Stock-based compensation	—	—	192,932	—	—	—	192,932
Proceeds from recovery of stock option exercise price modification	—	—	9,609	—	—	—	9,609
Tax benefit from employee stock transactions	—	—	535	—	—	—	535
Impact of change in accounting principle, net of tax effect	—	—	(8,846)	—	—	—	(8,846)
Comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	1,787	—	1,787
Net loss	—	—	—	—	—	(12,095)	(12,095)

Total comprehensive loss							(10,308)

Balance at January 27, 2007	587,425	1,175	3,802,509	—	28	(576,528)	3,227,184
Shares issued pursuant to stock options and awards, net	11,243	22	49,775	—	—	—	49,797
Issuance of common shares under the employee stock purchase plan	1,303	3	17,332	—	—	—	17,335
Stock-based compensation	—	—	230,980	—	—	—	230,980
Tax benefit from employee stock transactions	—	—	63	—	—	—	63
Comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	587	—	587
Net loss	—	—	—	—	—	(114,427)	(114,427)

Total comprehensive loss							(113,840)

Balance at February 2, 2008	599,971	1,200	4,100,659	—	615	(690,955)	3,411,519
Shares issued pursuant to stock options and awards, net	10,790	21	56,899	—	—	—	56,920
Issuance of common shares under the employee stock purchase plan	3,947	8	33,350	—	—	—	33,358
Issuance of common shares on exercise of warrants	1,680	4	2,408	—	—	—	2,412
Stock-based compensation	—	—	178,999	—	—	—	178,999
Tax benefit from employee stock transactions			(50)				(50)
Comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(1,333)	—	(1,333)
Net income	—	—	—	—	—	147,242	147,242

Total comprehensive income							145,909

Balance at January 31, 2009	616,388	$1,233	$4,372,265	$—	$(718)	$(543,713)	$3,829,067

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 31, 2009	February 2, 2008	January 27, 2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$147,242	$(114,427)	$(12,095)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	—	(8,846)
Depreciation and amortization	112,824	105,812	77,160
Stock-based compensation	177,132	230,980	192,121
Amortization and write-off of acquired intangible assets	153,323	155,734	109,987
Acquired in-process research and development	—	—	77,800
Fair market value adjustment to Intel inventory sold	(15,359)	(109,262)	(37,593)
Termination of supply contract	—	(22,069)	—
Interest expense related to supply contract	—	5,833	—
Gain from disposal of assets	—	(1,822)	—
Deferred tax provision	(17,468)	(13,783)	(2,224)
Excess tax benefits from stock-based compensation	(365)	(278)	(889)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Restricted cash	(24,500)	—	—
Accounts receivable	109,919	(1,763)	(83,100)
Inventories	126,938	(202,275)	(15,908)
Prepaid expenses and other assets	63,476	108,321	(113,159)
Accounts payable	(88,795)	(8,187)	43,891
Accrued liabilities and other	(36,708)	10,880	29,804
Accrued employee compensation	(26,956)	8,852	33,484
Income taxes payable	11,507	1,845	30,192
Deferred income	(11,525)	22,961	16,686

Net cash provided by operating activities	680,685	177,352	337,311

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(5,287)	(19,987)	(892,867)
Purchases of investments	(10,172)	(262,886)	(266,938)
Sales and maturities of short-term and long-term investments	29,181	230,906	812,831
Purchases of equity investments and loans advanced	—	(323)	—
Acquisition related transaction costs	—	(1,340)	(9,032)
Purchases of property and equipment	(73,243)	(113,462)	(180,696)
Proceeds from sale of asset under construction	—	5,122	—
Purchases of technology licenses	(5,200)	(23,175)	(8,029)

Net cash used in investing activities	(64,721)	(185,145)	(544,731)

Cash flows from financing activities:
Proceeds from the issuance of common shares and cash received from Section 16 officers	92,645	65,903	45,645
Proceeds from term loan obligations	—	—	400,000
Principal payments on capital lease and term loan obligations	(397,213)	(10,748)	(19,537)
Excess tax benefits from stock-based compensation	365	278	889

Net cash (used in) provided by financing activities	(304,203)	55,433	426,997

Net increase in cash and cash equivalents	311,761	47,640	219,577
Cash and cash equivalents at beginning of period	615,648	568,008	348,431

Cash and cash equivalents at end of period	$927,409	$615,648	$568,008

Supplemental cash flow information:
Cash paid for interest	$20,787	$41,840	$6,072

Cash paid for income taxes, net	$17,232	$16,878	$7,132

Acquisition of property and equipment under capital lease obligations	$—	$—	$15,868

Elimination of deferred stock-based compensation due to SFAS 123R	$—	$—	$61,987

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

Basis of Presentation

The Company’s fiscal year is the 52 or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2009 and fiscal 2007 are comprised of a 52-week period and fiscal 2008 was comprised of a 53-week period. Certain reclassifications have been made to the prior period balances in the Statements of Operations in order to conform to the current period’s presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance based compensation, uncollectible receivables, inventory excess and obsolescence, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, and income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

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

Restricted Cash

Restricted cash consists of proceeds of insurance recoveries that the Company must offset against any future payments that it may be required to make in any settlements related to the stock option backdating litigation. After all settlements are resolved, the Company can use the proceeds as it deems appropriate.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

Investments designated as available-for-sale securities under SFAS No. 115, “Accounting for Investment in Certain Debt and Equity Securities,” are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company’s available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the Consolidated Statements of Operations.

In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

The Company also invests in auction rate securities that are typically over collateralized by pools of loans originated under the Federal Family Education Loan Program (the “FFELP”) and are guaranteed by the United States Federal Department of Education (the “DOE”), and insured. In addition, all auction rate securities held are rated by one or more of the major independent rating agencies as either AAA or Aaa at the time of purchase. See Note 3 for further details on the Company’s investments.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the large proportion of the Company’s customer base located primarily in the Asia Pacific Region, are substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluation of its customers’ financial condition and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the account receivable balances and current economic conditions that may affect a customer’s ability to pay. The Company recorded provisions for allowance for bad debt and doubtful accounts of $485,000, none and $50,000 in fiscal 2009, 2008 and 2007, respectively. Net credits transferred to the allowance aggregated to $18,000, $9,000 and 122,000 in fiscal 2009, 2008 and 2007, respectively. Net receivables written off against the allowance aggregated to $12,000, none and none in fiscal 2009, 2008 and 2007, respectively. Net deductions to the allowance for bad debt and doubtful accounts aggregated none, $1.2 million and none in fiscal 2009, 2008 and 2007, respectively. The allowance for

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bad and doubtful accounts at January 31, 2009, February 2, 2008 and January 27, 2007 was $0.9 million, $0.4 million and $2.0 million, respectively. Refer to the Revenue Recognition policies for additional information on sales returns and allowances.

The following table sets forth sales to end customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	Years Ended
Customer	January 31, 2009	February 2, 2008	January 27, 2007
Western Digital	21%	17%	16%
Toshiba	*	*	12%
Samsung	*	*	11%

*	Less than 10% of net revenue

The Company’s accounts receivable were concentrated with one customer at January 31, 2009 representing 11% of gross accounts receivable, and were concentrated with three customers at February 2, 2008, representing 14%, 11% and 11% of gross accounts receivable.

In fiscal 2009, 2008 and 2007, no distributor accounted for more than 10% of the Company’s net revenue, respectively. One distributor also accounted for 11% of total accounts receivable in the year ended February 2, 2008. The Company continuously monitors the creditworthiness of its distributors and believes their sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

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

Inventories

Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company has taken provisions to write-down the cost of obsolete and excess inventory to the estimated market value based on forecasted demand for its products. If actual future demand for the Company’s products is less than currently forecasted, additional inventory provisions may be required. Once a provision is recorded, it is maintained until the product to which it relates to is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100, “Restructuring and Impairment Charges.” The Company recorded charges for inventory excess and obsolescence of $56.6 million, $62.1 million and $34.7 million, for fiscal 2009, 2008 and 2007, respectively. The Company also recorded $15.4 million and $109.3 million of fair market value adjustments to Intel inventory sold in fiscal 2009 and 2008, respectively.

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

Long-Lived Assets and Intangible Assets

The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows, which includes revenue, is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 5 for further details regarding impairment of acquisition-related identified intangible assets.

Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of one to seven years for purchased technology, one to eight years for core technology, four to seven years for customer contracts and related relationships, one to five years for trade name and three years for non-competition.

Foreign Currency Transactions

The functional currency of substantially all of the Company’s non-United States operations is the United States dollar. Monetary accounts maintained in currencies other than the United States dollar are re-measured

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances. However, some of the Company’s sales are made through distributors under agreements allowing for price protection and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return and price protection is deferred until the distributors sell the product to end customers because the selling price is not fixed and determinable and the Company is not able to estimate future returns. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time it also may request a customer to accept a shipment of product before the original requested delivery date, in which case revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be “reasonably assured” if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Deferred revenue less the related cost of the inventories is reported as deferred income.

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

For arrangements involving multiple deliverables, where the deliverables include software and non-software products and services, the Company applies the provisions of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, to separate the deliverables and allocate the total arrangement consideration. Accordingly, the Company evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in control of the Company. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement’s consideration. The Company does not typically have vendor specific objective evidence of fair

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value for software products. Therefore, in a substantial majority of the Company’s arrangements, the residual method is used to allocate arrangement consideration. Under the residual method, the fair value of the undelivered elements is deferred and accounted for under the applicable revenue recognition guidance, and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

Stock-Based Compensation

Effective from January 29, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on estimated fair values. SFAS 123R supersedes previous accounting guidance under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” Under SFAS 123R, the benefits of tax deductions in excess of recognized compensation cost has to be reported as a financing cash flow, rather than as an operating cash flow. This may reduce future net cash flows from operations and increase future net financing cash flows.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company estimates the fair value of each award as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. In addition, the Black-Scholes model incorporates various highly subjective assumptions including expected term of awards and expected future stock price volatility. Although the Black-Scholes model meets the requirements of SFAS 123R, the fair values generated by the model may not be indicative of the actual fair values of awards as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

In developing estimates used in the adoption of SFAS 123R, the Company establishes the expected term for employee options and awards, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Assumptions for option exercises and pre-vesting terminations of options were stratified by employee groups with sufficiently distinct behavior patterns. Expected volatility under SFAS 123R was developed based on the average of the Company’s historical daily stock price volatility.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. From January 29, 2006, stock-based compensation expense are recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Under APB 25, previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occurred.

Comprehensive Income (Loss)

For the years ended January 31, 2009, February 2, 2008 and January 27, 2007, comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities, net of tax. For the years ended January 31, 2009, February 2, 2008 and January 27, 2007, $(1.3) million, $0.6 million and $1.8 million, respectively, of net unrealized gains (losses) were reclassified as realized gains (losses) and recognized in the accompanying statement of operations upon the sale of the related securities.

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

Accounting for Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 109 provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. With the exception of certain international jurisdictions, the Company has determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to its ability to utilize the net operating loss carryforwards before they expire based on its recent years history of losses. Accordingly, the Company has established a valuation allowance for such deferred tax assets. If there is a change in the Company’s ability to realize its deferred tax assets, then its tax provision may decrease in the period in which it determines that realization is more likely than not.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109” (“FIN 48”). The Company adopted FIN 48 on January 28, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure of tax positions. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The Company recognizes liabilities based on the provision of FIN 48. If the Company ultimately determines that the payment of such a liability is not necessary, then it reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer necessary.

The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that the Company makes certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on the Company’s tax provision in a future period.

Warranty

The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product in the accompanying statements of operations. The Company’s products typically carry a standard 90-day warranty with certain exceptions in which the warranty period can range from one to five years. The warranty accrual is estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. In addition, provisions are made for any specific warranty claims that management is aware of.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The adoption of SFAS 141R will change the Company’s accounting treatment for business combinations on a prospective basis beginning on February 1, 2009.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”),” to partially defer SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). FSP157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of FSP 157-2 is effective for us beginning February 1, 2009. The Company is currently evaluating the impact of the adoption of FSP157-2 and does not anticipate that FSP 157-2 will have a material impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS 161 on February 1, 2009 and is currently evaluating the impact of adoption of SFAS 161 on its financial position and results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 became effective on November 13, 2008. The adoption of SFAS 162 during the fourth quarter of fiscal 2009 had no impact on the Company’s financial position and results of operations.

Note 2 — Business Combinations:

Fiscal 2009

During fiscal 2009, the Company completed the acquisition of an unrelated private company. The company was acquired for $5.3 million and is engaged in developing Gigabit Passive Optical Networks solutions for telecommunications equipment manufacturers and original device manufacturers. Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of the completion of the respective acquisition. The Company recorded acquired net liabilities of $1.4 million, amortizable intangible assets of $6.2 million and goodwill of $0.5 million. The intangible assets are being amortized over their useful lives of two to six years.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fiscal 2007

The Company acquired the semiconductor division of UTStarcom, Inc (“UTStarcom Business”), the printer semiconductor division of Avago Technologies Limited (“Avago Business”), the communications and applications business of Intel (“ICAP Business”) and assets of two other businesses from unrelated parties during fiscal 2007.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of fiscal 2008, the Company recorded an adjustment of $18.3 million to the supply agreement liability and goodwill as a reduction to reflect the proper characterization of the supply agreement. Additionally, a one-time benefit of $22.1 million was credited to other income to reflect the differences between the original estimate and actual product mix and yields. As of February 2, 2008, $36.7 million in credits have been adjusted against inventory to reflect fair market value and $0.8 million has been adjusted to deferred cost of goods sold. This amount will be recognized in cost of goods sold as and when the related inventory is depleted in future periods.

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

Year Ended January 27, 2007
Net revenue	$2,610,079
Net loss	$(475,150)
Basic net loss per share	$(0.81)
Diluted net loss per share	$(0.81)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Investments:

The following tables summarize the Company’s investments (in thousands):

	As of January 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Long-term investments:
Available-for-sale:
Auction rate securities	$36,850	$—	$(1,309)	$35,541

Trading securities:
Auction rate securities and settlement option	5,000	—	—	5,000

Total long-term investments	$41,850	$—	$(1,309)	$40,541

Total Investments	$41,850	$—	$(1,309)	$40,541

	As of February 2, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Available-for-sale:
U.S. Federal, State and county securities	$15,231	$23	$—	$15,254

Total short-term investments	$15,231	$23	$—	$15,254

Long-term investments:
Available-for-sale:
Auction rate securities	$45,628	$—	$—	$45,628

Total long-term investments	$45,628	$—	$—	$45,628

Total available-for-sale securities	$60,859	$23	$—	$60,882

As of January 31, 2009, the Company’s investment portfolio included $41.9 million in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The Company’s auction rate securities are all backed by student loans originated under the FFELP and are over-collateralized, insured and guaranteed by the DOE. All auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase and their current ratings are still within the guidelines of the Company’s investment policy.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of the auctions representing all of the auction rate securities held by the Company, as the amount of securities submitted for sale in those auctions exceed the amount of bids. Due to the auction failures, the auction rate securities do not have a readily determinable market value. To estimate the fair value of the auction rate securities as of January 31, 2009, the Company used a discounted cash flow model on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and illiquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment considering the guarantees by the DOE of the underlying student loans, guarantees by other third parties, additional credit enhancements included in the securities, and the rate of return required by investors to own these securities in the current environment.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of fiscal 2009, UBS, a broker, offered a settlement where UBS has the right to call and sell one of the auction rate securities the Company purchased from them at par value of $5 million at a future date. As a result of the Company’s participation in this settlement, the Company included the put option from the settlement in the long term investments and elected to apply SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, to measure the put option at fair value. Also, the Company elected to transfer this auction rate security to trading securities from available-for-securities pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as the Company’s intent is to exercise the put option at a future date.

As of January 31, 2009, the estimated fair values of the auction rate securities were $1.3 million less than their par value. Based primarily on the Company’s ability and intent to hold these securities until recovery and the extent of impairment, the Company concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity as of January 31, 2009. The Company specifically noted that it had approximately 4.5% of its total cash invested in these auction rate securities, a cash balance of approximately $927.4 million in cash and cash equivalents other than auction rate securities and restricted cash, and that the Company continues to generate positive cash flow on a quarterly basis.

To the extent the Company determines that any impairment is other-than-temporary, the impairment would be recorded to earnings. In addition, the Company has concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, these auction rate securities have been classified as long-term investments as of January 31, 2009.

The contractual maturities of available-for-sale and trading debt securities at January 31, 2009 and February 2, 2008 are presented in the following table (in thousands):

	January 31, 2009		February 2, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$15,231	$15,254
Due between one and five years	5,000	5,000	—	—
Due over five years	36,850	35,541	45,628	45,628

	$41,850	$40,541	$60,859	$60,882

The following tables summarize the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized gain or loss position (in thousands):

	January 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Auction rate securities and settlement option	$—	$—	$40,541	$(1,309)	$40,541	$(1,309)

Total securities	$—	$—	$40,541	$(1,309)	$40,541	$(1,309)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 2, 2008
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Gain	Fair Value	Unrealized Gain	Fair Value	Unrealized Gain
U.S. Federal, State and county securities	$—	$—	$15,254	$23	$15,254	$23
Auction rate securities	—	—	45,628	—	45,628	—

Total securities	$—	$—	$60,882	$23	$60,882	$23

Note 4 — Supplemental Financial Information (in thousands):

Cash and cash equivalents

	January 31, 2009	February 2, 2008
Cash	$72,348	$97,395
Cash equivalents:
Commercial paper	381,674	—
Time deposits	105,491	13,245
Money market mutual fund	367,896	505,008

Total cash and cash equivalents	$927,409	$615,648

Inventories

	January 31, 2009	February 2, 2008
Work-in-process	$188,830	$270,449
Finished goods	121,824	149,045

	$310,654	$419,494

Prepaid expenses and other current assets

	January 31, 2009	February 2, 2008
Prepayments for foundry capacity	$14,000	$23,200
Prepayments for wafers	—	13,938
Receivable from foundry	7,472	10,240
Other	39,796	58,431

	$61,268	$105,809

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net

	January 31, 2009	February 2, 2008
Machinery and equipment	$343,772	$315,797
Computer software	75,986	72,736
Furniture and fixtures	23,490	22,303
Leasehold improvements	38,872	33,659
Buildings	146,294	105,091
Building improvements	45,329	44,340
Land	71,198	61,096
Construction in progress	2,483	32,287

	747,424	687,309
Less: Accumulated depreciation and amortization	(356,571)	(271,068)

	$390,853	$416,241

The Company recorded depreciation expense of $95.5 million, $93.7 million and $70.8 million for fiscal 2009, 2008 and 2007, respectively. Property and equipment included $7.0 million and $9.1 million of assets acquired under capital lease at January 31, 2009 and February 2, 2008, respectively. Accumulated depreciation related to these assets was $3.6 million and $3.2 million at January 31, 2009 and February 2, 2008, respectively.

Other noncurrent assets

	January 31, 2009	February 2, 2008
Long-term prepayments for foundry capacity	$8,800	$22,800
Equity investments in privately held companies	7,058	7,058
Severance fund	43,121	50,235
Technology licenses	24,108	25,209
Deferred tax assets, non-current	41,575	22,975
Other	13,665	28,830

	$138,327	$157,107

Accrued liabilities

	January 31, 2009	February 2, 2008
Term loan obligations, current portion	$—	$4,000
Accrued royalties	5,660	8,859
Accrued rebates	28,925	22,756
Accrued legal and professional services	25,719	9,380
Accrued contingent consideration	—	27,000
Other	22,809	50,966

	$83,113	$122,961

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other long-term liabilities

	January 31, 2009	February 2, 2008
Accrued severance	$46,716	$49,819
Long-term facilities consolidation charge	2,246	1,326
Other	693	1,187

	$49,655	$52,332

Net income (loss) per share

The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Year Ended
	January 31, 2009	February 2, 2008	January 27, 2007
Numerator:
Income (loss) before change in accounting principle	$147,242	$(114,427)	$(20,941)

Net income (loss)	$147,242	$(114,427)	$(12,095)

Denominator:
Weighted average shares of common shares outstanding	608,747	590,308	586,152
Less: unvested common shares subject to repurchase	—	—	—

Weighted average shares — basic	608,747	590,308	586,152
Effect of dilutive securities — Warrants	315	—	—
Common share options, restricted stock units and other	21,266	—	—

Weighted average shares — diluted	630,328	590,308	586,152

Income (loss) before change in accounting principle
Basic	$0.24	$(0.19)	$(0.04)
Diluted	$0.23	$(0.19)	$(0.04)
Net income (loss) per share
Basic	$0.24	$(0.19)	$(0.02)
Diluted	$0.23	$(0.19)	$(0.02)

The anti-dilutive effects of warrants, common share options, restricted stock and other securities totaling 64,509,371 shares were excluded from diluted net loss per share for fiscal 2009.

The anti-dilutive effects of warrants, common share options, restricted stock and other securities totaling 38,745,678 shares were excluded from diluted net loss per share for fiscal 2008.

The anti-dilutive effects of warrants, common share options, restricted stock and other securities totaling 46,869,920 shares were excluded from diluted net loss per share for fiscal 2007.

Note 5 — Fair Value Measurements:

Effective February 3, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model (see Note 3 above). Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.9% of total assets as of January 31, 2009.

The table below sets forth, by level, the Company’s financial assets that were accounted for at fair value as of January 31, 2009. The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	Portion of Carrying Value Measured at Fair Value January 31, 2009	Level 1	Level 2	Level 3
Items measured at fair value on a recurring basis:
Cash equivalents:
Commercial paper	$381,674	$381,674
Long-term investments:
Auction rate securities	40,541			40,541

Total	$422,215	$381,674	$—	$40,541

The following table summarizes the change in fair values for Level 3 items for the year ended January 31, 2009:

Level 3
Changes in fair value during the period ended January 31, 2009 (pre-tax):
Beginning Balance at February 3, 2008	$45,628
Purchases	10,000
Sales	(13,778)
Unrealized loss included in other comprehensive income (loss)	(1,309)

Ending Balance at January 31, 2009	$40,541

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Goodwill and Acquired Intangible Assets:

In accordance with the Company’s accounting policy on valuation of goodwill under SFAS 142, the Company performed an annual assessment of goodwill impairment at the beginning of its fourth quarter of fiscal 2009 and 2008, respectively. As a result of this analysis, the Company concluded that no impairment is necessary. Given that the current economic environment and adverse market conditions were considered triggering events under SFAS 142, the Company performed an updated analysis at the end of fiscal 2009 and concluded that there was no impairment.

The increase in goodwill during fiscal 2009 was due primarily to $3.1 million of goodwill for contingent consideration recorded from the acquisition of two private companies and another $0.5 million from the acquisition of another private company (see Note 2).

The carrying amounts of intangible assets are as follows (in thousands):

	January 31, 2009			February 2, 2008
	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	$714,640	$(615,206)	$99,434	$708,398	$(538,765)	$169,633
Core technology	212,650	(101,990)	110,660	212,650	(62,758)	149,892
Trade name	350	(219)	131	350	(130)	220
Customer contracts	183,300	(107,294)	76,006	183,300	(70,029)	113,271
Supply contract	900	(900)	—	900	(642)	258
Non competition	700	(397)	303	700	(165)	535

Total intangible assets	$1,112,540	$(826,006)	$286,534	$1,106,298	$(672,489)	$433,809

The Company assessed the recoverability of the acquisition-related intangible assets by determining whether the carrying value could be recovered through their respective estimated undiscounted future net cash flows. In connection with the Company’s business strategy meetings in the fourth quarter of fiscal 2009, the Company determined that the acquisition-related intangibles associated with the acquisition of the UTStarcom Business and the ICAP Business were impaired due to declining revenue of the products acquired and the acquisition-related intangibles for the PicoMobile business were impaired due to a delay in the deployment of the technology within the industry. The Company measured the amount of the impairment by calculating the amount by which the value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. The Company determined the fair value of the acquisition-related intangible assets based on the most current financial forecast available. The discount rate used to discount net cash flows to their present values was 20% which was determined after consideration of the Company’s estimated weighted average cost of capital. The amount of the purchased intangibles written-off in the fourth quarter of fiscal 2009 due to impairment was $15.6 million.

Purchased technology is amortized on a straight-line basis over their estimated useful lives of one to seven years. Core technology is amortized on a straight-line basis over its estimated useful lives of one to eight years. Trade name is amortized on a straight-line basis over its estimated useful life of one to five years. Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to seven years. Non-competition is amortized on a straight-line basis over three years. Accumulated amortization and write-off of purchased intangibles increased by $153.5 million in fiscal 2009.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets recorded at January 31, 2009, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
2010	$105,815
2011	79,251
2012	42,282
2013	35,549
2014	22,425
Thereafter	1,212

$286,534

Note 7 — Restructuring:

During the fourth quarter of fiscal 2009, the Company implemented certain cost reduction measures that included reductions in workforce in all functions of the organization worldwide, impacting approximately 200 employees, in order to reduce the Company’s cost structure. As a result, a restructuring charge of $9.7 million was recorded that consisted of $6.6 million of severance and related employee benefits to the terminated employees, approximately $2.7 million of charges related to the impairment of abandoned facilities and $0.4 million of other equipment charges. During the fourth quarter of fiscal 2008, the Company implemented cost-cutting measures that included reductions in workforce in all functions of the organization worldwide in order to reduce the Company’s cost structure. A restructuring charge of $7.9 million was recorded all of which related to severance and benefits to 438 terminated employees. All expenses associated with the Company’s restructuring plans are included in “Restructuring” in the Consolidated Statements of Operations.

During fiscal 2003, the Company recorded a total of $19.6 million of charges associated with costs of consolidation of its facilities of which $6.0 million related to non-cash charges. In the fourth quarter of fiscal 2009, the Company recorded an additional $0.9 million charge due to a change in the estimated sublease income for the duration of the remaining lease term. As of January 31, 2009, cash payments of $12.5 million, net of sublease income, had been made in connection with these charges. Approximately $2.0 million is accrued for the facilities consolidation charge as of January 31, 2009, of which $1.0 million represents the current portion and is included in accrued liabilities. The long-term portion totaling $1.0 million is payable through 2010, and is included in other long-term liabilities.

The following table sets forth an analysis of the components of the restructuring charges and the payments made through January 31, 2009 (in thousands):

	Workforce Reduction	Equipment and Other	Facility Lease Costs, Net of Estimated Sublease Income	Total
Restructuring liabilities at January 28, 2006	$—	$—	$3,578	$3,578
Net cash payments	—	—	(658)	(658)

Restructuring liabilities at January 27, 2007	—	—	2,920	2,920
Severance and related charges	7,856	—	—	7,856
Net cash payments	(7,039)	—	(1,006)	(8,045)

Restructuring liabilities at February 2, 2008	817	—	1,914	2,731
Severance and related charges	6,576	402	2,711	9,689
Non-cash adjustment	—	(120)	—	(120)
Net cash payments	(3,485)	(240)	(890)	(4,615)

Restructuring liabilities at January 31, 2009	$3,908	$42	$3,735	$7,685

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates that the restructuring reserve balance for severance and related charges of $4.0 million will be paid out in cash in the first quarter of fiscal 2010. The facility lease charges will paid out through fiscal 2019.

Note 8 — Term Loans:

In November 2006, the Company borrowed $400.0 million from a group of lenders in the form of term loans to partially finance the acquisition of the ICAP Business. Debt issuance costs of approximately $5.7 million was being amortized to interest expense over the term of the loan through November 9, 2009. During the fourth quarter of fiscal 2009, the Company made a full repayment on the term loans and concurrently wrote-off $2.0 million of remaining unamortized debt issuance costs to interest expense.

Note 9 — Shareholders’ Equity:

Common and Preferred Stock

As of January 31, 2009, the Company is authorized to issue 992,000,000 shares of $0.002 par value common shares and 8,000,000 shares of $0.002 par value preferred shares. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of January 31, 2009 and February 2, 2008, no shares of preferred stock were outstanding.

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 352,560,400 common shares reserved for issuance thereunder as of January 31, 2009. The Option Plan allows for an annual increase in shares reserved for issuance on the first day of each fiscal year equal to the lesser of (i) 40,000,000 shares, or (ii) 5.0% of the outstanding shares of capital stock on such date. The Option Plan allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1997 Directors’ Stock Option Plan

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, an outside director was granted 30,000 options upon appointment to the Board of Directors. These options vested 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining forty-eight months. An outside director was also granted 6,000 options on the date of each annual meeting of the shareholders. These options vested one-twelfth per month over 12 months after the fourth anniversary of the vesting commencement date. Options granted under the Directors’ Plan may be exercised prior to vesting. The Directors’ Plan was terminated in October 2007.

2007 Directors’ Stock Incentive Plan

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan had 750,000 common shares reserved for issuance thereunder as of January 31, 2009. Under the 2007 Directors’ Plan, an outside director is granted options of 50,000 common shares upon appointment to the Board of Directors. These options vest 1/3rd on the one year anniversary of the date of grant and 1/3rd of the shares on each anniversary thereafter. An outside director who has served on the board of directors for the prior six months is also granted options of 12,000 common shares on the date of each annual meeting of the shareholders. These options vest 100% on the one year anniversary of the date of grant.

Under the Option Plan and the 2007 Directors’ Plan, the Company may also grant restricted stock awards, which may be subject to vesting, and stock unit awards, which are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

2000 Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan had 49,871,612 common shares reserved for issuance thereunder as of January 31, 2009. The Purchase Plan allows for an annual increase in shares reserved for issuance on January 1 of each year equal to the lesser of (i) 4,000,000 shares or (ii) 1.5% of the outstanding shares of capital stock on such date. Under the Purchase Plan, employees are granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. The Purchase Plan additionally contains a reset and a rollover provision under which if the price on any purchase date is less than the price on the date of original enrollment, then the existing purchase period shall immediately cease upon purchase and a new two-year purchase period shall commence. Effective on May 30, 2007, offering and purchase periods begin on December 8 and June 8 of each year. Included in the Purchase Plan is a limitation on the number of shares that may be purchased in the event that the market price of the Company’s common shares decreases by more than 25% from one purchase date to the next. In the event the share limitation is triggered, the number of shares an employee may purchase on the subsequent purchase date may not exceed 75% of the number the employee could have purchased at 85% of the market price on the earlier purchase date. This limitation was triggered in connection with the June 2008 purchase period, which ended in December 2008. During fiscal 2009, a total of 3,946,932 shares were issued under the Purchase Plan at a weighted-average price of $8.45. During fiscal 2008, a total of 1,303,155 shares were issued under the Purchase Plan at a weighted-average price of $13.30. During fiscal 2007, a total of 895,170 shares were issued under the Purchase Plan at a weighted-average price of $15.21. At January 31, 2009, 33,347,628 shares were available for future issuance under the Purchase Plan.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In connection with an acquisition in June 2003, the Company issued 2,172,732 warrants to purchase common shares at an exercise price of $4.61 per share. The warrants had a five-year life from the date of issuance. The warrant value was included in the purchase accounting of the acquisition. As of January 31, 2009, approximately 2,170,839 warrants had been exercised for a net issuance of 1,730,434 common shares. As of January 31, 2009, there were no warrants outstanding.

Combined Option Plan and Stock Award Activity

The following table summarizes the activity under the Option Plan, the Directors’ Plan, the 2007 Directors’ Plan and other stock based arrangements (in thousands, except for prices):

	Shares Available	Options Outstanding	Weighted Average Exercise Price of Options
Balance at January 28, 2006	65,870	94,244	$9.88
Additional shares authorized	29,139	—	—
Granted	(32,836)	32,836	$24.13
Canceled/Forfeited	4,655	(4,706)	$15.71
Expired	29	(29)	$22.40
Exercised or issued	—	(3,718)	$6.03

Balance at January 27, 2007	66,857	118,627	$13.72
Additional shares authorized	29,381	—	—
Granted	(12,577)	12,577	$16.21
Canceled/Forfeited	13,841	(13,841)	$17.39
Expired	51	(51)	$0.12
Exercised or issued	—	(8,154)	$6.83

Balance at February 2, 2008	97,553	109,158	$14.64
Additional shares authorized	30,005	—	—
Granted	(25,067)	25,067	$9.35
Canceled/Forfeited	8,483	(39,598)	$21.58
Expired	—	—	—
Exercised or issued	—	(9,573)	$6.04

Balance at January 31, 2009	110,974	85,054	$10.81

Vested and expected to vest at January 31, 2009		81,391	$10.80
Exercisable at January 31, 2009		48,584	$9.34

Included in the preceding table are options for 2,073,800 common shares granted to the Company’s officers at exercise prices ranging between $6.84 and $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets or achievement of certain operating performance criteria through fiscal 2014.

The Company has granted performance based options to executives contingent upon achieving pro forma earnings per share (“EPS”) targets. Pro forma EPS will be calculated by adjusting diluted net income per share under generally accepted accounting principles (“GAAP EPS”) for the impact of (i) non-cash stock-based compensation charges by adding to GAAP EPS non-cash stock-based compensation expense recognized under SFAS 123R, and (ii) non-cash charges associated with purchase accounting, including purchase accounting

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments for inventory and other write-off related expenses by adding to GAAP EPS amortization and write-off of acquired intangible assets and acquired in-process research and development. Share options were granted at the fair market value on the date of grant and fully vest upon achievement of these earnings per share targets within a four-year period. The contractual lives of the options are 10 years from the date of grant. The fair value of the each performance option grant that is expected to vest under these conditions was estimated on the date of grant using the same option valuation model for options granted under the Company’s Option Plan. If such goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

In the third quarter of fiscal 2009, the Company estimated that specified annual earnings per share targets for common shares granted to certain officers may not be achieved by fiscal 2010 and fiscal 2011. As a result, the Company reversed $6.7 million of stock-based compensation recorded from inception through November 1, 2008 for these common shares granted to certain officers. The underlying stock options continue to be treated as outstanding until the performance period lapses.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at January 31, 2009 was $51.2 million and 6.0 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at January 31, 2009 was $45.7 million and 4.2 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of January 31, 2009.

Included in the following table is activity related to the nonvested portion of the stock-based arrangement as follows (in thousands, except for prices):

	Nonvested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 28, 2006
Granted	2,720	$20.10
Vested	—	—
Canceled/Forfeited	(12)	$19.79

Balance at January 27, 2007	2,708	$20.10
Granted	3,611	$12.10
Vested	(3,745)	$14.33
Canceled/Forfeited	(463)	$19.05

Balance at February 2, 2008	2,111	$16.89
Granted	5,859	$8.71
Vested	(1,135)	$15.97
Canceled/Forfeited	(336)	$13.59

Balance at January 31, 2009	6,499	$9.58

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock vested and expected to vest as of January 31, 2009 was $43.6 million and 1.1 years, respectively. The number of restricted stock that are vested and expected to vest are 5,978,793 shares.

As of January 31, 2009, compensation costs related to nonvested awards not yet recognized amounted to $269.3 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 3.1 years and 2.3 years, respectively. Historically, the Company issued new shares to satisfy option exercises.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of stock options exercised during fiscal 2009, 2008 and 2007 was $65.7 million, $71.1 million and $76.1 million, respectively. 1,135,032 shares and 3,744,722 shares of restricted stock were vested during fiscal 2009 and 2008, respectively. There was no release of vested restricted stock during fiscal 2007.

Stock-Based Compensation

Total stock compensation expense for fiscal 2009, 2008 and 2007 are represented by expense categories in the table below (in thousands):

	Year Ended
	January 31, 2009	February 2, 2008	January 27, 2007
Cost of goods sold	$11,644	$15,530	$11,339
Research and development	126,895	152,249	121,481
Selling and marketing	25,081	39,022	30,452
General and administrative	13,512	24,179	28,849

	$177,132	$230,980	$192,121

Stock-based compensation of $3.6 million and $0.8 million was capitalized in inventory as of January 31, 2009 and February 2, 2008, respectively.

The following assumptions were used to calculate the Black-Scholes values for each type of stock instrument:

	Stock Option Plans			ESPP
	Year Ended			Year Ended
	January 31, 2009	February 2, 2008	January 27, 2007	January 31, 2009	February 2, 2008	January 27, 2007
Estimated fair value	$4.01	$7.21	$12.85	$5.39	$6.06	$3.56
Volatility	44%	45%	59%	45%	45%	41%
Expected term (in years)	5.2	4.9	4.7	1.3	1.3	1.3
Risk-free interest rate	3.1%	4.4%	4.7%	1.8%	4.7%	5.0%
Dividend yield	—	—	—	—	—	—

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

In connection with the remediation steps from the recommendations of the Board of Directors’ Special Committee Regarding Deriviative Litigation upon completion of the review of the Company’s past stock option

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

practices during the second quarter of fiscal 2008, the Company’s Chief Executive Officer, Dr. Sehat Sutardja agreed to reduce the number of shares received in his December 26, 2003 option grant by 2,000,000 shares, which is the amount of underlying shares mistakenly awarded by the Executive Compensation Committee in excess of that authorized under the applicable stock option plan. Dr. Sutardja continued employment with the Company as Chief Executive Officer. Additionally, the outstanding options of the Company’s former Chief Operating Officer, Weili Dai, that were unvested as of May 6, 2007 have been cancelled and the exercisability of already vested options have been limited, notwithstanding her continued employment. The cancellations of grants were not accompanied by concurrent replacement grants or other valuable consideration. As a result, the cancellations were considered a repurchase with no consideration and in accordance with SFAS 123R, the Company recorded stock compensation expense of $8.4 million in the second quarter of fiscal 2008 for the remaining unrecognized compensation cost as of the date of the cancellation of the awards.

In December 2008, the Company filed a tender offer option exchange program under which outstanding employee stock options (other than options held by executive officers) with exercise prices of $12.00 or greater per share could be exchanged for a specified number of restricted stock units based on a predetermined exchange ratio granted with a new vesting period. If the number of restricted stock units to be granted was less than 150 shares, then employees received cash instead of restricted stock units. On January 23, 2009, the Company accepted for cancellation options to purchase 31.1 million common shares and in exchange granted to eligible employees restricted stock units to purchase 3.4 million shares of the Company’s common shares. As a result of the exchange, the Company recorded stock-based compensation expense of $5.1 million in fiscal 2009 under the provisions of SFAS 123R, primarily related to employees who received cash in lieu of replacement restricted stock units.

In November 2007, the Company filed a tender offer to correct the misdated stock options. The tender offer permitted the Company to give employees the opportunity to correct the §409A United States tax issues with the stock options and therefore exercise stock options without incurring a penalty tax. The tender offer amended certain outstanding options and provided restrictive stock unit grants and/or cash payments as set forth under the Offer to Amend the Exercise Price of Certain Options to employees with misdated options. In the fourth quarter of fiscal 2008, the tender offer was completed and stock compensation expense of $5.2 million was recorded in connection with the granting of restricted stock to compensate employees for the increase in the exercise price in correcting the misdated options.

As a result of the Company’s acquisitions, the Company assumed stock options previously granted by the acquired companies. As of January 31, 2009, a total of 1,714,192 common shares were reserved for issuance upon exercise of outstanding options assumed from the acquisitions. The related options are included in the preceding tables. The options vest over four to five years and have eight to ten year terms.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes:

The U.S. and non-U.S. components of income before income taxes are (in thousands):

	Year Ended
	January 31, 2009	February 2, 2008	January 27, 2007
U.S. operations	$13,783	$21,998	$16,728
Non-U.S. operations	157,050	(139,986)	(8,060)

	$170,833	$(117,988)	$8,668

The provision for income taxes consists of the following (in thousands):

	Year Ended
	January 31, 2009	February 2, 2008	January 27, 2007
Current income tax expense:
Federal	$4,231	$9,832	$13,858
State	1,606	321	375
Foreign	35,222	69	17,600

Total current income tax expense	41,059	10,222	31,833

Deferred income tax expense (benefit):
Federal	3,793	(2,135)	(6,976)
State	(523)	(758)	(1,559)
Foreign	(20,738)	(10,890)	6,311

Total deferred income tax expense (benefit)	(17,468)	(13,783)	(2,224)

Total provision (benefit) for income taxes	$23,591	$(3,561)	$29,609

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 31, 2009	February 2, 2008
Deferred tax assets:
Federal and California research and other tax credits	$131,558	$92,665
Reserves and accruals	30,434	32,083
Stock compensation	4,195	4,173
Net operating losses	24,984	11,956

Gross deferred tax assets	191,171	140,877
Valuation allowance	(134,576)	(96,977)

Total deferred tax assets	56,595	43,900
Total deferred tax liabilities	(637)	(5,410)

Net deferred tax assets	$55,958	$38,490

The non-current portion of the deferred tax assets as of January 31, 2009 and February 2, 2008 is $41.6 million and $23.0 million, respectively, and are included with the Other Noncurrent Assets.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2009, the Company had net operating loss carryforwards available to offset future taxable income of approximately $128.9 million, $3.4 million and $3.8 million for foreign, U.S. federal and state of California purposes, respectively. The federal carryforwards will expire in various fiscal years between 2010 and 2023, and the California carryforwards will expire at various fiscal years between 2013 and 2020, if not utilized before these years. The foreign losses have an indefinite carryforward limit. The Company had, for U.S. federal income tax return purposes, research tax credit carryforwards of approximately $93.8 million that expire through fiscal 2029. As of January 31, 2009, the Company had unused California research and tax credit carryforwards of approximately $95.1 million which will carryforward indefinitely. Included in the U.S. federal and California carryforward amounts are $34.7 million and $30.8 million, respectively, that are attributable to excess tax benefits from stock options. Upon realization, the benefit associated with these credits will increase additional paid-in capital. The Company also has unused research tax credits and investment tax credit carryforwards of approximately $8.1 million in other states that expire through fiscal 2024.

During fiscal 2009, the Company generated research credits for federal and other states far in excess of its current year tax liabilities. Based on the available objective positive and negative evidence, the Company has determined that it is more likely than not the federal and California research credits and certain acquired net operating losses will not be realized and therefore the Company has provided a full valuation allowance against these benefits. Because it is not clear whether any of the research credit carryforward of $188.9 million will ever be used, the Company estimates that the entire amount will go unused. Therefore, the Company increased the valuation allowance by $37.6 million from fiscal 2008 of which $38.4 million is related to research credits and $0.8 million is related to net operating loss utilization.

During fiscal 2009, deferred tax assets, net of a corresponding valuation allowance increased $17.4 million from the end of fiscal 2008. Of the $17.4 million increase $13.8 million relates to a net increase in foreign NOLs and the remaining balance of $3.6 million relates to changes in acquisition related deferred tax assets. During fiscal 2009, there was a net increase in federal and California research credits of $33.9 million with a derecognition of $4.7 million of deferred tax related to tax benefits obtained from stock options due to the adoption of SFAS No. 123(R). During fiscal 2008, there was a net increase in federal and California research credits of $40.8 million and approximately $0.5 million of valuation allowance at the end of fiscal 2008 will be allocated to reduce goodwill, other non-current intangible assets, or reserves, when realized, from companies that the Company had acquired.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended
	January 31, 2009	February 2, 2008	January 27, 2007
Provision at U.S. notional statutory rate	35.0%	(35.0)%	35.0%
Non-deductible stock-based compensation	36.9	69.5	775.0
Non-deductible officers’ compensation	0.0	1.0	57.0
Difference in U.S. and non-U.S. tax rates	(59.8)	(34.8)	(928.7)
State taxes, net of federal benefit	0.6	(0.1)	2.9
Generation of general business credits	(15.4)	(22.3)	(63.3)
Valuation allowance, net of credit utilization	13.9	18.1	69.4
In-process research and development	—	—	394.7
Other	2.6	0.6	(0.4)

Effective tax rate	13.8%	(3.0)%	341.6%

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not provided deferred tax on all non-Bermuda earnings under APB 23 as Bermuda does not have a tax system and, therefore, there would not be an impact to the financial statements due to repatriation of cash from all non-Bermuda subsidiaries.

Uncertain Tax Positions

Effective January 28, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within the Company’s provision for income taxes did not change.

The following table reflects changes in the unrecognized tax benefits since January 28, 2007:

	Year Ended
	January 31, 2009	February 2, 2008
Unrecognized tax benefits as the beginning of the period	$109,819	$100,807
Increases related to prior year tax positions	3,733	—
Increases related to current year tax positions	16,997	12,948
Lapse in the statute of limitations	(1,407)	(13,680)
Foreign Exchange (gain) loss	(13,847)	9,744

Gross amounts of unrecognized tax benefits as of the end of the period	$115,295	$109,819

Included in the balances as of January 31, 2009 and February 2, 2008, respectively, are $105.7 million and $94.7 million of unrecognized tax benefit that would affect the effective income tax rate if recognized.

The amount of interest and penalties accrued as of January 31, 2009 was approximately $22.6 million and $10.8 million, respectively, and as of February 2, 2008, approximately $14.7 million and $9.2 million, respectively.

In previous periods, the Company had recorded unrealized foreign exchange gains and losses related to uncertain tax positions in its provision (benefit) for income taxes in the income statement. In the third quarter of fiscal 2009, the Company began presenting this amount in interest and other income, net. As these amounts were included in the provision (benefit) for income taxes in previous periods, in order to conform the comparative amounts to the current presentation, the Company reclassified $5.9 million and $9.7 million of foreign exchange losses for the years ended January 27, 2007 and February 2, 2008, respectively, related to uncertain tax positions from income tax expense to interest and other income, net.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The material jurisdictions that are subject to potential examination by tax authorities for tax years after fiscal 2001 throughout the world, include such major jurisdictions as Singapore, Japan, Taiwan, China, India, Germany, Israel, Netherlands, Switzerland, the United Kingdom, Canada, Malaysia and the United States. The Company is subject to U.S. income tax examinations beginning with fiscal year 2004.

During fiscal 2010, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. At this time, the Company expects a significant decrease in the unrecognized tax benefits during fiscal 2010 due to the running of the statute of limitations over the next

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12 months. As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company’s business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate. During fiscal 2009, the Company will continue to accrue for unrecognized tax benefits and will reduce reserves due to the lapse of statute of limitations or settlement of audits.

During the fourth quarter of fiscal 2007, the Internal Revenue Service (the “IRS”) notified the Company’s U.S. subsidiaries that fiscal 2004 through 2006 would be audited and would include an audit of Section 409A mispriced options and payroll tax issues arising out of the conversion of incentive stock options into nonstatutory stock options due to the mispricing of the original option grant (a.k.a., disqualified ISOs).

In fiscal 2007, the Company accrued $10.5 million in payroll taxes and gross-ups for disqualified ISOs and $24.2 million of Section 409A liabilities for each of the restated years (including interest and penalties). During fiscal 2008, based on the development of the Company’s IRS payroll tax audits, the Company accrued an additional penalty of $7.2 million related to the conversion of incentive stock options into nonstatutory stock options due to the mispricing of the original option grant. The Company has protested the proposed adjustments.

To settle the undisputed portion of tax liability arising from the disqualified ISOs, the Company paid $7.8 million directly to the IRS, thus avoiding amending any employees’ W-2s. To resolve the Section 409A mispriced options, rather than have employees amend their 2006 personal returns, the Company paid directly to the IRS and the California Franchise Tax Board $20.1 million under IRS program Announcement 2007-18 and its California equivalent. Through the close of fiscal 2009, the Company paid an additional $1.6 million for Section 409A liabilities for offshore employees working for non-US subsidiaries who were also U.S. citizens. No more Section 409A payments or undisputed disqualified ISOs are due to any employee. Therefore, the Company reversed the remaining $5.3 million over accrual in fourth quarter of fiscal year 2009.

The Economic Development Board of Singapore granted Pioneer Status to the Company’s wholly-owned subsidiary in Singapore in July 1999. Initially this tax exemption was to expire after ten years, but the Economic Development Board in June 2006 agreed to extend the term to 15 years through 2014. Fiscal 2009 and 2008 tax savings associated with this tax holiday are approximately $7.9 million and $10.4 million, respectively, which if paid would impact the Company’s earnings per share result by $0.01 and $0.02 per share. In light of the current economic downturn, the Company is in discussion with the Economic Development Board of Singapore to amend part of the Pioneer Status conditions for the future years. The Company expects to come to an agreement which would preserve the 15 year tax exemption status and receive the final amendments from the Economic Development Board of Singapore.

Under Israeli law, including Amendment No. 60 to the law that as published in April 2005, by virtue of the “approved or benefited enterprise” status granted to certain of its enterprises, the Israeli subsidiaries are entitled to various tax benefits. During the period of benefits — 10 to 15 years — commencing in the first year in which the subsidiaries earned taxable income from the approved or benefited enterprises provided the maximum period to which it is restricted by law has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020. For fiscal 2009 the benefit associated with these Approved Enterprise programs was $4.5 million, which provided an earnings per share benefit of less than $0.01. For fiscal 2008 the benefit associated with these Approved Enterprise programs was $15.0 million, which provided an earnings per share benefit of $0.03.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007, the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration each granted Marvell Switzerland Sarl a total of a ten year tax holiday commencing with its fiscal year beginning January 29, 2006. The fiscal 2009 and 2008 tax savings associated with this tax holiday is approximately $5.1 million and $6.1 million, respectively, which provided an earnings per share benefit of $0.01 and $0.01, respectively.

Note 11 — Benefit Plans:

The Company sponsors a 401(k) savings and investment plan which allows all employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 20% of eligible earnings subject to a required annual limit. The Company may make discretionary contributions to the 401(k) plan upon approval by the Board of Directors. In fiscal 2005, the Board of Directors approved a resolution to allow the Company to provide an employer match to the 401(k) plan. The employer match will be made on a semi-annual basis and the maximum contribution will be $500 per eligible employee at each semi-annual period ending on July 31 and January 31. The participant must be employed by the Company on the last day of the semi-annual period to qualify for the match. Each semi-annual period will be treated separately, in which a participant must contribute at least $500 per semi-annual period to be eligible to receive a matching contribution. The Company made matching contributions to employees of $2.1 million, $2.1 million and $1.3 million during fiscal 2009, 2008 and 2007, respectively. As of January 31, 2009, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common shares through the 401(k) plan.

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis, and is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is recorded in other noncurrent assets. The severance pay expenses for fiscal 2009, 2008 and 2007 were $14.4 million, $14.4 million and $6.5 million, respectively. The severance pay detail is as follows (in thousands):

	Year Ended
	January 31, 2009	February 2, 2008	January 27, 2007
Accrued severance	$46,188	$49,346	$34,118
Less amount funded	43,121	50,235	32,092

Unfunded (funded) portion, net accrued severance pay	$3,067	$(889)	$2,026

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Commitments and Contingencies:

Warranty Obligations

The Company’s products typically carry a standard 90 day warranty with certain exceptions in which the warranty period can range from one to five years. The following table presents changes in the warranty accrual included in accrued liabilities in the Company’s consolidated balance sheet during fiscal 2009, 2008 and 2007, respectively (in thousands):

	Years Ended
	January 31, 2009	February 2, 2008	January 27, 2007
Beginning balance	$2,532	$2,567	$3,914
Warranties issued	876	1,493	479
Settlements	(1,315)	(1,528)	(1,826)

Ending balance	$2,093	$2,532	$2,567

Lease Commitments

The Company leases some of its facilities under noncancelable operating leases and leases certain property and equipment under capital leases. Future minimum lease payments, net of estimated sublease income under the operating and capital leases as of January 31, 2009, are presented in the following table (in thousands):

Fiscal Year:	Operating Leases	Estimated Sublease Income	Net Operating Leases	Capital Leases
2010	$40,924	$(706)	$40,218	$2,084
2011	31,471	(646)	30,825	2,084
2012	19,987	(316)	19,671	522
2013	13,323	(316)	13,007	—
2014	2,160	(316)	1,844	—
Thereafter	9,652	(895)	8,757	—

Total future minimum lease payments	$117,517	$(3,195)	$114,322	4,690

Less: amount representing interest				(452)

Present value of future minimum lease payments				4,238
Less: current portion				(1,787)

Long-term lease obligations				$2,451

Rent expense, net of sublease income on the operating leases for fiscal 2009, 2008 and 2007 was approximately $21.1 million, $18.0 million and $10.1 million, respectively.

In October 2001, the Company entered into a lease agreement for a building in Sunnyvale, California consisting of approximately 213,000 square feet. The lease commenced on January 1, 2002 and was amended in the third quarter of fiscal 2006 to end December 31, 2005. During the first quarter of fiscal 2003, the Company consolidated its three existing facilities in California into this new building. The leases on two of the Company’s former facilities expired in February 2002 and June 2005, respectively, but the Company has an ongoing, non-cancelable lease for the remaining facility. As a result, the Company recorded a facilities consolidation

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge and obtained a sublease for the remaining facility (see Note 7). The future minimum lease payments at January 31, 2009 for the remaining unoccupied facility net of sublease income aggregated $4.5 million and are included in the above lease commitment table.

Included in operating lease commitments are lease payments for computer aided software license agreements and airplane lease commitments.

Other Commitments

In addition to the above commitments and contingencies, $113.5 million of unrecognized tax benefits has been recorded as liabilities in accordance with FIN 48. As of January 31, 2009, the Company had a recorded liability for potential interest and penalties of $22.6 million and $10.8 million, respectively. During the next 12 months, the Company believes that audit resolutions and the expiration of statute of limitations could potentially reduce the Company’s unrecognized tax benefit by up to $34.8 million. However, this amount can change because the Company continues to have ongoing negotiations with various tax authorities throughout the year. At this time, the Company is unable to make a reasonably reliable estimate of the amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Intellectual Property Indemnification

The Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim, including paying for the customer’s attorneys’ fees and costs. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification. Although, historically, the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. However, the maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

Purchase Commitments

Under the Company’s manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of January 31, 2009, these foundries had incurred approximately $40.8 million of manufacturing expenses on the Company’s outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of January 31, 2009, payments totaling $174.2 million (included in prepaid expenses and other current assets and other noncurrent assets) have been made and approximately $151.4 million of the prepayment has been utilized as of January 31, 2009. At January 31, 2009, there were no outstanding commitments under the agreement.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2009, the Company had approximately $21.8 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

Contingencies

IPO Securities Litigation.    On July 31, 2001, a putative class action suit was filed against two investment banks that participated in the underwriting of the Company’s initial public offering (the “IPO”) on June 29, 2000. That lawsuit, which did not name the Company or any of its officers or directors as defendants, was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Thereafter, on September 5, 2001, a second putative class action was filed in the Southern District of New York relating to the Company’s IPO. In this second action, plaintiffs named three underwriters as defendants and also named as defendants the Company and two of its officers, one of whom is also a director. Relying on many of the same allegations contained in the initial complaint, plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933, as amended, and the Exchange Act. In both actions, plaintiffs seek, among other items, unspecified damages, pre-judgment interest and reimbursement of attorneys’ and experts’ fees. These two actions have been consolidated and coordinated with hundreds of other lawsuits filed by plaintiffs against approximately 40 underwriters and approximately 300 issuers across the United States. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, thus allowing the case to proceed against the Company and the underwriters. Claims against the individual officers have been voluntarily dismissed with prejudice by agreement with plaintiffs. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six focus cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings (the action involving the Company is not one of the six cases). Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. Defendants’ motions to dismiss those new complaints were denied in part and granted in part.

The parties have reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. Unless further extended by the Court, plaintiffs have a deadline of April 1, 2009 to file their motion for preliminary settlement approval. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously.

Section 16(b) Litigation.    On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. Numerous similar suits were filed by the same plaintiff against other underwriters relating to other issuers. After a hearing on motions to

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dismiss filed by the underwriter defendants and some of the issuer defendants (excluding the Company) on January 16, 2009, the district court ordered dismissal of all claims against the moving issuer defendants without prejudice. The court also ordered dismissal of all claims against the underwriter defendants with prejudice. The plaintiffs may file appeals to those orders. No discovery has taken place.

Jasmine Networks Litigation.    On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court alleging claims against the Company and three of its officers for allegedly improperly obtaining and using information and technologies during the course of the negotiations with its personnel regarding the potential acquisition of certain Jasmine assets by the Company. The lawsuit claims that the Company’s officers used such information and technologies after the Company signed a nondisclosure agreement with Jasmine. The Company believes the claims asserted against its officers and the Company are without merit and the Company intends to defend all claims vigorously.

On June 21, 2005, the Company filed a cross complaint in the above disclosed action in the Santa Clara County Superior Court asserting claims against Jasmine and unnamed Jasmine officers and employees. The cross complaint was later amended to name two individual officers of Jasmine and a second amended cross complaint was filed in May 2007 adding additional causes of action for declaratory relief against Jasmine. The second amended cross complaint alleges that Jasmine and its personnel engaged in fraud in connection with their effort to sell the Company technology that Jasmine and its personnel wrongfully obtained from a third party in violation of such third party’s rights, and that such technology does not constitute trade secrets or property of Jasmine. The cross complaint seeks a declaratory judgment that the Company’s technology does not incorporate any of Jasmine’s alleged technology. The cross complaint seeks further a declaratory judgment that Jasmine and its personnel misappropriated certain aspects of Jasmine’s allegedly proprietary technology. The Company defeated Jasmine’s demurrer to certain of the causes of action in the cross complaint and Jasmine filed its answer. The Company thereafter filed its motion for summary adjudication on its fifth and sixth causes of action for declaratory relief seeking, among other things, a determination that Jasmine held no proprietary interest in the “JSLIP” algorithm, which was one of the core technologies Jasmine asserts was misappropriated by the Company. The motion was denied on November 14, 2007. However, in its opposition, Jasmine admitted that JSLIP had been taken from the work of a third party and is embodied in patents held by the University of California and Cisco Systems. These admissions are significant with respect to both Jasmine’s assertion of trade secret rights and any damages claimed by Jasmine.

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

The case is now proceeding in the trial court. On January 13, 2009, the Court granted a motion disqualifying the Company’s counsel and the Company engaged new counsel. The trial date was continued from

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 2, 2009 to May 4, 2009. The claims against the three Company officers have been dropped. The parties are engaged in extensive discovery. Motions for summary judgment and/or summary adjudication filed by the parties were heard on February 3, 2009 and were all denied except for Jasmine’s motions directed to the Company’s declaratory judgment claims, which were granted. The Company intends to vigorously assert its cross-claims and defenses in the trial court.

CSIRO Litigation.    As of January 2007, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) was involved in several patent litigations in the Eastern District of Texas (the “Non-Marvell CSIRO Litigations”), in which it has accused a number of wireless LAN system manufacturers, including some of the Company’s customers, of infringing CSIRO’s patent, U.S. Patent No. 5,487,069 (the “069 Patent”). CSIRO’s claims of infringement relate to wireless standards known as IEEE 802.11a, 802.11g and 802.11n. As a result of CSIRO’s claims for patent infringement, a number of the Company’s customers have sought indemnification from the Company. In response to these demands for indemnification, the Company has acknowledged the demands and incurred costs in response to them.

On May 4, 2007, the Company filed an action in the United States District Court for the Eastern District of Texas (the “Marvell CSIRO Litigation”) seeking a declaratory judgment against CSIRO that the ‘069 Patent is invalid and unenforceable and that the Company and its customers do not infringe the ‘069 Patent. The complaint also seeks damages and a license for the Company and its customers on reasonable and non-discriminatory terms in the event the Company’s 802.11a/g/n wireless LAN products are found to infringe and the ‘069 Patent is found to be valid and enforceable.

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

The claim construction hearing was held on June 26, 2008 and the claim construction order was issued on August 14, 2008. The Court held Case Management Conference on December 16, 2008 to discuss combining for trial the various pending CSIRO litigations on the ‘069 Patent. On December 23, 2008, the Court issued an order combining into a single trial the liability phases for all of the Non-Marvell CSIRO Litigations. This combined trial is scheduled to commence on April 13, 2009. The Court also ordered that it would hold four separate damages trials for the Non-Marvell CSIRO Litigations, spaced one month apart, starting in June 2009. The trial for the Marvell CSIRO Litigation is scheduled to commence on May 10, 2010.

Shareholder Derivative Litigation.    Between June 22, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California. Each of these lawsuits named the Company as a nominal defendant and a number of the Company’s current and former directors and officers as defendants. Each lawsuit sought to recover damages purportedly sustained by the Company in connection with its option granting processes, and sought certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation. The plaintiffs filed an amended and consolidated complaint on November 1, 2006. On or about March 5, 2008, the parties entered into a memorandum of understanding that tentatively settles and resolves the consolidated action. The terms of the memorandum of understanding include certain corporate governance enhancements and an agreement by the Company to pay up to $16 million in plaintiffs’ attorneys’ fees, an amount less than the $24.5 million that the Company received from a settlement with its directors’ and officers’ liability insurers. This tentative settlement of the consolidated derivative actions requires court approval before it becomes final. The Company accrued the $16 million settlement amount in the fourth quarter of fiscal 2008. On March 20, 2009, the parties submitted formal settlement documentation to the Court seeking preliminary and thereafter final approval for the settlement, at which time payment of the settlement amount will be made. The Court will consider preliminary approval of the settlement in May 2009, and, if preliminary approval is granted, is expected to consider whether to grant final approval of the settlement in the third calendar quarter of 2009. The Company recorded the insurance settlement amount as restricted cash at the time it was received in the first quarter of fiscal 2009.

Class Action Securities Litigation.    Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints allege that the Company and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaints seek, on behalf of persons who purchased the Company’s common shares during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements. Pursuant to an order of the court dated February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation. On August 16, 2007, plaintiffs filed a consolidated class action complaint. On October 18, 2007, the Company filed a motion to dismiss the consolidated class action complaint. On September 29, 2008, the District Court issued an order granting in part and denying in part Marvell’s motion to dismiss the consolidated class action complaint. The District Court gave the plaintiffs thirty days to amend their complaint. Plaintiffs elected not to amend the complaint and instead have chosen to proceed with the claims that the court did not dismiss. The Company filed its answer to the complaint on January 12, 2009. Discovery has recently commenced.

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

This settlement concluded the SEC’s formal investigation of the Company with respect to the Company’s historic stock option granting practices.

Wi-LAN Litigation.    On December 21, 2006, MSI received a letter from Wi-LAN, Inc. (“Wi-LAN”) accusing MSI of infringing five United States patents and one Canadian patent allegedly owned by Wi-LAN. On October 31, 2007, Wi-LAN sued two groups of system and chip manufacturers in the United States District Court for the Eastern District of Texas, in both cases naming MSI as a defendant and alleging patent infringement. In the first case, Wi-LAN alleges that defendants infringe two patents that allegedly relate to the 802.11 wireless standard. In the second case, Wi-LAN alleges that defendants infringe the same two patents asserted in the first case, and in addition Wi-LAN alleges that some of the defendants in the second case infringe a third patent that allegedly relates to Asymmetric Digital Subscriber Line (“ADSL”) technology. In the second case, MSI is not accused of infringing the ADSL patent.

On May 27, 2008, defendants in both cases jointly moved to consolidate the co-pending related cases and permit claims involving suppliers of the products to be litigated first. Wi-LAN filed its opposition on June 18, 2008. On September 10, 2008, the Court granted the defendant’s motion to consolidate both actions but denied as premature having the defendant suppliers’ case proceed first. On December 12, 2008, Wi-LAN filed a motion for leave to file a supplemental first amended complaint to add a fourth patent, U.S. Pat. No. 6,549,759 (the “‘759 Patent”). Defendants opposed this motion on January 23, 2009. The Court issued an order on February 3, 2009, granting Wi-LAN’s motion to add the ‘759 Patent. The Claim Construction Hearing is scheduled for September 1, 2010, and the trial is set to begin on January 4, 2011. MSI believes it does not infringe the asserted Wi-LAN patents and will vigorously defend itself in these matters.

On November 5, 2007, MSI filed a complaint against Wi-LAN in the United States District Court for the Northern District of California asking the Court to find that it does not infringe three patents that Wi-LAN asserted against MSI in its December 21, 2006 letter. Two of these patents were not asserted against MSI in either of the two Texas litigations. These patents allegedly relate to Wideband Code Division Multiple Access technology. MSI also asked in the alternative that the Court find the patents invalid. Wi-LAN has filed a motion to dismiss, and the Company filed its opposition to that motion on June 9, 2008. On June 19, 2008, Marvell settled this declaratory judgment action. This settlement does not affect or in any way involve the ongoing litigations brought by Wi-LAN in the Eastern District of Texas.

On December 10, 2008, MSI and Marvell Asia Pte. Ltd. (“MAPL”) filed a complaint against Wi-LAN in the United States District Court for the Northern District of California asking the Court to find that MSI and MAPL do not infringe the ‘759 Patent that Wi-LAN asserted against the Company’s products. The ‘759 Patent allegedly relates to products compliant with IEEE 802.11, 802.16 and/or Bluetooth standards. MSI and MAPL also asked, in the alternative, that the Court find the patents are invalid and unenforceable.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 13 — Segment and Geographic Information:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one reportable segment — the design, development and sale of integrated circuits.

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

The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Year Ended
Net Revenue:	January 31, 2009	February 2, 2008	January 27, 2007
Canada	$141,926	$286,570	$38,185
China	674,637	666,084	495,683
Japan	376,409	354,432	245,753
Korea	215,080	232,610	226,652
Malaysia	305,033	254,905	290,499
Philippines	155,172	135,907	171,692
Singapore	150,384	158,736	200,884
Taiwan	194,824	262,842	163,459
Thailand	417,319	329,501	173,744
United States	149,914	118,869	107,204
Others	169,865	94,237	123,798

	$2,950,563	$2,894,693	$2,237,553

Long-lived Assets*:	January 31, 2009	February 2, 2008
Bermuda	$8,295	$12,622
Israel	29,061	36,089
Singapore	61,552	54,118
United States	234,241	258,974
Others	71,078	70,999

	$404,227	$432,802

*	Long-lived assets consist of property and equipment and certain other assets, and exclude goodwill and intangible assets.

The following table presents net revenue for groups of similar products (in thousands):

	Year Ended
Net Revenue:	January 31, 2009	February 2, 2008	January 27, 2007
Storage products	$1,462,723	$1,340,109	$1,253,383
Communications products	1,487,840	1,554,584	984,170

	$2,950,563	$2,894,693	$2,237,553

Note 14 — Related Party Transactions:

During fiscal 2009, 2008 and 2007, the Company incurred approximately none, $0.1 million and $1.0 million, respectively, of expenses from an unrelated third party entity, ACM Aviation, Inc. (“ACM Aviation”), for charter aircraft services provided to MSI for Estopia Air LLC (“Estopia Air”). The aircraft provided by ACM Aviation to the Company for such services was owned by Estopia Air. The Company’s

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chairman, President and Chief Executive Officer, Dr. Sehat Sutardja, and the Vice President of Sales for Communications and Consumer Business of MSI, Weili Dai, through their control and ownership of Estopia Air, owned the aircraft provided by ACM Aviation. Dr. Sutardja and Weili Dai are husband and wife. Expenses were incurred for business travel use of the aircraft at a cost determined to be at fair market value. The charter aircraft was sold by Estopia Air in September 2007.

On August 19, 2005, the Company, through its subsidiaries MSI and Marvell International Ltd., entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (the “C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties for similar technology. The Company recognized $2.6 million of revenue under the C2Micro License Agreement during fiscal 2009. The Company recognized $1.3 million of revenue under the C2Micro License Agreement during fiscal 2008. The Company recognized $0.3 million and deferred $25,000 of revenue from the C2Micro License Agreement during fiscal 2007. As of January 31, 2009, the Company had a receivable of $1.4 million from C2Microsystems, $0.7 million of which was reserved in the allowance for bad debts and doubtful accounts. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, is a member of the board of directors of C2 Microsystems, and through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2 Microsystems. Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

On January 8, 2007, the Company, through its subsidiary Marvell International Ltd., entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. The Evaluation License Agreement has no consideration. The Company incurred $0.2 million and $0.3 million of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the UTStarcom Business during fiscal 2009 and fiscal 2008, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI. In addition, the Company incurred none and $37,500 of maintenance expense from VeriSilicon during fiscal 2009 and fiscal 2008, respectively. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

On October 31, 2007, the Company entered into a License Agreement with Vivante Corporation (the “Vivante Agreement”). The Vivante Agreement has substantially similar terms as other license agreements with other third parties for similar technology. The Company recorded $0.5 million of expense during fiscal 2008 in connection with the Vivante Agreement. On August 5, 2008, the Company entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. On January 13, 2009, the Company entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. The Company recorded $2.0 million for the license fee and $0.2 million of maintenance during fiscal 2009 in connection with this Technology License Agreement. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

On September 28, 2007, the Company, through its subsidiary Marvell International Ltd., entered into a Master Technology Agreement with Sonics, Inc., pursuant to which the Company licensed technology from

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonics. The Master Technology Agreement has substantially similar terms as other license agreements with other third parties. The Company paid $0.1 million for maintenance during fiscal 2009 and $2.1 million under the Master Technology Agreement for the license and related maintenance during fiscal 2008. Kuo Wei (Herbert) Chang, member of the Company’s Board of Directors and Mike Sophie, former member of the Company’s Board of Directors, both serve as members of the board of directors of Sonics and each has a direct and/or indirect ownership interest in the equity of Sonics.

Note 15 — Subsequent Events:

On March 5, 2009, in response to the deteriorating economic environment the Company announced the implementation of a plan to lower the Company’s overall costs and expenses. As a result of this plan and combined with certain cost reduction measures taken in the fourth quarter of fiscal 2009, the Company plans to reduce its global workforce by approximately 15%, or approximately 850 employees. The Company estimates that the restructuring charges associated with the reduction in force and consolidation of facilities specifically identified to date will be approximately $20 million, including approximately $14 million related to severance and other employee benefit payments and approximately $6 million related to facility consolidation. The Company expects the expense reduction actions in the plan to be implemented through calendar year 2009. This estimate includes restructuring charges recorded in the fourth quarter of fiscal 2009 of approximately $9.7 million, comprised of $6.6 million of severance and other employee benefit payments and $3.1 million of facilities consolidation and equipment charges. The Company estimates that the restructuring measures taken to date will result in approximately $15 million in cash payments in calendar year 2009 and the remainder will be a non-cash accounting-related charge associated with facilities consolidation.

On March 6, 2009, Carnegie Mellon University filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company and alleging patent infringement. Carnegie Mellon has asserted two patents purportedly relating to hard disk drive products that incorporate read-channel integrated circuits. Because this action was only recently filed, MSI and the Company have not yet answered the complaint. The Company is in the process of reviewing these patents and hiring counsel to defend us in this action. This action is in the very early stages, however, the Company intends to contest this action vigorously, but is unable to predict the outcome of this action.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Data (Unaudited)

The following table presents the unaudited consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2009. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to fairly state the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any period should not be considered indicative of results to be expected in any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Part I, Item 1A “Risk Factors.”

	Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$804,075	$842,575	$791,046	$512,867
Gross profit	$415,233	436,662	411,909	260,135
Net income (loss) (1)	69,939	71,367	70,946	(65,010)
Net income (loss) per share:
Basic	$0.12	$0.12	$0.12	$(0.11)
Diluted	$0.11	$0.11	$0.11	$(0.11)

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$635,050	$656,711	$758,246	$844,686
Gross profit	307,633	321,181	362,037	406,046
Net (loss) income (2)	(52,828)	(56,456)	(6,436)	1,293
Net (loss) income per share:
Basic	$(0.09)	$(0.10)	$(0.01)	$0.00
Diluted	$(0.09)	$(0.10)	$(0.01)	$0.00

(1)	Includes $24.5 million payment from the Company’s directors and officers liability insurers in connection with pending securities litigation including the tentative settlement of shareholder derivative litigation settlement in the first quarter of fiscal 2009, $10.0 million settlement with the SEC in connection with the SEC’s investigation into the Company’s historic stock option granting practices in the first quarter of fiscal 2009, $15.6 million intangible asset write-off in the fourth quarter of fiscal 2009, reversal of $5.3 million of remaining payroll related tax liabilities initially recorded in prior year in connection with the stock option backdating and $14.9 million income tax benefit arising out of a favorable tax ruling in a non-U.S. jurisdiction in the fourth quarter of fiscal 2009.
(2)	Includes gain of $5.1 million from sale of asset under construction in the second quarter of fiscal 2008, income tax benefit of $15.4 million related to the reversals of tax reserves after conclusion of a foreign tax audit in the third quarter of fiscal 2008, accrual of $16.0 million expense related to anticipated payments pursuant to a tentative settlement in the fourth quarter of fiscal 2008, interest and penalties of $7.2 million associated with payroll tax on certain stock option exercises included in the respective operating costs and expenses in the fourth quarter of fiscal 2008, $7.2 million intangible asset write-off in the fourth quarter of fiscal 2008, other income of $22.1 million related to the true-up of credits under a supply agreement in the fourth quarter of fiscal 2008 and an income tax benefit of $7.3 million related to the recognition of tax net operating losses which were considered to be realizable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of January 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of our internal control over financial reporting as of January 31, 2009 using the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of January 31, 2009 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Remediation of Fiscal 2008 Material Weakness

Our management report on internal control over financial reporting for the fiscal year ended February 2, 2008 described the following material weakness in our internal control over financial reporting:

Control environment.    We did not maintain an effective control environment based on criteria established in the COSO framework. Specifically: (1) internal control deficiencies were not remediated in a timely manner as our management did not exercise the necessary rigor and commitment to internal control over financial reporting and senior management was unable to timely implement the planned remediation actions of the control deficiencies identified in fiscal 2007; (2) we did not maintain a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements; and (3) we did not maintain effective, timely and sufficient communication within our finance department and between our finance department and our other departments.

Throughout the first three quarters of fiscal 2009, we were engaged in the implementation and testing of remedial measures to address this material weakness. In the fourth quarter of fiscal 2009, we completed testing of the design and operating effectiveness of our internal controls to demonstrate their operating effectiveness over a period of time sufficient to support our conclusion that, as of January 31, 2009, we had remediated the previously reported material weakness in our internal control over financial reporting.

During fiscal 2009, we implemented the following remedial actions in our internal control over financial reporting to address the previously reported material weakness:

(1) We completed our remediation activities during fiscal 2009 with rigor and commitment and these remediation activities specifically address internal control deficiencies that were identified as of February 2, 2008. These remediation activities included the implementation of additional internal controls and the enhancement of certain existing internal controls in order to strengthen the control over the monthly close and financial reporting processes. These remediation activities also included a process that, throughout fiscal 2009, tracked and monitored remediation progress and results systematically against an established remediation timeline, until all remediation activities were completed. In addition, we proactively identified opportunities for control improvements and implemented such improvements. We also reassessed internal controls in financial reporting over other processes that may be susceptible to potential material misstatements.

(2) We hired a permanent Chief Financial Officer effective June 23, 2008 and a permanent General Counsel effective October 30, 2008. The permanent Chief Financial Officer is serving as the Interim Chief Operating Officer until the search for a permanent Chief Operating Officer is concluded. We have completed the recruitment activities for the Compliance Director and we expect to fill that position in the near future. The Compliance Director will report directly to the Audit Committee of our Board of Directors. Until the position is filled, we engaged external resources to support and assist in our compliance efforts. We have strengthened our controls over the monthly closing and financial reporting processes by hiring personnel with knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements.

In May 2007, our Board of Directors decided to implement the recommendation of our Board of Directors’ Special Committee Regarding Derivative Litigation that Dr. Sehat Sutardja remain Chief Executive Officer and a member of our Board of Directors, but step down as Chairman of the Board in favor of a non-executive Chairman. This non-executive Chairman was to be selected from a group of new independent directors appointed to fill the then-three vacancies on our Board of Directors. Since that time, we have added two new independent directors, Dr. Juergen Gromer and John G. Kassakian, to our Board of Directors, and our Board of Directors continues to search for additional independent directors. Our Board of Directors is evaluating the roles of independent directors in the governance of the Board, and our Board of Directors will designate an independent director either as non-executive Chairman or non-executive Lead Director (if it retains an executive Chairman) once it has completed its search for additional new independent directors.

(3) We have made significant improvements in communication, both within our finance department and between finance and other departments, through the implementation of formalized inter-departmental and intra-departmental information exchanges on a recurring basis, and enhancements to the design of certain internal controls to enable a more detailed review process to occur on a timely basis.

Changes in Internal Control Over Financial Reporting

Our actions to remediate the material weakness as described above, collectively, represent changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by Items 401 and 407(c)(3) of Regulation S-K with respect to our directors, director nominees and corporate governance is incorporated by reference to the information set forth in our definitive proxy statement in connection with our 2009 annual general meeting of shareholders, or the 2009 Proxy Statement, which will be filed with the SEC no later than 120 days after January 31, 2009. The information regarding our current executive officers required by this item is also included in Part I, Item 1 hereof under the caption “Executive Officers of the Registrant” and incorporated by reference herein.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial and accounting officer), Corporate Controller and any person performing similar functions) and employees. This Code of Ethics was most recently amended as of December 11, 2008. We will disclose future amendments to or waivers from our Code of Ethics and Business Conduct for Employees, Officers and Directors on our website or in a report on Form 8-K within four business days following the date of such amendment or waiver. Our Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our website www.marvell.com. None of the material on this website is part of this Annual Report on Form 10-K or is incorporated by reference herein.

Committees of the Board of Directors

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and audit committee financial expert is incorporated by reference herein to the information set forth in the section titled “Board of Directors and Committees of the Board” in our 2009 Proxy Statement.

Item 11.	Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Executive Compensation,” and “Executive Compensation Committee Interlocks and Insider Participation” in our 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of January 31, 2009:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (3)(4)	91,267,250	$10.96	132,616,926
Equity compensation plans not approved by security holders (5)	226,799	$0.12	—

Total	91,494,049	$10.93	132,616,926

(1)	Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of January 31, 2009).
(2)	The weighted average exercise price calculation does not take into account any restricted stock units as they have a de minimis purchase price.
(3)	Includes our Amended and Restated 1995 Stock Option Plan, or 1995 Plan, our 1997 Directors’ Stock Option Plan, our Amended 2000 Employee Stock Purchase Plan, or 2000 ESPP, our 2007 Directors’ Stock Option Plan and common shares reserved for issuance under option plans we assumed in connection with our acquisition of Galileo Technology Ltd. No further options will be awarded under the Galileo option plans.
(4)	The number of shares reserved for grant under the 1995 Plan is subject to an annual increase in shares reserved for issuance equal to the lesser of (a) 40,000,000 shares or (b) 5.0% of the outstanding shares of capital stock on such date. The number of shares reserved for issuance under our 2000 ESPP includes an annual increase in shares reserved for issuance equal to the lesser of (a) 8,000,000 shares or (b) 1.5% of the outstanding shares of our capital stock. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under our 1995 Plan.
(5)	Consists of 84,406 common shares reserved for issuance under options we granted to former option holders of SysKonnect GmbH in connection with our acquisition of SysKonnect GmbH, 131,581 common shares reserved for issuance under options granted by the Company to former option holders of RADLAN Computer Communications Ltd. in connection with our acquisition of RADLAN Computer Communications Ltd. and 10,812 common shares reserved for issuance under options we granted to former option holders of Asica, Inc. in connection with our acquisition of Asica, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Related Party Transactions” in our 2009 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2009 proxy Statement.

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

3.	Exhibits.

See Item 15(b) below.

(b)	Index to Exhibits

Exhibit No.	Description
2.1	Purchase and Sale Agreement dated as of February 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, other sellers and Marvell Technology Group Ltd. and Marvell International Technology Ltd., incorporated by reference to Exhibit 2.1 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

2.2	Asset Purchase Agreement dated as of June 26, 2006 by and between Intel Corporation and Marvell Technology Group Ltd., incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K as filed on November 14, 2006

3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant’s Definitive Proxy Statement as filed on May 21, 2001

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 6, 2006

4.1	Specimen common stock certificate of the registrant, incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-1/A (file no. 333-33086) as filed on May 5, 2000

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

Exhibit No.	Description
10.2#	Form of Notice of Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and Restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 as filed on January 11, 2008

10.3	Galileo Technology Ltd. 1997 Employees’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.4	Galileo Technology Ltd. 1997 GTI Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.5#	Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant’s quarterly report on Form 10-Q for the period ended August 2, 2003 as filed on September 15, 2003

10.6#	Amendment to the Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form S-8 as filed on June 20, 2008

10.7#	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form S-8 as filed on January 11, 2008

10.8#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s quarterly report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005

10.9#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.10#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.10.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.11#	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007

10.11.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.12#	Form of Performance-Based Vesting Option Agreement, incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K as filed on May 30, 2006

10.13#	Form of Notice of Grant of Stock Options (performance-based vesting), incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 2, 2008

10.14#	Form of Notice of Grant of Stock Options — Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

Exhibit No.	Description
10.15#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.16#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Weili Dai and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.17#	Reformation of Stock Option Agreement dated December 28, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.18#	Reformation of Stock Option Agreement dated December 28, 2006 by and between George Hervey and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.19#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.20#	Amendment of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Weili Dai, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.21#	Amendment of Stock Option between the Registrant and Michael Rashkin dated December 31, 2007, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on January 2, 2008

10.22#	2007 Director Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.23#	Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.24#	Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.25#	Employment Offer Letter dated January 17, 2008 between the Registrant and George de Urioste, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 23, 2008

10.26#	Employment Offer Letter executed on May 29, 2008 between the Company and Clyde Hosein, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 30, 2008

10.27#	Policy for Non-Business Use of Corporate Aircraft, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 23, 2008

10.28#	Description of vice president focal bonus plan, incorporated by reference to Exhibit 10.36 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007

10.29#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007

Exhibit No.	Description
10.30#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 10, 2008

10.31*	Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 129 of this report)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1~	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2~	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	Certain portions of this exhibit have been omitted pursuant to request for confidential treatment granted by the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(c)	Financial Statements Required by Regulation S-X which are excluded from the annual report to Shareholders by Rule 14a-3(b).

Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Dated: March 31, 2009	By:	/s/ DR. SEHAT SUTARDJA
Dr. Sehat Sutardja President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Sehat Sutardja and Clyde R. Hosein, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ SEHAT SUTARDJA Dr. Sehat Sutardja	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ CLYDE R. HOSEIN Clyde R. Hosein	Chief Financial Officer, Interim Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2009

/s/ PANTAS SUTARDJA Dr. Pantas Sutardja	Vice President, Chief Technology Officer, Chief Research and Development Officer and Director	March 30, 2009

/s/ HERBERT CHANG Kuo Wei (Herbert) Chang	Director	March 29, 2009

/s/ JUERGEN GROMER Dr. Juergen Gromer	Director	March 30, 2009

/s/ JOHN G. KASSAKIAN John G. Kassakian	Director	March 29, 2009

/s/ ARTURO KRUEGER Arturo Krueger	Director	March 30, 2009

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Purchase and Sale Agreement dated as of February 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, other sellers and Marvell Technology Group Ltd. and Marvell International Technology Ltd., incorporated by reference to Exhibit 2.1 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

2.2	Asset Purchase Agreement dated as of June 26, 2006 by and between Intel Corporation and Marvell Technology Group Ltd., incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K as filed on November 14, 2006

3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant’s Definitive Proxy Statement as filed on May 21, 2001

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 6, 2006

4.1	Specimen common stock certificate of the registrant, incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-1/A (file no. 333-33086) as filed on May 5, 2000

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

10.2#	Form of Notice of Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and Restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 as filed on January 11, 2008

10.3	Galileo Technology Ltd. 1997 Employees’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.4	Galileo Technology Ltd. 1997 GTI Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.5#	Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.19 of the registrant’s quarterly report on Form 10-Q for the period ended August 2, 2003 as filed on September 15, 2003

10.6#	Amendment to the Amended 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form S-8 as filed on June 20, 2008

10.7#	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.5 of the registrant’s Registration Statement on Form S-8 as filed on January 11, 2008

10.8#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s quarterly report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005

10.9#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

Exhibit No.	Description

10.10#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.10.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.11#	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007

10.11.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.12#	Form of Performance-Based Vesting Option Agreement, incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K as filed on May 30, 2006

10.13#	Form of Notice of Grant of Stock Options (performance-based vesting), incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 2, 2008

10.14#	Form of Notice of Grant of Stock Options – Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

10.15#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.16#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Weili Dai and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.17#	Reformation of Stock Option Agreement dated December 28, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.18#	Reformation of Stock Option Agreement dated December 28, 2006 by and between George Hervey and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.19#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.20#	Amendment of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Weili Dai, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.21#	Amendment of Stock Option between the Registrant and Michael Rashkin dated December 31, 2007, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on January 2, 2008

10.22#	2007 Director Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

Exhibit No.	Description
10.23#	Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.24#	Form of Stock Option Agreement for use under the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.25#	Employment Offer Letter dated January 17, 2008 between the Registrant and George de Urioste, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 23, 2008

10.26#	Employment Offer Letter executed on May 29, 2008 between the Company and Clyde Hosein, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 30, 2008

10.27#	Policy for Non-Business Use of Corporate Aircraft, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 23, 2008

10.28#	Description of vice president focal bonus plan, incorporated by reference to Exhibit 10.36 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007

10.29#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007

10.30#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 10, 2008

10.31*	Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 129 of this report)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1~	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2~	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	Certain portions of this exhibit have been omitted pursuant to request for confidential treatment granted by the Securities and Exchange Commission.

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