Form 10-Q
period 2009-05-02
MARVELL TECHNOLOGY GROUP LTD
filed 2009-06-11
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of common shares of the registrant outstanding as of May 31, 2009 was 619,141,670 shares.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	May 2, 2009	January 31, 2009
Current assets:
Cash and cash equivalents	$1,059,205	$927,409
Restricted cash	24,500	24,500
Accounts receivable, net	285,367	222,101
Inventories	203,590	310,654
Prepaids and other current assets	52,655	61,268
Deferred income taxes	14,383	14,383

Total current assets	1,639,700	1,560,315
Property and equipment, net	371,229	390,853
Long-term investments	39,655	40,541
Goodwill	1,997,652	1,997,630
Acquired intangible assets, net	256,202	286,534
Other non-current assets	136,773	138,327

Total assets	$4,441,211	$4,414,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,988	$139,028
Accrued liabilities	163,271	83,113
Accrued employee compensation	105,055	92,022
Income taxes payable	47,257	35,803
Deferred income	47,800	57,895
Current portion of capital lease obligations	1,824	1,787

Total current liabilities	532,195	409,648
Capital lease obligations, net of current portion	1,981	2,451
Non-current income taxes payable	113,268	123,379
Other long-term liabilities	48,212	49,655

Total liabilities	695,656	585,133

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares	1,238	1,233
Additional paid-in capital	4,402,167	4,372,265
Accumulated other comprehensive loss	(2,680)	(718)
Accumulated deficit	(655,170)	(543,713)

Total shareholders’ equity	3,745,555	3,829,067

Total liabilities and shareholders’ equity	$4,441,211	$4,414,200

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	May 2, 2009	May 3, 2008
Net revenue	$521,434	$804,075
Operating costs and expenses:
Cost of goods sold	257,630	388,842
Research and development	200,249	238,475
Selling and marketing	32,646	46,088
General and administrative	101,496	12,951
Amortization of acquired intangible assets	30,356	35,247
Restructuring	8,336	—

Total operating costs and expenses	630,713	721,603

Operating income (loss)	(109,279)	82,472
Interest and other income (expense), net	(72)	2,459
Interest expense	(88)	(7,151)

Income (loss) before income taxes	(109,439)	77,780
Provision for income taxes	2,018	7,841

Net income (loss)	$(111,457)	$69,939

Net income (loss) per share:
Basic	$(0.18)	$0.12

Diluted	$(0.18)	$0.11

Weighted average shares:
Basic	618,677	601,222

Diluted	618,677	624,351

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net income (loss)	$(111,457)	$69,939
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,375	28,618
Stock-based compensation	31,648	45,226
Amortization of acquired intangible assets	30,356	35,247
Fair market value adjustment to Intel inventory sold	(1,343)	(6,383)
Excess tax benefits from stock-based compensation	(29)	(169)
Realized loss on derivative contract	475	—
Changes in assets and liabilities:
Restricted cash	—	(24,500)
Accounts receivable	(63,266)	(38,152)
Inventories	106,281	55,918
Prepaid expenses and other assets	14,330	32,466
Accounts payable	30,738	(63,076)
Accrued liabilities and other	62,980	(18,807)
Accrued employee compensation	13,033	16,963
Income taxes payable	1,343	6,656
Deferred income	4,065	(9,753)

Net cash provided by operating activities	144,529	130,193

Cash flows from investing activities:
Purchases of investments	—	(10,126)
Sales and maturities of investments	—	23,793
Purchases of technology licenses	(9,300)	—
Purchases of property and equipment	(3,414)	(30,522)

Net cash used in investing activities	(12,714)	(16,855)

Cash flows from financing activities:
Proceeds from the issuance of common shares	385	17,054
Principal payments on capital lease and debt obligations	(433)	(2,125)
Excess tax benefits from stock-based compensation	29	169

Net cash provided by (used in) financing activities	(19)	15,098

Net increase in cash and cash equivalents	131,796	128,436
Cash and cash equivalents at beginning of period	927,409	615,648

Cash and cash equivalents at end of period	$1,059,205	$744,084

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

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2010 and fiscal 2009 are comprised of a 52-week period.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of May 2, 2009, the results of its operations for the three months ended May 2, 2009 and May 3, 2008, and its cash flows for the three months ended May 2, 2009 and May 3, 2008. The January 31, 2009 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for the year ended January 31, 2009 but does not include all disclosures required by GAAP. Certain reclassifications have been made to conform to the current period’s presentation.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K as filed on March 28, 2008 with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended May 2, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance-based compensation, uncollectible receivables, inventory excess and obsolescence, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

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

Derivative financial instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”), must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges and for other derivatives not designated as hedging instruments under SFAS 133 that we use to hedge monetary assets or liabilities denominated in currencies other than the U.S. dollar, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

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

Inventories

Inventories are stated at the lower of cost or market, determined under the first-in, first-out method. The Company establishes inventory excess and obsolescence provisions for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of goods sold in the unaudited condensed consolidated statements of operations.

Property and equipment, net

Property and equipment, including capital leases and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation for property and equipment other than buildings is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years. Buildings are depreciated over an estimated useful life of 30 years and building improvements are depreciated over estimated useful lives of 15 years. Land is not depreciated. Assets held under capital leases and leasehold improvements are amortized over the shorter of term of lease or their estimated useful lives.

Goodwill and acquired intangible assets, net

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of one to seven years for purchased technology, one to eight years for core technology, four to seven years for customer contracts and three years for non-compete agreements.

Goodwill is measured and tested for impairment on an annual basis during the fourth fiscal quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process since its implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” because the fair value of the reporting unit has exceeded its net book value at every measurement date.

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

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns. However, some of the Company’s sales are made through distributors under agreements allowing for price protection, shipped from stock pricing adjustment rights and limited rights of return on product unsold by the distributors. Although title passes to the distributor upon shipment terms and payment by the Company’s distributors is not contingent on resale of the product, product revenue on sales made through distributors with price protection, ship from stock pricing adjustment and stock rotation rights is deferred until the distributors sell the product to end customers because the Company’s selling price is not fixed and determinable and the Company is not able to estimate reliably future returns. Deferred revenue less the related cost of the inventories is reported as deferred income. The Company does not believe that there is any significant exposure related to impairment of deferred cost of sales, as its historical returns have been minimal and inventory turnover for its distributors generally ranges from 60 to 90 days. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time it also may request a customer to accept a shipment of product before its original requested delivery date, in which case, revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be “reasonably assured,” fixed or determinable if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns and other known factors. Actual returns could differ from these estimates.

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

Research and development expenses

Research and development expenses are expensed as incurred.

Accounting for income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the income tax basis of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered or settled, a difference between the tax basis of an asset or liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or assets are recovered, hence giving rise to a deferred tax liability or asset, respectively. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company would establish a valuation allowance. The Company accounts for uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Tax Positions” (“FIN 48”). The Company classifies accrued interest and penalties as part of the accrued FIN 48 liability and records the expense within the provision for income taxes. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement.

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

Warranty

The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product. The Company’s products typically carry a standard 90-day warranty, with certain exceptions in which the warranty period can range from one to five years. The warranty accrual is primarily estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. From time to time, the Company becomes aware of specific warranty situations which are relatively large and it records specific amounts to cover these exposures in addition to the standard run rate provisions.

Note 2. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Although the adoption of SFAS 141R during the first quarter ended May 2, 2009 had no impact on the Company’s financial position and results of operations, the Company expects SFAS 141R will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date of February 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”),” to partially defer SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of FSP 157-2 in the first quarter of fiscal 2010 did not have a material impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 in the first quarter of fiscal 2010 did not have a material impact on the Company’s financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The adoption of FSP FAS 142-3 in the first quarter of fiscal 2010 did not have an impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued three related Staff Positions: (i) FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP No. FAS 115-2 and FSP FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of adopting these Staff Positions.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141R for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that FSP 141R-1 could have an impact on its financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of May 2, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Long-term investments:
Available-for-sale:
Auction rate securities	$36,850	$—	$(2,195)	$34,655

Trading securities:
Auction rate securities and settlement option	5,000	—	—	5,000

Total long-term investments	$41,850	$—	$(2,195)	$39,655

Total Investments	$41,850	$—	$(2,195)	$39,655

	As of January 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Long-term investments:
Available-for-sale:
Auction rate securities	$36,850	$—	$(1,309)	$35,541

Trading securities:
Auction rate securities and settlement option	5,000	—	—	5,000

Total long-term investments	$41,850	$—	$(1,309)	$40,541

Total Investments	$41,850	$—	$(1,309)	$40,541

As of May 2, 2009 and January 31, 2009, the Company’s investment portfolio included $41.9 million in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The Company’s auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program (the “FFELP”) and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education. All auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase.

In the fourth quarter ended January 31, 2009, UBS, one of the brokers who the Company purchased auction rate securities from, offered a settlement where UBS has the right to call and sell one of the auction rate securities the Company purchased from them at par value of $5 million at a future date. As a result of the Company’s participation in this settlement, the Company included the put option from the settlement in long term investments and elected to apply SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to measure the put option at fair value. The Company also elected to transfer this auction rate security to trading securities from available-for-securities pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” as the Company’s intent is to exercise the put option at a future date.

As of May 2, 2009, the estimated fair values of the auction rate securities were $2.2 million less than their par value. The Company has less than 4.0% of its total cash invested in these auction rate securities, a cash balance of approximately $1.1 billion in other than auction rate securities and restricted cash, and continues to generate positive cash flow on a quarterly basis. As the Company has the ability and intent to hold these securities until recovery, the Company concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity as of May 2, 2009.

The final contractual maturities of available-for-sale and trading debt securities at May 2, 2009 and January 31, 2009 are presented in the following table (in thousands):

	May 2, 2009		January 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due between one and five years	—	—	—	—
Due over five years	41,850	39,655	41,850	40,541

	$41,850	$39,655	$41,850	$40,541

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	May 2, 2009
	12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Auction rate securities and settlement option	$39,655	$(2,195)	$39,655	$(2,195)

Total securities	$39,655	$(2,195)	$39,655	$(2,195)

	January 31, 2009
	12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized Loss
Auction rate securities and settlement option	$40,541	$(1,309)	$40,541	$(1,309)

Total securities	$40,541	$(1,309)	$40,541	$(1,309)

Note 4. Supplemental Financial Information (in thousands):

Inventories

	May 2, 2009	January 31, 2009
Work-in-process	$138,279	$188,830
Finished goods	65,311	121,824

	$203,590	$310,654

Property and equipment, net

	May 2, 2009	January 31, 2009
Machinery and equipment	$346,919	$343,772
Computer software	76,626	75,986
Furniture and fixtures	23,679	23,490
Leasehold improvements	40,026	38,872
Buildings	146,294	146,294
Building improvements	45,452	45,329
Land	71,198	71,198
Construction in progress	583	2,483

	750,777	747,424
Less: Accumulated depreciation and amortization	(379,548)	(356,571)

	$371,229	$390,853

Other non-current assets

	May 2, 2009	January 31, 2009
Long term prepayments for foundry capacity	$6,400	$8,800
Equity investments in privately held companies	7,058	7,058
Severance fund	42,472	43,121
Technology licenses	27,500	24,108
Deferred tax assets, non-current	41,575	41,575
Other	11,768	13,665

	$136,773	$138,327

Accrued liabilities

	May 2, 2009	January 31, 2009
Accrued royalties	5,700	5,660
Accrued rebates	18,886	28,925
Accrued legal and professional services	27,358	25,719
Accrued legal settlement	72,000	—
Other	39,327	22,809

	$163,271	$83,113

Other long-term liabilities

	May 2, 2009	January 31, 2009
Accrued severance	$45,551	$46,716
Long-term facilities consolidation charge	1,893	2,246
Other	768	693

	$48,212	$49,655

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

	Three Months Ended
	May 2, 2009	May 3, 2008
Numerator:
Net income (loss)	$(111,457)	$69,939

Denominator:
Weighted average shares of common shares outstanding
Weighted average shares — basic	618,677	601,222
Effect of dilutive securities:-
Warrants	—	1,262
Common share options and other	—	21,867

Weighted average shares — diluted	618,677	624,351

Net income (loss) per share
Basic	$(0.18)	$0.12
Diluted	$(0.18)	$0.11

Stock options, restricted stock and other securities totaling 17,063,009 shares were excluded from diluted net loss per share for the three months ended May 2, 2009 as their impact would be anti-dilutive in a net loss period. Options to purchase 62,738,324 common shares at a weighted average exercise price of $20.13 have been excluded from the computation of diluted net income per share for the three months ended May 3, 2008 because their exercise price was greater than the share price of the Company’s common shares and therefore, the effect would have been anti-dilutive.

Comprehensive income (loss) (in thousands)

The changes in the components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Net income (loss)	$(111,457)	$69,939
Other comprehensive income (loss):
Change in unrealized loss on cash flow hedges	(1,076)	—
Unrealized gain (loss) on available-for-sale investments and other	(886)	(1,698)

Total comprehensive income (loss)	$(113,419)	$68,241

The components of accumulated other comprehensive loss were as follows (in thousands):

	May 2, 2009	January 31, 2009
Unrealized gain (loss) on marketable securities, net of taxes	$(2,195)	$(1,309)
Unrealized gain (loss) on cash flow hedges, net of taxes	(1,076)	—
Other	591	591

Accumulated other comprehensive loss	$(2,680)	$(718)

Note 5. Derivative Financial Instruments

The Company manages its foreign currency exchange rate risk through foreign currency forward exchange contracts to hedge against the short-term impact of currency fluctuations. The Company’s policy is to enter into foreign currency forward exchange contracts with maturities generally less than 12 months to mitigate the impact of currency exchange fluctuations on certain local currency denominated operating expenses. All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company used quoted prices to value our derivative instruments.

As of May 2, 2009, the notional amounts of outstanding hedge contracts were as follows:

	Buy Contracts	Sell Contracts
	(in thousands)
Israeli shekel	$45,444	$—
Total	$45,444	$—

Cash Flow Hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges on payroll-related costs denominated in Israeli shekels. The Company evaluates and calculates the effectiveness of each hedge at least quarterly, using the critical terms match method. The effective change is recorded in other comprehensive income (loss) (“OCI”) and is subsequently reclassified to payroll expense when the hedged expense is recognized. Ineffectiveness is recorded in other income/expense. In the event it becomes probable that the critical terms of the hedge and the hedged transaction will not match, effectiveness is measured using the dollar offset method and the gains or losses on the ineffective portion are immediately reclassified from accumulated other comprehensive income (loss) to other expense in the Condensed Consolidated Statement of Operations.

Other Foreign Currency Hedges. The Company enters into foreign currency forward exchange contracts to hedge certain vendor payments denominated in Israeli shekels that we do not designate and document as cash flow hedges. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in other expenses, net.

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows:

May 2, 2009
(In thousands)
Other accrued liabilities:
Derivative liabilities designated as hedging instruments:
Cash flow hedges	$(1,076)
Derivative liabilities not designated as hedging instruments:
Other foreign currency hedges cash flow hedges	(475)

Total derivative liabilities	$(1,551)

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges and (b) other foreign currency hedges on OCI and the Condensed Consolidated Statement of Operations for the three months ended May 2, 2009.

(a)	Cash Flow Hedges:

Three Months Ended May 2, 2009
(In thousands)
Accumulated loss in OCI, beginning of period	$—
Losses recorded in OCI (effective portion)	(1,076)
Losses reclassified from OCI to payroll expense (effective portion)	—

Accumulated loss in OCI, end of period	$(1,076)

The Company anticipates reclassifying the accumulated loss recorded as of May 2, 2009 from OCI to payroll expense within 12 months.

(b)	Other Foreign Currency Hedges:

Three Months Ended May 2, 2009
(In thousands)
Losses recognized in other expenses, net	$(475)

Note 6. Fair Value Measurements

Effective February 3, 2008, the Company adopted SFAS 157, except as it applies to the non-financial assets and non-financial liabilities subject to FSP 157-2 which the Company adopted during the first quarter ended May 2, 2009. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model (see Note 3 above). Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.9% of total assets as of May 2, 2009.

The table below sets forth, by level, our financial assets that were accounted for at fair value as of May 2, 2009. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements as of May 2, 2009
	Total	Level 1	Level 2	Level 3
Items measured at fair value on a recurring basis:
Cash equivalents:
Money market funds	$549,794	$549,794	$—	$—
Long-term investments:
Auction rate securities and settlement option	39,655	—	—	39,655

Total	$589,449	$549,794	$—	$39,655

The following table summarizes the change in fair values for Level 3 items for the three months ended May 2, 2009:

Level 3
Changes in fair value during the period ended May 2, 2009 (pre-tax):
Beginning balance at February 1, 2009	$40,541
Purchases	—
Sales	—
Unrealized loss included in other comprehensive income (loss)	(886)

Ending balance at May 2, 2009	$39,655

Note 7. Acquired Intangible Assets, Net

	As of May 2, 2009			As of January 31, 2009
	Gross Carrying Amount	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	$714,640	$(630,130)	$84,510	$714,640	$(615,206)	$99,434
Core technology	212,650	(109,081)	103,569	212,650	(101,990)	110,660
Trade name	350	(229)	121	350	(219)	131
Customer contracts	183,300	(115,543)	67,757	183,300	(107,294)	76,006
Supply contract	900	(900)	—	900	(900)	—
Non-compete agreements	700	(455)	245	700	(397)	303

Total intangible assets, net	$1,112,540	$(856,338)	$256,202	$1,112,540	$(826,006)	$286,534

Purchased technology is amortized on a straight-line basis over their estimated useful lives of one to seven years. Core technology is amortized on a straight-line basis over its estimated useful lives of one to eight years. Trade name is amortized on a straight-line basis over its estimated useful life of one to five years. Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to seven years. Non-compete agreements are amortized on a straight-line basis over three years.

Based on the identified intangible assets recorded at May 2, 2009, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of fiscal 2010	$76,146
2011	79,913
2012	41,951
2013	35,217
2014	22,093
Thereafter	882

$256,202

Note 8. Restructuring

During the three months ended May 2, 2009, in response to the challenging economic environment, the Company implemented certain cost reduction measures that included reductions in workforce in all functions of the organization worldwide. As a result, a restructuring charge of $8.3 million was recorded which consisted of $7.4 million of severance and related employee benefits to approximately 300 terminated employees and $0.9 million of equipment and other related charges. This is in addition to the approximately 208 employees who were terminated during the fourth quarter ended January 31, 2009 that resulted in a restructuring charge of $9.7 million, which consisted of $6.6 million of severance and related employee benefits, approximately $2.7 million of charges related to the impairment of abandoned facilities and $0.4 million of other equipment charges. All expenses associated with the Company’s restructuring plans are included in “Restructuring” in the Unaudited Condensed Consolidated Statements of Operations.

The following table sets forth an analysis of the components of the restructuring charges and the payments made through May 2, 2009 (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Restructuring liabilities, beginning of period	$7,685	$2,731
Severance and related charges	7,420	—
Equipment and other related charges	916	—
Net cash payments	(8,654)	(1,070)

Restructuring liabilities, end of period	$7,367	$1,661

The Company anticipates that $3.8 million will be paid out in cash during the three months ending August 1, 2009. The remaining facility lease charges included in the restructure liabilities will be paid out through fiscal 2019.

Note 9. Commitments and Contingencies

Warranty obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three months ended May 2, 2009 and May 3, 2008 (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Warranty accrual (included in accrued liabilities):
Beginning balance	$2,094	$2,532
Accruals	2,523	512
Settlements	(412)	(503)

Ending balance	$4,205	$2,541

Intellectual property indemnification

The Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim, including paying for the customer’s attorneys’ fees and costs. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification. Although historically the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. However, the maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

Purchase commitments

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of May 2, 2009, payments totaling $174.2 million (included in prepaid expenses and other current assets and other non-current assets) have been made and approximately $155.0 million of the prepayment has been utilized as of May 2, 2009. At May 2, 2009, there were no outstanding commitments under the agreement.

Under the Company’s manufacturing relationships with foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of May 2, 2009, the amount of open purchase orders to these foundries is approximately $133.9 million.

As of May 2, 2009, the Company had approximately $14.7 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

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

The parties have reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. Plaintiffs filed the fully-executed settlement papers and their motion for preliminary settlement approval with the Court on April 2, 2009. It is uncertain whether the settlement will receive final Court approval.

Section 16(b) Litigation. On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. Numerous similar suits were filed by the same plaintiff against other underwriters relating to other issuers. After a hearing on motions to dismiss filed by the underwriter defendants and some of the issuer defendants (excluding the Company) on January 16, 2009, the district court ordered dismissal of all claims against the moving issuer defendants without prejudice. The court also ordered dismissal of all claims against the underwriter defendants with prejudice. On April 10, 2009, the plaintiffs filed their notice of appeal to those dismissal orders. Appellate briefings will be filed July through September 2009; the Ninth Circuit Court of Appeals has not set a hearing date. No discovery has taken place.

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

The case then proceeded in the trial court. On January 13, 2009, the Court granted a motion disqualifying the Company’s counsel and the Company engaged new counsel. The trial date was continued from March 2, 2009 to May 4, 2009. The claims against the three Company officers were dropped. The parties engaged in extensive discovery. Motions for summary judgment and/or summary adjudication filed by the parties were heard on February 3, 2009 and were all denied except for Jasmine’s motions directed to the Company’s declaratory judgment claims, which were granted. On June 3, 2009, the Court granted the Company’s motion to dismiss Jasmine’s Second Amended Complaint with prejudice, for lack of standing. The Court also entered a 60-day stay of the cross claims to allow Jasmine to seek appellate review.

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

On May 4, 2007, Marvell Semiconductor, Inc. (“MSI”), Marvell Asia Pte., Ltd. (“MAPL”), Marvell International Ltd. (“MIL”) (collectively, the “Company’s Subsidiaries”) filed an action in the United States District Court for the Eastern District of Texas (the “Marvell CSIRO Litigation”) seeking a declaratory judgment against CSIRO that the ‘069 Patent is invalid and unenforceable and that the Company’s Subsidiaries and the Company’s customers do not infringe the ‘069 Patent. The complaint also seeks damages and a license that also covers the Company’s customers on reasonable and non-discriminatory terms in the event the Company’s 802.11a/g/n wireless LAN products are found to infringe and the ‘069 Patent is found to be valid and enforceable.

On December 5, 2007, CSIRO filed its answer to the complaint filed by the Company’s Subsidiaries, as well as counterclaims for willful and deliberate infringement of the ‘069 Patent. CSIRO’s counterclaims included a claim for monetary damages, including triple damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. On April 10, 2008, the Company’s Subsidiaries filed a First Amended Complaint and First Amended Reply to CSIRO’s Answer and Counterclaims. On April 23, 2008, CSIRO filed its Answer and Counterclaims to the First Amended Complaint. On May 12, 2008, the Company’s Subsidiaries filed a Reply and Affirmative Defenses to CSIRO’s amended counterclaims.

On May 22, 2008, the Company’s Subsidiaries filed a motion for summary judgment seeking to invalidate the ‘069 Patent on indefiniteness grounds. The motion was denied on August 14, 2008. The claim construction hearing was held on June 26, 2008 and the claim construction order was issued on August 14, 2008. The trial for the Marvell CSIRO Litigation is scheduled to commence on May 10, 2010.

Shareholder Derivative Litigation. Between June 22, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California. Each of these lawsuits named the Company as a nominal defendant and a number of the Company’s current and former directors and officers as defendants. Each lawsuit sought to recover damages purportedly sustained by the Company in connection with its option granting processes, and sought certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative Litigation. The plaintiffs filed an amended and consolidated complaint on November 1, 2006. On or about March 5, 2008, the parties entered into a memorandum of understanding that tentatively settles and resolves the consolidated action. The terms of the memorandum of understanding include certain corporate governance enhancements and an agreement by the Company to pay up to $16 million in plaintiffs’ attorneys’ fees. This tentative settlement of the consolidated derivative actions requires court approval before it becomes final. The Company accrued the $16 million settlement amount in the fourth quarter of fiscal 2008. On March 20, 2009, the parties submitted formal settlement documentation to the Court seeking preliminary and thereafter final approval for the settlement, at which time payment of the settlement amount will be made. After a hearing held on May 8, 2009, the Court granted preliminary approval of the settlement by written order on May 21, 2009. The hearing for the final court approval is set for July 17, 2009.

Class Action Securities Litigation. Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints allege that the Company and certain of its current and former officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. The complaints seek, on behalf of persons who purchased the Company’s common shares during the period from October 3, 2001 to October 3, 2006, unspecified damages, interest, and costs and expenses, including attorneys’ fees and disbursements. On February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation. On August 16, 2007, plaintiffs filed a consolidated class action complaint. On October 18, 2007, the Company filed a motion to dismiss the consolidated class action complaint. On September 29, 2008, the District Court issued an order granting in part and denying in part Marvell’s motion to dismiss the consolidated class action complaint. The District Court gave the plaintiffs thirty days to amend their complaint. Plaintiffs elected not to amend the complaint and instead have chosen to proceed with the claims that the court did not dismiss. The Company filed its answer to the complaint on January 12, 2009. On June 9, 2009, the parties entered into a stipulation of settlement to resolve the matter. The settlement provides for a payment by the Company to the class of $72 million. This class action settlement is subject to preliminary and then, following notice to class members, final approval by the District Court.

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

On May 27, 2008, defendants in both cases jointly moved to consolidate the co-pending related cases and permit claims involving suppliers of the products to be litigated first. Wi-LAN filed its opposition on June 18, 2008. On September 10, 2008, the Court granted the defendant’s motion to consolidate both actions but denied as premature having the defendant suppliers’ case proceed first. On December 12, 2008, Wi-LAN filed a motion for leave to file a supplemental first amended complaint to add a fourth patent, U.S. Pat. No. 6,549,759 (the “759 Patent”). Defendants opposed this motion on January 23, 2009. The Court issued an order on February 3, 2009, granting Wi-LAN’s motion to add the ‘759 Patent. The Claim Construction Hearing is scheduled for September 1, 2010, and the trial is set to begin on January 4, 2011. MSI believes it does not infringe any valid and enforceable claims of the asserted Wi-LAN patents and will vigorously defend itself in these matters.

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

On December 10, 2008, MSI and MAPL filed a complaint against Wi-LAN in the United States District Court for the Northern District of California asking the Court to find that MSI and MAPL do not infringe the ‘759 Patent that Wi-LAN asserted against the Company’s products. The ‘759 Patent allegedly relates to products compliant with IEEE 802.11, 802.16 and/or Bluetooth standards. MSI and MAPL also asked, in the alternative, that the Court find the patents are invalid and unenforceable. On January 15, 2009, Wi-LAN filed a motion to dismiss a related complaint by Intel for lack of personal jurisdiction, subject matter jurisdiction and improper venue and to transfer to first filed forum (E.D. of Texas). The parties stipulated to extend the time of Wi-LAN to respond to the complaint until ten days after the Court ruled on Wi-LAN’s motion to dismiss or transfer the Intel case. On May 4, 2009, the Court held a hearing on Wi-LAN’s motion, denied the motion to dismiss and took the motion to transfer under advisement.

Carnegie Mellon Litigation. On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company and alleging patent infringement. CMU has asserted two patents (U.S. Patent Nos. 6,201,839 and 6,438,180) purportedly relating to hard disk drive products that incorporate read-channel integrated circuits. On June 1, 2009, MSI and the Company filed their answers and MSI filed counterclaims to the complaint seeking declaratory judgments of non-infringement and invalidity as to both of the asserted patents. MSI and the Company intend to contest this action vigorously. Because this action is in the very early stages, the Company is unable to predict the outcome of this litigation at this time.

PACid Patent Litigation. On March 30, 2009, The PACid Group, LLC filed a complaint in the United States District Court for the Eastern District of Texas, case no. 6:09-cv-00143 LED, which named MSI, Marvell Technology, Inc. (“MTI”), Marvell Semiconductor, Ltd. (“MSL”), the Company and fifteen other companies as defendants. The complaint alleged infringement of two patents purportedly relating to encryption: U.S. Patent Nos. 5,963,646 and 6,049,612. On May 22, 2009, MSI filed its answer and counterclaims to the complaint. On June 1, 2009, MTI, MSL and the Company were dismissed without prejudice. MSI disputes PACid’s claims and MSI intends to contest this action vigorously. Because this action is in the very early stages, the Company is unable to predict the outcome of this litigation at this time.

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

Note 10. Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) in its fiscal year beginning January 29, 2006. SFAS 123R requires the measurement and recognition of compensation expense for all share-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on estimated fair values.

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Cost of goods sold	$4,116	$3,073
Research and development	21,737	29,932
Selling and marketing	3,711	7,348
General and administrative	2,084	4,873

	$31,648	$45,226

Stock-based compensation of $1.4 million and $3.6 million was capitalized in inventory as of May 2, 2009 and January 31, 2009, respectively.

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Volatility	51%	44%	45%	45%
Expected life (in years)	4.6	5.2	1.3	1.3
Risk-free interest rate	1.7%	3.4%	1.8%	4.7%
Dividend yield	—	—	—	—
Weighted average fair value	$3.90	$4.91	$5.39	$6.06

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

Note 11. Shareholders’ Equity

Stock plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 352,560,400 common shares reserved for issuance thereunder as of May 2, 2009. Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting and the exercised shares remain unvested until vested in accordance with the terms of the grant. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”). Under the 1997 Directors’ Plan, an outside director was granted an option to purchase 30,000 common shares upon appointment to the Company’s Board of Directors. These options vested 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining 48 months. An outside director was also granted an option to purchase 6,000 common shares on the date of each annual meeting of the shareholders. These options vested one-twelfth per month over 12 months after the fourth anniversary of the vesting commencement date. Options granted under the 1997 Directors’ Plan could be exercised prior to vesting. The 1997 Directors’ Plan was terminated in October 2007.

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan had 750,000 common shares reserved for issuance thereunder as of May 2, 2009. Under the 2007 Directors’ Plan, an outside director is granted an option to purchase 50,000 common shares upon appointment to the Company’s Board of Directors. These options vest 1/3rd on the one year anniversary of the date of grant and 1/3rd of the shares on each anniversary thereafter. An outside director who has served on the Company’s Board of Directors for the prior six months is also granted an option to purchase 12,000 common shares on the date of each annual meeting of the Company’s shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant.

Under the Option Plan and the 2007 Directors’ Plan, the Company may also grant restricted stock awards, which may be subject to vesting, and stock unit awards, which are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

Employee stock purchase plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, had 49,871,612 common shares reserved for issuance thereunder as of May 2, 2009. Under the Purchase Plan, employees are granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. The

Purchase Plan additionally contains a reset and a rollover provision under which if the price on any purchase date is less than the price on the date of original enrollment, then the existing purchase period shall immediately cease upon purchase and a new two-year purchase period shall commence. Effective on August 20, 2007, offering and purchase periods begin on December 8 and June 8 of each year. Included in the Purchase Plan is a limitation on the number of shares that may be purchased in the event that the market price of the Company’s common shares decreases by more than 25% from one purchase date to the next. In the event the share limitation is triggered, the number of shares an employee may purchase on the subsequent purchase date may not exceed 75% of the number the employee could have purchased at 85% of the market price on the earlier purchase date. This limitation was triggered in connection with the June 2008 purchase period, which ended in December 2008, and remained in effect as of May 2, 2009.

For the three months ended May 2, 2009, the Company recognized $7.4 million of stock-based compensation expense related to the activity under the Purchase Plan. The Company did not issue any shares under the Purchase Plan in the three months ended May 2, 2009. As of May 2, 2009, there was $15.6 million of unrecognized compensation cost related to the Purchase Plan.

Stock option activity under the Company’s stock option plans for the three months ended May 2, 2009 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance at January 31, 2009	85,054	$10.81
Options granted	276	$8.90
Options forfeited/canceled/expired	(1,703)	$16.67
Options exercised	(878)	$4.64

Balance at May 2, 2009	82,749	$10.75

Vested or expected to vest at May 2, 2009	78,890	$10.76

Exercisable at May 2, 2009	52,449	$9.99

Included in the preceding table are options for 2,073,800 common shares granted to certain officers at exercise prices ranging between $6.84 and $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets or achievement of certain operating performance criteria through fiscal 2014.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at May 2, 2009 was $194.8 million and 5.7 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at May 2, 2009 was $144.5 million and 4.2 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of May 2, 2009.

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock units vested and expected to vest as of May 2, 2009 was $43.4 million and 1.4 years, respectively.

Included in the table below is activity related to restricted stock units:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 31, 2009	6,499	$9.58
Granted	7	$8.64
Vested	(1,971)	$11.74
Canceled/Forfeited	(162)	$10.31

Balance at May 2, 2009	4,373	$8.25

The Company’s current practice is to issue new shares to satisfy share option exercises. As of May 2, 2009, compensation costs related to nonvested awards not yet recognized amounted to $235.2 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.9 years and 2.3 years, respectively.

The total tax benefit attributable to options exercised for the three months ended May 2, 2009 was $29,000 as reported on the condensed consolidated statements of cash flows in financing activities. Such excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Note 12. Income Taxes

For the three months ended May 2, 2009 and May 3, 2008, the Company’s effective tax rate was an income tax expense of 1.8% and 10.0%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense, amortization of acquired intangibles and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions. In addition, the effective tax rate for the three months ended May 2, 2009 was impacted by a pretax loss for the current quarter which required the Company to exclude losses in tax jurisdictions for which no benefit would be recognized.

The Company’s total unrecognized tax benefits as of May 2, 2009 and May 3, 2008 were $112.6 million and $114.3 million, respectively. The Company also recorded a FIN 48 liability for potential interest and penalties of $23.6 million and $10.8 million, respectively, as of May 2, 2009. For the three months ended May 2, 2009, the provision for income taxes was reduced by $4.3 million because, in several foreign jurisdictions, the statute of limitations lapsed for uncertain tax positions. If recognized, all of the FIN 48 liabilities recorded to date, except the portion attributable to the unrealized foreign exchange gains and losses, will impact the effective tax rate.

The Company conducts business globally and, as a result, one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Singapore, Japan, Taiwan, China, India, Germany, Israel, Netherlands, Switzerland, the United Kingdom, Canada, Malaysia and the United States. The Company is subject to non-U.S. income tax examinations for years beginning with fiscal year 2002 and for U.S. income tax examinations beginning with fiscal year 2006. The U.S. tax authorities are reviewing employment taxes with regard to the re-measured stock options and have proposed audit assessments for calendar years 2003 through 2006 for which the U.S. subsidiary filed a protest with regard to a portion of the assessment. The Company believes that it has adequately provided for all issues related to these examinations, and the ultimate disposition of these matters is unlikely to have a material adverse affect on the Company’s consolidated financial position.

Note 13. Related Party Transactions

On August 19, 2005, through its subsidiaries MSI and MIL, the Company entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (“C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as other license and manufacturing services agreements of the Company with other third parties for similar technology. The Company recognized none and $1.2 million of revenue under the C2Micro License Agreement during the three months ended May 2, 2009 and May 3, 2008, respectively. As of May 2, 2009, the Company had a receivable of $1.4 million. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC (“Estopia”), are indirect shareholders of C2Micro. Kuo Wei (Herbert) Chang, a member of the Company’s board of directors, is a member of the board of directors of C2 Microsystems and, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2 Microsystems. Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer, and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

On January 8, 2007, the Company, through MIL, entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). The Evaluation License Agreement has no consideration. The Company also incurred $2,000 and $66,000 of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the semiconductor design business of UTStarcom, Inc. during the three months ended May 2, 2009 and May 3, 2008, respectively. On March 30, 2009, the Company entered into an addendum to a technology license agreement with Verisilicon. The Company recorded a license fee of $0.5 million and maintenance fees of $80,000 in the three months ended May 2, 2009. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

On September 28, 2007, the Company, through MIL, entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which the Company licensed technology from Sonics. The Technology Agreement has substantially similar terms as other license agreements of the Company with other third parties. The Company paid

$0.1 million under the Technology Agreement for the license and related maintenance during fiscal 2009. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, serves as a member of the board of directors of Sonics and has a direct and/or indirect ownership interest in the equity of Sonics. There was no expense incurred related to the Technology Agreement during the three months ended May 2, 2009 and May 3, 2008.

On October 31, 2007, the Company entered into a License Agreement with Vivante Corporation (“Vivante”). This License Agreement has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. The Company recorded $0.2 million of expense during the three months ended May 3, 2008 in connection with this License Agreement with Vivante. On August 5, 2008, the Company entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. The Company recorded $2.0 million for the license fee and $0.2 million of maintenance during fiscal 2009, respectively, in connection with this Technology License Agreement. On April 16, 2009, the Company entered into an amendment to the Technology License Agreement with Vivante. The Company recorded $1.0 million for the license fee and $70,000 of maintenance during the three months ended May 2, 2009, respectively, in connection with the amendment to the Technology License Agreement. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

Note 14. Subsequent Event

Shareholder Derivative Litigation

On May 21, 2009, the United States District Court for the Northern District of California issued an order preliminarily approving the settlement. A hearing to determine whether the court should issue an order finally approving the proposed settlement has been scheduled for July 17, 2009.

Class Action Securities Litigation

On June 9, 2009, the Company entered into an agreement to resolve a shareholder class action lawsuit filed against the Company and certain of its former and current officers and directors relating to the Company’s historic stock option granting practices. The settlement provides for a payment by the Company to the class of $72 million. The class action settlement is subject to preliminary and then, following notice to class members, final approval by the United States District Court for the Northern District of California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding the number of days in inventory, inventory levels and levels of accounts receivable; our expectations regarding competition; our expectation regarding decreases in average selling prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our expectations regarding the amount of our future sales in Asia; our expectation regarding the effect of auction rate securities on our working capital needs or other requirements; our expected results, cash flows, and expenses, including those related to research and development, sales and marketing and general and administrative; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue in the second quarter of fiscal 2010 compared with the revenue in the first quarter of fiscal 2010; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources, capital expenditures, investment requirements and commitments to meet our capital needs for the next 12 months; our plan to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our plan regarding forward exchange contracts; the effect of recent accounting pronouncements and changes in taxation rules; our plan of sourcing certain legacy application processor cellular and handset inventory from Intel; and our plan to reduce the global workforce. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of the recent worldwide financial crisis; the international conflict and continued economic volatility in either domestic or foreign markets; the outcome and impact of the litigation related to our historic stock option granting practices; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors.” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip devices leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceiver handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. We are a fabless integrated circuit company, which means that we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

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

Financial markets in the United States, Europe and Asia experienced extreme disruption in the second half of fiscal 2009, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatile energy costs, increases in unemployment rates, and uncertainty about economic stability. In the third quarter of fiscal 2009, concerns related to the deterioration in the global financial and credit markets, including with respect to the availability and cost of credit, contributed to instability in worldwide capital and credit markets and diminished expectations for the U.S. and global economy. These conditions worsened in the fourth quarter of fiscal 2009 and, combined with uncertainty about the global economy in general, contributed to volatility of unprecedented levels and a further economic slowdown. Although governments have taken unprecedented actions in an attempt to alleviate the credit crisis, customers and consumers continued to be cautious with spending in order to conserve cash. This resulted in the slowing of orders from our direct OEM customers and distributors.

On March 5, 2009, in response to the challenging economic environment we announced the implementation of a plan to lower our overall costs and expenses. As a result of this plan and combined with certain cost reduction measures taken in the quarter ended January 31, 2009, we plan to reduce our global workforce by approximately 15%, or approximately 850 employees.

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2010 and fiscal 2009 are comprised of a 52-week period. In this Quarterly Report on Form 10-Q, we refer to the fiscal year ended February 2, 2008 as fiscal 2008, the fiscal year ended January 31, 2009 as fiscal 2009, and the fiscal year ending January 30, 2010 as fiscal 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2009. There have been no material changes in any of our accounting policies during fiscal 2010.

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	May 2, 2009	May 3, 2008
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	49.4	48.4
Research and development and other	38.4	29.6
Selling and marketing	6.3	5.7
General and administrative	19.5	1.6
Amortization of acquired intangible assets	5.8	4.4
Restructuring	1.6	—

Total operating costs and expenses	121.0	89.7

Operating income (loss)	(21.0)	10.3
Interest and other income (expense), net	(0.0)	0.3
Interest expense	(0.0)	(0.9)

Income (loss) before income taxes	(21.0)	9.7
Provision (benefit) for income taxes	0.4	1.0

Net income (loss)	(21.4)%	8.7%

Three Months Ended May 2, 2009 and May 3, 2008

Net Revenue

	Three Months Ended		% Change
	May 2, 2009	May 3, 2008
	(in thousands, except percentage)
Net revenue	$521,434	$804,075	(35.2)%

Net revenue is gross revenue, net of accruals for estimated sales returns and rebates. The decrease in net revenue for the three months ended May 2, 2009 compared to the net revenue for the three months ended May 3, 2008 reflects the negative impacts of the global economic slowdown, which we experienced across each of our product families. Within our storage businesses, a reduction in consumer spending on PCs resulted in lower demand from our hard disk drive customers. Within cellular handheld, wireless and printer semiconductor solution offerings, our products such as mobile phones, gaming devices, and printers were adversely impacted by lower consumer spending as compared to the previous year. We currently expect that revenue in the second quarter of fiscal 2010 will increase moderately from the level of revenue that we reported in the first quarter of fiscal 2010 as we are beginning to see some early signs of recovery in the economic environment and the start of the ramp of some new design wins.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the three months ended May 2, 2009, two customers each represented more than 10% of our net revenue, and totaled 39% of our net revenue. For the three months ended May 3, 2008, one customer represented more than 10% of our net revenue, for a total of 21% of our net revenue. No distributors accounted for more than 10% of our net revenue in the three months ended May 2, 2009 and May 3, 2008, respectively.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 88% and 84% of our net revenue for the three months ended May 2, 2009 and May 3, 2008, respectively. The rest of our sales are to customers located in the United States and other geographic regions. We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in U.S. dollars.

Cost of Goods Sold

	Three Months Ended		% Change
	May 2, 2009	May 3, 2008
	(in thousands, except percentages)
Cost of goods sold	$257,630	$388,842	(33.7)%
% of net revenue	49.4%	48.4%

Cost of goods sold consists primarily of the costs of manufacturing, assembly and test of integrated circuit devices and related overhead costs, product warranty costs, royalties and compensation and associated costs relating to manufacturing support, logistics and quality assurance personnel, including stock-based compensation, excess and obsolescence provisions and purchase accounting adjustments. Cost of goods sold as a percentage of revenue for the three months ended May 2, 2009 compared to the three months ended May 3, 2008 increased due to higher warranty costs, the higher portion of overhead in cost due to the lower production levels and higher stock-based compensation expenses as less is capitalized due to the reduction in inventory levels. Partially offsetting the increase in cost of goods sold as a percentage of revenue was an improved mix of products sold and sales of product previously written down. Our cost of goods sold as a percentage of revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margins and product warranty costs.

Research and Development

	Three Months Ended		% Change
	May 2, 2009	May 3, 2008
	(in thousands, except percentages)
Research and development	$200,249	$238,475	(16.0)%
% of net revenue	38.4%	29.6%

Research and development expense consists primarily of compensation and associated costs relating to development personnel, including stock-based compensation, mask prototype costs, contracted development work costs, net of development fees received from customers, depreciation and amortization expense, patent investigation and filings fees and allocated occupancy costs for these operations. The decrease in research and development expense for the three months ended May 2, 2009 compared to the three months ended May 3, 2008 of $38.2 million was primarily due to lower salary and related expenses of $15.7 million as a result of lower overall headcount from cost reduction efforts. In addition, we received the benefit of $5.3 million of research and development funding from customers for development work in the three months ended May 2, 2009. Stock-based compensation decreased $8.2 million due to older options with relatively higher valuations becoming fully vested along with lower expense due to differences in the vesting schedule of replacement grants versus tendered options as a result of our option exchange program during the fourth quarter ended January 31, 2009. Other decreases in research and development expenses of approximately $8.1 million related to lower discretionary spending due to tight cost controls including evaluation boards and engineering supplies, travel and outside professional services. We currently expect research and development expense during the second quarter ending August 1, 2009 will moderately decline from the level of expense reported during the first quarter ended May 2, 2009 due to the effects of our continued focus on cost controls.

Selling and Marketing

	Three Months Ended		% Change
	May 2, 2009	May 3, 2008
	(in thousands, except percentages)
Selling and marketing	$32,646	$46,088	(29.2)%
% of net revenue	6.3%	5.7%

Selling and marketing expense consists primarily of compensation and associated costs relating to sales and marketing personnel, including stock-based compensation, sales commissions, promotional and other marketing expenses, and allocated occupancy costs for these operations. The decrease in selling and marketing expense in absolute dollars for the three months ended May 2, 2009 compared to the three months ended May 3, 2008 of $13.4 million was primarily due to lower salary and related expenses of $5.0 million due to lower overall headcount of sales and marketing personnel. Stock-based compensation decreased $3.6 million as described above. Additionally, sales rep commissions decreased $1.7 million due to the decrease in revenue and various other selling and marketing costs declined $1.6 million due to cost control efforts. We currently expect that selling and marketing expense during the second quarter ending August 1, 2009 will moderately decline from the level of expense reported during the first quarter ended May 2, 2009 due to the continued focus on cost controls.

General and Administrative

	Three Months Ended		% Change
	May 2, 2009	May 3, 2008
	(in thousands, except percentages)
General and administrative	$101,496	$12,951	683.7%
% of net revenue	19.5%	1.6%

General and administrative expense consists primarily of compensation and associated costs relating to general and administrative personnel, including stock-based compensation, fees for professional services and allocated occupancy costs for these operations. The increase in general and administrative expense for the three months ended May 2, 2009 compared to the three months ended May 3, 2008 of $88.5 million was primarily the result of a $72.0 million legal settlement in connection with the class action securities litigation reflected in the three months ended May 2, 2009, the $24.5 million of insurance recoveries for shareholder derivative, class action and related lawsuits received in the first quarter ended May 3, 2009. This was partially offset by a $10.0 million settlement with the Securities and Exchange Commission investigation regarding our historical stock option granting practices and related accounting matters also recorded for the first quarter ended May 3, 2008. In addition, legal fees increased by approximately $8.0 million due to increased litigation matters, including one of our cases ramping up for trial. Partially offsetting the increase in general and administrative expense was a decrease of $2.8 million in stock-based compensation due to older options with relatively higher valuations becoming fully vested along with lower expense due to differences in the vesting schedule of replacement grants versus tendered options as a result of our option exchange program during the fourth quarter ended January 31, 2009 as described above. Additionally, salary and related costs decreased $1.7 million due to the effects of cost reduction efforts. We currently expect that general and administrative expense during the second quarter ending August 1, 2009 will moderately decline from the level of expense reported during the first quarter ended May 2, 2009.

Amortization of Acquired Intangible Assets

	Three Months Ended		% Change
	May 2, 2009	May 3, 2008
	(in thousands, except percentages)
Amortization of acquired intangible assets	$30,356	$35,247	(13.9)%
% of net revenue	5.8%	4.4%

The decrease in amortization of acquired intangible assets for the three months ended May 2, 2009 compared to the three months ended May 3, 2008 was due to amortization of intangible assets from certain acquisitions being fully amortized and the effects of the write-off of certain purchased intangibles during the fourth quarter ended January 31, 2009.

Restructuring

	Three Months Ended		% Change
	May 2, 2009	May 3, 2008
	(in thousands, except percentages)
Restructuring	$8,336	$—	100.0%
% of net revenue	1.6%	—%

Restructuring charges included in operating expenses increased $8.3 million in the three months ended May 2, 2009 compared to the three months ended May 3, 2008. During the first quarter ended May 2, 2009, in response to the challenging economic environment we implemented certain cost reduction measures that included reductions in workforce in all functions of the organization worldwide, impacting approximately 300 employees. As a result, a restructuring charge of $8.3 million was recorded that consisted of $7.4 million of severance and related employee benefits to the terminated employees and $0.9 million for equipment and other related charges.

Interest and Other Income (Expense), Net

	Three Months Ended		% Change
	May 2, 2009	May 3, 2008
	(in thousands, except percentages)
Interest and other income (expense), net	$(72)	$2,459	(102.9)%
% of net revenue	0.0%	0.3%

Interest and other income (expense), net, consists primarily of interest earned on cash and cash equivalent balances and other realized and unrealized gains and losses including derivatives. The decrease in interest and other income for the three months ended May 2, 2009 compared to the three months ended May 3, 2008 was primarily due to a decrease in market interest rates as well as cumulative foreign exchange losses related to foreign tax reserves as a result of the strengthening of the U.S. dollar. The results for the three months ended May 3, 2008 reflect the effect of the reclassification of foreign exchange gains and losses related to uncertain tax positions from provision (benefit) for income taxes to interest and other income (expense), net.

Interest Expense

	Three Months Ended		% Change
	May 2, 2009	May 3, 2008
	(in thousands, except percentages)
Interest expense	$(88)	$(7,151)	(98.8)%
% of net revenue	0.0%	(0.9)%

Interest expense consists primarily of interest paid on a term loan and capital lease obligations. The decrease in interest expense for the three months ended May 2, 2009 compared to the three months ended May 3, 2008 was primarily due to a decrease in interest expense as a result repayment of principal on the outstanding debt during the fourth quarter ended January 31, 2009.

Provision for Income Taxes

	Three Months Ended		% Change
	May 2, 2009	May 3, 2008
	(in thousands, except percentages)
Provision for income taxes	$2,018	$7,841	(74.3)%
% of pre-tax income (loss)	1.8%	10.1%

For the three months ended May 2, 2009, we recorded an income tax provision of $2.0 million compared to an income tax provision of $7.8 million for the three months ended May 3, 2008. The effective tax rates are influenced by non-tax-deductible expenses, such as stock-based compensation expense, amortization of acquired intangibles, and accounting for uncertain tax positions in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Tax Positions,” or FIN 48. For the three months ended May 2, 2009, the effective tax rate was impacted by a pretax loss which required us to exclude losses in tax jurisdictions for which no benefit would be recognized. For the three months ended May 2, 2009, the provision for income taxes was reduced by $4.3 million because, in several foreign jurisdictions, the statute of limitations lapsed for uncertain tax positions.

Liquidity and Capital Resources

Our principal source of liquidity as of May 2, 2009 consisted of $1,083.7 million of cash, cash equivalents, restricted cash and short-term investments of which $24.5 million is restricted for use in a legal settlement. Since our inception, we have financed our operations through a combination of sales of equity securities, debt financing and cash generated by operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $144.5 million for the three months ended May 2, 2009 compared to net cash provided by operating activities of $130.2 million for the three months ended May 3, 2008. The increase in cash from operations in the three months ended May 2, 2009 was primarily due to significant improvements in working capital, including a decrease in inventories of $106.3 million primarily due to our efforts to control our inventory levels as a result of the current economic environment. Accrued liabilities and other increased primarily due to a legal settlement in connection with the class action securities litigation. In addition, accounts payable increased by $30.7 million due to efforts to extend payment periods to vendors. Finally, accrued employee compensation increased $13.0 million due primarily to an increase in employee stock purchase plan contributions and prepaid and other assets decreased $14.3 million due to a decrease in the receivable from one of our foundries and amortization of CAD licenses.

Significant working capital changes offsetting positive cash flows for the three months ended May 2, 2009 related to an increase in accounts receivable of $63.3 million due primarily to the timing of revenue recorded as we experience much of the increase in revenue late in the quarter.

Significant working capital change contributing to positive cash flow in the three months ended May 3, 2008 was the decrease in inventories of $55.9 million. The decrease in inventories was primarily due to the completion of contractual obligations under the original supply agreement with Intel as well as concentrated efforts to reduce inventory levels. Also contributing to the increase in cash flows was a decrease in prepaid expenses and other assets of $32.5 million primarily due to the utilization of prepaid foundry capacity and prepaid wafers. In addition, accrued employee compensation increased $16.9 million due primarily to an increase in employee stock purchase plan contributions and the timing of accrued salary.

Significant working capital changes offsetting positive cash flows in the three months ended May 3, 2008 included a decrease in accounts payable of $63.1 million due to the timing of payments and a decrease in accrued liabilities and other of $18.8 million attributable to decreased in accrued sales rebates and accrued legal fees. Accounts receivable increased $38.2 million due primarily to higher revenues in the period. Restricted cash increased $24.5 million due to proceeds from settlement with our directors’ and officers’ insurance carriers with the settlement requiring the proceeds to be used towards the consolidated derivative actions settlement and any future class action securities litigation settlement.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12.7 million for the three months ended May 2, 2009 compared to $16.9 million for the three months ended May 3, 2008. The net cash used in investing activities for the three months ended May 2, 2009 was due to purchases of property and equipment of $3.4 million and purchases of technology licenses for $9.3 million. The net cash used in investing activities for the three months ended May 3, 2008 was due to purchases of property and equipment of $30.5 million and purchases of investments of $10.1 million, partially offset by sales and maturities of investments of $23.8 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $19,000 for the three months ended May 2, 2009 compared to net cash provided by financing activities of $15.1 million for the three months ended May 3, 2008. For the three months ended May 2, 2009 and May 3, 2008, net cash used in financing activities was attributable to principal payments on debt obligations and capital leases partially offset by proceeds from the issuance of common shares under our stock option plans.

Contractual Obligations and Commitments

In connection with the acquisition of the communications and applications processor business of Intel, or the ICAP Business, we entered into a product supply agreement with Intel. Although we have met the contractual obligations under the original supply agreement and have transitioned certain products to our fabrication partners, we anticipate that we will continue to source certain legacy application processor cellular and handset inventory from Intel. As of May 2, 2009, we had no non-cancellable purchase orders under this arrangement.

In February 2005 and as amended in March 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extended the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of May 2, 2009, all payments (included in prepaid expenses and other current assets and other non-current assets) had been made and approximately $155.0 million of the prepayment had been utilized. At May 2, 2009, there were no outstanding commitments under the agreement.

Under our manufacturing relationships with foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of May 2, 2009, the amount of open purchase orders to these foundries is approximately $133.9 million.

As of May 2, 2009, we had approximately $14.7 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

The following table summarizes our contractual obligations as of May 2, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	There- after	Total
	(remaining nine months)
Contractual obligations:
Operating leases	$35,660	$31,243	$20,199	$13,321	$1,889	$8,726	$111,038
Capital lease obligations	1,563	2,084	522	—	—	—	4,169
Purchase commitments to foundries	133,923	—	—	—	—	—	133,923
Capital purchase obligations	14,694	—	—	—	—	—	14,694

Total contractual cash obligations	$185,840	$33,327	$20,721	$13,321	$1,889	$8,726	$263,824

Included in operating lease commitments are lease payments for computer aided design software license agreements and airplane lease commitments.

In addition to the above commitments and contingencies, as of May 2, 2009, we recorded $112.6 million of unrecognized tax benefits as liabilities in accordance with FIN 48. We also recorded a liability for potential interest and penalties of $23.6 million and $10.8 million, respectively, as of May 2, 2009. During the next 12 months, we believe that audit resolutions and the expiration of statute of limitations could potentially reduce our unrecognized tax benefit by up to $36.5 million. However, this amount can change because we continue to have ongoing negotiations with various tax authorities throughout the year. At this time, we are unable to make a reasonably reliable estimate of the amount of payments in each year beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Prospective capital needs: We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from exercise of employee stock options will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months, including the $72 million to be paid in connection with the settlement of the shareholder class action lawsuit. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. However, we are named as defendants to several litigation actions and an unfavorable outcome in such actions could have a material adverse effect on our cash flows, including potential impacts to certain covenants under our existing credit agreement. To the extent that our existing cash, cash equivalents and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into additional acquisitions of businesses, assets, products, technologies or other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

Off-Balance Sheet Arrangements

As of May 2, 2009, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, or IPRD, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Although the adoption of SFAS 141R during the first quarter ended May 2, 2009 had no impact on our financial position and results of operations, we expect it will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of February 1, 2009.

In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, to partially defer SFAS No. 157, “Fair Value Measurements,” or SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of FSP 157-2 during the first quarter ended May 2, 2009 did not have a material impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 during the first quarter ended May 2, 2009 did not have a material impact on our financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The adoption of FSP FAS 142-3 during the first quarter of fiscal 2010 did not have an impact on our financial position and results of operations.

In April 2009, the FASB issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Or FSP

FAS 115-2 and FSP FAS 124-2, respectively, and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1, respectively, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the impact of adopting these Staff Positions.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141R for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 could have an impact on our financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

Related Party Transactions

On August 19, 2005, through our subsidiaries MSI and Marvell International Ltd., or MIL, we entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc., or the C2Micro License Agreement. The C2Micro License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties for similar technology. We recognized none and $1.2 million of revenue under the C2Micro License Agreement during the three months ended May 2, 2009 and May 3, 2008, respectively. As of May 2, 2009, we had a receivable of $1.4 million from C2 Microsystems. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Kuo Wei (Herbert) Chang, a member of our Board of Directors, is a member of the board of directors of C2 Microsystems and through his ownership, and control of C-Squared venture entities, is also an indirect shareholder of C2 Microsystems. Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

On January 8, 2007, through our subsidiary MIL, we entered into a Library/IP/Software Evaluation License Agreement, or the Evaluation License Agreement, with VeriSilicon Holdings Co., Ltd. The Evaluation License Agreement has no consideration. We incurred $2,000 and $66,000 of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the UTStarcom Business during the first quarter ended May 2, 2009 and May 3, 2009, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI. In March, 2009, we entered into an addendum to this core license agreement with Verisilicon. We recorded a license fee of $0.5 million and maintenance fees of $80,000 for the three months ended May 2, 2009. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

On September 28, 2007, through our subsidiary MIL, we entered into a Master Technology Agreement with Sonics, Inc., pursuant to which we have licensed technology from Sonics. The Master Technology Agreement has substantially similar terms as other license agreements with other third parties. We paid $0.1 million for maintenance during fiscal 2009. Kuo Wei (Herbert) Chang, a member of our Board of Directors, serves as member of the board of directors of Sonics and has a direct and/or indirect ownership interest in the equity of Sonics. There was no expense incurred related to the Technology Agreement during the three months ended May 2, 2009 and May 3, 2008.

On October 31, 2007, we entered into a License Agreement with Vivante Corporation, or the Vivante Agreement. The Vivante Agreement has substantially similar terms as other license agreements with other third parties for similar technology. We recorded $0.2 million of expense during fiscal 2009 in connection with the Vivante Agreement. In August 2008, we entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology. In January 2009, we entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. We recorded $2.0 million for the license fee and $0.2 million of maintenance during fiscal 2009 in connection with this Technology License Agreement. In April 2009, the Company entered into an amendment to the Technology License Agreement with Vivante. We recorded $1.0 million for the license fee and $70,000 of maintenance during the three months ended May 2, 2009 in connection with the amendment to the Technology License Agreement. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of our Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of May 2, 2009 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Auction rate securities are presented below with an expected fiscal year maturity date beyond five years because of recent auction failures. As a result, we believe that we have the ability to hold the securities for a period of longer than 12 months and thus have classified the auction rate securities based on the stated maturity date.

	Expected Fiscal Year Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Variable Rate	$—	$—	$—	$—	$—	$41,850	$41,850	$39,655
Average Interest Rate	—	—	—	—	—	1.42%	1.42%

As of May 2, 2009 and January 31, 2009, our investment portfolio included $41.9 million in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Our auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program, or the FFELP and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education, the DOE. All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase.

In the fourth quarter ended January 31, 2009, UBS, one of the brokers in which we purchase auction rates securities from, offered a settlement where UBS has the right to call and sell one of the auction securities we purchased from them at par value of $5 million at a future date. As a result of our participation in this settlement, we included the put option from the settlement in the long term investments and elected to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, or SFAS 159, to measure the put option at fair value. We also elected to transfer this auction rate security to trading securities from available-for-securities pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, as our intent is to exercise the put option at a future date.

As of May 2, 2009, the estimated fair values of the auction rate securities were $2.2 million less than their par value. Based primarily on our ability and intent to hold these securities until recovery and the extent of impairment, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity as of May 2, 2009. We specifically noted that we had approximately 4.0% of our total cash invested in these auction rate securities, a balance of approximately $1.1 billion in cash and cash equivalents other than auction rate securities and restricted cash and that we continue to generate positive cash flow on a quarterly basis.

To the extent we determine that any impairment is other-than-temporary, the impairment would be recorded to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, these auction rate securities have been classified as long-term investments as of May 2, 2009.

At any time, fluctuations in interest rates could affect interest earnings on our cash, cash equivalents, and short-term investments, or the fair value of our investment portfolio.

Investment Risk. We invest in equity instruments of privately held companies for business and strategic purposes. These investments, which totaled $7.1 million at May 2, 2009, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations of these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

Foreign Currency Exchange Risk. In general, we conduct the majority of our business around the world in U.S. dollars. Substantially all of our sales and the majority of our expenses to date have been denominated in U.S. dollars, and, as a result, we have relatively limited exposure to foreign currency exchange risk. Since we operate in many countries throughout the world, we record potential tax liabilities and the related effects of foreign exchange fluctuations on those tax liabilities to other income and expense. Significant fluctuations in exchange rates in countries where we record tax liabilities or incur operating expenses in local currency could affect our business and operating results in the future. We pay certain of our payroll and other operating expenses in local currencies and hold certain assets and liabilities in local currencies. Thus, we may experience both realized and unrealized foreign currency gains and losses due to these local currency exposures. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates. Occasionally, we will enter into short-term forward exchange contracts to hedge exposures for purchases denominated in foreign currencies such as the Singapore Dollar and the Israeli shekel. We do not enter into any other derivative financial instruments for trading or speculative purposes. Generally, our practice is to hedge only the most significant of its foreign exchange exposures, typically for three to 12 months. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. As of May 2, 2009, we had $45.4 million of notional value in forward contracts designated as cash flow hedges with an unrealized loss of $1.1 million and $21.1 million of notional value of forward contracts not designated as hedges with a realized loss of $0.5 million. We had no forward contracts as of January 31, 2009. (See Note 5) If foreign currency rates were to fluctuate by 10% from rates as of May 2, 2009, our consolidated financial position, operating results and cash flows could be materially affected.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 2, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth under Note 9 – Commitments and Contingencies (Contingencies) of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this quarterly report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2009 and subsequent reports on Forms 10-Q and 8-K. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

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

•	order or shipment cancellations, rescheduling or deferrals of significant customer orders;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	gain or loss of a key customer;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to exercise stringent quality control measures to obtain high yields;

•	effective and timely update of equipment and facilities as required for leading edge production capabilities; and

•	any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

Recently global credit and financial markets have been experiencing extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatile energy costs, increases in unemployment rates, and uncertainty about economic stability. As a result, we experienced cancellations, deferrals and a significant slowdown in orders and anticipate that these lower revenue levels could continue for the foreseeable future. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause global businesses to slow spending on our products and services, which would delay and lengthen sales cycles. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, global or in the hard disk drive and semiconductor industry. If the economy or markets in which we operate continue to deteriorate, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could adversely impact our results of operations.

Changes in our management may cause uncertainty in, or be disruptive to, our business.

We have experienced significant changes in our management and our Board of Directors in recent years. In May 2007, our former Chief Financial Officer resigned. In addition, our former Executive Vice President and Chief Operating Officer, who is one of our co-founders, resigned from those executive officer positions and as a member of our Board of Directors but continued to serve in various non-executive officer positions for our U.S. operating subsidiary. In June 2008, we hired a Chief Financial Officer to replace our Interim Chief Financial Officer who transitioned to Acting Chief Operating Officer. The service of our Acting Chief Operating Officer concluded in October 2008 and our Chief Financial Officer was appointed to serve as Interim Chief Operating Officer until a permanent replacement can be hired. We also recently hired a new general counsel of our U.S. operating subsidiary. If we cannot recruit a qualified permanent replacement for the position of Chief Operating Officer, our business may suffer. Moreover, we continue to search for new independent directors to fill the existing vacancies on our Board of Directors, and two of the independent directors currently on our Board of Directors joined our Board of Directors in October 2007 and July 2008, respectively. An independent director was appointed to a new position of Lead Independent Director in April 2009. Although we will endeavor to implement any director and management transition in as non-disruptive a manner as possible, any such transition might impact our business, and give rise to uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. Our future success will depend to a significant extent on the ability of our management team to work together effectively. The loss of any of our management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Moreover, our success will depend on our ability to attract, hire and retain qualified management and other key personnel and on the abilities of the new management personnel to function effectively, both individually and as a group, going forward. If we are unable to attract and retain effective qualified replacements for our key executives and board of directors positions in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected and our ability to execute our business model could be impaired.

The tentative settlements of pending consolidated shareholder derivative and class action lawsuits require the court’s final approval and may not be approved by the court.

On or about March 5, 2008, the parties to the consolidated shareholder derivative action relating to our historic stock option granting practices entered into a memorandum of understanding that tentatively settles and resolves the matter. On May 21, 2009, the court issued an order preliminarily approving the settlement. A hearing to determine whether the court should issue an order finally approving the proposed settlement has been scheduled for July 17, 2009. The court may not grant final approval of the tentative settlement.

On June 9, 2009, we entered into an agreement to resolve the shareholder class action lawsuit filed against us and certain of our former and current officers and directors relating to our historic stock option granting practices. This class action settlement is subject to preliminary and then, following notice to class members, final approval by the United States District Court for the Northern District of California. The court may not grant preliminary or final approval of this tentative settlement.

If either of these tentative settlements is not finally approved by the court, the parties might elect or be required to continue litigating these matters. This may cause us to incur substantial additional litigation costs and expenses and other liabilities, and may be distracting to management.

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

As of May 2, 2009 and January 31, 2009, our investment portfolio included $41.9 million in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Our auction rate securities are all backed by student loans originated under the FFELP, and are over-collateralized, insured and guaranteed by the DOE. All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase.

In the fourth quarter ended January 31, 2009, UBS, one of the brokers who we purchased auction rate securities from, offered a settlement where UBS has the right to call and sell one of the auction securities we purchased from them at par value of $5 million at a future date. As a result of our participation in this settlement, we included the put option from the settlement in long term investments and elected to apply SFAS 159 to measure the put option at fair value. We also elected to transfer this auction rate security to trading securities from available-for-securities pursuant to SFAS 115, as our intent is to exercise the put option at a future date.

As of May 2, 2009, the estimated fair values of the auction rate securities were $2.2 million less than their par value. Based primarily on our ability and intent to hold these securities until recovery and the extent of impairment, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity as of May 2, 2009. We specifically noted that we had approximately 4.0% of our total cash invested in these auction rate securities, a cash balance of approximately $1.1 billion in cash and cash equivalents other than auction rate securities and restricted cash, and that we continue to generate positive cash flow on a quarterly basis.

To the extent we determine that any impairment is other-than-temporary, the impairment would be recorded to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, these auction rate securities have been classified as long-term investments as of May 2, 2009.

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

In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, acquired IPRD, charges and other intangible assets, which could result in significant impairment and acquired IPRD charges and amortization expense in future periods. It may also be necessary for us to take other financial charges and reserves as a result of acquisitions, such as inventory write-downs. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to potential impairment charges on certain assets.

Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had approximately $2.0 billion of goodwill and $256.2 million of intangible assets on our balance sheet as of May 2, 2009. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant impairment charges, which could negatively impact our financial results. For example, as a result of our analysis related to acquired intangible assets, we recorded an impairment charge of $15.6 million in the fourth quarter ended January 31, 2009. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

We receive a significant amount of our revenues from a limited number of customers. For the first quarter ended May 2, 2009, two customers accounted for a total of approximately 39% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

The rapidly changing nature of the global economy and the markets in which we sell our products limits our ability to accurately forecast quarterly and annual sales. Additionally, because many of our expenses are fixed in the short term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If our sales do not increase as anticipated, our profitability could be adversely affected due to our higher expense levels. For example, in the fourth quarter ended January 31, 2009, we implemented cost reduction measures to reduce operating expenses due to the challenging economic environment. Further, in the first quarter ended May 2, 2009, we announced plans that combined with the cost reduction measures taken in the fourth quarter ended January 31, 2009, will reduce our global workforce by approximately 15%, or approximately 850 employees. We expect cost savings from this restructuring to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts.

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

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, we have experienced periods of rapid growth and expansion. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,308 employees, as of May 2, 2009. Nonetheless, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our costs and operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations. In addition, if such demand does not materialize at the pace which we expect, we may scale down our business further through additional expense and headcount reductions as well as facility consolidations or closures that could result in restructuring charges that would materially and adversely affect our results of operations. For example, in the fourth quarter ended January 31, 2009, we implemented cost reduction measures to reduce operating expenses due to the challenging economic environment. Further, in the first quarter ended May 2, 2009, we announced plans that combined with the cost reduction measures taken in the fourth quarter ended January 31, 2009, will reduce our global workforce by approximately 15%, or approximately 850 employees.

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

We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin, or, conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchase orders for our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face volatile pricing and unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce our gross margin and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would forgo revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not timely pay for these products, we could incur significant charges against our income.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as our Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 18% of our outstanding common shares as of May 2, 2009. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could further delay or prevent an acquisition, under certain circumstances.

Under Bermuda law, all of our officers, in exercising their powers and discharging their duties, must act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Majority shareholders do not owe fiduciary duties to minority shareholders. As a result, the minority shareholders will not have a direct claim against the majority shareholders in the event the majority shareholders take actions that damage the interests of minority shareholders. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda, except that Bermuda courts would be expected to follow English case law precedent, which would permit a shareholder to bring an action in our name if the directors or officers are alleged to be acting beyond our corporate power, committing illegal acts or violating our Memorandum of Association or Second Amended and Restaetd Bye-Laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requiring the approval of a greater percentage of the company’s shareholders than those who actually approved it.

The Companies Act 1981 of Bermuda, as amended, provides that when one or more shareholders believes the affairs of a company are being conducted in a manner which is prejudicial to the interest of some of the shareholders, a Bermuda court, upon petition, may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company, and in the case of a purchase of the shares by the company, for the reduction accordingly of the company’s capital or otherwise.

As a result of our global operations, we face foreign business, political and economic risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 88% of our net revenue for the quarter ended May 2, 2009, 86% of our net revenue in fiscal 2009, 84% of our net revenue in fiscal 2008 and 89% of our net revenue in fiscal 2007.

We have substantial operations, including approximately 21% of our workforce as of May 2, 2009, in Israel. These operations are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt these operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel.

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

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross margin.

The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. We may not be able to maintain or improve the gross margins and our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our efficiency through increasing sales volumes, reducing our costs, or developing new or enhanced products on a timely basis with higher selling prices or gross margin.

Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margin. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to do so again in the future.

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

Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available under licenses, such as the GNU General Public License which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. In addition, there is little or no legal precedent for interpreting the terms of certain of these open source licenses, including the determination of which works are subject to the terms of such licenses. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

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

In addition, many of our contracts with our customers require us to indemnify our customers’ products against claims alleging infringement of the proprietary rights of other parties. We have agreed to indemnify select customers for claims made against our products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. For example, customers have requested us to indemnify them in connection with a patent infringement lawsuits filed in Texas by Australia’s Commonwealth Scientific and Industrial Research Organization, or CSIRO, which alleged its asserted patent is essential to the 802.11 wireless standard. We have filed an action, also in Texas, against CSIRO seeking a declaratory judgment that CSIRO’s patent is invalid and unenforceable and that we and our customers do not infringe the CSIRO patent. Similarly, certain customers have asked us to indemnify them in connection with patent infringement lawsuits filed in Texas by Wi-Lan, a Canadian company, who likewise alleges its asserted patents are essential to the 802.11 wireless standard. Marvell is also named as a defendant in those cases. In addition, we filed a declaratory judgment action in California against Wi-Lan asking the court to find that our products do not infringe a certain Wi-Lan patent that Wi-Lan claims read on products that practice IEEE 802.11, 802.16 and/or Bluetooth standards. We believe our products do not infringe any valid and enforceable claims of the asserted CSIRO or Wi-Lan patents under an appropriate construction of these patents’ claims and we will vigorously defend ourselves in these matters.

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

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications and e-mail. These information systems are subject to attacks, failures and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks. While we believe that our information systems are appropriately controlled and that we have processes in place to adequately manage these risks, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

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

The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. Initially, this tax exemption was to expire after ten years, but the Economic Development Board of Singapore in June 2006 agreed to extend the term to 15 years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. In light of the current economic downturn, we are in discussion with the Economic Development Board of Singapore to amend part of the pioneer conditions for the future years. We intend to come to an agreement that would preserve the 15 year tax exemption status and expect to receive the final amendments from the Economic Development Board of Singapore by July 2009. If our Pioneer Status is terminated early, our financial results could be harmed.

On February 2, 2008, two Israeli subsidiaries, Marvell Software Solutions Israel Ltd. formerly known as Radlan Computer Communications Ltd. and Marvell DSPC Ltd., or Marvell DSPC, merged into Marvell Israel (M.I.S.L) Ltd., or MISL. In December 2008, the Israel Tax Authorities ruled that the merger agreement under §103H of the Israel Tax Ordinance would allow offset of carryforward net operating losses against the taxable income generated by the merged company but limited to 20% of the accumulated net operating losses prior to the merger or no greater than 50% of the taxable income generated by the merged company during the five years following the merger. Any significant changes to our operations in Israel may require a valuation allowance to offset our deferred tax assets which consequently could adversely affect our financial results.

Under the law, including Amendment No. 60 to the law that was published in April 2005, by virtue of the “approved or benefited enterprise” status granted to certain of its enterprises, the Israeli subsidiaries are entitled to various tax benefits. Two divisions, MISL and Marvell DSPC, have five approved programs and one program under the amended law. The first program was approved for MISL in 1995 and the most recent was approved in 2006. Marvell DSPC has five approved programs and two programs under the amended law; with the first approved in 1990 and the most recent in 2007. The benefit period is generally 10 to 15 years and begins commencing in the first year in which our Israeli subsidiaries earn taxable income from the approved or benefited enterprises provided the maximum period to which it is restricted by law has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020. As our tax holidays expire, we expect that we will start paying income tax at the statutory tax rate on our operations within these development regions which will adversely impact our effective tax rate.

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

•

requiring a vote of two-thirds of the outstanding shares to approve any change of corporate control in the event the action is not approved by at least 66 2/3% of the directors holding office at the date of the Board meeting to approve the action.

These change in corporate control provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

June 10, 2009	By:	/s/ CLYDE R. HOSEIN
Date		Clyde R. Hosein
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.