Form 10-Q
period 2009-08-01
MARVELL TECHNOLOGY GROUP LTD
filed 2009-09-10
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of common shares of the registrant outstanding as of August 31, 2009 was 622,706,833 shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 1, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,254,807	$927,409
Restricted cash	24,500	24,500
Accounts receivable, net	328,462	222,101
Inventories	211,383	310,654
Prepaids and other current assets	56,387	61,268
Deferred income taxes	14,383	14,383

Total current assets	1,889,922	1,560,315
Property and equipment, net	352,719	390,853
Long-term investments	39,333	40,541
Goodwill	1,997,662	1,997,630
Acquired intangible assets, net	229,778	286,534
Other non-current assets	132,117	138,327

Total assets	$4,641,531	$4,414,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$268,541	$139,028
Accrued liabilities	157,074	83,113
Accrued employee compensation	91,048	92,022
Income taxes payable	48,554	35,803
Deferred income	42,027	57,895
Current portion of capital lease obligations	1,862	1,787

Total current liabilities	609,106	409,648
Capital lease obligations, net of current portion	1,501	2,451
Non-current income taxes payable	115,556	123,379
Other long-term liabilities	58,296	49,655

Total liabilities	784,459	585,133

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares	1,245	1,233
Additional paid-in capital	4,453,177	4,372,265
Accumulated other comprehensive loss	(673)	(718)
Accumulated deficit	(596,677)	(543,713)

Total shareholders’ equity	3,857,072	3,829,067

Total liabilities and shareholders’ equity	$4,641,531	$4,414,200

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net revenue	$640,620	$842,575	$1,162,054	$1,646,650
Operating costs and expenses:
Cost of goods sold	288,059	405,913	545,689	794,755
Research and development	192,664	249,714	392,913	488,189
Selling and marketing	32,384	41,834	65,030	87,922
General and administrative	28,562	30,989	130,058	43,940
Amortization of acquired intangible assets	26,446	34,988	56,802	70,235
Restructuring	4,956	—	13,292	—

Total operating costs and expenses	573,071	763,438	1,203,784	1,485,041

Operating income (loss)	67,549	79,137	(41,730)	161,609
Interest and other income, net	1,793	4,405	1,721	6,864
Interest expense	(1,514)	(5,159)	(1,602)	(12,310)

Income (loss) before income taxes	67,828	78,383	(41,611)	156,163
Provision for income taxes	9,335	7,016	11,353	14,857

Net income (loss)	$58,493	$71,367	$(52,964)	$141,306

Net income (loss) per share:
Basic	$0.09	$0.12	$(0.09)	$0.23

Diluted	$0.09	$0.11	$(0.09)	$0.22

Weighted average shares:
Basic	620,881	606,860	619,779	604,041

Diluted	648,110	637,832	619,779	631,091

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net income (loss)	$(52,964)	$141,306
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,405	56,650
Stock-based compensation	61,663	92,853
Amortization of acquired intangible assets	56,802	70,235
Fair market value adjustment to Intel inventory sold	(3,076)	(10,757)
Excess tax benefits from stock-based compensation	(69)	(494)
Net impact of derivative contracts	(827)	—
Deferred income taxes	5,868	—
Changes in assets and liabilities:
Restricted cash	—	(24,500)
Accounts receivable	(106,361)	(138,626)
Inventories	100,587	103,327
Prepaids and other assets	9,748	42,810
Accounts payable	133,781	5,878
Accrued liabilities and other	69,059	(33,999)
Accrued employee compensation	(974)	9,995
Income taxes payable	4,928	5,814
Deferred income	(1,708)	(7,415)

Net cash provided by operating activities	326,862	313,077

Cash flows from investing activities:
Purchases of investments	—	(10,172)
Sales and maturities of investments	50	23,793
Purchases of technology licenses	(12,550)	(1,250)
Purchases of property and equipment	(7,179)	(46,532)

Net cash used in investing activities	(19,679)	(34,161)

Cash flows from financing activities:
Proceeds from the issuance of common shares	21,021	67,656
Principal payments on capital lease and debt obligations	(875)	(103,405)
Excess tax benefits from stock-based compensation	69	494

Net cash provided by (used in) financing activities	20,215	(35,255)

Net increase in cash and cash equivalents	327,398	243,661
Cash and cash equivalents at beginning of period	927,409	615,648

Cash and cash equivalents at end of period	$1,254,807	$859,309

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and its Significant Accounting Policies

The Company

Marvell Technology Group Ltd., a Bermuda company (the “Company”), is a leading global semiconductor provider of high-performance application specific standard products. The Company’s core strength of expertise is the development of complex System-on-a-Chip devices leveraging its extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. The Company’s broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceiver handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions.

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2010 and fiscal 2009 are comprised of a 52-week period.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of August 1, 2009, the results of its operations for the three and six months ended August 1, 2009 and August 2, 2008, and its cash flows for the six months ended August 1, 2009 and August 2, 2008. The January 31, 2009 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for the year ended January 31, 2009 but does not include all disclosures required by GAAP. Certain reclassifications have been made to conform to the current period’s presentation.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 as filed on March 28, 2009 with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended August 1, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Subsequent Events

The Company has evaluated subsequent events through September 10, 2009, the date of this Quarterly Report on Form 10-Q.

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

Investments

The Company’s marketable investments are classified as available-for-sale and trading securities and are reported at fair value. Unrealized gains and losses are reported, net of tax, if any, in accumulated other comprehensive income (loss), a component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income, net.

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

For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges and for other derivatives not designated as hedging instruments under SFAS 133 that the Company uses to hedge monetary assets or liabilities denominated in currencies other than the U.S. dollar, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company places its cash primarily in checking and money market accounts. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the limited customer base located primarily in the Asia Pacific Region, are substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the account receivable balances and current economic conditions that may affect a customer’s ability to pay.

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

Property and equipment, net

Property and equipment, net, including capital leases and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation for property and equipment other than buildings is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years. Buildings are depreciated over an estimated useful life of 30 years and building improvements are depreciated over estimated useful lives of 15 years. Land is not depreciated. Assets held under capital leases and leasehold improvements are amortized over the shorter of term of lease or their estimated useful lives.

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

Goodwill is measured and tested for impairment on an annual basis during the fourth fiscal quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process since its implementation of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), because the fair value of the reporting unit has exceeded its net book value at every measurement date.

Impairment of long-lived assets

Long-lived assets include equipment, furniture and fixtures, privately-held equity investments and intangible assets. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Revenue recognition

The Company accounts for its revenues under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Under these provisions, the Company recognizes revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns. However, some of the Company’s sales are made through distributors under agreements allowing for price protection, shipped from stock pricing adjustment rights and limited rights of return on product unsold by the distributors. Although title passes to the distributor upon shipment terms and payment by the Company’s distributors is not contingent on resale of the product, product revenue on sales made through distributors with price protection, shipped from stock pricing adjustment rights and stock rotation rights is deferred until the distributors sell the product to end customers because the Company’s selling price is not fixed and determinable and the Company is not able to reliably estimate future returns. Deferred revenue less the related cost of the inventories is reported as deferred income. The Company does not believe that there is any significant exposure related to impairment of deferred cost of sales, as its historical returns have been minimal and inventory turnover for its distributors generally ranges from 60 to 90 days. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time it also may request a customer to accept a shipment of product before its original requested delivery date, in which case, revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be “reasonably assured,” and fees are not fixed or determinable if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns and other known factors. Actual returns could differ from these estimates.

The Company accounts for rebates in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and, accordingly, records reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in the Company’s various rebate agreements.

Research and development expenses

Research and development expenses are expensed as incurred.

Accounting for income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the income tax basis of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, and gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered or settled, a difference between the tax basis of an asset or liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or assets are recovered, hence giving rise to a deferred tax liability or asset, respectively. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company would establish a valuation allowance. The Company accounts for uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Tax Positions” (“FIN 48”). The Company classifies accrued interest and penalties as part of the accrued FIN 48 liability and records the expense within the provision for income taxes. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement.

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

Warranty

The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product. The Company’s products typically carry a standard 90-day warranty, with certain exceptions in which the warranty period can range from one to five years. The warranty accrual is primarily estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. From time to time, the Company becomes aware of specific warranty situations, which are relatively large and it records specific amounts to cover these exposures in addition to the standard run rate provisions.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of FSP 157-2 in the first quarter of fiscal 2010 did not have a material impact on the Company’s financial position and results of operations.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The adoption of FSP 142-3 in the first quarter of fiscal 2010 did not have an impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued three related Staff Positions: (i) FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2” and “FSP 124-2”), and (iii) FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”), are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. Adoption of these Staff Positions during the second quarter of fiscal 2010 did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141R for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects that FSP 141R-1 could have an impact on its financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance in SFAS 165 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The adoption of SFAS 165 in the second quarter of fiscal 2010 did not have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 makes the FASB Accounting Standards Codification (“Codification”) the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards. The adoption of SFAS 168 will only impact references for accounting guidance and the Company does not expect the adoption of SFAS 168 to have a material impact on the Company’s financial position or results of operations.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of August 1, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Long-term investments:
Available-for-sale:
Auction rate securities	$36,800	$—	$(2,467)	$34,333

Trading securities:
Auction rate securities and settlement option	5,000	—	—	5,000

Total long-term investments	$41,800	$—	$(2,467)	$39,333

Total investments	$41,800	$—	$(2,467)	$39,333

	As of January 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Long-term investments:
Available-for-sale:
Auction rate securities	$36,850	$—	$(1,309)	$35,541

Trading securities:
Auction rate securities and settlement option	5,000	—	—	5,000

Total long-term investments	$41,850	$—	$(1,309)	$40,541

Total investments	$41,850	$—	$(1,309)	$40,541

As of August 1, 2009 and January 31, 2009, the Company’s investment portfolio included $41.8 million and $41.9 million, respectively, in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The Company’s auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education. All auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase. The Company believes the mark-to-market losses for its auction rate securities are all non-credit losses.

In the fourth quarter ended January 31, 2009, UBS, one of the brokers who the Company purchased auction rate securities from, offered a settlement where UBS has the right to call and sell one of the auction rate securities the Company purchased from them at par value of $5 million at a future date. As a result of the Company’s participation in this settlement, the Company included the put option from the settlement in long term investments and elected to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to measure the put option at fair value. The Company also elected to transfer this auction rate security to trading securities from available-for-sale pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as the Company’s intent is to exercise the put option at a future date.

As of August 1, 2009, the estimated fair values of the auction rate securities were $2.5 million less than their par value. The Company has less than 3.3% of its total cash invested in these auction rate securities, a balance of approximately $1.3 billion in cash and cash equivalents other than auction rate securities and restricted cash, and the Company continues to generate positive cash flow on a quarterly basis. Based on FSP 115-2, as the Company has no intent to sell and it is more-likely-than-not that the Company will not be required to sell the auction rate securities prior to recovery, the Company concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity as of August 1, 2009.

The final contractual maturities of available-for-sale and trading debt securities at August 1, 2009 and January 31, 2009 are presented in the following table (in thousands):

	August 1, 2009		January 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due between one and five years	5,000	5,000	5,000	5,000
Due over five years	36,800	34,333	36,850	35,541

	$41,800	$39,333	$41,850	$40,541

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	August 1, 2009
	12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Auction rate securities and settlement option	$39,333	$(2,467)	$39,333	$(2,467)

Total securities	$39,333	$(2,467)	$39,333	$(2,467)

	January 31, 2009
	12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized Loss
Auction rate securities and settlement option	$40,541	$(1,309)	$40,541	$(1,309)

Total securities	$40,541	$(1,309)	$40,541	$(1,309)

Note 4. Supplemental Financial Information (in thousands):

Inventories

	August 1, 2009	January 31, 2009
Work-in-process	$141,129	$188,830
Finished goods	70,254	121,824

	$211,383	$310,654

Property and equipment, net

	August 1, 2009	January 31, 2009
Machinery and equipment	$348,383	$343,772
Computer software	77,412	75,986
Furniture and fixtures	23,635	23,490
Leasehold improvements	40,030	38,872
Buildings	146,294	146,294
Building improvements	45,586	45,329
Land	71,198	71,198
Construction in progress	1,029	2,483

	753,567	747,424
Less: Accumulated depreciation and amortization	(400,848)	(356,571)

	$352,719	$390,853

Other non-current assets

	August 1, 2009	January 31, 2009
Long term prepayments for foundry capacity	$4,000	$8,800
Equity investments in privately held companies	7,058	7,058
Severance fund	49,530	43,121
Technology licenses	24,531	24,108
Deferred tax assets, non-current	35,707	41,575
Other	11,291	13,665

	$132,117	$138,327

Accrued liabilities

	August 1, 2009	January 31, 2009
Accrued royalties	6,895	5,660
Accrued rebates	13,052	28,925
Accrued legal and professional services	18,634	9,719
Accrued legal settlement	88,000	16,000
Other	30,493	22,809

	$157,074	$83,113

Other long-term liabilities

	August 1, 2009	January 31, 2009
Accrued severance obligations	$51,008	$46,716
Long-term facilities consolidation charge	3,071	2,246
Other	4,217	693

	$58,296	$49,655

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

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Numerator:
Net income (loss)	$58,493	$71,367	$(52,964)	$141,306

Denominator:
Weighted average shares of common shares outstanding
Weighted average shares — basic	620,881	606,860	619,779	604,041
Effect of dilutive securities:
Warrants	—	—	—	631
Common share options and other	27,229	30,972	—	26,419

Weighted average shares — diluted	648,110	637,832	619,779	631,091

Net income (loss) per share
Basic	$0.09	$0.12	$(0.09)	$0.23
Diluted	$0.09	$0.11	$(0.09)	$0.22

Options to purchase 27.1 million common shares at a weighted average exercise price of $17.08 have been excluded from the computation of diluted net income per share for the three months ended August 1, 2009 because their exercise price was greater than the share price of the Company’s common shares and therefore, the effect would have been anti-dilutive. The anti-dilutive effects of common share options, restricted stock and other securities totaling 59.6 million shares were excluded from diluted net income per share for the three months ended August 2, 2008.

Stock options, restricted stock and other securities totaling 22.1 million shares were excluded from diluted net loss per share for the six months ended August 1, 2009 as their impact would be anti-dilutive in a net loss period. The anti-dilutive effects of common share options, restricted stock and other securities totaling 60.0 million shares were excluded from diluted net income per share for the six months ended August 2, 2008.

Comprehensive income (loss) (in thousands)

The changes in the components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net income (loss)	$58,493	$71,367	$(52,964)	$141,306
Other comprehensive income (loss):
Change in unrealized gain (loss) on cash flow hedges	2,866	—	1,790	—
Change in unrealized gain (loss) on available-for-sale investments	(859)	(181)	(1,745)	(1,879)

Total comprehensive income (loss)	$60,500	$71,186	$(52,919)	$139,427

The components of accumulated other comprehensive loss were as follows (in thousands):

	August 1, 2009	January 31, 2009
Unrealized loss on marketable securities	$(2,467)	$(1,309)
Change in unrealized gain (loss) on cash flow hedges	1,790	—
Other	4	591

Accumulated other comprehensive loss	$(673)	$(718)

Note 5. Derivative Financial Instruments

The Company manages its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term impact of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the impact of rate fluctuations on certain local currency denominated operating expenses. All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments.

As of August 1, 2009, the notional amounts of outstanding hedge contracts were as follows (in thousands):

	Buy Contracts	Sell Contracts
Israeli shekel	$43,396	$14,081

Total	$43,396	$14,081

Cash Flow Hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges for certain operating expenses denominated in Israeli shekels. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. The effective change is recorded in other comprehensive income (loss) (“OCI”) and is subsequently reclassified to operating expense when the hedged expense is recognized. Ineffectiveness is recorded in interest and other income, net.

Other Foreign Currency Hedges. The Company enters into foreign currency forward exchange contracts to hedge certain payments denominated in Israeli shekels that it does not designate and document as cash flow or other hedges for accounting purposes. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in interest and other income, net.

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows (in thousands):

August 1, 2009
Prepaids and other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$2,091
Derivative assets not designated as hedging instruments:
Other forward contracts	(68)

Total derivative assets	$2,023

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges and (b) other foreign currency hedges on OCI and the unaudited condensed consolidated statement of operations for the three and six months ended August 1, 2009.

(a) Cash Flow Hedges (in thousands):

	Three Months Ended	Six Months Ended
	August 1, 2009	August 1, 2009
Accumulated loss in OCI, beginning of period	$(1,076)	$—
Gains recorded in OCI (effective portion)	3,656	2,580
Gains reclassified from OCI to operating expense (effective portion)	(790)	(790)

Accumulated gain in OCI, end of period	$1,790	$1,790

The Company anticipates reclassifying the accumulated gain recorded as of August 1, 2009 from OCI to operating expense within 12 months.

(b) Other forward contracts (in thousands):

	Three Months Ended	Six Months Ended
	August 1, 2009	August 1, 2009
Gains recognized in other expenses, net	$512	$37

Note 6. Fair Value Measurements

Effective February 3, 2008, the Company adopted SFAS 157, except as it applies to the non-financial assets and non-financial liabilities subject to FSP 157-2, which the Company adopted during the first quarter ended May 2, 2009. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.9% of total assets as of August 1, 2009.

The table below sets forth, by level, the Company’s financial assets that were accounted for at fair value as of August 1, 2009. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Mearsurements as of August 1, 2009
	Total	Level 1	Level 2	Level 3
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$860,394	$860,394	$—	$—
Prepaids and other current assets:
Derivative assets	2,023	—	2,023	—
Long-term investments:
Auction rate securities and settlement option	39,333	—	—	39,333

Total assets	$901,750	$860,394	$2,023	$39,333

The following table summarizes the change in fair values for Level 3 items for the six months ended August 1, 2009 (in thousands):

Level 3
Changes in fair value during the six months ended August 1, 2009 (pre-tax):
Beginning balance at February 1, 2009	$40,541
Purchases	—
Sales and redemption	(50)
Unrealized loss included in other comprehensive income (loss)	(1,158)

Ending balance at August 1, 2009	$39,333

Note 7. Acquired Intangible Assets, Net

		As of August 1, 2009			As of January 31, 2009
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	1 – 7 years	$714,640	$(641,438)	$73,202	$714,640	$(615,206)	$99,434
Core technology	1 – 8 years	212,650	(115,880)	96,770	212,650	(101,990)	110,660
Trade name	1 – 5 years	350	(239)	111	350	(219)	131
Customer contracts	4 – 7 years	183,300	(123,792)	59,508	183,300	(107,294)	76,006
Supply contract	—	900	(900)	—	900	(900)	—
Non-compete agreements	3 years	700	(513)	187	700	(397)	303

Total intangible assets, net		$1,112,540	$(882,762)	$229,778	$1,112,540	$(826,006)	$286,534

Based on the identified intangible assets recorded at August 1, 2009, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of fiscal 2010	$49,722
2011	79,913
2012	41,951
2013	35,217
2014	22,093
Thereafter	882

$229,778

Note 8. Restructuring

During the three months ended August 1, 2009, the Company continued to implement certain cost reduction measures that included reductions in workforce that were announced in the first quarter ended May 2, 2009. In addition, the Company also impaired some facilities due to vacating certain locations. As a result, during the three months ended August 1, 2009, the Company recorded a restructuring charge of $5.0 million consisting of $1.1 million of severance and related employee benefits to the terminated employees, $1.5 million for equipment and other related charges and $2.4 million of additional facilities impairment charges.

The following table sets forth an analysis of the components of the restructuring charges and the payments made through August 1, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Restructuring liabilities, beginning of period	$7,367	$1,661	$7,685	$2,731
Severance and related charges	1,104	—	8,524	—
Equipment and other related charges	1,516	—	2,432	—
Facilities and related charges	2,336	—	2,336	—
Non-cash adjustment	(239)	—	(239)	—
Net cash payments	(6,850)	(175)	(15,504)	(1,245)

Restructuring liabilities, end of period	$5,234	$1,486	$5,234	$1,486

The Company anticipates that $0.2 million will be paid out in cash for severance and related charges during the three months ending October 31, 2009. The remaining facility lease charges included in the restructure liabilities will be paid out through fiscal 2018.

Note 9. Commitments and Contingencies

Warranty obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three and six months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Warranty accrual:
Beginning balance	$4,205	$2,541	$2,094	$2,532
Accruals	445	308	2,968	820
Settlements	(1,229)	(328)	(1,641)	(831)

Ending balance	$3,421	$2,521	$3,421	$2,521

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

Purchase commitments

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extends the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of August 1, 2009, payments totaling $174.2 million (included in prepaid expenses and other current assets and other non-current assets) have been made and approximately $158.6 million of the prepayment has been utilized as of August 1, 2009. At August 1, 2009, there were no outstanding commitments under the agreement.

Under the Company’s manufacturing relationships with foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of August 1, 2009, the amount of open purchase orders to these foundries was approximately $187.8 million.

As of August 1, 2009, the Company had approximately $16.1 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

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

The parties have reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. Plaintiffs filed the fully-executed settlement papers and their motion for preliminary settlement approval with the Court on April 2, 2009. On June 9, 2009, the Court granted preliminary approval of the settlement. It is uncertain whether the settlement will receive final Court approval.

Section 16(b) Litigation. On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. Numerous similar suits were filed by the same plaintiff against other underwriters relating to other issuers. The underwriter defendants and some of the issuer defendants (excluding the Company) filed a motion to dismiss, and on March 12, 2009, the district court ordered dismissal of all claims against the moving issuer defendants without prejudice. The court also ordered dismissal of all claims against the underwriter defendants with prejudice. On April 10, 2009, the plaintiffs filed their notice of appeal to those dismissal orders. In accordance with the briefing schedule set by the Ninth Circuit Court of Appeals on August 18, 2009, plaintiff filed her opening brief on August 26, 2009. The appellees’ answering brief is due on October 2, 2009, and plaintiff’s reply brief is due on November 2, 2009. The Ninth Circuit Court of Appeals has not set a hearing date. No discovery has taken place.

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

The case then proceeded in the trial court. On January 13, 2009, the Court granted a motion disqualifying the Company’s counsel and the Company engaged new counsel. The trial date was continued from March 2, 2009 to May 4, 2009. The claims against the three Company officers were dropped. The parties engaged in extensive discovery. Motions for summary judgment and/or summary adjudication filed by the parties were heard on February 3, 2009 and were all denied except for Jasmine’s motions directed to the Company’s declaratory judgment claims, which were granted. On June 3, 2009, the Court granted the Company’s motion to dismiss Jasmine’s Second Amended Complaint with prejudice, for lack of standing. The Court also entered a 60-day stay of the cross claims to allow Jasmine to seek appellate review, which is ongoing.

CSIRO Litigation. As of January 2007, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) was involved in several patent litigations in the Eastern District of Texas, in which it has accused a number of wireless LAN system manufacturers, including some of the Company’s customers, of infringing CSIRO’s patent, U.S. Patent No. 5,487,069 (the “069 Patent”). CSIRO’s claims of infringement relate to wireless standards known as IEEE 802.11a, 802.11g and 802.11n. As a result of CSIRO’s claims for patent infringement, a number of the Company’s customers have sought indemnification from the Company. In response to these demands for indemnification, the Company has acknowledged certain of the demands and incurred costs in response to them.

On May 4, 2007, Marvell Semiconductor, Inc., (“MSI”), Marvell Asia Pte., Ltd. (“MAPL”), and Marvell International Ltd. (“MIL”) (collectively, the “Company’s Subsidiaries”) filed an action in the United States District Court for the Eastern District of Texas (the “Marvell CSIRO Litigation”) seeking a declaratory judgment against CSIRO that the ‘069 Patent is invalid and unenforceable and that the Company’s Subsidiaries and the Company’s customers do not infringe the ‘069 Patent. The complaint also seeks damages and a license that also covers the Company’s customers on reasonable and non-discriminatory terms in the event the Company’s 802.11a/g/n wireless LAN products are found to infringe and the ‘069 Patent is found to be valid and enforceable.

On December 5, 2007, CSIRO filed its answer to the complaint filed by the Company’s Subsidiaries, as well as counterclaims for willful and deliberate infringement of the ‘069 Patent. CSIRO’s counterclaims included a claim for monetary damages, including treble damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. On April 10, 2008, the Company’s Subsidiaries filed a First Amended Complaint and First Amended Reply to CSIRO’s Answer and Counterclaims. On April 23, 2008, CSIRO filed its Answer and Counterclaims to the First Amended Complaint. On May 12, 2008, the Company’s Subsidiaries filed a Reply and Affirmative Defenses to CSIRO’s amended counterclaims.

On May 22, 2008, the Company’s Subsidiaries filed a motion for summary judgment seeking to invalidate the ‘069 Patent on indefiniteness grounds. The motion was denied on August 14, 2008. The claim construction hearing was held on June 26, 2008 and the claim construction order was issued on August 14, 2008. The trial for the Marvell CSIRO Litigation is scheduled to commence on May 10, 2010. The Company’s Subsidiaries believe that they do not infringe any valid and enforceable claims of the ‘069 Patent and intend to litigate this action vigorously.

Shareholder Derivative Litigation. Between June 22, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California. Each of these lawsuits named the Company as a nominal defendant and a number of the Company’s current and former directors and officers as defendants. Each lawsuit sought to recover damages purportedly sustained by the Company in connection with its option granting processes, and sought certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17, 2006 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative Litigation. The plaintiffs filed an amended and consolidated complaint on November 1, 2006. On or about March 5, 2008, the parties entered into a memorandum of understanding to resolve the lawsuit, and, on March 20, 2009, the parties submitted formal settlement documentation to the Court seeking preliminary and thereafter final approval of the settlement. The terms of the settlement included certain corporate governance enhancements and an agreement by the Company to pay up to $16 million in plaintiffs’ attorneys’ fees. The Company accrued the $16 million settlement amount in the fourth quarter of fiscal 2008. On March 20, 2009, the parties submitted formal settlement documentation to the Court seeking preliminary and thereafter final approval for the settlement. After a hearing held on May 8, 2009, the Court granted preliminary approval of the settlement by written order on May 21, 2009. The hearing for the final court approval was held on July 17, 2009, and the Court granted final approval of the settlement by written order on August 12, 2009, and the settlement amount was paid shortly thereafter.

Class Action Securities Litigation. Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints allege that the Company and certain of its current and former officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. On February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation. On August 16, 2007, plaintiffs filed a consolidated class action complaint. The consolidated complaint seeks, on behalf of persons who purchase the Company’s common shares during the period from February 27, 2003 to October 2, 2006, inclusive, unspecified damages, interest, costs and expenses, including attorneys’ fees and disbursements. The Company filed its answer to the complaint on January 12, 2009. On June 9, 2009, the parties entered into a stipulation of settlement to resolve the lawsuit. The settlement provides for a payment by the Company to the class of $72 million. On July 31, 2009, the Court granted preliminary approval of the proposed settlement. The hearing at which the Court will consider whether to grant final approval of the settlement is scheduled for November 6, 2009. The Company accrued $72 million in the first quarter of fiscal 2010 and paid the amount into escrow in August 2009.

Wi-LAN Litigation. On December 21, 2006, MSI received a letter from Wi-LAN, Inc. (“Wi-LAN”) accusing MSI of infringing five United States patents and one Canadian patent allegedly owned by Wi-LAN. On October 31, 2007, Wi-LAN sued two groups of system and chip manufacturers in the United States District Court for the Eastern District of Texas, in both cases naming MSI as a defendant and alleging patent infringement. The complaints seek unspecified damages and an injunction. In the first case, Wi-LAN alleges that defendants infringe two patents that allegedly relate to the 802.11 wireless standards. In the second case, Wi-LAN alleges that defendants infringe the same two patents asserted in the first case, and in addition Wi-LAN alleges that some of the defendants in the second case infringe a third patent that allegedly relates to Asymmetric Digital Subscriber Line (“ADSL”) technology. In the second case, MSI is not accused of infringing the ADSL patent.

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

On December 10, 2008, MSI and MAPL filed a complaint against Wi-LAN in the United States District Court for the Northern District of California asking the Court to find that MSI and MAPL do not infringe the ‘759 Patent that Wi-LAN asserted against the Company’s products. The ‘759 Patent allegedly relates to products compliant with IEEE 802.11, 802.16 and/or Bluetooth standards. MSI and MAPL also asked, in the alternative, that the Court find the patents are invalid and unenforceable. On January 15, 2009, Wi-LAN filed a motion to dismiss a related complaint by Intel Corporation for lack of personal jurisdiction, subject matter jurisdiction and improper venue and to transfer to first filed forum (E.D. of Texas). On May 4, 2009, the Court held a hearing on Wi-LAN’s motion. On June 4, 2009, the Court denied the motion to dismiss and granted in-part Wi-LAN’s request to transfer the Intel action, ordering that the part of the action relating to the “759 Patent be transferred to the Eastern District of Texas.

Carnegie Mellon Litigation. On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company as defendants and alleging patent infringement. CMU has asserted two patents (U.S. Patent Nos. 6,201,839 and 6,438,180) purportedly relating to read-channel integrated circuit devices and the hard disk drive products incorporating such devices. The complaint seeks unspecified damages and an injunction. On June 1, 2009, MSI and the Company filed their answers and MSI filed counterclaims to the complaint seeking declaratory judgments of non-infringement and invalidity as to both of the asserted patents. The Court has scheduled a claim construction hearing for April 12, 2010. The Court has not yet scheduled a trial date. MSI and the Company believe that they do not infringe any valid and enforceable claims of the asserted CMU patents and intend to contest this action vigorously. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time.

PACid Patent Litigation. On March 30, 2009, The PACid Group, LLC filed a complaint in the United States District Court for the Eastern District of Texas, case no. 6:09-cv-00143 LED, which named MSI, Marvell Technology, Inc. (“MTI”), Marvell Semiconductor, Ltd. (“MSL”), the Company and 15 other companies as defendants. The complaint alleged infringement of two patents purportedly relating to encryption: U.S. Patent Nos. 5,963,646 and 6,049,612. The complaint seeks unspecified damages and an injunction. On May 22, 2009, MSI filed its answer and counterclaims to the complaint. On June 1, 2009, MTI, MSL and the

Company were dismissed without prejudice. MSI believes that it does not infringe any valid and enforceable claims of the asserted PACid patents and intends to contest this action vigorously. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time.

Xpoint Patent Litigation. On August 21, 2009, Xpoint Technologies, Inc. filed a complaint in the United States District of Delaware, which names the Company, MSI and thirty-six other companies as defendants. The complaint alleged infringement of U.S. Patent No. 5,913,028 which purportedly relates to data traffic delivery. The complaint seeks unspecified damages and an injunction. MSI and the Company intend to contest this action vigorously. Because this action is in the very early stages, the Company is unable to predict the outcome of this litigation at this time.

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

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Cost of goods sold	$1,810	$3,755	$5,926	$6,828
Research and development	22,193	32,998	43,930	62,930
Selling and marketing	3,659	6,159	7,370	13,507
General and administrative	2,353	4,715	4,437	9,588

	$30,015	$47,627	$61,663	$92,853

Stock-based compensation of $1.8 million and $3.6 million was capitalized in inventory as of August 1, 2009 and January 31, 2009, respectively.

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Volatility	53%	44%	51%	45%
Expected life (in years)	4.6	5.0	1.3	1.3
Risk-free interest rate	1.9%	2.7%	0.7%	4.3%
Dividend yield	—	—	—	—
Weighted average fair value	$5.69	$7.01	$4.14	$6.05

	Stock Option Plans		Employee Stock Purchase Plan
	Six Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Volatility	52%	44%	51%	45%
Expected life (in years)	4.6	5.2	1.3	1.3
Risk-free interest rate	1.8%	3.3%	0.7%	4.3%
Dividend yield	—	—	—	—
Weighted average fair value	$5.13	$5.25	$4.14	$6.05

In developing estimates used in the adoption of SFAS 123R, the Company established the expected term for employee options and awards, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Expected volatility under SFAS 123R was developed based on the average of the Company’s historical daily stock price volatility. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s stock options. SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Note 11. Shareholders’ Equity

Stock plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 383,440,718 common shares reserved for issuance thereunder as of August 1, 2009. Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan prior to March 1, 2000 may be exercised prior to vesting and the exercised shares remain unvested until vested in accordance with the terms of the grant. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest over a five-year period. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting. In addition, the Company can also grant stock awards, which may be subject to vesting. Further, the Company can grant stock unit awards. Stock unit awards are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

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

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan had 750,000 common shares reserved for issuance thereunder as of August 1, 2009. Under the 2007 Directors’ Plan, an outside director is granted an option to purchase 50,000 common shares upon appointment to the Company’s Board of Directors. These options vest one-third on the one year anniversary of the date of grant and one-third of the shares on each anniversary thereafter. An outside director who has served on the Company’s Board of Directors for the prior six months is also granted an option to purchase 12,000 common shares on the date of each annual meeting of the Company’s shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant.

Under the Option Plan and the 2007 Directors’ Plan, the Company may also grant restricted stock awards, which may be subject to vesting, and stock unit awards, which are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

Employee stock purchase plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, had 57,871,612 common shares reserved for issuance thereunder as of August 1, 2009. Under the Purchase Plan, employees are granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period, or (ii) the end of each six-month purchase period within the offering period. Participants purchase stock using payroll deductions, which may not exceed 20% of their total cash compensation. The Purchase Plan additionally contains a reset and a rollover provision under which if the price on any purchase date is less than the price on the date of original enrollment, then the existing purchase period shall immediately cease upon purchase and a new two-year purchase period shall commence. Effective on August 20, 2007, offering and purchase periods begin on December 8 and June 8 of each year. Included in the Purchase Plan is a limitation on the number of shares that may be purchased in the event that the market price of the Company’s common shares decreases by more than 25% from one purchase date to the next. In the event the share limitation is triggered, the number of shares an employee may purchase on the subsequent purchase date may not exceed 75% of the number the employee could have purchased at 85% of the market price on the earlier purchase date. This share limitation was triggered in connection with the June 2008 purchase period, which ended in December 2008, and remained in effect as of August 1, 2009.

For the three and six months ended August 1, 2009, the Company recognized $8.1 million and $15.5 million of stock-based compensation expense related to the activity under the Purchase Plan, respectively. The Company issued 2,209,381 shares under the Purchase Plan in the three and six months ended August 1, 2009 at a price of $4.87. As of August 1, 2009, there was $24.3 million of unrecognized compensation cost related to the Purchase Plan.

Stock option activity under the Company’s stock option plans for the six months ended August 1, 2009 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
	(In thousands)
Balance at January 31, 2009	85,054	$10.81
Options granted	878	$11.41
Options forfeited/canceled/expired	(3,188)	$15.66
Options exercised	(2,343)	$6.02

Balance at August 1, 2009	80,401	$10.77

Vested or expected to vest at August 1, 2009	77,072	$10.78

Exercisable at August 1, 2009	51,804	$10.27

Included in the preceding table are options for 2,073,800 common shares granted to certain officers at exercise prices ranging between $6.84 and $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets or achievement of certain operating performance criteria through fiscal 2014.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at August 1, 2009 was $310.8 million and 5.6 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at August 1, 2009 was $225.6 million and 4.2 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of August 1, 2009.

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock units vested and expected to vest as of August 1, 2009 was $50.0 million and 1.2 years, respectively.

Included in the table below is activity related to restricted stock units:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 31, 2009	6,499	$9.58
Granted	40	$11.86
Vested	(2,021)	$12.04
Canceled/Forfeited	(350)	$8.83

Balance at August 1, 2009	4,168	$8.18

The Company’s current practice is to issue new shares to satisfy share option exercises. As of August 1, 2009, compensation costs related to nonvested awards not yet recognized amounted to $203.9 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.7 years and 2.0 years, respectively.

The total tax benefit attributable to options exercised for the six months ended August 1, 2009 was $69,000 as reported on the unaudited condensed consolidated statements of cash flows in financing activities. Such excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Note 12. Income Taxes

For the three months ended August 1, 2009 and August 2, 2008, the Company’s effective tax rate was an income tax expense of 13.8% and 9.0%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense, amortization of acquired intangibles and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions. The effective tax rate for the three months ended August 1, 2009, was impacted by the exclusion of a jurisdiction with a pretax loss for which no benefit would be recognized from the calculation of the income tax provision. In addition, the effective tax rate for the three months ended August 1, 2009 was impacted by a revaluation of deferred tax asset due to a tax rate change in a non-US jurisdiction effective during the quarter. The resulting impact was an increase to the tax expense of $2.2 million for the three months ended August 1, 2009.

In previous periods, the Company had recorded unrealized foreign exchange gains and losses related to uncertain tax positions in its provision (benefit) for income taxes in the income statement. In the third quarter of fiscal 2009, the Company began presenting this amount in interest and other income, net. In order to conform the comparative amounts to the current presentation, the Company reclassified $1.9 million and $1.2 million from provision (benefit) of income taxes to interest and other income for the three and six months ended August 2, 2008, respectively.

The Company’s total unrecognized tax benefits as of August 1, 2009 and August 2, 2008 were $111.5 million and $118.3 million, respectively. The Company also recorded a FIN 48 liability for potential interest and penalties of $25.5 million and $11.1 million, respectively, as of August 1, 2009. For the three months ended August 1, 2009, the provision for income taxes in several foreign jurisdictions was reduced by $4.0 million because of several factors including the statute of limitations lapsed for uncertain tax positions, and the impact of a revaluation of certain unrecognized tax benefits due to tax rate change in a non-U.S. jurisdiction effective during the quarter. If recognized, all of the FIN 48 liabilities recorded to date, except the portion attributable to the foreign exchange gains and losses, will impact the effective tax rate.

The Company conducts business globally and, as a result, one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Singapore, Japan, Taiwan, China, India, Germany, Israel, Netherlands, Switzerland, the United Kingdom, Canada, Malaysia and the United States. The Company is subject to non-U.S. income tax examinations for years beginning with fiscal year 2002 and for U.S. income tax examinations beginning with fiscal year 2006. The U.S. tax authorities closed an employment tax audit during the quarter with regard to the re-measured stock options for calendar years 2003 through 2006. As a result, the U.S. subsidiary has recognized a benefit of $1.2 million during the three months ended August 1, 2009.

Note 13. Related Party Transactions

On August 19, 2005, through its subsidiaries MSI and MIL, the Company entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (“C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as other license and manufacturing services agreements of the Company with other third parties for similar technology. The Company recognized none and $1.4 million of revenue under the C2Micro License Agreement during the three months ended August 1, 2009 and August 2, 2008, respectively. The Company recognized none and $2.6 million of revenue under the C2Micro License Agreement during the six months ended August 1, 2009 and August 2, 2008, respectively. As of August 1, 2009, the Company had a receivable of $1.4 million from C2 Microsystems. Dr. Sehat Sutardja, the Company’s President and Chief Executive Officer, and Weili Dai, the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, through their ownership and control of Estopia LLC (“Estopia”), are indirect shareholders of C2 Microsystems. Dr. Sehat Sutardja and Weili Dai are husband and wife. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, is a member of the board of directors of C2 Microsystems and, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2 Microsystems. Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

On January 8, 2007, the Company, through MIL, entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). The Evaluation License Agreement has no consideration. The Company also incurred $4,000 and $43,000 of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the semiconductor design business of UTStarcom, Inc. during the three months ended August 1, 2009 and August 2, 2008, respectively. The Company incurred $6,000 and $109,000 of royalty expense under the same license agreement during the six months ended August 1, 2009 and August 2, 2008, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI. On March 30, 2009, the Company entered into an addendum to this core license agreement with VeriSilicon. The Company recorded a license fee of $0.5 million and maintenance fees of $80,000 in the first quarter ended May 2, 2009. On June 30, 2009, the Company entered into a second addendum to this technology license agreement with VeriSilicon for VeriSilicon to perform services for a fee of $40,000. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

On September 28, 2007, the Company, through MIL, entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which the Company licensed technology from Sonics. The Technology Agreement has substantially similar terms as other license agreements of the Company with other third parties. The Company paid $0.1 million under the Technology Agreement for the license and related maintenance during fiscal 2009. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, serves as a member of the board of directors of Sonics and has a direct and/or indirect ownership interest in the equity of Sonics. There was no expense incurred related to the Technology Agreement during the three and six months ended August 1, 2009 and August 2, 2008.

On October 31, 2007, the Company entered into a License Agreement with Vivante Corporation (the “Vivante Agreement”). The Vivante Agreement has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. The Company recorded none and $0.2 million of expense during the three and six months ended August 2, 2008, respectively, in connection with the Vivante Agreement. In August 2008, the Company entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. The Company recorded $2.0 million for the license fee and $0.2 million of maintenance during fiscal 2009 in connection with this Technology License Agreement. In January 2009, the Company entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. In April 2009, the Company entered into an amendment to the Technology License Agreement with Vivante. The Company recorded $1.0 million for the license fee and $70,000 of maintenance during the first quarter ended May 2, 2009 in connection with the amendment to the Technology License Agreement. In June 2009, the Company entered into the second amendment to the Technology License Agreement with Vivante. The Company recorded $0.5 million for the license fee and $50,000 of maintenance during the three months ended August 1, 2009. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our expectations regarding our discretionary spending controls; our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; our expectations regarding industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding the number of days in inventory, inventory levels and levels of accounts receivable; our expectations regarding competition; our expectation regarding decreases in average selling prices; our continued efforts relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our expectations regarding the amount of our future sales in Asia; our expectation regarding the effect of auction rate securities on our working capital needs or other requirements; our expected results, cash flows, and expenses, including those related to research and development, sales and marketing and general and administrative; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue in the third quarter of fiscal 2010 compared with the revenue in the second quarter of fiscal 2010; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources, capital expenditures, investment requirements and commitments to meet our capital needs for the next 12 months; our plan to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our plan regarding forward exchange contracts; the effect of recent accounting pronouncements and changes in taxation rules; our expectations regarding unrecognized tax benefits; our plan of sourcing certain legacy application processor cellular and handset inventory from Intel Corporation; and our plan to reduce the global workforce. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of the recent worldwide financial crisis; the international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2009. There have been no material changes in any of our critical accounting policies during fiscal 2010.

Results of Operations

Starting in the third quarter of fiscal 2009, when we began to see the early signs of a potential economic downturn, we began taking actions to reduce our cost structure. Several of those actions had a significant impact on the results in both the three and six months ended August 1, 2009 as follows:

•

Headcount reductions – Starting in the fourth quarter of fiscal 2009, we began a reduction of force that impacts all of our worldwide operations including the closure of the design center in Canada and the test operations in Malaysia. These reductions have lowered our salary related expenses significantly as discussed below.

•

Facilities consolidations – We have also taken actions to readjust our real estate footprint to more closely match our current business needs. This included vacating certain facilities, downsizing certain facilities, and renegotiating many of our existing and expiring leases. These measures have begun to also benefit our on-going results.

•

Manufacturing cost reductions – At the beginning of the downturn, we took the opportunity to renegotiate the pricing arrangements with our key manufacturing partners including foundries, assembly and test subcontractors. As we have substantially sold through our inventory built in prior periods at higher costs, we are beginning to see significant benefits as a result of these efforts.

•

Discretionary spending controls – During the second half of fiscal 2009, we implemented very strict guidelines with regards to discretionary spending including restrictions on travel and limitations on use of outside professional services to name a few. Although we have begun to ease some of the restrictions, we will continue the spending discipline to ensure our expense levels remain competitive.

•

Stock-based compensation – In the fourth quarter of fiscal 2009, we implemented a stock option exchange program for our employees to allow them to exchange options with higher prices for restricted stock units. Not only did this program allow employees to receive some value, it also impacted our stock option expense levels as is evidenced in the results. The expense in the periods of fiscal 2010 has been lower partially due to differences in the vesting schedule of replacement grants versus exchanged options. In addition, we took the opportunity while the stock price was lower to provide our annual grants to employees earlier in the cycle in order to provide some additional retention value but also limit the amount of stock-based compensation associated with those awards.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	45.0	48.2	47.0	48.3
Research and development	30.1	29.6	33.8	29.6
Selling and marketing	5.0	5.0	5.6	5.3
General and administrative	4.5	3.7	11.2	2.7
Amortization of acquired intangible assets	4.1	4.1	4.9	4.3
Restructuring	0.8	—	1.1	—

Total operating costs and expenses	89.5	90.6	103.6	90.2

Operating income (loss)	10.5	9.4	(3.6)	9.8
Interest and other income, net	0.3	0.5	0.1	0.4
Interest expense	(0.2)	(0.6)	(0.1)	(0.7)

Income (loss) before income taxes	10.6	9.3	(3.6)	9.5
Provision for income taxes	1.5	0.8	1.0	0.9

Net income (loss)	9.1%	8.5%	(4.6)%	8.6%

Three and Six Months Ended August 1, 2009 and August 2, 2008

Net Revenue

	Three Months Ended			Six Months Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
	(in thousands, except percentage)
Net revenue	$640,620	$842,575	(24.0)%	$1,162,054	$1,646,650	(29.4)%

The decrease in net revenue for the three and six months ended August 1, 2009 compared to the net revenue for the three and six months ended August 2, 2008 reflects the negative impacts of the global economic slowdown, which we experienced across each of our product families. Within our storage businesses, a reduction in consumer spending on PCs resulted in lower demand from our hard disk drive customers. Within cellular handheld, wireless and printer semiconductor solution offerings, our products such as mobile phones, gaming devices and printers were adversely impacted by lower consumer spending as compared to the previous year. During the three months ended August 1, 2009, we began to see the possible signs of economic recovery as we experienced improving order momentum throughout the quarter. We currently expect that revenue in the third quarter of fiscal 2010 will increase moderately from the level of revenue that we reported in the second quarter of fiscal 2010 as we continue to see signs of recovery in the economic environment and the ramp of some new design wins.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the three months ended August 1, 2009, three customers each represented more than 10% of our net revenue, and totaled 45% of our net revenue. For the six months ended August 1, 2009, two customers each represented more than 10% of our net revenue, and totaled 35% of our net revenue. For the three and six months ended August 2, 2008, one customer represented more than 10% of our net revenue, for a total of 21% and 22%, respectively, of our net revenue. No distributors accounted for more than 10% of our net revenue in the three and six months ended August 1, 2009 and August 2, 2008, respectively.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 93% and 87% of our net revenue for the three months ended August 1, 2009 and August 2, 2008, respectively, and represented 91% and 86% of our net revenue for the six months ended August 1, 2009 and August 2, 2008, respectively. The rest of our sales are to customers located in the United States and other geographic regions. We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in U.S. dollars.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
	(in thousands, except percentage)
Cost of Goods Sold	$288,059	$405,913	(29.0)%	$545,689	$794,755	(31.3)%
% of net revenue	45.0%	48.2%		47.0%	48.3%

Cost of goods sold as a percentage of revenue for the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008 decreased due to lower material and manufacturing costs as a result of cost reduction efforts with our foundry, assembly and test subcontractors discussed above as well as yield improvements. Cost of goods sold as a percentage of revenue also decreased due to an improved mix of products sold, sales of previously written down inventory and lower royalty expenses. Our cost of goods sold as a percentage of revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our foundry, assembly and test subcontractors, the introduction of new products with lower margins and product warranty costs.

Research and Development

	Three Months Ended			Six Months Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
	(in thousands, except percentage)
Research and development	$192,664	$249,714	(22.8)%	$392,913	$488,189	(19.5)%
% of net revenue	30.1%	29.6%		33.8%	29.6%

The decrease in research and development expense for the three months ended August 1, 2009 compared to the three months ended August 2, 2008 of $57.1 million was partially due to lower salary and related expenses of $8.4 million as a result of lower headcount. In addition, we received the benefit of $10.3 million of research and development funding from customers for development work in the three months ended August 1, 2009. Stock-based compensation decreased $10.8 million due to older options with relatively higher valuations becoming fully vested along with the impact of our stock option exchange program. Mask, wafer and product related costs decreased $13.0 million due to lower pricing and timing of tape outs. Other decreases in research and development expenses of approximately $13.4 million related to lower discretionary spending due to tight cost controls.

The decrease in research and development expense for the six months ended August 1, 2009 compared to the six months ended August 2, 2008 of $95.3 million was partially due to lower salary and related expenses of $24.1 million as a result of lower headcount while stock-based compensation decreased $19.0 million. In addition, we received the benefit of $15.6 million of research and development funding from customers for development work in the six months ended August 1, 2009. Mask, wafer and product related costs decreased $12.7 million due to lower pricing and timing of tape outs. Other decreases in research and development expenses of approximately $20.3 million related to lower discretionary spending due to tight cost controls.

We currently expect research and development expense during the third quarter ending October 31, 2009 will moderately increase from the level of expense reported during the second quarter ended August 1, 2009.

Selling and Marketing

	Three Months Ended			Six Months Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
	(in thousands, except percentage)
Selling and marketing	$32,384	$41,834	(22.6)%	$65,030	$87,922	(26.0)%
% of net revenue	5.0%	5.0%		5.6%	5.3%

The decrease in selling and marketing expense for the three months ended August 1, 2009 compared to the three months ended August 2, 2008 of $9.5 million was primarily due to lower salary and related expenses of $1.5 million due to lower overall headcount. Stock-based compensation decreased $2.5 million for the reasons described above. Additionally, sales rep commissions decreased $2.1 million due to the decrease in revenue and various other selling and marketing costs declined $3.1 million due to cost control efforts.

The decrease in selling and marketing expense for the six months ended August 1, 2009 compared to the six months ended August 2, 2008 of $22.9 million was primarily due to lower salary and related expenses of $6.6 million due to lower headcount. Stock-based compensation decreased $6.1 million for the reasons described above. Additionally, sales rep commissions decreased $3.8 million due to the decrease in revenue and various other selling and marketing costs declined $5.4 million due to cost control efforts.

We currently expect that selling and marketing expense during the third quarter ending October 31, 2009 will remain essentially flat from the level of expense reported during the second quarter ended August 1, 2009.

General and Administrative

	Three Months Ended			Six Months Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
	(in thousands, except percentage)
General and administrative	$28,562	$30,989	(7.8)%	$130,058	$43,940	196.0%
% of net revenue	4.5%	3.7%		11.2%	2.7%

The decrease in general and administrative expense for the three months ended August 1, 2009 compared to the three months ended August 2, 2008 of $2.4 million was primarily due to a decrease in salary and related costs of $2.3 million due to lower headcount. Stock-based compensation expense was lower by $2.4 million due to older options with relatively higher valuations becoming fully vested along with lower expense as a result of our stock option exchange program. In addition, various other general and administrative expenses such as outside services and consulting decreased $2.8 million due to cost control efforts. Partially offsetting the decreases was an increase in legal fees of $5.8 million due primarily to increased activity in connection with our litigation matters.

The increase in general and administrative expense for the six months ended August 1, 2009 compared to the six months ended August 2, 2008 of $86.1 million was primarily the result of a $72.0 million legal settlement in connection with the class action securities litigation related to our historical stock option granting practices recorded in the three months ended May 2, 2009. Legal fees, on a net basis increased by $28.2 million primarily due to $24.5 million of insurance recoveries related to certain litigation activity received in the first quarter ended May 3, 2008. This was partially offset by a $10.0 million settlement with the Securities and Exchange Commission (the “SEC”) investigation regarding our historical stock option granting practices and related accounting matters also recorded in the first quarter ended May 3, 2008. In addition to the settlements, the remaining increase in legal fees of approximately $13.7 million was due to increased litigation matters, including one of our cases ramping up for trial. Partially offsetting the increase was a decrease of $5.1 million in stock-based compensation and $4.0 million of lower salary and related costs due to lower headcount. Finally, various other general and administrative expenses such as outside services and consultants decreased $4.8 million due to cost control efforts.

We currently expect that general and administrative expense during the third quarter ending October 31, 2009 will decrease moderately from the level of expense reported during the second quarter ended August 1, 2009, mainly due to lower legal spending.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
	(in thousands, except percentage)
Amortization of acquired intangible assets	$26,446	$34,988	(24.4)%	$56,802	$70,235	(19.1)%
% of net revenue	4.1%	4.1%		4.9%	4.3%

The decrease in amortization of acquired intangible assets for the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008 was due to amortization of intangible assets from certain acquisitions being fully amortized and the effects of the write-off of certain purchased intangibles during the fourth quarter ended January 31, 2009.

Restructuring

	Three Months Ended			Six Months Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
	(in thousands, except percentage)
Restructuring	$4,956	$—	100.0%	$13,292	$—	100.0%
% of net revenue	0.8%	—%		1.1%	—%

Restructuring charges included in operating expenses increased $5.0 million and $13.3 million in the three and six months ended August 1, 2009, respectively, compared to the three and six months ended August 2, 2008. During the three months ended August 1, 2009, we continued to implement certain cost reduction measures that included reductions in workforce in all functions of the organization worldwide that was announced during the quarter ended May 2, 2009. In addition, we also impaired the leases on some facilities due to vacating certain locations as we attempt to adjust our real estate footprint to match our current business needs. As a result, for the three months ended August 1, 2009, we recorded a restructuring charge of $5.0 million consisting of $1.1 million of severance and related employee benefits to terminated employees, $1.5 million for equipment and other related charges and $2.4 million of additional facilities impairment charges. The facilities impairment charges resulted from vacating certain locations. For the six months ended August 1, 2009, we recorded a restructuring charge of $13.3 million consisting of $8.5 million of severance and related employee benefits to the terminated employees, $2.4 million for equipment and other related charges and $2.4 million of additional facilities impairment charges.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
	(in thousands, except percentage)
Interest and other income, net	$1,793	$4.405	(59.3)%	$1,721	$6,864	(74.9)%
% of net revenue	0.3%	0.5%		0.1%	0.4%

The decrease in interest and other income for the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008 was primarily due to a decrease in market interest rates and an increase in foreign exchange losses as a result of fluctuations in currencies, which was partially offset by an increase in cash and cash equivalent balances as of August 1, 2009 and a gain on a severance fund in a foreign jurisdiction.

Interest Expense

	Three Months Ended			Six Months Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
	(in thousands, except percentage)
Interest expense	$1,514	$5,159	(70.7)%	$1,602	$12,310	(87.0)%
% of net revenue	0.2%	0.6%		0.1%	0.7%

The decrease in interest expense for the three and six months ended August 1, 2009 compared to the three and six months ended August 2, 2008 was primarily due to repayment of outstanding debt during the fourth quarter ended January 31, 2009. Interest expense for the three and six months ended August 1, 2009 includes interest expense from the settlement of a payroll tax penalty recorded in connection with our historical stock option granting practices. The results for the three and six months ended August 2, 2008 reflect the effect of the reclassification of foreign exchange gains and losses related to uncertain tax positions from provision (benefit) for income taxes to interest and other income, net.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	August 1, 2009	August 2, 2008	% Change	August 1, 2009	August 2, 2008	% Change
	(in thousands, except percentage)
Provision for income taxes	$9,335	$7,016	33.1%	$11,353	$14,857	(23.6)%
% of pre-tax income (loss)	13.8%	9.0%		(27.3)%	9.5%

For the three months ended August 1, 2009, we recorded an income tax provision of $9.3 million compared to $7.0 million for the three months ended August 2, 2008. For the six months ended August 1, 2009, we recorded an income tax provision of $11.4 million compared to an income tax provision of $14.9 million for the six months ended August 2, 2008. The effective tax rates are influenced by non-tax-deductible expenses, such as stock-based compensation expense, amortization of acquired intangibles, and accounting for uncertain tax positions in accordance with Financial Accounting Standards Board(“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Tax Positions” (“FIN 48”). In addition to the quarterly income tax provision, the effective tax rate for the three months ended August 1, 2009, was impacted by the exclusion of a jurisdiction with a pretax loss for which no benefit would be recognized and such loss was excluded from the calculation of the income tax provision. For the three months ended August 1, 2009, the income tax provision was also increased by the revaluation of a deferred tax asset arising out of a non-U.S. corporate tax rate change effective in the quarter. The provision also included a reduction of $4.0 million and $8.3 million, respectively, for the three month ended and the six months ended August 1, 2009 due to the statute of limitations lapsing for uncertain tax positions and a revaluation of our deferred tax assets due to the impact of a non-US corporate tax rate change.

Liquidity and Capital Resources

Our principal source of liquidity as of August 1, 2009 consisted of approximately $1.3 billion of cash and cash equivalents of which $24.5 million is restricted for use in a legal settlement. Since our inception, we have financed our operations through a combination of sales of equity securities, debt financing and cash generated by operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $326.9 million for the six months ended August 1, 2009 was the result of $170.8 million in net non-cash operating expenses, $209.1 million net cash provided by changes in working capital items partially offset by a net loss of $53.0 million. Improvements in working capital included a decrease in inventories of $100.6 million primarily due to our efforts to control our inventory levels as a result of the current economic environment and an increase of $133.8 million in accounts payable due to efforts to extend payment periods to vendors. In addition, accrued liabilities and other increased $69.1 million primarily due to a legal settlement in connection with the class action securities litigation. Finally, prepaids and other assets decreased $9.7 million due to a decrease in the receivable from one of our foundries and amortization of computer aided design (“CAD”) software licenses. Significant working capital changes offsetting positive cash flows for the six months ended August 1, 2009 related to an increase in accounts receivable of $106.4 million due to the higher revenue during the three months ended August 1, 2009 as compared to the three months ended January 31, 2009.

Net cash provided by operating activities of $313.1 million for the six months ended August 2, 2008 was the result of net income of $141.3 million, $208.5 million of non-cash operating expense, partially offset by net $36.7 million of negative changes in working capital. The working capital change was due to an increase in accounts receivable increase in accounts receivable of $138.6 million due primarily to the higher revenue in the quarter, along with the decrease in accrued liabilities and other of $34.0 million attributable to decreases in accrued contingent consideration and accrued sales rebates and increases of $24.5 million in restricted cash. Positive working capital changes offsetting the above items were primarily due to the decrease in inventories of $103.3 million related to the completion of contractual obligations under the original supply agreement with Intel as well as concentrated efforts to reduce inventory levels. Also contributing to positive cash flows was a decrease in prepaids and other assets of $42.8 million primarily due to the utilization of prepaid foundry capacity and prepaid wafers along with accrued employee compensation, which increased $10.0 million due primarily to an increase in accrued vacation, accrued salaries due to timing of the payroll cycle and accrued bonuses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $19.7 million for the six months ended August 1, 2009 compared to $34.2 million for the six months ended August 2, 2008. The net cash used in investing activities for the six months ended August 1, 2009 was due to purchases of property and equipment of $7.2 million and purchases of technology licenses for $12.6 million. The net cash used in investing activities for the six months ended August 2, 2008 was due to purchases of property and equipment of $46.5 million, $1.3 million of purchase of intellectual property licenses and net sales of investments of $13.6 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $20.2 million for the six months ended August 1, 2009 compared to net cash used in financing activities of $35.3 million for the six months ended August 2, 2008. For the six months ended August 1, 2009, net cash provided by financing activities was attributable to proceeds from the issuance of common shares under our stock options plans. For the six months ended August 2, 2008, net cash used in financing activities was attributable to principal payments on debt obligations and capital leases partially offset by proceeds from the issuance of common shares under our stock option plans.

Contractual Obligations and Commitments

In connection with the acquisition of the communications and applications processor business of Intel, we entered into a product supply agreement with Intel. Although we have met the contractual obligations under the original supply agreement and have transitioned certain products to our fabrication partners, we anticipate that we will continue to source certain legacy application processor cellular and handset inventory from Intel. As of August 1, 2009, we had no non-cancellable purchase orders under this arrangement.

In February 2005 and as amended in March 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of 18 months. An amendment extended the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of August 1, 2009, all payments (included in prepaids and other current assets and other non-current assets) had been made and approximately $158.6 million of the prepayment had been utilized. At August 1, 2009, there were no outstanding commitments under the agreement.

Under our manufacturing relationships with foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of August 1, 2009, the amount of open purchase orders to these foundries is approximately $187.8 million.

As of August 1, 2009, we had approximately $16.1 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

The following table summarizes our contractual obligations as of August 1, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	There- after	Total
	(remaining six months)
Contractual obligations:
Operating leases	$18,915	$32,447	$21,676	$14,585	$2,615	$9,716	$99,954
Capital lease obligations	1,042	2,084	522	—	—	—	3,648
Purchase commitments to foundries	187,776	—	—	—	—	—	187,776
Capital purchase obligations	16,053	—	—	—	—	—	16,053

Total contractual cash obligations	$223,786	$34,531	$22,198	$14,585	$2,615	$9,716	$307,431

Included in operating lease commitments are lease payments for CAD software license agreements and airplane lease commitments.

In addition to the above commitments and contingencies, as of August 1, 2009, we recorded $111.5 million of unrecognized tax benefits as liabilities in accordance with FIN 48. We also recorded a liability for potential interest and penalties of $25.5 million and $11.1 million, respectively, as of August 1, 2009. During the next 12 months, we believe that audit resolutions and the expiration of statute of limitations could potentially reduce our unrecognized tax benefit by approximately $37.6 million. However, this amount can change because we continue to have ongoing negotiations with various tax authorities throughout the year. At this time, we are unable to make a reasonably reliable estimate of the amount of payments in each year beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Prospective capital needs: We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from exercise of employee stock options, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months, including the $72 million paid into escrow as part of the preliminary settlement in the shareholder class action lawsuit and the $16 million paid as part of the final settlement of the consolidated shareholder derivative lawsuit during the three months ending October 31, 2009. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. However, we are named as defendants to several litigation actions and an unfavorable outcome in such actions could have a material adverse effect on our cash flows. To the extent that our existing cash, cash equivalents and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into additional acquisitions of businesses, assets, products, technologies or other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

Off-Balance Sheet Arrangements

As of August 1, 2009, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of FSP 157-2 during the first quarter ended May 2, 2009 did not have a material impact on our financial position and results of operations.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The adoption of FSP 142-3 during the first quarter of fiscal 2010 did not have an impact on our financial position and results of operations.

In April 2009, the FASB issued three related Staff Positions: (i) FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP SFAS No. 115-2 and FSP SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”), and (iii) FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The implementation of these Staff Positions during the second quarter ended August 1, 2009 did not have a material on financial position and results of operations.

In April 2009, the FASB issued FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141R for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 could have an impact on our financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance in SFAS 165 largely is similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. The adoption of SFAS 165 in the second quarter of fiscal 2010 did not have a material impact on our financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 makes the FASB Accounting Standards Codification (“Codification”) the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards. The adoption of SFAS 168 will only impact references for accounting guidance and we do not expect the adoption of SFAS 168 to have a material impact on our financial position or results of operations.

Related Party Transactions

On August 19, 2005, through our subsidiaries Marvell Semiconductor, Inc. (“MSI”) and Marvell International Ltd. (“MIL”), we entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (the “C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as other license and manufacturing services agreements with other third parties for similar technology. We recognized none and $1.4 million of revenue under the C2Micro License Agreement during the three months ended August 1, 2009 and August 2, 2008, respectively. We recognized none and $2.6 million of revenue under the C2Micro License Agreement during the six months ended August 1, 2009 and August 2, 2008, respectively. As of August 1, 2009, we had a receivable of $1.4 million from C2 Microsystems. Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Dr. Sehat Sutardja and Weili Dai are husband and wife. Kuo Wei (Herbert) Chang, a member of our Board of Directors, is a member of the board of directors of C2 Microsystems and through his ownership, and control of C-Squared venture entities, is also an indirect shareholder of C2 Microsystems. Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

On January 8, 2007, through our subsidiary MIL, we entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”), with VeriSilicon Holdings Co., Ltd. The Evaluation License Agreement has no consideration. We incurred $4,000 and $43,000 of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the semiconductor design business of UTStarcom, Inc. during the three months ended August 1, 2009 and August 2, 2008, respectively. We incurred $6,000 and $109,000 of royalty expense under the same license agreement during the six months ended August 1, 2009 and August 2, 2008, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI. In March 2009, we entered into an addendum to this core license agreement with VeriSilicon. We recorded a license fee of $0.5 million and maintenance fees of $80,000 during the first quarter ended May 2, 2009. In June 2009, we entered into the second addendum to the technology license agreement with VeriSilicon for VeriSilicon to perform services for a fee of $40,000. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

On September 28, 2007, through our subsidiary MIL, we entered into a Master Technology Agreement with Sonics, Inc., pursuant to which we have licensed technology from Sonics. The Master Technology Agreement has substantially similar terms as other license agreements with other third parties. We paid $0.1 million under the Master Technology Agreement for maintenance during fiscal 2009. Kuo Wei (Herbert) Chang, a member of our Board of Directors, serves as a member of the board of directors of Sonics and has a direct and/or indirect ownership interest in the equity of Sonics. There was no expense incurred related to the Master Technology Agreement during the three and six months ended August 1, 2009 and August 2, 2008.

On October 31, 2007, we entered into a License Agreement with Vivante Corporation (the “Vivante Agreement”). The Vivante Agreement has substantially similar terms as other license agreements with other third parties for similar technology. We recorded none and $0.2 million of expense during the three and six months ended August 2, 2008, respectively, in connection with the Vivante Agreement. In August 2008, we entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology. We recorded $2.0 million for the license fee and $0.2 million of maintenance during fiscal 2009 in connection with this Technology License Agreement. In January 2009, we entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. In April 2009, we entered into an amendment to the Technology License Agreement with Vivante. We recorded $1.0 million for the license fee and $70,000 of maintenance during the first quarter ended May 2, 2009 in connection with the amendment to the Technology License Agreement. In June 2009, we entered into the second amendment to the Technology License Agreement with Vivante and recorded $0.5 million for the license fee and $50,000 of maintenance during the three months ended August 1, 2009. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of our Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Also, variable rate securities may produce less income than expected if interest rates fall. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of fixed and variable rate securities including money market funds, corporate debt securities, Federal, State, county and municipal debt securities and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of August 1, 2009 (in thousands). This table does not include money market funds because those funds are not subject to market risk. Except for a settlement security discussed below, auction rate securities are presented with an expected fiscal year maturity date beyond five years because of recent auction failures. Because we have no intent to sell, it is more-likely-than-not that we will not be required to sell the auction rate securities prior to recovery. Therefore, we have classified the auction rate securities based on the stated maturity date.

	Expected Fiscal Year Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Variable Rate	$—	$—	$5,000	$—	$—	$36,800	$41,800	$39,333
Average Interest Rate	—	—	—	—	—	1.60%	1.60%

As of August 1, 2009 and January 31, 2009, our investment portfolio included $41.8 million and $41.9 million, respectively, in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Our auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program (the “FFELP”) and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education (the “DOE”). All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase.

In the fourth quarter ended January 31, 2009, UBS, one of the brokers in which we purchase auction rates securities from, offered a settlement where UBS has the right to call and sell one of the auction securities we purchased from them at par value of $5 million at a future date. As a result of our participation in this settlement, we included the put option from the settlement in the long term investments and elected to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to measure the put option at fair value. We also elected to transfer this auction rate security to trading securities from available-for-sale pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), as our intent is to exercise the put option at a future date.

As of August 1, 2009, the estimated fair values of the auction rate securities were $2.5 million less than their par value. We have less than 3.3% of our total cash invested in these auction rate securities, a balance of approximately $1.3 billion in cash and cash equivalents other than auction rate securities and restricted cash, and we continue to generate positive cash flow on a quarterly basis. Based on FSP 115-2, as we have no intent to sell and it is more-likely-than-not that we will not be required to sell the auction rate securities prior to recovery, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity as of August 1, 2009.

To the extent we determine that any impairment is other-than-temporary, the impairment would be recorded to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, these auction rate securities have been classified as long-term investments as of August 1, 2009.

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents, or the fair value of our investment portfolio.

Investment Risk. We invest in equity instruments of privately held companies for business and strategic purposes. These investments, which totaled $7.1 million at August 1, 2009, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations of these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

Foreign Currency Exchange Risk. Substantially all of our sales and the majority of our expenses are denominated in U.S. dollars. As a result, we have limited exposure to foreign currency exchange risk. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies. We also hold certain assets and liabilities, including potential local tax liabilities, in local currency on our balance sheet. We record the related effects of foreign exchange fluctuations on local currency expenses, assets and liabilities to other income and expense. Significant fluctuations in exchange rates in countries where we incur expenses or record assets or liabilities in local currency could affect our business and operating results in the future. Thus, we may experience both realized and unrealized foreign currency gains and losses due to these local currency exposures. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

Occasionally, we will enter into short-term forward exchange contracts to hedge exposures for purchases denominated in foreign currencies, such as the Israeli Shekel. We do not enter into derivative financial instruments for trading or speculative purposes. Generally, our practice is to hedge only the most significant of our foreign exchange exposures, typically for one to 12 months. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. As of August 1, 2009, we had $29.3 million of notional value in forward contracts designated as cash flow hedges with an unrealized gain of $2.1 million and $28.2 million of notional value in forward contracts not designated as hedges with a realized loss of $0.1 million. We had no forward contracts as of January 31, 2009. For more information see Note 5 – Derivative Financial Instruments in our notes to unaudited condensed consolidated financial statements. If foreign currency rates were to fluctuate by 10% from rates as of August 1, 2009, our consolidated financial position, operating results and cash flows could be materially affected.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	order or shipment cancellations, rescheduling or deferrals of significant customer orders;

•	our ability to scale our operations in response to changes in demand for our existing products and services or demand for new products requested by our customers;

•	gain or loss of a key customer, design win or order;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to exercise stringent quality control measures to obtain high yields;

•	effective and timely update of equipment and facilities as required for leading edge production capabilities; and

•	any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

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

Recently global credit and financial markets have been experiencing extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, volatile energy costs, increases in unemployment rates, and uncertainty about economic stability. As a result, we experienced cancellations, deferrals and a significant slowdown in orders and anticipate that these lower revenue levels could continue for the foreseeable future. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause global businesses to slow spending on our products and services, which would delay and lengthen sales cycles. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, global or in the hard disk drive and semiconductor industry. If the economy or markets in which we operate continue to deteriorate or do not fully recover, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could adversely impact our results of operations.

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

The tentative settlement of the pending shareholder class action lawsuit requires the court’s final approval and may not be approved by the court.

On June 9, 2009, we entered into an agreement to resolve the shareholder class action lawsuit filed against us and certain of our former and current officers and directors relating to our historic stock option granting practices. This class action settlement is subject to preliminary and then, following notice to class members, final approval by the United States District Court for the Northern District of California. On July 31, 2009, the court preliminary approved this settlement. A final approval hearing has been scheduled for November 6, 2009. The court may not grant final approval of this tentative settlement.

If the tentative class action settlement is not finally approved by the court, the parties might elect or be required to continue litigating this matter. This may cause us to incur substantial additional litigation costs and expenses and other liabilities, and may be distracting to management.

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

Securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of additional securities litigation. Any securities litigation could result in substantial costs, could divert the attention and resources of our management, and could have a material adverse effect on our reputation, business, financial condition, financial results, results of operations and cash flows.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues beginning in the second half of calendar 2007 and continuing to date through the second quarter of calendar 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate securities market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

As of August 1, 2009 and January 31, 2009, our investment portfolio included $41.8 million and $41.9 million, respectively, in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Our auction rate securities are all backed by student loans originated under the FFELP, and are over-collateralized, insured and guaranteed by the DOE. All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase.

In the fourth quarter ended January 31, 2009, UBS, one of the brokers who we purchased auction rate securities from, offered a settlement where UBS has the right to call and sell one of the auction securities we purchased from them at par value of $5 million at a future date. As a result of our participation in this settlement, we included the put option from the settlement in long term investments and elected to apply SFAS 159 to measure the put option at fair value. We also elected to transfer this auction rate security to trading securities from available-for-sale pursuant to SFAS 115, as our intent is to exercise the put option at a future date.

As of August 1, 2009, the estimated fair values of the auction rate securities were $2.5 million less than their par value. We have less than 3.3% of our total cash invested in these auction rate securities, a cash balance of approximately $1.3 billion in cash and cash equivalents other than auction rate securities and restricted cash, and we continue to generate positive cash flow on a quarterly basis. Based on FSP 115-2, as we have no intent to sell and it is more-likely-than-not that we will not be required to sell the auction rate securities prior to recovery, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity as of August 1, 2009.

To the extent we determine that any impairment is other-than-temporary, the impairment would be recorded to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, these auction rate securities have been classified as long-term investments as of August 1, 2009.

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

We expect to continue to make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market segment coverage, or enhance our technological capabilities. In the past three fiscal years, we have completed the acquisition of the communications and applications processor business of Intel and other small acquisitions. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance or joint venture opportunities in the future, or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

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

In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, acquired in-process research and development, charges and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. It may also be necessary for us to take other financial charges and reserves as a result of acquisitions, such as inventory write-downs. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to potential impairment charges on certain assets.

Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had approximately $2.0 billion of goodwill and $229.8 million of intangible assets on our balance sheet as of August 1, 2009. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant impairment charges, which could negatively impact our financial results. For example, as a result of our analysis related to acquired intangible assets, we recorded an impairment charge of $15.6 million in the fourth quarter ended January 31, 2009. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

We receive a significant amount of our revenues from a limited number of customers. For the six months ended August 1, 2009, two customers accounted for a total of approximately 35% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

The rapidly changing nature of the global economy and the markets in which we sell our products limits our ability to accurately forecast quarterly and annual sales. Additionally, because many of our expenses are fixed in the short term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. If our sales do not increase as anticipated, our profitability could be adversely affected due to our higher expense levels. For example, in order to reduce expenses in the challenging economic environment, in the fourth quarter ended January 31, 2009 and the first quarter ended May 2, 2009, we implemented certain cost reduction measures to reduce operating expenses. We expect cost savings from these cost reduction measures to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts.

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

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, we have experienced periods of rapid growth and expansion. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,079 employees, as of August 1, 2009. Nonetheless, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our costs and operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations. In addition, if such demand does not materialize at the pace which we expect, we may scale down our business further through additional expense and headcount reductions as well as facility consolidations or closures that could result in restructuring charges that would materially and adversely affect our results of operations. For example, in order to reduce expenses in the challenging economic environment, in the fourth quarter ended January 31, 2009 and the first quarter ended May 2, 2009, we implemented certain cost reduction measures to reduce operating expenses.

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

We believe that effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting, as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as our Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 17% of our outstanding common shares as of August 1, 2009. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could further delay or prevent an acquisition, under certain circumstances.

Under Bermuda law, all of our officers, in exercising their powers and discharging their duties, must act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Majority shareholders do not owe fiduciary duties to minority shareholders. As a result, the minority shareholders will not have a direct claim against the majority shareholders in the event the majority shareholders take actions that damage the interests of minority shareholders. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda, except that Bermuda courts would be expected to follow English case law precedent, which would permit a shareholder to bring an action in our name if the directors or officers are alleged to be acting beyond our corporate power, committing illegal acts or violating our Memorandum of Association or Second Amended and Restated Bye-Laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requiring the approval of a greater percentage of the company’s shareholders than those who actually approved it.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 91% of our net revenue for the six months ended August 1, 2009, 86% of our net revenue in fiscal 2009, 84% of our net revenue in fiscal 2008 and 89% of our net revenue in fiscal 2007.

We have substantial operations, including approximately 21% of our workforce as of August 1, 2009, in Israel. These operations are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt these operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel.

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

Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. From time to time our subsidiaries and customers receive, and may continue to receive in the future, notices that allege claims of infringement, misappropriation or misuse of the intellectual property rights of third parties. For example, in recent years, multiple claims have been made against our subsidiaries and our customers related to standards-based technologies such as wireless LAN. In addition, we have had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, our subsidiaries and customers could face claims of infringement. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorneys fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:

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

In addition, many of our contracts with our customers require us to indemnify our customers’ products against claims alleging infringement of the proprietary rights of other parties. We have agreed to indemnify select customers for claims made against our products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. For example, customers have requested us to indemnify them in connection with patent infringement lawsuits filed in Texas by Australia’s Commonwealth Scientific and Industrial Research Organization, or CSIRO, which alleged its asserted patent is essential to the 802.11 wireless standard. We have filed an action, also in Texas, against CSIRO seeking a declaratory judgment that CSIRO’s patent is invalid and unenforceable and that we and our customers do not infringe the CSIRO patent. Similarly, certain customers have asked us to indemnify them in connection with patent infringement lawsuits filed in Texas by Wi-Lan, a Canadian company, who likewise alleges its asserted patents are essential to the 802.11 wireless standard. Marvell is also named as a defendant in those cases. In addition, we filed a declaratory judgment action in California against Wi-Lan asking the court to find that our products do not infringe a certain Wi-Lan patent that Wi-Lan claims read on products that practice IEEE 802.11,

802.16 and/or Bluetooth standards. Similarly, certain customers have asked us to indemnify them in connection with patent infringement lawsuits filed by PACid Group, LLC. We believe our products do not infringe any valid and enforceable claims of the asserted patents in these litigations under an appropriate construction of these patents’ claims and we will vigorously defend ourselves in these matters.

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

The Economic Development Board of Singapore granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. Initially, this tax exemption was to expire after ten years, but the Economic Development Board of Singapore in June 2006 agreed to extend the term to 15 years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. In light of the current economic downturn, we are in discussion with the Economic Development Board of Singapore to amend part of the pioneer conditions for the future years and have come to an agreement that would preserve the 15 year tax exemption status. We expect to receive the final amendments from the Economic Development Board of Singapore before the end of fiscal year. If our Pioneer Status is terminated early, our financial results could be harmed.

Under the law, including Amendment No. 60 to the law that was published in April 2005, by virtue of the “approved or benefited enterprise” status granted to certain of its enterprises, the Israeli subsidiaries are entitled to various tax benefits. Two divisions, Marvell Israel (M.I.S.L.) Ltd. (“MISL”) and Marvell DSPC Ltd., have five approved programs and one program under the amended law. The first program was approved for MISL in 1995 and the most recent was approved in 2006. Marvell DSPC Ltd. has five approved programs and two programs under the amended law; with the first approved in 1990 and the most recent in 2007. The benefit period is generally 10 to 15 years and begins commencing in the first year in which our Israeli subsidiaries earn taxable income from the approved or benefited enterprises provided the maximum period to which it is restricted by law has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020. As our tax holidays expire, we expect that we will start paying income tax at the statutory tax rate on our operations within these development regions which will adversely impact our effective tax rate.

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

Our U.S. headquarters located in Santa Clara, California, and our buildings in Singapore, Penang, Malaysia, Etoy, Switzerland and Shanghai, China subject us to the risks of owning real property, which include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2009 annual general meeting of shareholders held on July 10, 2009, the following proposals were adopted by the votes indicated.

1.	To elect two Class 3 directors, to hold office for a three-year term until the 2012 annual general meeting of shareholders or until their successors are duly elected and qualified.

	For	Against	Abstain	Broker Non-Votes
Dr. Sehat Sutardja – Class 1 Director	531,382,984	7,081,567	336,292	—
Dr. Pantas Sutardja – Class 2 Director	533,093,679	5,354,498	352,668	—

The term of office for directors Kuo Wei (Herbert) Chang, Dr. Juergen Gromer, Dr. John G. Kassakian and Arturo Krueger continued after the annual general meeting of shareholders.

2.	To re-appoint PricewaterhouseCoopers LLP as our auditors and independent registered public accounting firm, and authorize the audit committee, acting on behalf of our board of directors, to fix the remuneration of the auditors and independent registered public accounting firm, in both cases for our fiscal year ending January 30, 2010.

For	Against	Abstain	Broker Non-Votes
537,563,214	1,093,256	144,375	—

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report:

10.1†	Amendment to the Amended and Restated 1995 Stock Option Plan

10.2†	Amendment No. 2 to the Amended 2000 Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management compensatory plan, contract or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

September 10, 2009	By:	/s/ CLYDE R. HOSEIN
Date		Clyde R. Hosein
Chief Financial Officer, Interim Chief Operating Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Amendment to the Amended and Restated 1995 Stock Option Plan

10.2†	Amendment No. 2 to the Amended 2000 Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management compensatory plan, contract or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.