Form 10-Q
period 2009-10-31
MARVELL TECHNOLOGY GROUP LTD
filed 2009-12-09
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of common shares of the registrant outstanding as of November 30, 2009 was 624,839,852 shares.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,047,395	$927,409
Restricted cash	—	24,500
Short-term investments	416,792	—
Accounts receivable, net	394,319	222,101
Inventories	239,209	310,654
Prepaids and other current assets	58,413	61,268
Deferred income taxes	14,383	14,383

Total current assets	2,170,511	1,560,315
Property and equipment, net	349,276	390,853
Long-term investments	39,274	40,541
Goodwill	1,997,662	1,997,630
Acquired intangible assets, net	203,354	286,534
Other non-current assets	127,643	138,327

Total assets	$4,887,720	$4,414,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317,233	$139,028
Accrued liabilities	73,862	83,113
Accrued employee compensation	127,171	92,022
Income taxes payable	14,671	35,803
Deferred income	71,273	57,895
Current portion of capital lease obligations	1,901	1,787

Total current liabilities	606,111	409,648
Capital lease obligations, net of current portion	1,011	2,451
Non-current income taxes payable	115,451	123,379
Other long-term liabilities	58,847	49,655

Total liabilities	781,420	585,133

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares	1,249	1,233
Additional paid-in capital	4,501,258	4,372,265
Accumulated other comprehensive loss	(1,129)	(718)
Accumulated deficit	(395,078)	(543,713)

Total shareholders’ equity	4,106,300	3,829,067

Total liabilities and shareholders’ equity	$4,887,720	$4,414,200

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net revenue	$803,098	$791,046	$1,965,152	$2,437,696
Operating costs and expenses:
Cost of goods sold	341,617	379,137	887,306	1,173,892
Research and development	212,873	234,222	615,152	722,411
Selling and marketing	35,442	41,158	102,260	129,080
General and administrative	16,660	28,869	148,856	72,809
Amortization of acquired intangible assets	26,450	34,814	83,252	105,049

Total operating costs and expenses	633,042	718,200	1,836,826	2,203,241

Operating income	170,056	72,846	128,326	234,455
Interest and other income (expense), net	(1,303)	15,109	418	21,973
Interest expense	(70)	(3,566)	(1,672)	(15,876)

Income before income taxes	168,683	84,389	127,072	240,552
Provision (benefit) for income taxes	(32,916)	13,443	(21,563)	28,300

Net income	$201,599	$70,946	$148,635	$212,252

Net income per share:
Basic	$0.32	$0.12	$0.24	$0.35

Diluted	$0.31	$0.11	$0.23	$0.34

Weighted average shares:
Basic	623,613	611,945	621,057	606,676

Diluted	659,739	630,810	647,863	630,997

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net income	$148,635	$212,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,976	85,786
Stock-based compensation	96,040	132,431
Amortization of acquired intangible assets	83,252	105,049
Fair market value adjustment to Intel inventory sold	(13,883)	(14,163)
Excess tax benefits from stock-based compensation	(205)	(356)
Deferred income taxes	6,131	—
Changes in assets and liabilities:
Restricted cash	24,500	(24,500)
Accounts receivable	(172,218)	(65,816)
Inventories	83,548	95,850
Prepaids and other assets	7,559	61,847
Accounts payable	172,062	(6,004)
Accrued liabilities and other	(13,628)	(23,693)
Accrued employee compensation	35,149	17,659
Income taxes payable	(29,060)	(100)
Deferred income	27,538	(4,700)

Net cash provided by operating activities	530,396	571,542

Cash flows from investing activities:
Purchases of investments	(426,998)	(10,172)
Sales and maturities of investments	10,318	29,181
Purchases of technology licenses	(12,550)	(2,650)
Purchases of property and equipment	(14,808)	(59,312)

Net cash used in investing activities	(444,038)	(42,953)

Cash flows from financing activities:
Proceeds from the issuance of common shares	34,749	80,453
Principal payments on capital lease and debt obligations	(1,326)	(205,039)
Excess tax benefits from stock-based compensation	205	356

Net cash provided by (used in) financing activities	33,628	(124,230)

Net increase in cash and cash equivalents	119,986	404,359
Cash and cash equivalents at beginning of period	927,409	615,648

Cash and cash equivalents at end of period	$1,047,395	$1,020,007

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of October 31, 2009, the results of its operations for the three and nine months ended October 31, 2009 and November 1, 2008, and its cash flows for the nine months ended October 31, 2009 and November 1, 2008. The January 31, 2009 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 but does not include all disclosures required by GAAP. Certain reclassifications have been made to conform to the current period’s presentation.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 as filed on March 28, 2009 with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended October 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Subsequent events

The Company has evaluated subsequent events through December 9, 2009, the date of this Quarterly Report on Form 10-Q.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of investments

In April 2009, the Financial Accounting Standards Board (“FASB”) amended an existing guidance on determining whether impairment for investments in debt securities is other-than-temporary, FASB Accounting Standards Codification (“ASC”) 320-10-65, “Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information.” If the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before it anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of impairment. However, for the remaining debt securities, if a significant decline in value exists, the Company will consider credit and other factors as included in the guidance to account for the impairment loss.

Derivative financial instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges and for other derivatives not designated as hedging instruments that the Company uses to hedge monetary assets or liabilities denominated in currencies other than the U.S. dollar, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market, determined under the first-in, first-out method. The Company records inventory excess and obsolescence provisions for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of goods sold in the unaudited condensed consolidated statements of operations.

Property and equipment, net

Property and equipment, net, including capital leases and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation for property and equipment other than buildings is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years. Buildings are depreciated on a straight-line method over an estimated useful life of 30 years and building improvements are depreciated over estimated useful lives of 15 years. Land is not depreciated. Assets held under capital leases and leasehold improvements are amortized over the shorter of term of lease or their estimated useful lives.

Goodwill and acquired intangible assets, net

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of one to seven years for purchased technology, one to eight years for core technology, one to five years for trade name, four to seven years for customer contracts and three years for non-compete agreements.

Goodwill is measured and tested for impairment on an annual basis during the fourth fiscal quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process because the fair value of the reporting unit has exceeded its net book value at every measurement date.

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

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns. However, some of the Company’s sales are made through distributors under agreements allowing for price protection, shipped from stock pricing adjustment rights and limited rights of return on products unsold by the distributors. Although title passes to the distributor upon shipment terms and payment by the Company’s distributors is not contingent on resale of the product, product revenue on sales made through distributors with price protection, shipped from stock pricing adjustment rights and stock rotation rights is deferred until the distributors sell the product to end customers because the Company’s selling price is not fixed and

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determinable and the Company is not able to reliably estimate future returns. Deferred revenue less the related cost of the inventories is reported as deferred income. The Company does not believe that there is any significant exposure related to impairment of deferred cost of sales, as its historical returns have been minimal and inventory turnover for its distributors generally ranges from 60 to 90 days. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates and from time to time it also may request a customer to accept a shipment of product before its original requested delivery date, in which case, revenue is not recognized until there is written confirmation from the customer accepting early shipment, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Additionally, collection is not deemed to be “reasonably assured,” and fees are not fixed or determinable if customers receive extended payment terms. As a result, revenue on sales to customers with payment terms substantially greater than the Company’s normal payment terms is deferred and is recognized as revenue as the payments become due. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns and other known factors. Actual returns could differ from these estimates.

The Company accounts for rebates by recording reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in the Company’s various rebate agreements.

Research and development expenses

Research and development expenses are expensed as incurred. Research and development funding from customers for development work is recognized as a credit to research and development expense under the proportionate performance method as the underlying work is performed.

Accounting for income taxes

The Company determines deferred tax assets and liabilities based upon the difference between the income tax basis of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the periods in which the differences are expected to reverse. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, and gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered or settled, a difference between the tax basis of an asset or liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or assets are recovered, hence giving rise to a deferred tax liability or asset, respectively. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company would establish a valuation allowance. The Company classifies accrued interest and penalties as part of the accrued liability and records the expense within the provision for income taxes. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. As such, changes in its subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 12 – Income Taxes of the notes to unaudited condensed consolidated financial statements for additional detail on the Company’s uncertain tax positions.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2. Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for U.S. GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single source of authoritative U.S. GAAP (other than guidance issued by the SEC) superseding all existing all non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during the quarter ended October 31, 2009. Adoption of the Codification did not have any substantive impact on the Company’s financial position or results of operations. References made to FASB guidance throughout the document have been updated for the Codification.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal year 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on its financial position and results of operations.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of October 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$163,571	$162	$(139)	$163,594
U.S. government	$253,267	$41	$(110)	$253,198

Total short-term investments	$416,838	$203	$(249)	$416,792

Long-term investments:
Available-for-sale:
Auction rate securities	$36,700	$—	$(2,426)	$34,274

Trading securities:
Auction rate securities and settlement option	$5,000	—	—	$5,000

Total long-term investments	$41,700	$—	$(2,426)	$39,274

Total investments	$458,538	$203	$(2,675)	$456,066

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of January 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Loss)	Estimated Fair Value
Long-term investments:
Available-for-sale:
Auction rate securities	$36,850	$—	$(1,309)	$35,541

Trading securities:
Auction rate securities and settlement option	$5,000	—	—	$5,000

Total long-term investments	$41,850	$—	$(1,309)	$40,541

Total investments	$41,850	$—	$(1,309)	$40,541

As of October 31, 2009 and January 31, 2009, the Company’s investment portfolio included $41.7 million and $41.9 million, respectively, in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The Company’s auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education. All auction rate securities held by the Company are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase. The Company believes the mark-to-market losses for its auction rate securities are all non-credit losses.

In the fourth quarter ended January 31, 2009, UBS, one of the brokers who the Company purchased auction rate securities from, offered a settlement where UBS has the right to call and sell one of the auction rate securities the Company purchased from them at par value of $5 million at a future date. As a result of the Company’s participation in this settlement, the Company included the put option from the settlement in long-term investments and elected the fair value option to measure the put option at fair value. The Company also elected to transfer this auction rate security to trading securities from available-for-sale as the Company’s intent is to exercise the put option in fiscal 2011.

As of October 31, 2009, the estimated fair values of the auction rate securities were $2.4 million less than their par value. The Company has less than 2.8% of its total cash invested in these auction rate securities. The Company has a balance of approximately $1.5 billion in cash, cash equivalents and short-term investments other than auction rate securities, and the Company continues to generate positive cash flow on a quarterly basis. The Company has no intent to sell and it is more likely than not that the Company will not be required to sell the auction rate securities prior to recovery. The Company concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity as of October 31, 2009. The Company also has an additional $0.2 million of unrealized losses in available-for-sale securities that it also considers to be temporary.

The final contractual maturities of available-for-sale and trading debt securities at October 31, 2009 and January 31, 2009 are presented in the following table (in thousands):

	October 31, 2009		January 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$253,393	$253,321	$—	$—
Due between one and five years	168,445	168,471	5,000	5,000
Due over five years	36,700	34,274	36,850	35,541

	$458,538	$456,066	$41,850	$40,541

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	October 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
U.S. government	$155,706	$(110)	$—	$—	$155,706	$(110)
Corporate debt securities	72,785	(139)	—	—	72,785	(139)
Auction rate securities and settlement option	—	—	39,274	(2,426)	39,274	(2,426)

Total securities	$228,491	$(249)	$39,274	$(2,426)	$267,765	$(2,675)

	January 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Auction rate securities and settlement option	$—	$—	$40,451	$(1,309)	$40,451	$(1,309)

Total securities	$—	$—	$40,451	$(1,309)	$40,451	$(1,309)

Note 4. Supplemental Financial Information (in thousands):

Inventories

	October 31, 2009	January 31, 2009
Work-in-process	$151,018	$188,830
Finished goods	88,191	121,824

	$239,209	$310,654

Property and equipment, net

	October 31, 2009	January 31, 2009
Machinery and equipment	$363,038	$343,772
Computer software	78,594	75,986
Furniture and fixtures	23,510	23,490
Leasehold improvements	39,471	38,872
Buildings	146,294	146,294
Building improvements	45,586	45,329
Land	71,198	71,198
Construction in progress	2,928	2,483

	770,619	747,424
Less: Accumulated depreciation and amortization	(421,343)	(356,571)

	$349,276	$390,853

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other non-current assets

	October 31, 2009	January 31, 2009
Long term prepayments for foundry capacity	$1,600	$8,800
Equity investments in privately held companies	7,058	7,058
Severance fund	50,462	43,121
Technology licenses	21,830	24,108
Deferred tax assets, non-current	35,444	41,575
Other	11,249	13,665

	$127,643	$138,327

Accrued liabilities

	October 31, 2009	January 31, 2009
Accrued royalties	13,270	5,660
Accrued rebates	16,407	28,925
Accrued legal and professional services	13,808	9,719
Accrued legal settlement	—	16,000
Other	30,377	22,809

	$73,862	$83,113

Other long-term liabilities

	October 31, 2009	January 31, 2009
Accrued severance obligations	$51,994	$46,716
Long-term facilities consolidation charge	2,626	2,246
Other	4,227	693

	$58,847	$49,655

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

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Numerator:
Net income	$201,599	$70,946	$148,635	$212,252

Denominator:
Weighted average shares of common shares outstanding
Weighted average shares — basic	623,613	611,945	621,057	606,676
Effect of dilutive securities:
Warrants	—	—	—	420
Common share options and other	36,126	18,865	26,806	23,901

Weighted average shares — diluted	659,739	630,810	647,863	630,997

Net income per share
Basic	$0.32	$0.12	$0.24	$0.35
Diluted	$0.31	$0.11	$0.23	$0.34

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 1.0 million common shares at a weighted average exercise price of $13.47 have been excluded from the computation of diluted net income per share for the three months ended October 31, 2009 because their exercise price was greater than the share price of the Company’s common shares and therefore, the effect would have been anti-dilutive. Options to purchase 66.1 million common shares at a weighted average exercise price of $19.34 have been excluded from the computation of diluted net income per share for the three months ended November 1, 2008 because their exercise price was greater than the share price of the Company’s common shares and therefore, the effect would have been anti-dilutive.

Options to purchase 27.4 million common shares at a weighted average exercise price of $17.09 have been excluded from the computation of diluted net income per share for the nine months ended October 31, 2009 because their exercise price was greater than the share price of the Company’s common shares and therefore, the effect would have been anti-dilutive. Options to purchase 60.5 million common shares at a weighted average exercise price of $20.25 have been excluded from the computation of diluted net income per share for the nine months ended November 1, 2008 because their exercise price was greater than the share price of the Company’s common shares and therefore, the effect would have been anti-dilutive.

Comprehensive income (in thousands)

The changes in the components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net income	$201,599	$70,946	$148,635	$212,252
Other comprehensive income:
Change in unrealized gain (loss) on marketable securities	3	316	(1,157)	(1,563)
Change in unrealized gain (loss) on cash flow hedges	(459)	—	1,330	—
Change in other	—	—	(584)	—

Total comprehensive income	$201,143	$71,262	$148,224	$210,689

The components of accumulated other comprehensive loss were as follows (in thousands):

	October 31, 2009	January 31, 2009
Unrealized loss on marketable securities	$(2,466)	$(1,309)
Unrealized gain on cash flow hedges	1,330	—
Other	7	591

Accumulated other comprehensive loss	$(1,129)	$(718)

Note 5. Derivative Financial Instruments

The Company manages some its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term impact of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the impact of rate fluctuations on certain local currency denominated operating expenses. All derivatives are recorded at fair value in either prepaid and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments.

As of October 31, 2009, the notional amounts of outstanding hedge contracts were as follows (in thousands):

	Buy Contracts	Sell Contracts
Israeli shekel	$32,575	$6,143

Total	$32,575	$6,143

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges for certain operating expenses denominated in Israeli shekels. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. The effective change is recorded in other comprehensive income (“OCI”) and is subsequently reclassified to operating expense when the hedged expense is recognized. Ineffectiveness is recorded in interest and other income, net.

Other Foreign Currency Forward Contracts. The Company enters into foreign currency forward exchange contracts to hedge certain payments denominated in Israeli shekels that it does not designate and document as cash flow or other hedges for accounting purposes. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in interest and other income (expense), net.

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows (in thousands):

October 31, 2009
Prepaids and other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$1,662
Derivative assets not designated as hedging instruments:
Other forward contracts	(31)

Total derivative assets	$1,631

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges and (b) other foreign currency hedges on OCI and the unaudited condensed consolidated statements of operations for the three and nine months ended October 31, 2009.

(a) Cash Flow Hedges (in thousands):

	Three Months Ended October 31, 2009	Nine Months Ended October 31, 2009
Accumulated gain in OCI, beginning of period	$1,790	$—
Gains recorded in OCI (effective portion)	938	3,518
Gains reclassified from OCI to operating expense (effective portion)	(1,398)	(2,188)

Accumulated gain in OCI, end of period	$1,330	$1,330

The Company anticipates reclassifying the accumulated gain recorded as of October 31, 2009 from OCI to operating expense within 12 months.

(b) Other forward contracts (in thousands):

	Three Months Ended October 31, 2009	Nine months Ended October 31, 2009
Gains recognized in other expenses, net	$85	$122

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Fair Value Measurements

Effective February 3, 2008, the Company adopted the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance, except as it applies to the non-financial assets and non-financial liabilities subject to additional authoritative guidance, which the Company adopted during the first quarter ended May 2, 2009. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 – Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.8% of total assets as of October 31, 2009.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below sets forth, by level, the Company’s financial assets that were accounted for at fair value as of October 31, 2009. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements as of October 31, 2009
	Total	Level 1	Level 2	Level 3
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$341,199	$341,199	$—	$—
Short-term investments	416,792	253,198	163,594	—
Prepaids and other current assets:
Derivative assets	1,631	—	1,631	—
Long-term investments:
Auction rate securities and settlement option	39,274	—	—	39,274

Total assets	$798,896	$594,397	$165,225	$39,274

The following table summarizes the change in fair value for Level 3 items during the nine months ended October 31, 2009 (in thousands):

Level 3
Changes in fair value during the nine months ended October 31, 2009 (pre-tax):

Beginning balance at February 1, 2009	$40,541
Purchases	—
Sales and redemption	(150)
Unrealized loss included in other comprehensive income (loss)	(1,117)

Ending balance at October 31, 2009	$39,274

Note 7. Acquired Intangible Assets, Net

		As of October 31, 2009			As of January 31, 2009
	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	1 – 7 years	$714,640	$(652,746)	$61,894	$714,640	$(615,206)	$99,434
Core technology	1 – 8 years	212,650	(122,679)	89,971	212,650	(101,990)	110,660
Trade name	1 – 5 years	350	(249)	101	350	(219)	131
Customer contracts	4 – 7 years	183,300	(132,041)	51,259	183,300	(107,294)	76,006
Non-compete agreements	3 years	700	(571)	129	700	(397)	303

Total acquired intangible assets, net		$1,111,640	$(908,286)	$203,354	$1,111,640	$(825,106)	$286,534

Based on the identified intangible assets recorded at October 31, 2009, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Remainder of fiscal 2010	$23,298
2011	79,913
2012	41,951
2013	35,217
2014	22,093
Thereafter	882

$203,354

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Restructuring and Related Charges

During the three months ended October 31, 2009, the Company continued to implement certain cost reduction measures that included reductions in workforce that were announced in the first quarter ended May 2, 2009. In addition, the Company also impaired some facilities due to vacating certain locations. As a result, during the three months ended October 31, 2009, the Company recorded a restructuring charge of $1.9 million consisting of $0.1 million of severance and related employee benefits to the terminated employees and $1.8 million for equipment and other related charges which included $1.0 million for leasehold improvements, furniture and equipment related to the closure of a lease in a foreign subsidiary. For the nine months ended October 31, 2009, the Company recorded a restructuring charge $15.2 million consisting of $8.6 million for of severance and related employee benefits to terminated employees, $4.2 million for equipment and other related charges and $2.3 million of additional facilities impairment charges.

The following table sets forth an analysis of the components of the restructuring charges and the payments made (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Restructuring liabilities, beginning of period	$5,234	$1,486	$7,685	$2,731
Severance and related charges	117	—	8,641	—
Equipment and other related charges	1,802	—	4,234	—
Facilities and related charges	—	—	2,336	—
Non-cash adjustment	(1,015)	—	(1,254)	—
Net cash payments	(1,501)	(226)	(17,005)	(1,471)

Restructuring liabilities, end of period	$4,637	$1,260	$4,637	$1,260

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Research and development	$1,338	$—	$10,704	$—
Selling and marketing	51	—	1,839	—
General and administrative	530	—	2,668	—

	$1,919	$—	$15,211	$—

The Company anticipates that $0.1 million will be paid out in cash for severance and related charges during the three months ending January 30, 2010. The remaining facility lease charges included in the restructuring liabilities will be paid out through fiscal 2018.

Note 9. Commitments and Contingencies

Warranty obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Warranty accrual:
Beginning balance	$3,421	$2,521	$2,094	$2,532
Accruals	(169)	286	2,799	1,106
Settlements	(1,308)	(367)	(2,949)	(1,198)

Ending balance	$1,944	$2,440	$1,944	$2,440

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Purchase commitments

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extended the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of October 31, 2009, payments totaling $174.2 million (included in prepaids and other current assets and other non-current assets) had been made and approximately $162.2 million of the prepayment had been utilized as of October 31, 2009. At October 31, 2009, there were no outstanding commitments under the agreement.

Under the Company’s manufacturing relationships with foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of October 31, 2009, the amount of open purchase orders to these foundries was approximately $139.7 million.

As of October 31, 2009, the Company had approximately $21.2 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court issued an order of final approval of the settlement. Certain objectors are seeking to appeal. If for any reason the settlement does not become effective, the Company believes it has meritorious defenses to the claims against it and intends to defend the action vigorously.

Section 16(b) Litigation. On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. Numerous similar suits were filed by the same plaintiff against other underwriters relating to other issuers. The underwriter defendants and some of the issuer defendants (excluding the Company) filed a motion to dismiss, and on March 12, 2009, the district court ordered dismissal of all claims against the moving issuer defendants without prejudice. The court also ordered dismissal of all claims against the underwriter defendants with prejudice. On April 10, 2009, the plaintiffs filed their notice of appeal to those dismissal orders. In accordance with the briefing schedule set by the Ninth Circuit Court of Appeals on August 18, 2009, plaintiff filed her opening brief on August 26, 2009. On October 2, 2009, the underwriter defendants/appellees/cross-appellants filed their answering brief, and the moving issuers/appellees filed their principal brief as well. Plaintiff/appellant/cross-appellee filed her response and reply briefs on November 2, 2009. The underwriter defendants/appellees/cross-appellants filed their reply brief on November 17, 2009. The Ninth Circuit Court of Appeals has not set a hearing date. No discovery has taken place.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The case then proceeded in the trial court. On January 13, 2009, the Court granted a motion disqualifying the Company’s counsel and the Company engaged new counsel. The trial date was continued from March 2, 2009 to May 4, 2009. The claims against the three Company officers were dropped. The parties engaged in extensive discovery. Motions for summary judgment and/or summary adjudication filed by the parties were heard on February 3, 2009 and were all denied except for Jasmine’s motions directed to the Company’s declaratory judgment claims, which were granted. On June 3, 2009, the Court granted the Company’s motion to dismiss Jasmine’s Second Amended Complaint with prejudice, for lack of standing. The Court also entered a 60-day stay of the cross claims to allow Jasmine to seek appellate review. The matter was fully briefed before the Court of Appeal, Sixth Appellate District and oral argument was heard on December 1, 2009. There is no deadline for when a decision will issue.

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

On May 22, 2008, the Company’s Subsidiaries filed a motion for summary judgment seeking to invalidate the ‘069 Patent on indefiniteness grounds. The motion was denied on August 14, 2008. The claim construction hearing was held on June 26, 2008 and the claim construction order was issued on August 14, 2008. On September 25, 2009, the Company’s subsidiaries filed a motion to stay pending reexamination of the ‘069 Patent, and the issue has been fully briefed. The trial for the Marvell CSIRO Litigation is scheduled to commence on May 10, 2010. The Company’s Subsidiaries believe that they do not infringe any valid and enforceable claims of the ‘069 Patent and intend to litigate this action vigorously.

Shareholder Derivative Litigation. Between June 22, 2006 and August 2, 2006, three purported shareholder derivative actions were filed in the United States District Court for the Northern District of California. Each of these lawsuits named the Company as a nominal defendant and a number of the Company’s current and former directors and officers as defendants. Each lawsuit sought to recover damages purportedly sustained by the Company in connection with its option granting processes, and sought certain corporate governance and internal control changes. Pursuant to orders of the court dated August 17, 2006 and October 17, 2006, the three actions were consolidated as a single action, entitled In re Marvell Technology Group Ltd. Derivative Litigation. The plaintiffs filed an amended and consolidated complaint on November 1, 2006. On or about March 5, 2008, the parties entered into a memorandum of understanding to resolve the lawsuit. The terms of the settlement included certain corporate governance enhancements and an agreement by the Company to pay up to $16 million in plaintiffs’ attorneys’ fees. The Company accrued the $16 million settlement amount in the fourth quarter of fiscal 2008. On March 20, 2009, the parties submitted formal settlement documentation to the Court seeking preliminary and thereafter final approval for the settlement. After a hearing held on May 8, 2009, the Court granted preliminary approval of the settlement by written order on May 21, 2009. The hearing for the final court approval was held on July 17, 2009, and the Court granted final approval of the settlement by written order on August 12, 2009, and the settlement amount was paid shortly thereafter.

Class Action Securities Litigation. Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints allege that the Company and certain of its current and former officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. On February 2,

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation. On August 16, 2007, plaintiffs filed a consolidated class action complaint. The consolidated complaint seeks, on behalf of persons who purchased the Company’s common shares during the period from February 27, 2003 to October 2, 2006, inclusive, unspecified damages, interest, costs and expenses, including attorneys’ fees and disbursements. The Company filed its answer to the complaint on January 12, 2009. On June 9, 2009, the parties entered into a stipulation of settlement to resolve the lawsuit. The settlement provides for a payment by the Company to the class of $72 million. On July 31, 2009, the Court granted preliminary approval of the proposed settlement. The hearing for the final Court approval was held on November 6, 2009, and the Court granted final approval of the settlement by written order on November 13, 2009. The Company accrued $72 million in the first quarter of fiscal 2010 and paid the amount into escrow in August 2009.

Wi-LAN Litigation. On December 21, 2006, MSI received a letter from Wi-LAN, Inc. (“Wi-LAN”) accusing MSI of infringing five United States patents and one Canadian patent allegedly owned by Wi-LAN. On October 31, 2007, Wi-LAN sued two groups of system and chip manufacturers in the United States District Court for the Eastern District of Texas, in both cases naming MSI as a defendant and alleging patent infringement. The complaints seek unspecified damages and an injunction. In the first case, Wi-LAN alleges that defendants infringe U.S. Patent Nos. 5,282,222 and RE 37,802 (“the ‘222 and ‘802 patents”) that allegedly relate to the 802.11 wireless standards. In the second case, Wi-LAN alleges that defendants infringe the same ‘222 and ‘802 patents, and in addition Wi-LAN alleges that some of the defendants in the second case infringe a third patent that allegedly relates to Asymmetric Digital Subscriber Line (“ADSL”) technology. In the second case, MSI is not accused of infringing the ADSL patent.

On May 27, 2008, defendants in both cases jointly moved to consolidate the co-pending related cases and permit claims involving suppliers of the products to be litigated first. Wi-LAN filed its opposition on June 18, 2008. On September 10, 2008, the Court granted the defendant’s motion to consolidate both actions but denied as premature having the defendant suppliers’ case proceed first. On December 12, 2008, Wi-LAN filed a motion for leave to file a supplemental first amended complaint to add a fourth patent, U.S. Pat. No. 6,549,759 (the “759 Patent”) allegedly relating to the Bluetooth standard. Defendants opposed this motion on January 23, 2009. The Court issued an order on February 3, 2009, granting Wi-LAN’s motion to add the ‘759 Patent. The Claim Construction Hearing is scheduled for March 11, 2010, for the ‘222 and ‘802 patents, and September 1, 2010, for the ‘759 patent, and the trial for all three patents is set to begin on January 4, 2011. MSI believes it does not infringe any valid and enforceable claims of the asserted Wi-LAN patents and will vigorously defend itself in these matters.

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

On December 10, 2008, MSI and MAPL filed a complaint against Wi-LAN in the United States District Court for the Northern District of California asking the Court to find that MSI and MAPL do not infringe the ‘759 Patent that Wi-LAN asserted against the Company’s products. The ‘759 Patent allegedly relates to products compliant with IEEE 802.11, 802.16 and/or Bluetooth standards. MSI and MAPL also asked, in the alternative, that the Court find the patents are invalid and unenforceable. On January 15, 2009, Wi-LAN filed a motion to dismiss a related complaint by Intel Corporation for lack of personal jurisdiction, subject matter jurisdiction and improper venue and to transfer to first filed forum (E.D. of Texas). On May 4, 2009, the Court held a hearing on Wi-LAN’s motion. On June 4, 2009, the Court denied the motion to dismiss and granted in-part Wi-LAN’s request to transfer the Intel action, ordering that the part of the action relating to the “759 Patent be transferred to the Eastern District of Texas. On September 1, 2009, Wi-LAN filed a motion to transfer MSI and MAPL’s complaint to the Eastern District of Texas. On September 28, 2009, the Court held a hearing on Wi-LAN’s motion to transfer MSI and MAPL’s complaint to the Eastern District of Texas. On October 15, 2009, the Court granted the motion to transfer.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PACid Patent Litigation. On March 30, 2009, The PACid Group, LLC filed a complaint in the United States District Court for the Eastern District of Texas, case no. 6:09-cv-00143 LED, which named MSI, Marvell Technology, Inc. (“MTI”), Marvell Semiconductor, Ltd. (“MSL”), the Company and 15 other companies as defendants. The complaint alleged infringement of two patents purportedly relating to encryption: U.S. Patent Nos. 5,963,646 and 6,049,612. The complaint seeks unspecified damages and an injunction. On May 22, 2009, MSI filed its answer and counterclaims to the complaint. On June 1, 2009, MTI, MSL and the Company were dismissed without prejudice. MSI believes that it does not infringe any valid and enforceable claims of the asserted PACid patents and intends to contest this action vigorously. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time. The Court has scheduled a Markman hearing (to interpret the claims of the patents-in-suit) for March 25, 2010 and has scheduled trial for February 14, 2011.

Xpoint Patent Litigation. On August 21, 2009, Xpoint Technologies, Inc. filed a complaint in the United States District of Delaware, which names the Company, MSI and thirty-six other companies as defendants. The complaint alleged infringement of U.S. Patent No. 5,913,028 which purportedly relates to data traffic delivery. The complaint seeks unspecified damages and an injunction. On September 18, 2009 an amended complaint was filed. On October 28, 2009, the Company was dismissed from the lawsuit, although MSI remains a defendant. An answer to the complaint is due December 18, 2009. MSI intends to contest this action vigorously. Because this action is in the very early stages, the Company is unable to predict the outcome of this litigation at this time.

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

Note 10. Stock-Based Compensation

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Cost of goods sold	$2,389	$1,795	$8,315	$8,623
Research and development	24,134	30,607	68,064	93,537
Selling and marketing	4,087	6,896	11,457	20,403
General and administrative	3,767	280	8,204	9,868

	$34,377	$39,578	$96,040	$132,431

Stock-based compensation of $1.8 million and $3.6 million was capitalized in inventory as of October 31, 2009 and January 31, 2009, respectively.

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Volatility	53%	44%	51%	45%
Expected life (in years)	4.6	5.3	1.3	1.3
Risk-free interest rate	2.5%	3.3%	0.7%	4.3%
Dividend yield	—	—	—	—
Weighted average fair value	$6.98	$4.99	$4.14	$6.05

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Stock Option Plans		Employee Stock Purchase Plan
	Nine Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Volatility	53%	44%	51%	45%
Expected life (in years)	4.6	5.2	1.3	1.3
Risk-free interest rate	2.1%	3.3%	0.7%	4.3%
Dividend yield	—	—	—	—
Weighted average fair value	$5.82	$5.23	$4.14	$6.05

The Company established the expected term for employee options and awards, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Expected volatility was developed based on the average of the Company’s historical daily stock price volatility. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s stock options. Forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Note 11. Shareholders’ Equity

Stock plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 383.4 million common shares reserved for issuance thereunder as of October 31, 2009. Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

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

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan had 750,000 common shares reserved for issuance thereunder as of October 31, 2009. Under the 2007 Directors’ Plan, an outside director is granted an option to purchase 50,000 common shares upon appointment to the Company’s Board of Directors. These options vest one-third on the one year anniversary of the date of grant and one-third of the shares on each anniversary thereafter. An outside director who has served on the Company’s Board of Directors for the prior six months is also granted an option to purchase 12,000 common shares on the date of each annual meeting of the Company’s shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant.

Under the Option Plan and the 2007 Directors’ Plan, the Company may also grant restricted stock awards, which may be subject to vesting, and stock unit awards, which are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee stock purchase plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), and on October 22, 2009, the Purchase Plan was amended and restated (the “Restated Purchase Plan”). The Restated Purchase Plan had 57.9 million common shares reserved for issuance thereunder as of October 31, 2009. Pursuant to the terms of the Restated Purchase Plan, the “look-back” period for the stock purchase price was changed from 24 months to six months. This change will be effective for new participants who enroll in the Restated Purchase Plan in December 2009 and for each successive offering period thereafter. Offering and purchase periods will continue to begin on December 8 and June 8 of each year. New participants will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the Company’s common shares at the beginning or the end of each six-month period. The existing two-year offering periods will be phased out so any currently enrolled participant in a current 24-month offering period will continue in the current offering period until the earlier of the end of the offering period or in the event the current offering period is reset. A reset occurs if the fair market value of Marvell common shares on any purchase date is less than it was on the first day of the offering period. Currently enrolled participants were granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

The Purchase Plan included a limitation on the number of shares that may be purchased in the event that the market price of the Company’s common shares decreases by more than 25% from one purchase date to the next. In the event the share limitation is triggered, the number of shares an employee may purchase on the subsequent purchase date may not exceed 75% of the number the employee could have purchased at 85% of the market price on the earlier purchase date. This share limitation was triggered in connection with the June 2008 purchase period, which ended in December 2008, and remained in effect as of October 31, 2009 under the terms of the Restated Purchase Plan.

Participants who will enroll under the Restated Purchase Plan will no longer be subject to a share limitation on the number of shares that may be purchased in the event that the market price of Company’s common shares decreases by more than 25% from one purchase date to the next. Participants may purchase no more than 7,500 shares per six-month offering period. Participants purchase stock using payroll deductions, which may not exceed 15% of their total cash compensation.

For the three and nine months ended October 31, 2009, the Company recognized $8.4 million and $23.9 million of stock-based compensation expense related to the activity under the Restated Purchase Plan, respectively. The Company did not issue any shares under the Restated Purchase Plan in the three months ended October 31, 2009. The Company issued 2.2 million shares during the nine months ended October 31, 2009 at a price of $4.87. As of October 31, 2009, there was $15.9 million of unrecognized compensation cost related to the Restated Purchase Plan.

Stock option activity under the Company’s stock option plans for the nine months ended October 31, 2009 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Balance at January 31, 2009	85,054	$10.81
Options granted	1,407	$12.82
Options forfeited/canceled/expired	(3,446)	$15.67
Options exercised	(4,517)	$6.24

Balance at October 31, 2009	78,498	$10.90

Vested or expected to vest at October 31, 2009	75,589	$10.92

Exercisable at October 31, 2009	50,228	$10.47

Included in the preceding table are options for 2.1 million common shares granted to certain officers at exercise prices ranging between $6.84 and $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets or achievement of certain operating performance criteria through fiscal 2014.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at October 31, 2009 was $319.8 million and 5.5 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at October 31, 2009 was $228.2 million and 4.0 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of October 31, 2009.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock units vested and expected to vest as of October 31, 2009 was $51.4 million and 1.0 years, respectively.

Included in the table below is activity related to restricted stock units (in thousands, except per share amounts):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 31, 2009	6,499	$9.58
Granted	74	$13.47
Vested	(2,120)	$12.16
Canceled/Forfeited	(367)	$9.17

Balance at October 31, 2009	4,086	$8.51

The Company’s current practice is to issue new shares to satisfy share option exercises. As of October 31, 2009, compensation costs related to nonvested awards not yet recognized amounted to $183.3 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.8 years and 1.8 years, respectively.

The total tax benefit attributable to options exercised for the nine months ended October 31, 2009 was $205,000 as reported on the unaudited condensed consolidated statements of cash flows in financing activities. Such excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Note 12. Income Taxes

For the three months ended October 31, 2009 and November 1, 2008, the Company’s effective tax rate was an income tax benefit of 19.5% and an income tax expense 15.9%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense, amortization of acquired intangibles and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions. For the three months ended October 31, 2009, the effective tax rate was impacted by a reduction of unrecognized tax benefits of approximately $27.4 million due to the expiration of the statute of limitation in multiple jurisdictions. Additionally, there was a reduction of unrecognized tax benefits for $2.4 million due to a settlement of an audit in a non-US jurisdiction. Also there was an adjustment of taxes payable related to periods in 2002 through 2006 of a non-US entity which resulted in a tax benefit of $5.3 million.

The Company’s total unrecognized tax benefits as of October 31, 2009 and November 1, 2008 were $93.4 million and $112.8 million, respectively. The Company also recorded a liability for potential interest and penalties of $20.5 million and $7.7 million, respectively, as of October 31, 2009. For the three months ended October 31, 2009, the provision for income taxes in several foreign jurisdictions was reduced by $29.9 million because of several factors including the statute of limitations lapsed for uncertain tax positions, the favorable settlement of an audit in a non-U.S. jurisdiction, and the impact of a revaluation of certain unrecognized tax benefits due to tax rate change in a non-U.S. jurisdiction effective during the quarter. If recognized, all of the liabilities recorded to date, except the portion attributable to the foreign exchange gains and losses, will impact the effective tax rate.

The Company conducts business globally and, as a result, one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as Singapore, Japan, Taiwan, China, India, Germany, Israel, Netherlands, Switzerland, the United Kingdom, Canada, Malaysia and the United States. The Company is subject to non-U.S. income tax examinations for years beginning with fiscal year 2002 and for U.S. income tax examinations beginning with fiscal year 2007.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Related Party Transactions

On August 19, 2005, through its subsidiaries MSI and MIL, the Company entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (“C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as other license and manufacturing services agreements of the Company with other third parties for similar technology. The Company recognized $0.9 million and none of revenue under the C2Micro License Agreement during the three months ended October 31, 2009 and November 1, 2008, respectively. The Company recognized $0.9 million and $2.6 million of revenue under the C2Micro License Agreement during the nine months ended October 31, 2009 and November 1, 2008, respectively. As of October 31, 2009, the Company had received a prepayment of $0.6 million from C2 Microsystems for the manufacturing of certain products. Dr. Sehat Sutardja, the Company’s President and Chief Executive Officer, and Weili Dai, the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Dr. Sehat Sutardja and Weili Dai are husband and wife. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, is a member of the board of directors of C2 Microsystems and, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of C2 Microsystems. Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

On January 8, 2007, the Company, through MIL, entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). The Evaluation License Agreement has no consideration. The Company also incurred $50 and $31,000 of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the semiconductor design business of UTStarcom, Inc. during the three months ended October 31, 2009 and November 1, 2008, respectively. The Company incurred $6,000 and $140,000 of royalty expense under the same license agreement during the nine months ended October 31, 2009 and November 1, 2008, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI Corporation. On March 30, 2009, the Company entered into an addendum to this core license agreement with VeriSilicon. The Company recorded a license fee of $0.5 million and maintenance fees of $80,000 during the first quarter ended May 2, 2009. On June 30, 2009, the Company entered into a second addendum to this technology license agreement with VeriSilicon for VeriSilicon to perform services for a fee of $40,000. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

On September 28, 2007, the Company, through MIL, entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which the Company licensed technology from Sonics. The Technology Agreement has substantially similar terms as other license agreements of the Company with other third parties for similar technology. The Company paid $0.1 million under the Technology Agreement for the license and related maintenance during fiscal 2009. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, serves as a member of the board of directors of Sonics and has a direct and/or indirect ownership interest in the equity of Sonics. There was no expense incurred related to the Technology Agreement during the three and nine months ended October 31, 2009 and November 1, 2008.

On October 31, 2007, the Company entered into a License Agreement with Vivante Corporation (the “Vivante Agreement”). The Vivante Agreement has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. The Company recorded none and $0.2 million of expense during the three and nine months ended November 1, 2008, respectively, in connection with the Vivante Agreement. In August 2008, the Company entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. The Company recorded $2.0 million for the license fee and $0.2 million of maintenance during fiscal 2009 in connection with this Technology License Agreement. In January 2009, the Company entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. In April 2009, the Company entered into an amendment to the Technology License Agreement with Vivante. The Company recorded $1.0 million for the license fee and $70,000 of maintenance during the first quarter ended May 2, 2009 in connection with the amendment to the Technology License Agreement. In June 2009, the Company entered into the second amendment to the Technology License Agreement with Vivante. The Company recorded $0.5 million for the license fee and $50,000 of maintenance during the three months ended August 1, 2009. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; our expectations regarding industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations regarding our inventory levels; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our expectations regarding the amount of our future sales in Asia; our expectation regarding the effect of auction rate securities on our working capital needs or other requirements; our intention to make acquisitions, investments, strategic alliances and joint ventures; our expectations regarding results, cash flows and expense in the fourth quarter of fiscal 2010 compared with the third quarter of fiscal 2010; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources, capital expenditures, investment requirements and commitments to meet our capital needs for the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our plan regarding forward exchange contracts; the effect of recent accounting pronouncements and changes in taxation rules; and our expectations regarding unrecognized tax benefits. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of the recent worldwide financial crisis; the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive and wireless and cellular industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the impact of lengthy and expensive product sales cycles; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip devices leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceiver, handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. We are a fabless integrated circuit company, which means that we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

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

Results of Operations

Starting in the third quarter of fiscal 2009, when we began to see the early signs of a potential economic downturn, we began taking actions to reduce our cost and expense structure. Several of those actions had a significant impact on the results in both the three and nine months ended October 31, 2009 as follows:

•

Headcount reductions – Starting in the fourth quarter of fiscal 2009, we began a reduction of force that impacted all of our worldwide operations including the closure of the design center in Canada and the test operations in Malaysia. These reductions have lowered our salary related expenses significantly.

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

•

Discretionary spending controls – During the second half of fiscal 2009, we implemented very strict guidelines with regards to discretionary spending including restrictions on travel and limitations on use of outside professional services to name a few. Although we have begun to ease some of the restrictions, we expect to continue the spending discipline to help ensure our expense levels remain competitive.

•

Stock-based compensation – In the fourth quarter of fiscal 2009, we implemented a stock option exchange program for our employees to allow them to exchange options with higher prices for restricted stock units. The exchange program allowed employees to receive some value while also reducing our stock option expense levels. The expense in the periods of fiscal 2010 has been lower partially due to differences in the vesting schedule of replacement grants versus exchanged options. In addition, we took the opportunity while the stock price was lower to provide our annual grants to employees earlier in the cycle in order to provide some additional retention value but also limit the amount of stock-based compensation associated with those awards.

After a few very challenging quarters, during the second quarter of fiscal 2010, we started to see some improvement in the overall worldwide economic conditions. This trend continued during the third quarter of fiscal 2010 as is evidenced by the improved revenues and overall significantly improved financial results compared to the prior quarter. Improvement in our cost of manufacturing and operational execution over the past year has significantly benefited our gross margins. Reductions in our cost structure along with operational discipline have lowered our operating expenses. These changes have allowed a significant portion of our increases in revenues in recent periods to benefit our net income.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	42.5	47.9	45.2	48.2
Research and development	26.5	29.6	31.3	29.6
Selling and marketing	4.4	5.2	5.2	5.3
General and administrative	2.1	3.6	7.6	3.0
Amortization of acquired intangible assets	3.3	4.4	4.2	4.3

Total operating costs and expenses	78.8	90.7	93.5	90.4

Operating income	21.2	9.3	6.5	9.6
Interest and other income, net	(0.2)	1.9	0.0	0.9
Interest expense	0.0	(0.5)	(0.1)	(0.7)

Income before income taxes	21.0	10.7	6.5	9.8
Provision for income taxes	(4.1)	1.7	(1.1)	1.1

Net income	25.1%	9.0%	7.6%	8.7%

Three and Nine Months Ended October 31, 2009 and November 1, 2008

Net Revenue

	Three Months Ended			Nine Months Ended
	October 31, 2009	November 1, 2008	% Change	October 31, 2009	November 1, 2008	% Change
	(in thousands, except percentage)
Net revenue	$803,098	$791,046	1.5%	$1,965,152	$2,437,696	(19.4)%

The increase in net revenue for the three months ended October 31, 2009 compared to the three months ended November 1, 2008 was primarily due to new hard disk drive programs at key customers in our storage business, growth in our networking business as customers continue to adopt our solutions and growth in our embedded wireless business as a result of strength in several gaming platforms. Partially offsetting the increases was a decrease in revenue in the cellular handheld business and printer semiconductor solution offerings due to lower consumer spending and alternative technology solutions compared to the prior year. The decrease in net revenue for the nine months ended October 31, 2009 compared to the net revenue for the nine months ended November 1, 2008 reflects the negative impacts of the global economic slowdown, which we experienced across each of our product families. Within our storage business, a reduction in consumer spending on PCs resulted in lower demand from our hard disk drive customers. Within cellular handheld, wireless and printer semiconductor solution offerings, our products for applications such as mobile phones, gaming devices and printers were adversely impacted by lower consumer spending as compared to the previous year. We currently expect that revenue in the fourth quarter of fiscal 2010 will increase moderately from the level of revenue that we reported in the third quarter of fiscal 2010 as we continue to see signs of recovery in the economic environment and the ramp of some new design wins.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the three months ended October 31, 2009, two customers each represented more than 10% of our net revenue, and totaled 39% of our net revenue. For the nine months ended October 31, 2009, two customers represented more than 10% of our net revenue, and totaled 39% of our net revenue. For the three months ended November 1, 2008, two customers represented more than 10% of our net revenue, with a total of 36% of our net revenue. For the nine months ended November 1, 2008, two customers represented more than 10% of our net revenue, with a total of 37% of our net revenue. No distributors accounted for more than 10% of our net revenue in the three and nine months ended October 31, 2009 and November 1, 2008.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 89% and 88% of our net revenue for the three months ended October 31, 2009 and November 1, 2008, respectively, and represented 90% and 86% of our net revenue for the nine months ended October 31, 2009 and November 1, 2008, respectively. The rest of our sales are to customers located in the United States and other geographic regions. We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia. Substantially all of our sales to date have been denominated in U.S. dollars.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	October 31, 2009	November 1, 2008	% Change	October 31, 2009	November 1, 2008	% Change
	(in thousands, except percentage)
Cost of Goods Sold	$341,617	$379,137	(9.9)%	$887,306	$1,173,892	(24.4)%
% of net revenue	42.5%	47.9%		45.2%	48.2%

The decrease in cost of goods sold as a percentage of revenue for the three and nine months ended October 31, 2009 compared to the three and nine months ended November 1, 2008 was partially due to lower material and manufacturing costs as a result of cost reduction efforts with our foundry, assembly and test subcontractors discussed above as well as the on-going focus on yield improvements. Cost of goods sold as a percentage of revenue also decreased due to an improved mix of products sold, sales of previously written down inventory and lower excess and obsolescence provisions. Our cost of goods sold as a percentage of revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our foundry, assembly and test subcontractors, the introduction of new products with lower margins and product warranty costs.

Research and Development

	Three Months Ended			Nine Months Ended
	October 31, 2009	November 1, 2008	% Change	October 31, 2009	November 1, 2008	% Change
	(in thousands, except percentage)
Research and development	$212,873	$234,222	(9.1)%	$615,152	$722,411	(14.8)%
% of net revenue	26.5%	29.6%		31.3%	29.6%

The decrease in research and development expense for the three months ended October 31, 2009 compared to the three months ended November 1, 2008 of $21.3 million was partially due to the benefit of $4.6 million of research and development funding from customers for development work in the three months ended October 31, 2009. In addition, stock-based compensation decreased $6.5 million due to older options with relatively higher valuations becoming fully vested along with the impact of our stock option exchange program. Mask, wafer and pre-production related costs decreased $3.8 million due to lower pricing and timing of tape outs. Other decreases in research and development expenses of approximately $7.7 million related to lower discretionary spending due to tight cost controls including travel, consulting, and supplies. Partially offsetting the decrease in expense was an increase in restructuring related costs of $1.3 million mainly due to the write-off equipment in one of our foreign locations.

The decrease in research and development expense for the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008 of $107.3 million was partially due to lower salary and related expenses of $21.9 million as a result of lower headcount while stock-based compensation decreased $25.5 million. In addition, we received the benefit of $19.1 million of research and development funding from customers for development work in the nine months ended October 31, 2009. Mask, wafer and product related costs decreased $15.3 million due to lower pricing and volume of tape outs. Other decreases in research and development expenses of approximately $27.3 million related to lower discretionary spending due to tight cost controls. Partially offsetting the decrease in expense was an increase in restructuring related costs of $10.7 million.

We currently expect research and development expense during the fourth quarter ending January 30, 2010 will moderately increase from the level of expense reported during the third quarter ended October 31, 2009 in connection with a higher volume of tapeouts.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	October 31, 2009	November 1, 2008	% Change	October 31, 2009	November 1, 2008	% Change
	(in thousands, except percentage)
Selling and marketing	$35,442	$41,158	(13.9)%	$102,260	$129,080	(20.8)%
% of net revenue	4.4%	5.2%		5.2%	5.3%

The decrease in selling and marketing expense for the three months ended October 31, 2009 compared to the three months ended November 1, 2008 of $5.7 million was primarily due to lower sales commissions of $1.1 million as a result of the mix of revenue. Stock-based compensation decreased $2.8 million. Additionally, various other selling and marketing costs including travel declined $1.2 million due to cost control efforts.

The decrease in selling and marketing expense for the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008 of $26.8 million was primarily due to lower salary and related expenses of $7.2 million due to lower headcount. Stock-based compensation decreased $8.9 million. Additionally, sales rep commissions decreased $4.9 million due to lower revenue and various other selling and marketing costs decreased $5.2 million due to cost control efforts.

We currently expect that selling and marketing expense during the fourth quarter ending January 30, 2010 will increase moderately from the level of expense reported during the third quarter ended October 31, 2009.

General and Administrative

	Three Months Ended			Nine Months Ended
	October 31, 2009	November 1, 2008	% Change	October 31, 2009	November 1, 2008	% Change
	(in thousands, except percentage)
General and administrative	$16,660	$28,869	(42.3)%	$148,856	$72,809	104.4%
% of net revenue	2.1%	3.6%		7.6%	3.0%

The decrease in general and administrative expense for the three months ended October 31, 2009 compared to the three months ended November 1, 2008 of $12.2 million was primarily due to lower legal fees as a result of insurance recoveries on previous litigation and the stage of litigation in the quarter. Various other general and administrative expenses such as outside services, consulting and temporary services decreased $1.3 million due to cost control efforts. Partially offsetting the decreases was an increase in stock-based compensation of $3.5 million due primarily to stock-based compensation recorded for performance based grants in which the achievement of the specified performance targets were determined to be attainable in the current year while the prior year included the reversal of costs for certain grants. In addition, restructuring related costs increased $0.5 million.

The increase in general and administrative expense for the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008 of $76.0 million was primarily the result of a $72.0 million legal settlement in connection with the class action securities litigation related to our historical stock option granting practices recorded in the three months ended May 2, 2009. Legal fees, on a net basis, increased by $16.5 million primarily due to $24.5 million of insurance recoveries related to certain litigation activity received in the first quarter ended May 3, 2008. This was partially offset by a $10.0 million settlement with the Securities and Exchange Commission (the “SEC”) investigation regarding our historical stock option granting practices and related accounting matters also recorded in the first quarter ended May 3, 2008. In addition to the settlements, the remaining increase in legal fees of approximately $2.0 million was due to increased hours spent on litigation matters, including one of our cases ramping up for trial. Restructuring related costs increased $2.7 million in connection with actions implemented in response to the economic downturn. Partially offsetting the increase in general and administrative expense was a decrease of $1.7 million in stock-based compensation and $2.2 million of lower salary and related costs due to lower headcount. Finally, various other general and administrative expenses such as outside services, consulting, temporary services and other decreased $9.7 million due to cost control efforts.

We currently expect that general and administrative expense during the fourth quarter ending January 30, 2010 will increase moderately from the level of expense reported during the third quarter ended October 31, 2009.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	October 31, 2009	November 1, 2008	% Change	October 31, 2009	November 1, 2008	% Change
	(in thousands, except percentage)
Amortization of acquired intangible assets	$26,450	$34,814	(24.0)%	$83,252	$105,049	(20.7)%
% of net revenue	3.3%	4.4%		4.2%	4.3%

The decrease in amortization of acquired intangible assets for the three and nine months ended October 31, 2009 compared to the three and nine months ended November 1, 2008 was due to intangible assets from certain acquisitions becoming fully amortized and the effects of the write-off of certain purchased intangibles during the fourth quarter ended January 31, 2009.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	October 31, 2009	November 1, 2008	% Change	October 31, 2009	November 1, 2008	% Change
	(in thousands, except percentage)
Interest and other income (expense), net	$(1,303)	$15,109	(108.6)%	$418	$21,973	(98.1)%
% of net revenue	0.2%	1.9%		0.0%	0.9%

The decrease in interest and other income (expense), net, for the three and nine months ended October 31, 2009 compared to the three and nine months ended November 1, 2008 was primarily due to a decrease in market interest rates and an increase in foreign exchange losses as a result of fluctuations in currencies, which was partially offset by an increase in cash and cash equivalent balances throughout the last two fiscal quarters and a gain on the severance fund in a foreign jurisdiction.

Interest Expense

	Three Months Ended			Nine months Ended
	October 31, 2009	November 1, 2008	% Change	October 31, 2009	November 1, 2008	% Change
	(in thousands, except percentage)
Interest expense	$70	$3,566	(98.0)%	$1,672	$15,876	(89.5)%
% of net revenue	0.0%	0.5%		0.1%	0.7%

The decrease in interest expense for the three and nine months ended October 31, 2009 compared to the three and nine months ended November 1, 2008 was due to the repayment of outstanding debt during the fourth quarter ended January 31, 2009. Interest expense for the nine months ended October 31, 2009 includes interest expense from the settlement of a payroll tax penalty recorded in connection with our historical stock option granting practices.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	October 31, 2009	November 1, 2008	% Change	October 31, 2009	November 1, 2008	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(32,916)	$13,443	(344.9)%	$(21,563)	$28,300	(176.2)%
% of pre-tax income	19.5%	15.9%		17.0%	11.8%

The effective tax rates in any given quarter are influenced by non-tax-deductible expenses, such as stock-based compensation expense, amortization of acquired intangibles, and accounting for uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Tax” (“ASC 740”). In addition to the quarterly income tax provision, the effective tax rate for the three months ended October 31, 2009 was impacted due to the expiration of statute of limitations in multiple jurisdictions, which reduced our uncertain tax benefits by approximately $27.4 million, along with the adjustment of taxes payable of $5.3 million related to periods in 2002 through 2006 of a non-U.S. entity, and by a reduction of $2.4 million in an unrecognized tax benefits due to a settlement of an audit in a non-U.S. jurisdiction. For the nine months ended October 31, 2009, the provision includes a reduction of $33.2 million due to the statute of limitations lapsing for uncertain tax positions, an increase in our provision due to the impact of a non-U.S. corporate tax rate change of $6.2 million, favorable audit settlements in non-U.S. jurisdictions decreasing the provision by $5.0 million and the adjustment of taxes payable by $5.3 million related to a non-U.S. entity.

Liquidity and Capital Resources

Our principal source of liquidity as of October 31, 2009 consisted of approximately $1.0 billion of cash and cash equivalents and $416.8 million of short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, debt financing and cash generated by operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $530.4 million for the nine months ended October 31, 2009 included $394.9 million from net income adjusted for non-cash items and $135.5 million of net cash provided by changes in working capital items. Improvements in working capital included a decrease in inventories of $83.5 million as we decreased our inventory levels earlier in the year in light of the economic downturn and have experienced capacity constraints as we have attempted to restore the levels. In addition, accounts payable increased by $172.1 million due to our on-going efforts to manage payment periods with vendors. Accrued employee compensation also increased by $35.1 million due primarily to an increase in accrued bonuses. Finally, deferred income increased due to our distributors increasing inventory levels in anticipation of increased sales as the overall economic environment improves. Significant working capital changes offsetting positive cash flows for the nine months ended October 31, 2009 related to an increase in accounts receivable of $172.2 million due to the higher revenue during the three months ended October 31, 2009. In addition, income taxes payable decreased by $29.1 million due to the reversal of tax contingency reserves during the current fiscal year as a result of the expiration of the statute of limitations related to certain items and favorable outcomes on audit closures in foreign jurisdictions during fiscal 2010.

Net cash provided by operating activities of $571.5 million for the nine months ended November 1, 2008 included $521.0 million from net income adjusted for non-cash items and $50.5 million of net cash provided by changes in working capital. Improvements in working capital included a decrease in inventories of $95.9 million related to the completion of contractual obligations under the original supply agreement with Intel as well as concentrated efforts to reduce inventory levels. Prepaid and other assets decreased $61.8 million due primarily to the utilization of prepaid foundry capacity and receipt of prepaid wafers. Significant working capital changes offsetting positive cash flows included an increase in accounts receivable of $65.8 million due primarily to the timing of revenue recorded toward the end of the quarter as well as timing of payments received from customers. In addition, accrued liabilities decreased by $23.7 million attributable to a decrease in accrued contingent consideration as milestones were achieved. Finally, accrued employee compensation increased $17.6 million due primarily to an increase in accrued vacation, accrued salaries due to timing of the payroll cycle and accrued bonuses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $444.0 million for the nine months ended October 31, 2009 compared to $43.0 million for the nine months ended November 1, 2008. The cash flows for the nine months ended October 31, 2009 was due primarily to the net purchase of investments of $416.7 million as we began to implement our new investment strategy, purchases of property and equipment of $14.8 million and purchases of technology licenses for $12.6 million. The cash flows for the nine months ended November 1, 2008 was due to purchases of property and equipment of $59.3 million, purchases of investments of $10.2 million, partially offset by sales and maturities of investments of $29.2 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $33.6 million for the nine months ended October 31, 2009 compared to net cash used in financing activities of $124.2 million for the nine months ended November 1, 2008. For the nine months ended October 31, 2009, cash flows were attributable to proceeds from the issuance of common shares under our stock options plans and employee stock purchase plan. For the nine months ended November 1, 2008, cash flows were attributable to principal payments on debt obligations and capital leases partially offset by proceeds from the issuance of common shares under our stock option plans and employee stock purchase plan.

Contractual Obligations and Commitments

In February 2005 and as amended in March 2005, we entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extended the term of the agreement and the agreed upon pricing terms until December 31, 2015. As of October 31, 2009, all payments (included in prepaids and other current assets and other non-current assets) had been made and approximately $162.2 million of the prepayment had been utilized. At October 31, 2009, there were no outstanding commitments under the agreement.

Under our manufacturing relationships with foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of October 31, 2009, the amount of open purchase orders to these foundries was approximately $139.7 million.

As of October 31, 2009, we had approximately $21.2 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

The following table summarizes our contractual obligations as of October 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	There- after	Total
	(remaining three months)
Contractual obligations:
Operating leases	$9,154	$33,445	$22,909	$15,515	$2,999	$9,720	$93,742
Capital lease obligations	521	2,084	522	—	—	—	3,127
Purchase commitments to foundries	139,740	—	—	—	—	—	139,740
Capital purchase obligations	21,156	—	—	—	—	—	21,156

Total contractual cash obligations	$170,571	$35,529	$23,431	$15,515	$2,999	$9,720	$257,765

Included in operating lease commitments are lease payments for computer-aided-design software license agreements and airplane lease commitments.

In addition to the above commitments and contingencies, as of October 31, 2009, we recorded $93.4 million of unrecognized tax benefits as liabilities in accordance with ASC 740. We also recorded a liability for potential interest and penalties of $20.5 million and $7.7 million, respectively, as of October 31, 2009. During the next 12 months, we believe that audit resolutions and the expiration of statute of limitations could potentially reduce our unrecognized tax benefit by approximately $12.6 million. However, this amount can change because we continue to have ongoing negotiations with various tax authorities throughout the year. At this time, we are unable to make a reasonably reliable estimate of the amount of payments in each year beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Off-Balance Sheet Arrangements

As of October 31, 2009, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB ASC 105-10, “Generally Accepted Accounting Principles – Overall” (“ASC 105-10”). ASC105-10 establishes the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for U.S. GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single source of authoritative U.S. GAAP (other than guidance issued by the SEC) superseding all existing all non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during the quarter ended October 31, 2009. Adoption of the Codification did not have any substantive impact on our financial position or results of operations. References made to FASB guidance throughout the document have been updated for the Codification.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal year 2011. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our financial position and results of operations.

Related Party Transactions

On August 19, 2005, through our subsidiaries Marvell Semiconductor, Inc. (“MSI”) and Marvell International Ltd. (“MIL”), we entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (the “C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as our other license and manufacturing services agreements with other third parties for similar technology. We recognized $0.9 million and none of revenue under the C2Micro License Agreement during the three months ended October 31, 2009 and November 1, 2008, respectively. We recognized $0.9 million and $2.6 million of revenue under the C2Micro License Agreement during the nine months ended October 31, 2009 and November 1, 2008, respectively. As of October 31, 2009, we had received a prepayment of $0.6 million from C2 Microsystems for the manufacturing of certain products. Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Dr. Sehat Sutardja and Weili Dai are husband and wife. Kuo Wei (Herbert) Chang, a member of our Board of Directors, is a member of the board of directors of C2 Microsystems and through his ownership, and control of C-Squared venture entities, is also an indirect shareholder of C2 Microsystems. Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

On January 8, 2007, through our subsidiary MIL, we entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”), with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). The Evaluation License Agreement has no consideration. We incurred $50 and $31,000 of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the semiconductor design business of UTStarcom, Inc. during the three months ended October 31, 2009 and November 1, 2008, respectively. We incurred $6,000 and $140,000 of royalty expense under the same license agreement during the nine months ended October 31, 2009 and November 1, 2008, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI Corporation. On March 30, 2009, we entered into an addendum to this core license agreement with VeriSilicon. We recorded a license fee of $0.5 million and maintenance fees of $80,000 during the first quarter ended May 2, 2009. On June 30, 2009, we entered into the second addendum to the technology license agreement with VeriSilicon for VeriSilicon to perform services for a fee of $40,000. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

On September 28, 2007, through our subsidiary MIL, we entered into a Master Technology Agreement (the “Technology Agreement”) with Sonics, Inc. (“Sonics”), pursuant to which we have licensed technology from Sonics. The Technology Agreement has substantially similar terms as our other license agreements with other third parties for similar technology. We paid $0.1 million under the Technology Agreement for the license and related maintenance during fiscal 2009. Kuo Wei (Herbert) Chang, a member of our Board of Directors, serves as a member of the board of directors of Sonics and has a direct and/or indirect ownership interest in the equity of Sonics. There was no expense incurred related to the Technology Agreement during the three and nine months ended October 31, 2009 and November 1, 2008.

On October 31, 2007, we entered into a License Agreement with Vivante Corporation (the “Vivante Agreement”). The Vivante Agreement has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology. We recorded none and $0.2 million of expense during the three and nine months ended November 1, 2008, respectively, in connection with the Vivante Agreement. In August 2008, we entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology. We recorded $2.0 million for the license fee and $0.2 million of maintenance during fiscal 2009 in connection with this Technology License Agreement. In January 2009, we entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. In April 2009, we entered into an amendment to the Technology License Agreement with Vivante. We recorded $1.0 million for the license fee and $70,000 of maintenance during the first quarter ended May 2, 2009 in connection with the amendment to the Technology License Agreement. In June 2009, we entered into the second amendment to the Technology License Agreement with Vivante and recorded $0.5 million for the license fee and $50,000 of maintenance during the three months ended August 1, 2009. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of our Board of Directors, through his ownership and control of C-Squared venture entities, is also an indirect shareholder of Vivante.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due to the strength of our balance sheet, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio or on our operating results or cash flows.

As of October 31, 2009 and January 31, 2009, our investment portfolio included $41.7 million and $41.9 million, respectively, in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Our auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program (the “FFELP”) and are over-collateralized, insured and guaranteed by the U.S. Federal Department of Education (the “DOE”). All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase.

In the fourth quarter ended January 31, 2009, UBS, one of the brokers in which we purchase auction rates securities from, offered a settlement where UBS has the right to call and sell one of the auction securities we purchased from them at par value of $5 million at a future date. As a result of our participation in this settlement, we included the put option from the settlement in the long term investments and elected to the fair value option to measure the put option at fair value. We also elected to transfer this auction rate security to trading securities from available-for-sale as our intent is to exercise the put option at a future date.

As of October 31, 2009, the estimated fair values of the auction rate securities were $2.4 million less than their par value. We have less than 2.8% of our total cash invested in these auction rate securities, a balance of approximately $1.5 billion in cash, cash equivalents and short-term investments other than auction rate securities, and we continue to generate positive cash flow on a quarterly basis. As we have no intent to sell and it is more likely than not that we will not be required to sell the auction rate securities prior to recovery, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity as of October 31, 2009.

To the extent we determine that any impairment is other-than-temporary, the impairment would be recorded to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, these auction rate securities have been classified as long-term investments as of October 31, 2009.

At any time, fluctuations in interest rates could affect interest earnings on our cash and cash equivalents, or the fair value of our investment portfolio.

Investment Risk. We invest in equity instruments of privately held companies for business and strategic purposes. These investments, which totaled $7.1 million at October 31, 2009, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations of these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

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

Occasionally, we will enter into short-term forward exchange contracts to hedge exposures for purchases denominated in foreign currencies, such as the Israeli Shekel. We do not enter into derivative financial instruments for trading or speculative purposes. Generally, our practice is to hedge only the most significant of our foreign exchange exposures, typically for one to 12 months. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. As of October 31, 2009, we had $26.4 million of notional value in forward contracts designated as cash flow hedges with an unrealized gain of $1.6 million and $12.3 million of notional value in forward contracts not designated as hedges with a realized loss of $31,000. We had no forward contracts as of January 31, 2009. For more information see Note 5 – Derivative Financial Instruments in our notes to unaudited condensed consolidated financial statements. If foreign currency rates were to fluctuate by 10% from rates as of October 31, 2009, our consolidated financial position, operating results and cash flows could be materially affected.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

any litigation related to our intellectual property that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

Due to fluctuations in our quarterly operating results and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. On average, technology companies have been subject to a greater number of securities class action claims than companies in many other industries as a result of stock price volatility. If our stock price is volatile, we may become involved in this type of litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

The global credit and financial markets over the past year experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. As a result, we experienced cancellations, deferrals and a significant slowdown in orders, which resulted in lower revenue levels that could continue for the foreseeable future. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause global businesses to further slow spending on our products and services, which would delay and lengthen sales cycles. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, globally, or in the hard disk drive or in the semiconductor industry. If the economy or markets in which we operate deteriorate from current levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could adversely impact our results of operations.

Changes in our management may cause uncertainty in, or be disruptive to, our business.

We have experienced significant changes in our management and our board of directors in recent years. For example, in 2008, we hired a new chief financial officer and a new general counsel. Since October 2008, our chief financial officer has also served as our interim chief operating officer, and we have reassigned many of the duties that had previously been allocated to the chief operating officer to other employees. In light of our current operating structure and effectiveness, our board of directors has reevaluated whether we need a chief operating officer and determined that appointing a permanent chief operating officer at this time is not necessary. Thus, we have suspended our search for a permanent chief operating officer. In addition, three of the independent directors currently on our board of directors joined the board in or subsequent to October 2007, and in April 2009, an independent director was appointed to a new position of lead independent director. Although we will endeavor to implement any director and management transition in as non-disruptive a manner as possible, any such transition might impact our business, and give rise to uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. This could adversely affect our business, financial condition, results of operations and cash flows, and our ability to execute our business model could be impaired.

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

Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had approximately $2.0 billion of goodwill and $203.4 million of intangible assets on our balance sheet as of October 31, 2009. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant impairment charges, which could negatively impact our financial results. For example, as a result of our analysis related to acquired intangible assets, we recorded an impairment charge of $15.6 million in the fourth quarter ended January 31, 2009. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. In addition, we evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

We receive a significant amount of our revenues from a limited number of customers. For the nine months ended October 31, 2009, two customers accounted for a total of approximately 39% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers, a significant reduction in sales we make to them, or any problems we encounter collecting amounts due from them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we rely on third party vendors to manufacture, assemble and test the products we design. We currently rely on several third party foundries to produce our integrated circuit products. We also currently rely on several third party assembly and test subcontractors to assemble, package and test our products. This exposes us to a variety of risks, including the following:

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

No Guarantee of Capacity or Supply:

Availability of foundry capacity has from time to time in the past been constrained due to strong demand, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices until December 31, 2015. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need.

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

In order to secure sufficient foundry capacity when demand is high and mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with suppliers that could be costly and harm our results of operations, such as non-refundable deposits with or loans to foundries in exchange for capacity commitments, and contracts that commit us to purchase specified quantities of integrated circuits over extended periods. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. For example, amounts payable under our foundry fabrication capacity agreement are non-refundable regardless of whether we are able to utilize all or any of the guaranteed wafer capacity under the terms of the agreement. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

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

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, we have experienced periods of rapid growth and expansion. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,145 employees, as of October 31, 2009. Nonetheless, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products and services or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our costs and operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations. In addition, if such demand does not materialize at the pace which we expect, we may scale down our business further through additional expense and headcount reductions as well as facility consolidations or closures that could result in restructuring charges that would materially and adversely affect our results of operations. For example, in order to reduce expenses in the challenging economic environment, in the fourth quarter ended January 31, 2009 and the first quarter ended May 2, 2009, we implemented certain cost reduction measures to reduce operating expenses.

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

On May 8, 2008, we announced that we had reached an agreement with the SEC that concluded the SEC’s formal investigation of us with respect to our historic stock option granting practices. As a result of our SEC settlement, we have forfeited for three years following the entry of judgment, or June 20, 2011, the ability to invoke the “safe harbor” for the forward-looking statements provision of the Private Securities Litigation Reform Act of 1995. This safe harbor provided us enhanced protection from liability related to forward-looking statements if the forward-looking statements were either accompanied by meaningful cautionary statements or were made without actual knowledge that they were false or misleading. Without the statutory safe harbor, it may be more difficult for us to defend against any claims based on forward-looking statements.

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

U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues beginning in the second half of calendar 2007 and continuing through the second quarter of calendar 2009, leading to liquidity disruption in asset-backed commercial paper and failed auctions in the auction rate securities market. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

As of October 31, 2009 and January 31, 2009, our investment portfolio included $41.7 million and $41.9 million, respectively, in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Our auction rate securities are all backed by student loans originated under the FFELP, and are over-collateralized, insured and guaranteed by the DOE. All auction rate securities held by us are rated by the major independent rating agencies as either AAA or Aaa at the time of purchase.

In the fourth quarter ended January 31, 2009, UBS, one of the brokers who we purchased auction rate securities from, offered a settlement where UBS has the right to call and sell one of the auction securities we purchased from them at par value of $5 million at a future date. As a result of our participation in this settlement, we included the put option from the settlement in long term investments and elected the fair value option to measure the put option at fair value. We also elected to transfer this auction rate security to trading securities from available-for-sale as our intent is to exercise the put option at a future date.

As of October 31, 2009, the estimated fair values of the auction rate securities were $2.4 million less than their par value. We have less than 2.8% of our total cash invested in these auction rate securities, a cash balance of approximately $1.5 billion in cash and cash equivalents and short-term investments other than auction rate securities, and we continue to generate positive cash flow on a quarterly basis. As we have no intent to sell and it is more-likely-than-not that we will not be required to sell the auction rate securities prior to recovery, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity as of October 31, 2009. We also have an additional $0.2 million of unrealized losses in available-for-sale securities that it also considers to be temporary.

To the extent we determine that any impairment is other-than-temporary, the impairment would be recorded to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, these auction rate securities have been classified as long-term investments as of October 31, 2009.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as our Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 17% of our outstanding common shares as of October 31, 2009. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could further delay or prevent an acquisition, under certain circumstances.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 90% of our net revenue for the nine months ended October 31, 2009, 86% of our net revenue in fiscal 2009, 84% of our net revenue in fiscal 2008 and 89% of our net revenue in fiscal 2007.

We have substantial operations, including approximately 21% of our workforce as of October 31, 2009, in Israel. These operations are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt these operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel.

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

Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs or our third party manufacturers have significant cost will increase the cost of such operations, which could harm our results of operations. For example, we have large fixed costs in Israel, which will become greater if the U.S. dollar declines in value versus the Israeli Shekel. On the other hand, sales to our customers have been denominated in U.S. dollars, and increases in the value of the U.S. dollar will increase the price of our products leading to a reduction in sales and profitability for us in that country.

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

Under the law, including Amendment No. 60 to the law that was published in April 2005, by virtue of the “approved or benefited enterprise” status granted to certain of its enterprises, the Israeli subsidiaries are entitled to various tax benefits. Two divisions, Marvell Israel (M.I.S.L.) Ltd. (“MISL”) and Marvell DSPC Ltd., have five approved programs and one program under the amended law. The first program was approved for MISL in 1995 and the most recent was approved in 2006. Marvell DSPC Ltd. has five approved programs and two programs under the amended law; with the first approved in 1990 and the most recent in 2007. The benefit period is generally ten to 15 years and begins commencing in the first year in which our Israeli subsidiaries earn taxable income from the approved or benefited enterprises provided the maximum period to which it is restricted by law has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020. As our tax holidays expire, we expect that we will start paying income tax at the statutory tax rate on our operations within these development regions which will adversely impact our effective tax rate.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

10.1†	Amendment to the Amended and Restated 1995 Stock Option Plan

10.2†	2000 Employee Stock Purchase Plan (as amended and restated as of October 22, 2009), incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 28, 2009

10.3†	2000 Employee Stock Purchase Plan Form of Subscription Agreement

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management compensatory plan, contract or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

December 9, 2009	By:	/s/ CLYDE R. HOSEIN
Date		Clyde R. Hosein
Chief Financial Officer, Interim Chief Operating Officer and Secretary

EXHIBIT INDEX

10.1	Amendment to the Amended and Restated 1995 Stock Option Plan

10.2†	2000 Employee Stock Purchase Plan (as amended and restated as of October 22, 2009), incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 28, 2009

10.3†	2000 Employee Stock Purchase Plan Form of Subscription Agreement

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management compensatory plan, contract or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.