Form 10-K
period 2010-01-30
MARVELL TECHNOLOGY GROUP LTD
filed 2010-03-31
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $4,346,076,405 based upon the closing price of $13.34 per share on the Nasdaq Global Select Market on July 31, 2009 (the last business day of the registrant’s most recently completed second quarter). Common shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common shares known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

As of March 15, 2010, there were 640,025,848 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2010 annual general meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

TRADEMARKS

Marvell®, Prestera®, Link Street®, Virtual Cable Tester®, NetGX®, Alaska®, Yukon®, Libertas® and DSP Switcher® are registered trademarks of Marvell International Ltd. and/or its affiliates. Discovery™, Sheeva™, Horizon™, Kirkwood™, Orion™, ARMADA™, Avastar™ and Qdeo™ are trademarks of Marvell International Ltd. and/or its affiliates. MIPS® is a registered trademark of MIPS Technologies, Inc. PowerPC™ is a trademark of International Business Machines Corporation. Any other trademarks or trade names mentioned are the property of their respective owners.

MARVELL TECHNOLOGY GROUP LTD.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements and include statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include, without limitation, statements relating to such matters as: our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; our expectation regarding industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectation regarding the current economic environment; our expectations regarding future growth based on our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities, operating expenses and shipments of certain products; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products in the semiconductor industry; our expectations regarding our facilities and the sufficiency of our facilities; the anticipated features and benefits of our technology solutions; our ability to execute our strategy and components of our strategy; our plan to strengthen and expand our relationship with customers using a variety of processes; our ability to anticipate the needs of our customers; our expectations that average selling prices of our products will continue to be subject to significant pricing pressures; our expectations to transition our semiconductor products to increasingly smaller line width geometries; the factors that impact our future success; our expectations regarding the benefits of our fabless manufacturing approach; our expectations regarding competition and our ability to compete successfully in the markets for our products; our plans to reduce our costs and expenses; our plan to attract new customers and retain existing customers by the introduction of new products; our continued efforts relating to the protection of our intellectual property, including claims of patent infringement; our expectations regarding the amount of customer concentration in the future; the amount of our future sales in Asia; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding stock-based compensation; our expectations regarding our investment in research and development; our expected results, cash flows, and expenses, including those related to sales and marketing, research and development and general and administrative; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding revenue, sources of revenue and make-up of revenue; our expectation regarding gross margin and events that may cause gross margin to fluctuate; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding the growth in business and operations; our expectations regarding future impairment review of our goodwill and intangible assets; our ability to attract and retain highly skilled employees; our expectations regarding the effectiveness of our internal control over financial reporting; our plans regarding dividends; our plans regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding litigation; our expectations regarding arrangements with suppliers; our expectations regarding the demand for our products; our expectations regarding pricing; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; and our expectations regarding the effect of recent accounting pronouncements and changes in taxation rules. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to: the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal control over financial reporting; our dependence on a small number of customers; our ability to develop new and enhanced products; the impact of our complex products on market acceptance of our new products; our reputation with current or prospective customers; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the U.S. federal income tax laws and/or foreign tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the impact of natural disasters on our business; our ability to obtain and renew licenses from third parties; the impact of the crisis in the global financial markets; our ability to raise funds; our plans to implement and improve operational, financial and management systems; the impact of environmental regulations; and the outcome of pending or future litigation and legal proceedings. Additional factors that could cause actual results to differ materially include the risks discussed in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

In this Annual Report on Form 10-K, references to “Marvell,” “we,” “us,” “our” or the “Company” mean Marvell Technology Group Ltd. and its subsidiaries, except where it is made clear that the term means only the parent company.

PART I

Item 1.	Business

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip (“SoC”) devices leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers (“PHY”), handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications.

Our core technologies were initially focused on the storage market, where we provide high-performance products to storage companies such as Hitachi Ltd., Samsung Semiconductor, Seagate Technology, Toshiba Corporation and Western Digital Corporation. We subsequently applied our technology to the broadband communications market, where we provide industry-leading PHY wired and wireless Ethernet-switching solutions that enable the data transmission between communications systems to manufacturers of high-speed networking and wireless equipment including Asustek Computer Inc., Cisco Systems, Inc., Dell Inc., Hewlett Packard Company, Huawei Technologies Co., Ltd., Juniper Networks, Inc., Brocade Communication Systems, Inc., Intel Corporation and NETGEAR, Inc. Our wireless technology has a variety of uses in emerging consumer electronic devices, including enabling applications such as wireless connectivity, ad-hoc gaming, streaming audio, video and Voice over Internet Protocol (“VoIP”), for products offered by companies such as Microsoft Corporation, Motorola, Inc., Palm, Inc. and Sony Corporation.

In fiscal 2007, we acquired the communications and applications processor business from Intel (the “ICAP Business”), providing us with cellular and handheld solutions with customers such as Research in Motion Limited, Samsung and Motorola. Also, during fiscal 2007, we acquired the printer semiconductor division from Avago Technologies Limited, which provides SoC and system level solutions for both inkjet and laser jet printer systems primarily for Hewlett Packard Corporation. We also have applied our technology by introducing integrated circuits and modules that provide power management broadly to electronic devices.

We were incorporated in Bermuda in January 1995. Our registered address is Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number there is (441) 296-6395. The mailing address of our business offices in Bermuda is Argyle House, 41A Cedar Avenue, Hamilton, HM 12, Bermuda. The address of our United States operating subsidiary is Marvell Semiconductor, Inc., 5488 Marvell Lane, Santa Clara, California 95054, and our telephone number there is (408) 222-2500. We also have operations in many countries including Canada, China, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, Malaysia, Netherlands, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. Our fiscal year ends on the Saturday nearest January 31. In this Annual Report on Form 10-K, we refer to the fiscal year ended January 27, 2007 as fiscal 2007, the fiscal year ended February 2, 2008 as fiscal 2008, the fiscal year ended January 31, 2009 as fiscal 2009, the fiscal year ended January 30, 2010 as fiscal 2010 and the fiscal year ending January 29, 2011 as fiscal 2011.

Available Information

Our website address is located at www.marvell.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange

Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file this material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”).

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

Within most modern electronic systems, in both the enterprise and consumer application domain, the device interconnects and data transmission occurs within the analog signal domain. However, due to advanced technologies, modern systems approaches and new algorithms, most new products convert the analog signals into digital signals to process the information. Given the high volume and cost sensitive nature of both enterprise and consumer applications, it is very beneficial to be able to integrate many of the analog and digital functions onto a single integrated circuit, which can help to increase system performance, lower costs and lower overall power consumption. As a result, these devices require a combination of both analog and digital integrated circuit technologies, more commonly known as mixed-signal technology. Historically, the ability to manufacture mixed-signal technologies required the use of expensive, non-scalable semiconductor manufacturing process technologies. However, to achieve price points that will accelerate the acceptance of these highly integrated mixed signal devices, a smaller number of semiconductor vendors, including us, have invested in the fundamental research and development capability, which allows for the use of high volume, lower cost and scalable complementary metal oxide semiconductor (“CMOS”) fabrication technology.

Because the processing requirements of these mixed signal integrated circuits continue to expand with the increased performance and sophistication of the devices in which they are embedded, many of these integrated circuits are now also integrating high performance embedded microprocessors and complex digital signal processors to handle this increased workload. This minimizes or eliminates the need for a costly host central processing unit (“CPU”). With improvements in the performance of such embedded microprocessors, devices can further expand their capabilities while at the same time minimizing power requirements.

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

Our Markets and Products

We target computers, communications-related equipment and consumer devices that require the benefits of highly integrated mixed-signal devices for high-speed data storage, transmission and management. We also target a broad range of electronic products that can utilize our power management solutions. Additionally, we are developing new products that are targeted for new markets that we currently do not serve. Our current product offerings are primarily targeted at three broad end markets: enterprise and infrastructure communications networks, the converged digital home and converged mobility.

We offer our customers in these markets a wide range of integrated circuit solutions using proprietary communications mixed-signal processing (“CMSP”) and digital signal processing technologies. We are applying our expertise in analog, mixed-signal, digital signal processing, embedded microprocessor, complex SoC capabilities and our extensive intellectual property portfolio in a variety of end-market applications.

While we offer products tailored to specific end-market requirements, the majority of the products we offer are complex platform-based SoC devices. The devices we develop usually incorporate several similar building blocks of intellectual property, including ARM-based CPUs, wired or wireless communication intellectual property, data switching fabrics, and a variety of peripheral interfaces. Additionally, many of our SoC devices are shipped with software to enable our customers to develop systems quicker. The ability to leverage our intellectual property and software across multiple end-markets has allowed us to address new and emerging opportunities much faster than competitors. Additionally, the development time and cost of a new product can be collapsed since we re-use significant complex blocks of intellectual property across multiple end markets. Our portfolio of intellectual property building blocks is a competitive advantage, creating significant barriers to entry from many of our competitors. A description of a number of our products is set forth below.

Storage Products

We offer a broad range of storage products targeted for hard disk drives, tape drive electronics, optical disk drives, solid-state flash drives and storage subsystems technology. We offer both discrete components targeted at specific storage-class requirements, as well as complex SoC solutions, which integrate multiple functional blocks onto a single device.

Storage System-on-a-Chip:    Our integrated drive electronics platform is a flexible SoC solution that provides increased performance, reduced power consumption and cost savings essential for next-generation hard disk drives. We provide Storage SoC solutions for enterprise, desktop and mobile storage systems.

Utilizing our leading-edge read channel devices as the core for integration, we have the flexibility to either add any number of functional blocks available in our portfolio or to integrate customer provided intellectual property. With our high data transfer rates, our advanced SoC platform provides solutions that have the ability to span multiple product generations, allowing for product life cycle risk-reduction, lower cost of ownership and accelerated time-to-market.

Our current SoC products incorporate the read channel, hard disk controller (“HDC”), embedded memory and one or more Marvell designed ARM-microprocessors into a single integrated circuit.

Read Channel:    A read channel is a mixed-signal integrated circuit that provides the interface between the analog signals stored on magnetic disk drives and the digital signals that computers can understand and manipulate. The performance of the read channel is a key factor to the overall performance of the hard disk drive storage system. Read channel performance is measured as a function of the signal-to-noise ratio (“SNR”). The higher the SNR value of a read channel circuit, the better the circuit is able to separate valid data from system induced noise. Our ability to consistently develop multiple generations of read channel circuits with industry leading SNR performance has enabled our customers to improve finished drive yields and to yield higher density drives given a fixed aerial density platter.

In the development of our read channel products we utilize advanced mixed-signal and digital signal processing technologies. Our read channel devices utilize a variety of advanced signaling algorithms including advanced partial response maximum likelihood (Advanced PMRL) or the low density parity check (“LDPC”) algorithm. We anticipate the majority of our future storage SoC solutions for high-density drives will be based on LDPC read channel technology. Our technology incorporates an efficient data-encoding scheme in addition to advanced digital filtering and data-detection techniques. Our read channel products are designed to allow customers to achieve high areal density in addition to fast data transfer rates for their hard disk drives. Our read channels utilize custom digital and analog blocks running at a very high frequency while achieving low power consumption.

Hard Disk Controller:    A HDC is an integrated circuit that provides high performance input/output (“I/O”), interface control between the hard disk drive read channel, servo motor controller and the host system. The HDC consists of a buffer controller, multi-core ARM-based CPUs, a disk formatter and host bus interface. We support a variety of host system interfaces, including serial advanced technology attachment (“SATA”), serial attached SCSI (“SAS”) and to a lesser degree fibre-channel Fibre Channel. These host bus interfaces can support data transfer rates of 1.5 Gigabits per second (“Gbps”) scalable up to 6 Gbps.

Tape Drive Controllers:    Our solutions provide our tape drive customers with SCSI, SAS and Fibre Channel I/O interfaces. These devices contain integrated reduced instruction set computer (“RISC”) processors, buffer controller, direct memory access and a microprocessor interface.

Solid-State Drive Controllers:    Our solid-state drive (“SSD”) controllers are targeted at the emerging market for SLC or MLC NAND flash-based storage systems, both for the enterprise and consumer client market. Our SSD controllers leverage significant portions of intellectual property and software developed for the hard disk drive market, including our SAS, SATA and PCIe interfaces, our embedded ARM-based CPUs and data formatting logic. Additionally, we incorporate unique intellectual property, which address’ wear-leveling algorithms required to assure stable device operation.

Storage-System Products:    Our storage system solutions leverage our proprietary 6Gbs SAS intellectual property and address the market for enterprise-class redundant array of inexpensive disks (“RAID”), value-class RAID and complex storage area network solutions. Our storage system products enable customers to manage and aggregate data from arrays of multiple hard disk drives or from multiple servers. Our portfolio of storage system solutions includes devices which convert data from multiple formats (SATA to SAS, PCIe to SAS), devices which aggregate up to 24 individual ports of lower bandwidth SAS or SATA formatted data and consolidates this data into high bandwidth 6 Gbps streams.

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

Prestera Switch Family:    The Prestera architecture is our sixth generation of Ethernet-based switching solutions. The Prestera family is designed to enable system manufacturers to build a wide range of products that address high-density Gigabit Ethernet (“GbE”) solutions for various network topologies, accommodating varying bandwidth requirements, including wide area networks (“WANs”), metropolitan area networks (“MANs”), enterprise networks, and small-and-medium size businesses networks. Using the Prestera switching architecture, manufacturers can introduce high-performance, feature-rich and cost-effective products that not only meet today’s market needs but also provide a scalable platform for future requirements.

The Prestera -MX multi-layer switching family of products are fully integrated 10GbE, 1GbE and 100 Megabits per second (“Mbps”) Fast Ethernet wire-speed configurable devices targeted at metropolitan edge and access systems in service provider networks. The Prestera -MX devices target MAN switching applications, including Layer 2/3 switching, Layer 2 to Layer 5 traffic classification for millions of flows, wire-speed access control lists, traffic policing and shaping, longest prefix match, network address translation and Multi-Protocol Label Switching functions.

The Prestera -EX family of packet processors is designed to deliver multi-layer enterprise switching to drive GbE to the desktop with exceptional price and performance ratios and industry-leading features. The Prestera -EX family is designed to provide a complete line of Fast Ethernet, GbE and 10GbE switching solutions with 100% software compatibility.

The Prestera -DX family of packet processors offers integration and performance targeted at desktop GbE switches in small-and-medium size businesses networks. The Prestera -DX packet processors are designed to enable system vendors to design affordable, plug-and-play, high-density, standalone switches, which address the cost-sensitive unmanaged and lightly managed desktop switching market.

The family of fabric processors and crossbar switch fabrics offers the ability to expand and scale network topologies, which leverage the Prestera -DX packet processors. The switch fabric processors are single-chip traffic managers with an integrated crossbar and Serializer-Deserializer (“SERDES”) targeted for low cost, high-performance scaling of stackable and chassis-based systems in data centers, multi-tenant buildings and enterprise wiring closets.

The Prestera -CX switching family of products are fully integrated 100GbE and 40GbE devices targeted at the evolving requirements of datacenters. The Prestera -CX family is based on a configurable 480 Gbps packet processing engine, which can support up to 48 ports of 10GbE on a single chip, as well as being configurable to support multiple 40GbE ports. This enables applications such as server virtualization, cloud computing and Software as a Service.

Link Street Multi-Port Integrated Switch Family:    Our integrated Link Street 10/100 Fast Ethernet and Gigabit switch product family, support three to 10 port switch architectures. The Link Street family is targeted to address the small office/home office Ethernet switch market, where cost, ease-of-use, and flexibility are of paramount importance. The Link Street family of integrated switch products can reduce design complexities and time-to-market barriers typically associated with switch development. The small office/home office switches with integrated transceivers incorporate advanced features such as smart power management, which dramatically reduces power consumption by more than 50%, and Virtual Cable Tester (“VCT”) technology, which performs cable diagnostics to reduce overall network support costs. Because of these enhanced features, these switches are targeted at applications such as standalone switches, media converters, Internet Protocol phones, firewall appliances, wireless and wired gateway routers and wireless access points.

Link Street Gateway Products:    Our Link Street family of highly integrated, 100Mbps full-wire-speed gateway devices is designed for small-and-medium size businesses, small office/home office and residential gateway routers. The Link Street gateway family are single chip, mixed-signal SoC devices, which include a high performance ARM-based embedded microprocessor plus a multi-port 100Mbps Fast Ethernet switch, media access controller (“MAC”) and PHY interface in addition to built-in VCT cable diagnostics capability to reduce overall network support costs. Additionally, the Link Street family includes comprehensive hardware reference designs with the latest firewall capabilities to isolate and protect WAN and local area networks (“LANs”) from virus intrusion and software development kits enabling lower cost of development and faster time to market for the design of combined wired and wireless gateways.

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

Discovery Innovation:    Our Discovery™ Innovation series is a complete SoC solution based on our Sheeva embedded CPU technology. By leveraging our highly successful Discovery™ system controllers and deep expertise in ARM instruction-set-compliant CPUs, the Discovery Innovation SoCs offer one of the highest levels of integration in the industry. The high-performance, low-power, highly integrated processors are ideally suited to a wide range of applications ranging from sophisticated routers, switches and wireless base stations to high-volume laser printer applications.

Discovery System Controllers:    Our high-performance Discovery™ system controllers support MIPS and PowerPC CPU-based communication systems. Our controllers are used in systems developed by leading original equipment manufacturers (“OEMs”) for the Internet infrastructure. These include enterprise switches, LAN to WAN edge routers, enterprise routers, access concentrators, telecom equipment and laser printers. Our system controllers contain all of the key control blocks needed to build high-performance 32-bit and 64-bit CPU subsystems, including a DRAM controller, a peripheral device controller, direct memory access engines, timers, PCI interfaces and interrupt controllers. These system controllers are designed to provide system designers with the ability to match their CPU performance to the targeted overall system price/performance. Our portfolio Discovery system controllers are generally software-compatible with older generations, thereby supporting faster time to market, lower product development risk and lower cost of ownership due to the re-use of system software, which might otherwise need to be re-developed.

Horizon WAN Communication Controllers:    Our Horizon family of single chip advanced communications controllers provides all of the required network interfaces that bridge the LAN with the Internet infrastructure and combines most of the common functions found in multi-service access routers. These devices target the core of next-generation multi-service edge routers and remote access equipment that merge the functions of LAN-to-WAN routers, VoIP gateways, network security equipment and remote access concentrators. The Horizon family has been designed to enable end-to-end quality of service (“QoS”) for applications that run at the edge of a network with the integration of hardware support for differentiated services and 802.1p and 802.1q support. Our Horizon system controllers provide new packet processing capabilities for systems that require the convergence of voice, video and data at the edge of the network. The integrated NetGX coprocessor can handle computation-intensive tasks such as flow-classification based on Layer 3 to Layer 5 packet information, encryption and authentication for security purposes and virtually any other packet processing function typically handled by the host CPU. The NetGX coprocessor can free processing power so that the CPU can run multi-service applications such as managing virtual private networks, firewalls and integrated voice services.

Kirkwood Embedded Processor:    The Kirkwood product family is the third generation of our highly integrated embedded processor SoC. The Kirkwood family is based on our Sheeva™ embedded CPU technology, providing users with single and dual-CPU cores, which have been highly optimized to maximize the overall computing performance while simultaneously lowering total device power consumption. Purposely built to address the needs for network connected consumer electronic equipment, this family provides the performance, flexibility, interfaces and price points that fit the needs of the digital economy. Applications for Kirkwood SoCs include home gateways, set-top boxes, network storage, printers, media players and point-of-service terminals.

Orion Embedded Processor:    The Orion product family is designed to enable media vault platforms that allow users to instantly access rich multimedia and data content throughout the home. The Orion family enables what we believe is the industry’s first guaranteed, home-wide QoS, designed to offer true, uninterrupted multi-streaming performance. The Orion product family powers a range of media vault platforms, each capable of delivering simultaneous streams of rich, multimedia content seamlessly across wired and wireless networks. The scalable storage, networking and smart media processing architecture of Orion is designed to provide a price/performance advantage over other solutions and to be a key component in markets such as standalone home storage appliances, integrated storage appliances, including access points and digital video recorders and next generation broadband service provider products.

Enterprise Transceiver and PC Connectivity Products

We offer a portfolio of low power, high-performance PHY, LAN on Motherboard (“LOM”) and network interface card solutions for demanding network connectivity applications. We provide these products to the enterprise networking, storage networking and PC markets.

Alaska Gigabit Ethernet Transceiver Family:    Our Alaska family of GbE transceivers enables the development of enterprise networking systems where high performance and low power dissipation are competitive differentiators. Each member of the product family is based on our industry leading 1.25Gbps SERDES intellectual property, enabling seamless data transmission over either copper or fiber-optic cabling. The design of the Alaska family of products incorporates sophisticated digital signal processing algorithms and power management techniques to achieve high data transmission quality and low power dissipation. The devices also support our VCT technology, which allow end-users to quickly and remotely analyze the signal quality and attributes of the data transmission cable, which can significantly reduce installation time and cable debug efforts. The advanced built-in diagnostic capability of our VCT technology help network operators pinpoint the cause of network malfunctions, thereby avoiding unnecessary equipment returns, on-site service calls by field support personnel or bringing down the network. Target applications include network interface cards, LOMs, enterprise routers and next-generation switches.

Alaska X 10 Gigabit Ethernet Transceiver Family:    Our Alaska X 10Gbps uplink and backplane transceiver products are the evolutionary extension of our Fast Ethernet and GbE transceiver technology. The family enables the accelerated deployment of 10GbE and Fibre Channel capable systems for the LAN, MAN and WAN markets. The Alaska X transceiver family features low power consumption, high performance, and small form factor.

Fast Ethernet Transceiver Family:    Our 100 Mbps Fast Ethernet physical layer products offer low power dissipation, small form factor, high performance and advanced features. The latest members of the Fast Ethernet PHY family offer very low power consumption of just 130mWatts per port, enabling network systems manufacturers to decrease system cost by reducing both power supply and fan requirements. Additionally, the devices support value-add features such as VCT technology used to diagnose the attached cable plant.

Yukon Gigabit Ethernet PC Connectivity Products:    Our Yukon connectivity products are targeted for the volume deployment of Gigabit Ethernet PC-client and server network connectivity solutions. The Yukon family of integrated, single-chip solutions is based on our proven enterprise-class Alaska family of GbE MAC, PHY interface and associated comprehensive software suite. The Yukon devices are offered in an ultra-small form factor with low-power requirements, and are targeted for client and server network interface cards and LOM applications for both traditional peripheral connect interface (“PCI”) bus and PCI-Express architectures. The

Yukon products provide a wide variety of manageability features such as VCT technology, which reduces network installation and support costs, and is optimized for 32-bit PCI clients. With a low pin count for such a device, the Yukon product is designed to minimize board space, simplify signal routing and reduce the number of required printed circuit board layers with the goal of a cost-effective motherboard and low profile network interface card implementation.

Cellular and Applications Processor Products

Communications Processors:    Our communications processors are highly integrated cellular SoC devices that enable mobile handset development to address dual-mode EDGE, WCDMA (3G), and TD-SCDMA (China 3G) mobile network standards. Our communications processors incorporate a high-performance multi-band baseband modem processor and our industry leading application processor in a highly integrated, low-power SoC platform for voice and computation-intensive mobile data applications. Our family of communications and applications processors are based on our ARM-compliant micro-architecture, thus allowing for software compatibility across our entire cellular product portfolio enabling handset designers a faster time-to-market advantage.

ARMADA Applications Processors:    Our ARMADA family of applications processors is designed to deliver advanced integration, leading multimedia performance, and superior power savings. The ARMADA applications processors are highly integrated SoC devices based on Marvell-designed ARM-compliant micro-architecture. Our applications processors are ideal for high-performance, low-power, space-sensitive devices enabling mobile and consumer product manufacturers the ability to integrate advanced applications within a range of power specifications to help differentiate their offerings. Each of the ARMADA family devices is optimized to meet specific end-market requirements.

The ARMADA 100 devices are targeted at the nascent e-reader, digital picture frame and connected consumer market. The ARMADA 100 is optimized for consumer devices with display screens in the 5-to-7 inch range, supporting integrated multimedia acceleration with WMMX2 technology, 2D graphics rendering, and up to 720p video display with performance ranging from 400MHz up to 1.2GHz.

The ARMADA 500 devices are targeted at the smartbook, thin-client, computing tablet and mobile internet device market. The ARMADA 500 is optimized to deliver PC-class performance of up to 1.5GHz at a fraction of the power consumption. The devices integrate hardware capabilities including high-definition 1080p video decoding, an embedded 3D graphics processing engine supporting 15 million triangles per second rendering, and a host of PC-class user interfaces including SATA, USB 2.0, PCIe, and GbE.

The ARMADA 600 devices are targeted at smartphones, mobile gaming, portable media players and new mobile personal information appliances market. The ARMADA 600 is optimized to provide up to 1GHz while consuming very-low power providing extended battery life. The devices integrate multiple advanced hardware blocks including a powerful 3D graphics engine supporting 45 million triangles per second rendering, a hardware implemented 1080p encode/decode engine supporting MPEG-4, H.264, VC-1 and On-2 specifications, and a host of advanced mobile device interfaces including MIPI controller, NAND flash and DDR memory controllers, USB 2.0, and LCD controller.

The ARMADA 1000 devices are targeted at next-generation consumer video devices including Blue-ray players, digital TV, advanced media players and set-top-box applications market. The ARMADA 1000 is designed around a Marvell-designed dual-core ARMv7 CPU, with each core independently delivering performance up to 1.2GHz. The devices integrate a dual channel, high definition multi-format decoding processor in conjunction with Marvell’s award-winning Qdeo video post processing engine, along with a full suite of integrated peripherals including dual-SATA interfaces, DDR2/3 and NAND memory controllers, FastEthernet, USB2.0, HDMI, and PCIe interfaces.

Ecosystem Partners:    Through a comprehensive ecosystem comprised of third party providers of communications and applications processors, tools and support, we assist select ecosystem partners in their platform solutions development, which can speed up the time-to-market for cellular, mobile and next-generation consumer devices. All of the ARMADA applications processors provide extensive operating system support including Linux, Android, Maemo, Windows Mobile, Windows CE, Flash 10 and industry standard application processing interfaces such as OpenMAX, OpenGL and OpenVG.

Wireless and Personal Area Networking Products

We sell both standalone wireless products as well as combination devices which incorporate wireless, Bluetooth and FM radio capability (“personal area networking products”).

Libertas Wireless LAN Family:    The Libertas family of wireless LAN (“WLAN”) devices are Institute of Electrical and Electronics Engineers (“IEEE”) 802.11 solutions for the small office/home office, small-and-medium size businesses, corporate enterprise and residential consumer electronics markets. The Libertas product line combines the flexibility of embedded IEEE 802.11 standards with dedicated hardware acceleration engines to support Advance Encryption Standard wireless security and quality of service. These products integrate high performance embedded ARM-microprocessor technology as well as advanced networking capabilities including Transmission Control Protocol, User Datagram Protocol and Internet Protocol network processing to enable the device to perform ad-hoc wireless connections to other wireless devices.

The Libertas product line is a complete family of WLAN solutions. Our Libertas 802.11a/b/g solutions offer high performance, low-power and space saving single-chip integration for WLAN applications that demand 54 Mbps wireless connectivity. Our WLAN products are aimed at traditional PC-client adapter cards, highly integrated wireless home gateways, dual-mode cellular and VoIP handsets, standalone game consoles and multiple emerging consumer applications, which require low-power wireless connectivity, such as digital still cameras, printers, MP3 music players, automobile media head-end units and other applications.

AvastarTM Multi-Function Wireless Networking Family:    The Avastar family of highly integrated wireless personal area network products is targeted at consumer electronics devices including handsets, gaming consoles, portable media players, e-readers, printers, digital cameras, digital TV, smartbooks and next-generation consumer devices. The Avastar family is based around our 802.11n Multiple-Input, Multiple-Output (MIMO) intellectual property supporting one, two or three spatial stream configurations, which support wireless data transmission rates between 150 Mbps to 450 Mbps, in both the 2.4GHz and 5GHz bands. We offer highly integrated, low-power wireless personal area network devices, which combine our IEEE 802.11n WLAN core with a Bluetooth 3.0 enhanced data rate core, in addition to a world-wide FM radio receiver-transceiver. These products support simultaneous use of Bluetooth applications as well as FM radio reception and transmission, ideally suited for the low power requirements of mobile handset devices. By harmonizing the interaction of an integrated, shared radio frequency front-end with effective silicon arbitration techniques and intelligent software, Avastar devices deliver best-in-class radio coexistence. The Avastar family also includes the ability to simultaneously act as a full featured 802.11n access point, and an integrated WLAN authentication and privacy infrastructure hardware engine supporting SMS4 encryption to address the needs of the expanding market in China.

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

Digital Video Processing Products

Digital Video Format Converter:    Our digital video format converter with award-winning Qdeo video processing converts PC graphics, standard-definition and HD video into 1080p HD outputs, removing signal noise and image artifacts. In mass production since 2007, the Marvell 88DE2710 digital video format is now shipping in blue-laser players and recorders and A/V receivers and is also targeted at digital television, HD-set-top boxes and media clients.

Power Management and Green Technology Products

DSP Switcher Integrated Regulators:    DSP Switcher integrated regulators are designed to provide efficiency, precision and transient response together with small solution size to provide system designers with enhanced form factor and battery life in portable equipment. The integration of power metal-oxide semiconductor field-effect transistors, internal frequency compensation and single resistor output programming reduces design efforts and increases system reliability.

Analog Switching Regulators:    Our analog switching regulators are low-cost, highly integrated power management solutions. The Marvell analog switching regulators are available as single or multiple output devices allowing for design flexibility for our customers. Our analog regulator solutions feature low quiescent current, high efficiency, high switching frequency, and integrated compensation circuits which reduce the external components, system board area and cost.

Digital PFC Controllers:    Our DSP-based PFC controller for AC-DC power supplies are designed to improve the efficiency by which energy is pulled from the grid by consumer electronic devices. With our smart technology for power supplies, the DSP determines the amount of power required for users’ applications with mixed-mode technology that optimizes operation throughout the cycle by changing from Pulse-Width Modulation to Pulse-Frequency Mode. The adaptive drive capability of the DSP intelligently adjusts the driving level to the switch; reducing switching loses, while adaptive adjustments also reduce electromagnetic interference for a wide range of switches. Adaptive current limits are also automatically adjusted for varying current threshold limits worldwide, which adds system protection and reliability.

Based on our operational management, we have determined that we operate in one reportable business segment: the design, development and sale of integrated circuits. Please see the financial information regarding this reportable business segment set forth in Part II, Item 7 of this Annual Report on Form 10-K and the information regarding our net revenue and long-lived assets based on geographic regions included in Note 14 — Segment and Geographic Information of our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Customers, Sales and Marketing

Our direct sales force targets markets that have high intensity data communications processing and high performance storage requirements. We complement and support our direct sales force with manufacturers’ representatives for our products in North America, Europe and Asia. In addition, we have distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use stocking representatives outside of the United States for some of our products. We anticipate that the total amount of sales through distributors will increase in future periods; however, we expect a significant percentage of our sales will continue to come from direct sales to key customers. As we expand into other end markets, we will evaluate the best sales channel to service that business.

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

The customers for our storage products are manufacturers of hard disk drives for the enterprise, desktop and mobile computing markets. Additionally we target manufacturers of blue-laser DVD player sub-systems within the consumer and PC-client market. Furthermore, our storage subsystem products target medium to large redundant array of inexpensive disks (“RAID”) system manufacturers.

The target customers for our switching, transceiver and connectivity products are manufacturers of high-speed networking equipment targeted at WANs, MANs and LANs, in addition to PC-client OEMs. The target customers for our communications controller and embedded processor products are the manufacturers and vendors of wireless communications equipment and handsets for the internet voice communications market. Our target customers for our wireless and personal area networking products include manufacturers of WLAN solutions for small-and-medium size businesses, small office/home office and residential gateway solutions as well as manufacturers of a variety of new consumer applications such as cellular handsets, gaming devices, PDAs and home entertainment multimedia client devices.

The target customers for our cellular and applications processor products are manufacturers of cellular handsets, PDAs, personal navigation devices and a large variety of other handheld, portable consumer applications.

The target customers for our digital video processing products include manufacturers of consumer electronic devices, such as digital televisions, HD-based media players, HD-based set-top-boxes, media clients and audio-visual receivers. The target customers for our power management and green technology products are very diverse and include manufacturers of many different electronic devices.

A small number of customers have historically accounted for a substantial portion of our revenue. Two customers accounted for more than 10% of our revenue. Western Digital represented approximately 24%, 21% and 17% of our net revenue in fiscal 2010, 2009 and 2008, respectively. During fiscal 2010, Toshiba acquired the disk drive operations of Fujitsu. Although Toshiba and Fujitsu revenue have not historically accounted for more than 10% of our revenue, we have combined fiscal 2010 revenue for both Toshiba and Fujitsu together for reporting purposes based on Toshiba’s acquisition of Fujitsu’s disk drive operations in fiscal 2010. Toshiba represented approximately 15%, of our net revenue in fiscal 2010 and less than 10% of net revenue in fiscal 2009 and 2008. Our sales are made under purchase orders typically received between one week and four months prior to the scheduled delivery date. These purchase orders can be cancelled without charge if notice is given within an agreed upon period. Because of the scheduling requirements of our foundries, we generally place firm orders for products with our suppliers up to 16 weeks prior to the anticipated delivery date and typically prior to an order for the product. These lead times typically change based on the current capacity at the foundries.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. Due to an industry practice that allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates, we believe that backlog is not a reliable indicator of future revenue. In addition, a significant portion of our revenue is related to inventory pulled by customers from 3rd party logistics providers. As such, this revenue would not be included in the backlog.

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

We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, CMOS technology and system-level architectures. We have invested, and expect that we will continue to invest, significant funds for research and development. Our research and development expense was $828.2 million, $935.3 million and $994.2 million in fiscal 2010, 2009 and 2008, respectively.

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

Integrated Circuit Fabrication

The vast majority of our integrated circuits are substantially fabricated using widely available CMOS processes, which provide greater flexibility to engage independent foundries to manufacture integrated circuits at lower costs. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products. We currently outsource a substantial percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company, with the remaining manufacturing outsourced to other foundries primarily in Asia. We work closely with our foundry partners to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

Assembly and Test

We outsource all product packaging and substantially all testing requirements for our production products to several assembly and test subcontractors, including STATS ChipPAC Ltd. in Singapore, Malaysia, Korea, Taiwan and China, Global Testing Corporation in Singapore, Siliconware Precision Industries in Taiwan, ASE Electronics in Singapore, Taiwan and Malaysia, and Amkor in Korea, Philippines and Taiwan.

The remainder of our production products is manufactured on a turnkey basis, whereby we purchase fully assembled and tested products from our foundry partners. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our integrated circuits for ease of testability, further reducing production costs.

Quality Assurance

We are certified to the International Organization for Standards Quality Management ISO 9001:2000 level. We build quality into our products starting with the design and development process. Our designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to manufacture. We pre-qualify each of our subcontractors and conduct regular in-depth quality audits. We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of our independent foundries and assembly-test subcontractors have been awarded ISO 9001 certification.

Environmental Management

We monitor the environmental impact of our products. The need for lead-free solutions in electronic components and systems has received increasing attention within the semiconductor industry and many companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive (“RoHS”), the European legislation that restricts the use of a number of substances, including lead. We believe that our current products are compliant with the RoHS Directive.

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

As of January 30, 2010, we have been issued and/or have acquired over 1,200 U.S. patents and over 250 foreign patents and we have more than 3,000 U.S. and foreign pending patent applications on various aspects of our technology, with expiration dates ranging approximately from 2010 to 2029, however, we cannot be certain whether we will be issued patents as a result of these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others. Additionally, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. We may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

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

The integrated circuit industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in significant and often time consuming and expensive litigation. From time to time, we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused the proprietary rights of other parties. Although we defend these claims vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. Any of these claims could materially and adversely affect our business, financial condition and results of operations. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations could also be materially and adversely affected. In any of the pending or future claims or actions asserted against us, we may seek to obtain licenses under a third party’s intellectual property rights; however, we may not be able to obtain such licenses on commercially reasonable terms, if at all.

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

Our current products face competition from a number of sources. We believe that our principal competitors for our read channel and storage SoC devices are LSI Corporation, Renesas, STMicroelectronics and other new entrants. Our hard disk controller products compete primarily against devices offered by LSI and those internally developed by the hard disk manufacturers. Our tape drive controller products compete primarily against devices internally developed by tape drive manufacturers.

Our switching products compete primarily against products from Broadcom and Vitesse Semiconductor and our transceiver and connectivity products compete primarily with products from Broadcom Corporation, Intel Corporation, LSI Corporation, Realtek Semiconductor and Vitesse Semiconductor. In the market for system controllers, our products compete primarily against devices offered by PLX Technology, and our communications controllers and embedded processors compete directly with products from companies such as Freescale Semiconductor, Netlogic Microsystems and PMC-Sierra.

Our cellular and applications processor products compete against products from Broadcom, Freescale Semiconductor, MediaTek Incorporated, QUALCOMM Corporation, Samsung, STMicroelectronics and Texas Instruments.

Our wireless LAN and personal area network products compete against products from Atheros Communications, Broadcom, Cambridge Silicon Radios, Intel, Realtek and Texas Instruments.

Our printing ASIC products compete primarily with products from PMC Sierra and ST Microelectronics. Our power management products compete with products from a number of companies including Analog Devices,

International Rectifier, Intersil Corporation, Linear Technology, Maxim Integrated Products Incorporated, National Semiconductor and Texas Instruments.

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

Employees

As of January 30, 2010, we had a total of 5,241 employees. Our employees are not represented by any collective bargaining agreements, and we have not experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers of the Registrant

The following table shows information about our executive officers as of January 30, 2010:

Name	Age	Position(s)
Dr. Sehat Sutardja	48	President, Chief Executive Officer and Chairman of the Board
Clyde R. Hosein	50	Chief Financial Officer, Interim Chief Operating Officer and Secretary
Dr. Pantas Sutardja	47	Vice President, Chief Technology Officer, Chief Research and Development Officer and Director

Dr. Sehat Sutardja, one of our co-founders, has served as the President, Chief Executive Officer and Co-Chairman of our Board of Directors since 1995, and Chairman of our Board of Directors since 2003. Dr. Sehat Sutardja also holds one private company directorship. Dr. Sehat Sutardja holds a BS from Iowa State University, and a MS and Ph.D. in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Sehat Sutardja was elected as a Fellow to the IEEE in 2007 and holds over 90 U.S. patents. Dr. Sehat Sutardja is the brother of Dr. Pantas Sutardja.

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

Our financial condition and results of operations may vary from quarter to quarter, which may cause the price of our common shares to decline.

Our quarterly results of operations have fluctuated in the past and could do so in the future. Because our results of operations are difficult to predict, you should not rely on quarterly comparisons of our results of operations as an indication of our future performance.

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•

general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, and current general economic volatility;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments;

•	our ability to scale our operations in response to changes in demand for our existing products or demand for new products requested by our customers;

•	our dependence on a few customers for a significant portion of our revenue;

•	gain or loss of a key customer or design win;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to exercise stringent quality control measures to obtain high yields;

•	our ability to successfully transition to smaller geometry process technologies or achieve higher levels of design integration;

•	effective and timely update of equipment and facilities as required for leading edge production capabilities;

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel;

•	our ability to anticipate and adapt to changes in technology and evolving industry standards and our customers’ changing demands;

•	failure to protect our intellectual property; and

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. On average, technology companies have been subject to a greater number of securities class action claims than companies in many other industries as a result of stock price volatility. If our stock price is volatile, we may become involved in this type of litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

Our business, financial condition and results of operations may be adversely impacted by the global financial crisis, which may cause a decline in the market price of our common shares.

We operate in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, this industry has experienced significant demand downturns. These downturns are characterized by decreases in product demand, excess customer inventories and sometimes accelerated erosion of prices. These factors could cause substantial fluctuations in our net revenue, gross margin, cash flows and results of operations. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Furthermore, our foundry partners often require significant amounts of financing in order to build wafer fabrication facilities. If they are unable to obtain financing and anticipated capacity is not completed, we may experience a shortage of capacity, which could increase our costs or reduce our ability to meet customer demand. Any downturns in the current environment may be severe and prolonged, and any failure of the markets in which we operate to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations.

The global credit and financial markets over the past year and a half experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, increased concerns about inflation and deflation, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. As a result, we experienced cancellations, deferrals and a significant slowdown in orders, which resulted in lower revenue levels. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause global businesses to further reduce spending on our products and services, which would delay or lengthen sales cycles. During challenging economic times our customers and distributors may face issues gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would increase. We cannot predict the timing, strength or duration of any economic slowdown or subsequent global economic recovery in the hard disk drive or in the semiconductor industry. If the economy or markets in which we operate deteriorate from current levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could adversely impact our results of operations.

A significant portion of our business is dependent on the hard disk drive industry, which is highly cyclical, experiences rapid technological change, and is facing increased competition from alternative technologies.

The hard disk drive industry is intensely competitive, and the technology changes rapidly. As a result, this industry has historically been cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us because some of our customers are participants in this industry.

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

We receive a significant amount of our revenues from a limited number of customers. For the year ended January 30, 2010, two customers accounted for a total of approximately 39% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities, therefore, we rely on third party vendors to manufacture, assemble and test the products we design. We currently rely on several third party foundries to produce our integrated circuit products. We also currently rely on several third party assembly and test subcontractors to assemble, package and test our products. This exposes us to a variety of risks, including the following:

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Currently our alternative manufacturing sources are located in China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. Taiwan has experienced significant earthquakes in the past, including, for example, in March 2010, and may be subject to additional earthquakes that could disrupt manufacturing operations. In addition, the resurgence of severe acute respiratory syndrome, the outbreak of avian flu and any similar future outbreaks in Asia, where these foundries are located, could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of goods sold and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and harm our business, financial condition or results of operations.

No Guarantee of Capacity or Supply:

Availability of foundry capacity is constrained due to strong demand, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. For example, as a consequence of the economic downturn, during the last several months of fiscal 2010 and into the first quarter of fiscal 2011, we experienced some supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to the high utilization levels required due to a rapid increase in demand. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need.

Although we use several independent foundries to manufacture our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it may be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in revenues, net income and cash flow.

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

If we fail to appropriately scale our operations in response to changes in demand for our existing products or to the demand for new products requested by our customers, our business and profitability could be materially and adversely affected.

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, we have experienced periods of rapid growth and expansion. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,241 employees, as of January 30, 2010. In the future, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our costs and operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations. In addition, if such demand does not materialize at the pace which we expect, we may be required to scale down our business through expense and headcount reductions as well as facility consolidations or closures that could result in restructuring charges that would materially and adversely affect our results of operations. For example, in order to reduce expenses in the challenging economic environment, during the end of fiscal 2009 and the beginning of fiscal 2010, we implemented certain cost reduction measures to reduce operating expenses. Because many of our expenses are fixed in the short term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any decrease in customer demand. If customer demand does not increase as anticipated, our profitability could be adversely affected due to our higher expense levels.

Our past growth has placed, and any future long-term growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. Although we have implemented an enterprise resource planning system to help us improve our planning and management processes, we anticipate that we will also need to continue to implement and improve a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. These systems can be time consuming and expensive to implement, increase management responsibilities and divert management attention. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our costs and expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our results of operations.

We rely on third party distributors and manufacturers’ representatives and the failure of these distributors and manufacturers’ representatives to perform as expected could reduce our future sales.

From time to time, we enter into relationships with distributors and manufacturers’ representatives to sell our products, and we are unable to predict the extent to which these partners will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives also market and sell competing products, and may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain or attract quality distributors or manufacturers’ representatives, our sales and results of operations will be harmed.

We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin, or, conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. In the recent past, some of our customers have developed excess inventories of their own products and have, as a consequence, deferred purchases of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand.

We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. For example, our ability to accurately forecast customer demand may be impaired by the delays inherent in our lengthy sales cycle. The sales cycle for many of our products is long and requires us to invest significant resources with each potential customer without any assurance of sales to that customer. Our sales cycle typically begins with an extended evaluation and test period, also known as qualification, during which our products undergo rigorous reliability testing by our customers. Qualification is typically followed by an extended development period by our customers and an additional three to nine month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits prior to completion, which makes it even more difficult to forecast customer demand.

If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce our gross margin and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

We must keep pace with rapid technological change and evolving industry standards in the semiconductor industry to remain competitive.

Our future success will depend on our ability to anticipate and adapt to changes in technology and evolving industry standards. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge which we do not properly anticipate, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets they serve and to introduce and promote those products successfully.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenues and gross margin.

The products we develop and sell are primarily used for high volume applications. As a result, the prices of those products have historically decreased rapidly. We may not be able to maintain or improve the gross margins and our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our efficiency through reducing our costs or developing new or enhanced products on a timely basis with higher selling prices or gross margin.

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

In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If we or any of our foundry subcontractors experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products, however, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our results of operations, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

As a result of our global operations, we face foreign business, political, economic and exchange rate risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 89% of our net revenue in fiscal 2010, 86% of our net revenue in fiscal 2009, and 84% of our net revenue in fiscal 2008.

We have substantial operations, including approximately 21% of our workforce as of January 30, 2010, in Israel. These operations are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt these operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel.

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

Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs or our third party manufacturers have significant cost will increase the cost of such operations, which could harm our results of operations. For example, we have large fixed costs in Israel, which will become greater if the U.S. dollar declines in value versus the Israeli Shekel. On the other hand, all of our sales have been denominated in U.S. dollars.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. These inherent limitations include the realities that judgments in decision making can be faulty, breakdowns can occur because of simple errors or mistake and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, we are consistently evaluating the design and operating effectiveness of our internal controls, a process which sometimes leads to modifications in such controls. These modifications could affect the overall effectiveness or evaluation of the control system in the future by us or our independent registered public accounting firm. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We have made and may continue to make acquisitions and investments, which could divert management’s attention, cause ownership dilution to our shareholders, be difficult to integrate and adversely affect our results of operations and share price.

We expect to continue to make acquisitions of, and investments in, businesses that offer complementary products and technologies, augment our market segment coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance or joint venture opportunities in the future, or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

Integrating newly acquired businesses or technologies typically entails many risks that could put a strain on our resources, could be costly and time consuming, and might not be successful. In addition, any acquisitions could materially harm our results of operations or liquidity as a result of either the issuance of dilutive equity securities or payment of cash. Moreover, such acquisitions could divert our management’s attention from other business concerns and also result in customer dissatisfaction. In addition, we might lose key employees of the newly acquired organizations during the acquisition process. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience.

We are exposed to potential impairment charges on certain assets.

Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had approximately $2.0 billion of goodwill and $179.1 million of intangible assets on our balance sheet as of January 30, 2010. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our financial results. For example, as a result of our analysis related to acquired intangible assets, we recorded an impairment charge of $15.6 million in the fourth quarter ended January 31, 2009. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

Changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse effects on our financial results.

Changes in financial accounting standards or practices or changes in existing taxation rules or practices may have a significant effect on our reported results. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. For example, the U.S. Congress is considering legislation affecting the taxation of foreign corporations and such legislation if enacted might adversely affect our future tax liabilities and have a material impact on our results of operations. Changes to existing rules or the questioning of current practices by regulators may adversely affect our reported financial results or the way we conduct our business.

Tax benefits that we receive may be terminated or reduced in the future, which would increase our costs.

Over the course of the past several years, we have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met.

We obtained from the Minister of Finance of Bermuda under the Exempt Undertakings Tax Protection Act 1966, as amended, an undertaking that, in the event that Bermuda enacts legislation imposing tax computed on income and capital gains, those taxes should not apply to us until March 28, 2016.

The Economic Development Board of Singapore (the “EDB”) granted Pioneer Status to our wholly-owned subsidiary in Singapore in July 1999. This tax exemption was to expire after ten years, but the EDB in June 2006 agreed to extend the term to 15 years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We are required to meet several requirements as to investment, headcount and activities in Singapore to retain this status. Due to the economic downturn in fiscal 2010, we came to an agreement to amend the Pioneer conditions for future years and preserve the 15 year tax exemption status.

Under the Israeli law of “approved or benefited enterprise,” two branches, Marvell Israel (“MISL”) and Marvell DSPC, are entitled to a beneficial tax program that includes reduced tax rates and exemption of certain income. The first program was approved for MISL in 1995 and the most recent was approved in 2006. Marvell DSPC has five approved programs with the first approved in 1990 and the most recent in 2007. The benefit period is generally ten to fifteen years and begins in the first year in which our Israeli branches earn taxable income from the approved or benefited enterprises, provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020.

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

If any of our tax arrangements in these foreign jurisdictions were terminated, our financial results could be harmed.

Changes in our management may cause uncertainty in, or be disruptive to, our business.

We have experienced significant changes in our management and our board of directors in recent years. For example, in June 2008, we hired a new chief financial officer and in October 2008, we hired a new general counsel. Since October 2008, our chief financial officer has also served as our interim chief operating officer, and we have reassigned many of the duties that had previously been allocated to the chief operating officer to other employees. In light of our current operating structure and effectiveness, our board of directors has reevaluated whether we need a chief operating officer and determined that appointing a permanent chief operating officer at this time is not necessary. Thus, we have suspended our search for a permanent chief operating officer. In addition, three of the independent directors currently on our board of directors joined the board in or subsequent to October 2007, and in April 2009, an independent director was appointed to a new position of lead independent director. Although we will endeavor to implement any director and management transition in as non-disruptive a manner as possible, any such transition might impact our business, and give rise to uncertainty among customers, investors, vendors, employees and others concerning our future direction and performance. This could adversely affect our business, financial condition, results of operations and cash flows, and our ability to execute our business model could be impaired.

We depend on key personnel to manage our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. The loss of key employees or the inability to attract qualified personnel, including engineers, sales and marketing personnel could delay the development and introduction of and harm our ability to sell our products. We do not have employment agreements with any of our key technical personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager

of Communications and Computing Business Unit of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 17% of our outstanding common shares as of January 30, 2010. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could further delay or prevent an acquisition, under certain circumstances.

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

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed that could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. We have been issued several U.S. and foreign patents and have a number of pending U.S. and foreign patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours, which would adversely impact our business.

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

We may become involved with costly and lengthy litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, stop selling our products or force us to redesign our products.

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

In addition, many of our contracts with our customers require us to indemnify our customers’ products against claims alleging infringement of the proprietary rights of other parties. We have agreed to indemnify select customers for claims made against our products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. For example, customers have requested us to indemnify them in connection with patent infringement lawsuits filed in Texas by Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”), which alleged its asserted patent is essential to the 802.11 wireless standard. We have filed an action, also in Texas, against CSIRO seeking a declaratory judgment that CSIRO’s patent is invalid and unenforceable and that we and our customers do not infringe the CSIRO patent. We believe our products do not infringe any valid and enforceable claims of the asserted patents in these litigations under an appropriate construction of these patents’ claims and we will vigorously defend ourselves in these matters.

We have been named as a party to several lawsuits and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities.

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please refer to Note 13 – Commitments and Contingencies (Contingencies) of our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. The ultimate outcome of these actions could have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.

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

If the recent weakness in credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio.

U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues beginning in the second half of calendar 2007 leading to liquidity disruption in the auction rate securities market and certain asset-backed commercial paper. We hold auction rate securities in our portfolio, and if the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition. For additional details on our auction rate securities, please see Part II, Item 7A.

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

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, may result in serious harm to our business.

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

As we carry only limited insurance coverage, any incurred liability resulting from uncovered claims could adversely affect our financial condition and results of operations.

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. We believe our existing insurance coverage is consistent with common practice and economic and availability considerations. However, if our insurance coverage is inadequate to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.

We are incorporated in Bermuda, and, as a result, it may not be possible for our shareholders to enforce civil liability provisions of the securities laws of the United States. In addition, our Bye-laws contain a waiver of claims or rights of action by our shareholders against our officers and directors, which will severely limit our shareholders’ right to assert a claim against our officers and directors under Bermuda law.

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

Our U.S. headquarters, housing research and design functions as well as elements of sales, marketing, administration and operations, is located in Santa Clara, California. We own the Santa Clara facility, which consists of approximately 993,000 square feet on 33.8 acres of land. We also own buildings in China, Malaysia, Singapore and Switzerland which are used for operations, research and design, sales, marketing and administrative functions.

In addition to these properties, we lease approximately 361,000 square feet in Israel for research and design, administration and operations, which lease term expires in August 2025. We also lease smaller facilities in Bermuda, Canada, China, Finland, Germany, India, Italy, Japan, Korea, Netherlands, Taiwan, the United Kingdom and the United States, which are occupied by administrative, sales, design and field application personnel. We also lease one additional building in California, totaling approximately 41,000 square feet, which is currently subleased to tenants as of January 30, 2010.

Based upon our estimates of future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year. In certain locations where we have plans to hire a significant amount of employees, such as China, we may need to obtain additional facilities.

Item 3.	Legal Proceedings

The information set forth under Note 13 – Commitments and Contingencies (Contingencies) of our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part I, Item 1A, “Risk Factors” above.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the Nasdaq Global Select Market under the symbol “MRVL.” Our common shares began trading on June 27, 2000, upon completion of our initial public offering. The following table shows for the periods indicated the high and low sale prices for our common shares on the Nasdaq Global Select Market and reflects all stock splits to date.

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
First Quarter	$11.41	$6.56	$13.69	$10.02
Second Quarter	$14.15	$9.98	$18.31	$12.79
Third Quarter	$16.72	$13.13	$16.63	$5.61
Fourth Quarter	$21.76	$13.36	$7.73	$4.48

As of March 15, 2010 the approximate number of record holders of our common shares was 214 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since January 29, 2005 through January 30, 2010. The graph assumes that $100 was invested on January 29, 2005 in our common shares and on January 29, 2005 in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since our initial public offering in 2000. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

	1/29/05	1/28/06	1/27/07	2/2/08	1/31/09	1/30/10
Marvell Technology Group Ltd.	100.00	215.83	116.22	77.97	44.55	106.51
S&P 500	100.00	110.38	126.40	123.48	75.78	100.89
PHLX Semiconductor	100.00	122.63	114.20	105.02	63.60	98.99

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

	January 30, 2010 (1)(2)	January 31, 2009 (1)(2)	February 2, 2008 (1)(2)(3)	January 27, 2007 (4)(5)	January 28, 2006 (5)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$2,807,687	$2,950,563	$2,894,693	$2,237,553	$1,670,266
Cost of goods sold	1,227,096	1,426,624	1,497,796	1,100,241	783,244
Research and development	828,176	935,272	994,202	658,211	366,740
Operating income (loss)	334,115	165,176	(105,590)	1,057	256,482
Net income (loss)	$353,456	$147,242	$(114,427)	$(12,095)	$199,490

Basic net income (loss) per share	$0.57	$0.24	$(0.19)	$(0.02)	$0.35
Diluted net income (loss) per share	$0.54	$0.23	$(0.19)	$(0.02)	$0.32
Weighted average shares — basic	623,934	608,747	590,308	586,152	565,870
Weighted average shares — diluted	653,471	630,328	590,308	586,152	631,289
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$1,796,717	$951,909	$630,902	$596,380	$921,022
Working capital	1,898,935	1,150,667	920,529	636,849	1,124,394
Total assets	5,170,940	4,414,200	4,550,594	4,527,700	3,504,506
Term loan and capital lease obligations, net of current portion	511	2,451	394,988	411,846	24,447
Total shareholders’ equity	4,417,979	3,829,067	3,411,519	3,227,184	3,007,225
Number of employees	5,241	5,552	5,331	5,249	2,500

(1)	In addition to recurring amortization of acquired intangible assets, we recorded the following charges during the respective fiscal years in amortization and write-off of goodwill and acquired intangible assets:
(a)	In fiscal 2010, we wrote-off $1.0 million of intangible assets that were determined to be impaired due to declining revenue from products acquired as the main customer is transitioning to a newer product.
(b)	In fiscal 2009, we wrote-off $15.6 million of intangible assets that were determined to be impaired due to declining revenue from products acquired and to a delay in the deployment of technology within a certain industry.
(c)	In fiscal 2008, we wrote-off $7.2 million of intangible assets that were determined to be impaired due to declining revenue from products acquired.
(2)

During fiscal 2010, we continued to implement certain cost reduction measures that included reductions in workforce that were announced in the first quarter ended May 2, 2009. Approximately 300 employees were impacted by the reductions in workforce on a worldwide basis. In addition, we also impaired certain facilities due to vacating certain locations as part of our reassessment of our real estate requirements. As a result, we recorded restructuring charges of $21.7 million consisting of $8.6 million for severance and related employee benefits to terminated employees, $9.1 million for equipment and other related charges and $3.9 million of facilities impairment charges. During the fourth quarter of fiscal 2009, we recorded a restructuring charge of $9.7 million consisting of $6.6 million related to a worldwide reduction in force implemented to realign our cost structure. The restructuring also included charges of $2.7 million related to the facilities impairment charges and $0.4 million of other equipment charges. In the fourth quarter of fiscal 2008, we recorded a restructuring charge of $7.9 million related to a worldwide reduction in force implemented primarily to reduce operating expenses. Fiscal 2010 also includes a $72.0 million charge in connection with the settlement of the class action litigation in the first quarter of fiscal 2010, the net impact of $2.6 million for our payroll related settlement with the IRS related to our historical stock option granting practices, a $27.4 million benefit as a result of the expiration of the statute of limitations related to a tax contingency reserve and a $5.3 million income tax benefit relating to the correction of taxes payable related to periods in 2002 through 2006 of a non-US entity in the third quarter of fiscal 2010.

(3)	In the fourth quarter of fiscal 2008, we recorded a one-time benefit of $22.1 million in other income related to the true-up of credits under the supply agreement with Intel to reflect differences in the original estimate and actual product mix and yields.
(4)	Effective from the beginning of fiscal 2007, we are required to measure and recognize compensation expense for all share-based awards to employees and directors based on estimated fair values. We adopted share-based payment rules under the modified prospective method, reflecting in our fiscal 2007 results the compensation expense associated with unvested options granted prior to fiscal 2007, as well as options granted during that year. In fiscal 2007, we recorded an adjustment of $8.8 million for the cumulative effect of a change in accounting principle related to estimating forfeitures in our adoption of share-based payments authoritative literature.
(5)	In the fourth quarter of fiscal 2007, we recorded an acquired in process research and development (“IPRD”) charge of $77.8 million in connection with our acquisition of the ICAP Business. In fourth quarter of fiscal 2006, we recorded an acquired IPRD charge of $4.3 million in connection with our acquisition of the hard disk and tape drive controller business of QLogic Corporation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Two customers accounted for more than 10% of our revenue. Western Digital represented approximately 24%, 21% and 17% of our net revenue in fiscal 2010, 2009 and 2008, respectively. During fiscal 2010, Toshiba acquired the disk drive operations of Fujitsu. Although Toshiba and Fujitsu revenue have not historically accounted for more than 10% of our revenue, we have combined fiscal 2010 revenue for both Toshiba and Fujitsu together for reporting purposes based on Toshiba’s acquisition of Fujitsu’s disk drive operations in fiscal 2010. Toshiba represented approximately 15% of our net revenue in fiscal 2010 and less than 10% of our net revenue in fiscal 2009 and 2008, respectively. Also, in fiscal 2010, 2009, and 2008, no distributor accounted for more than 10% of our net revenue. We expect to continue to experience significant customer concentration in future periods. In addition, most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 89%, 86%, and 84% of our net revenue for fiscal 2010, 2009, and 2008, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our revenue will continue to be represented by sales to our customers in that region. All of our sales to date have been denominated in U.S. dollars.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2010 and 2009 were comprised of 52-week periods and fiscal 2008 was comprised of a 53–week period.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts in our financial statements. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, uncollectible receivables, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, income taxes, litigation and other contingencies. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    We recognize revenues when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and rebates. However, some of our sales are made through distributors under agreements allowing for price protection, shipped from stock pricing adjustment rights, and rights of return on product unsold by the distributors. Product revenue on sales made through distributors with these rights is deferred until the distributors sell the product to end customers because the selling price is not fixed and determinable and we are not able to accurately estimate the volume of future returns.

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. We account for rebates by recording reductions to revenue in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in our various rebate agreements.

Stock-Based Compensation.    All share-based payment awards are required to be recognized in the financial statements based on the respective fair value on the date of grant using an option-pricing model. We have estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. Calculating the fair value of share-based awards at the date of grant requires us to make estimates that involve significant judgment. Option-pricing models require the input of highly subjective assumptions, including the expected term of options, the expected price volatility of the stock underlying such options, and the estimated forfeiture rates of the options granted. Although the Black-Scholes model meets the established requirements, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

We estimate the expected term for employee options and awards based on the historical settlement experience and after giving consideration to vesting schedules. Assumptions for option exercises and pre-vesting terminations of options are stratified by employee groups with sufficiently distinct behavior patterns. Expected volatility is developed based on the average of our historical daily stock price volatility. We estimate the number of stock-based awards that will be forfeited due to employee turnover. We estimate the forfeiture rate at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The expense we recognize in future periods could be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

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

In accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”), we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

ASC 740 provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. With the exception of certain international jurisdictions, we have determined that at this time it is not more likely than not that deferred tax assets attributable to the remaining jurisdictions will be realized, primarily due to uncertainties related to our ability to utilize the net operating loss carryforwards and research and development tax credits before they expire based on our past experiences. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize our deferred tax assets, then our tax provision may decrease in the period in which it determines that realization is more likely than not.

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

We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities for uncertain tax positions based on the provisions of ASC 740-10-05. If we ultimately determine that such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. The material jurisdictions that are subject to potential examination by tax authorities for tax years after fiscal 2002 throughout the world, include such major jurisdictions as China, Israel, Japan, Singapore, Switzerland and the United States.

The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities require that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.

Investments.    Within our investment portfolio, we hold approximately $41.6 million in par value of auction rate securities. These types of securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Our auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program (the “FFELP”) and are fully collateralized, insured and guaranteed by the U.S. Federal Department of Education (the “DOE”).

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions of auction rate securities, as the amount of securities submitted for sale in those auctions exceed the amount of bids. Due to the auction failures, the auction rate securities do not have a readily determinable market or value. In addition, five of the securities have been downgraded. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations described above.

Based on our assessment of our cash flow projections, a balance of approximately $1.8 billion in cash, cash equivalents and short-term investments other than auction rate securities and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value in order to operate our business. We do not have the intent to sell these auction rate securities until recovery and it is more likely than not that we will not be required to sell the auction rate securities prior to recovery. In addition, none of the decline in market value is due to credit losses. Thus we consider the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity as of January 30, 2010.

Accounts Receivable and Allowances.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their current credit information. We continuously monitor payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. The levels of our allowances for bad debts require us to make judgments as to the outcomes of certain receivables including the resolution of collection issues, the creditworthiness of our customers, and the ultimate likelihood of collection of receivables from our customers. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial condition of any one of these customers could have a material adverse impact on the realization of our accounts receivable and our results of operations.

Inventory Valuation.    We value our inventory at the lower of cost or market, cost being determined under the first-in, first-out method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. The valuation of inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to our inventory levels, including open purchase commitments, to determine the amount, if any, of obsolete or excess inventory. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

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

Valuation of Goodwill.    We perform an annual impairment assessment of goodwill at the beginning of our fiscal fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger a goodwill impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, (iii) significant negative industry or economic trends, (iv) a significant decline in our stock price for a sustained period and (v) a significant change in our market capitalization relative to our net book value. When performing our assessment, we include a control premium, in addition to our fair value to reflect the full value and amount that a buyer would be willing to pay for the company. Since our inception, we have not recognized any impairment of goodwill.

Litigation Costs.    From time to time, we are involved in legal actions arising in the ordinary course of business. There can be no assurance these actions or other third party assertions will be resolved without costly litigation, in a manner that does not adversely impact our financial position, results of operations or cash flows or without requiring royalty payments in the future, which may adversely impact gross margins. We are aggressively defending these litigation matters and believe no material adverse outcome will result. However, given uncertainties associated with any litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a probable loss or probable range of loss associated with these contingencies, then we would be required to record liabilities to cover those losses, which could materially impact our results of operations, financial position and cash flows.

Valuation of Equity Investments in Privately Held Companies.    We invest in equity instruments of privately-held companies, which we account for using the cost method, for business and strategic purposes. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these privately-held companies could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. As these investments are in privately held companies for which financial and other information is not readily available, we are required to make judgments as to the whether our investment has been impaired. We obtain limited financial information as an investor, review press releases and other press on the Company, and hold discussions with these companies to assist us in making these determinations.

Results of Operations

Fiscal 2010 represented some of the most difficult economic times in many years. Throughout the early part of the year, we continued the actions we began implementing at the end of fiscal 2009 to not only reduce our cost and expense structure but in many ways changing the way we manage the business and our portfolio of products. Some of the impacts of those actions are as follows:

•

Revenue positioning — Over the past year, not only did we introduce several new products that we believe will fuel growth into the future but we also strengthened several key relationships and secured design wins, which we believe will allow us to experience strong revenue growth. Over the past year, we announced several key new key business opportunities including our collaboration with China Mobile as well as our entrance into entirely new end markets for the company such as the e-reader device market.

•

Manufacturing cost reductions — At the beginning of the economic downturn in fiscal 2009, we took the opportunity to renegotiate the pricing arrangements with our key manufacturing partners including foundries, assembly and test subcontractors. Once we sold through our inventory built in prior periods at higher costs, we began to see the significant benefits of these efforts as is evidenced by our gross margin levels as we exited fiscal 2010.

•

Headcount reductions — During the early part of fiscal 2010, we completed reductions in force that impacted all areas of our worldwide business. This allowed us to improve our overall profitability and allowed us to continue to make improvements in key areas of the business that we believe will lead to future growth.

•

Facilities consolidations — We have also taken actions to readjust our real estate footprint to more closely match our current business needs. This included vacating certain facilities, downsizing certain facilities, and renegotiating many of our existing and expiring leases. We believe these measures will benefit our on-going results for years to come.

•

Discretionary spending controls — Throughout fiscal 2010, we continued the discipline with regards to discretionary spending that we instituted during the downturn. This has allowed us to focus our spending on areas which we believe are going to be very important to grow our business including investments in the design of devices which incorporate cutting edge technologies. This will also allow us to reward our key employees whose efforts are essential to our future prospects. We expect to continue the spending discipline to help ensure our expense levels remain competitive and are focused in key areas.

•

Stock-based compensation — During fiscal 2010, we started to see the benefits of several key decisions we have made over the last year and a half including taking the opportunity when the price of our stock was very low to provide grants to increase the retention of the large base of our employees and shifting larger portions of our equity based compensation to restricted stock units. These changes along with improved granting practices have helped decrease our run-rate for equity based compensation. We continue to believe stock-based compensation is a valuable form of compensation for our employees and that the changes we have made will maximize the benefit to both the employees and our company for the expense recorded related to this compensation.

After a few very challenging quarters, during the second quarter of fiscal 2010, we started to see some improvement in the overall worldwide economic conditions. This trend continued throughout the back half of the fiscal year as is evidenced by the improved revenues and overall significantly improved financial results compared to the prior quarters. As a result, we selectively began to add headcount in certain key areas. As a result of the overall improved worldwide economic conditions, several of the wafer fabrication facilities are experiencing capacity constraints which may have an impact on our ability to meet customer demand for our products. We believe we exited the year with strong prospects for revenue, excellent gross margins, and a very efficient operating expense model, which we believe will allow us to deliver strong financial results.

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue.

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net revenue	100%	100%	100%
Operating costs and expenses:
Cost of goods sold	43.7	48.4	51.7
Research and development	29.5	31.7	34.3
Selling and marketing	5.0	5.5	7.4
General and administrative	6.1	3.7	4.8
Amortization and write-off of acquired intangible assets	3.8	5.2	5.4

Total operating costs and expenses	88.1	94.4	103.6

Operating income (loss)	11.9	5.6	(3.6)
Interest and other income	0.4	0.8	1.0
Interest expense	(0.1)	(0.6)	(1.4)

Income (loss) before income taxes	12.2	5.8	(4.1)
Provision (benefit) for income taxes	(0.4)	0.8	(0.1)
Income (loss) before change in accounting principle	12.6	5.0	(4.0)

Net income (loss)	12.6%	5.0%	(4.0)%

Years Ended January 30, 2010 and January 31, 2009

Net Revenue

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	% Change in 2010
	(in thousands, except percentage)
Net revenue	$2,807,687	$2,950,563	(4.8)%

Net revenue is gross revenue, net of accruals for estimated sales returns and rebates. Our net revenue in fiscal 2010 declined by $142.9 million as compared to fiscal 2009 as the impacts of the global economic downturn outpaced the growth in some of our existing and emerging businesses. Although fiscal 2010 was a challenging year as a result of the overall macroeconomic conditions, we experienced several positive factors including growth in our storage businesses due to new hard disk drive programs at key existing and new customers. Our storage businesses grew approximately 7.5% during fiscal 2010 as compared to fiscal 2009, contributing more than half of our net revenue. Within our networking businesses, our enterprise switching and system controller devices ramped up during the year helping to offset declines in our network interface card and PHY business. Our networking businesses overall grew by approximately 2% during fiscal 2010 as compared to fiscal 2009, contributing approximately 20% of our net revenue. Within our mobile and wireless business, we experienced significant growth in our embedded wireless products as a result of strength in several gaming platforms. Despite those positives, the economic slowdown adversely impacted consumer spending, which led to significant declines in our cellular handheld business. Overall our mobile and wireless businesses declined by over 25% in fiscal 2010 as compared to fiscal 2009, contributing just under 20% of our net revenue. The remainder of our revenue, primarily related to our printer business declined by nearly 45% in fiscal 2010 as compared to fiscal 2009 as a result of the economic slowdown. This portion of our business makes up approximately 3% of our net revenue. We exit fiscal 2010 with revenue at near historic highs, strong adoption of our solutions across many of our business units, and design wins, which we believe will support growth into the future. As a result, we currently expect that revenue in fiscal 2011 will increase moderately from the level in fiscal 2010 as we continue to see signs of recovery in the economic environment and the ramp up of some new design wins.

Cost of Goods Sold

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	% Change in 2010
	(in thousands, except percentages)
Cost of goods sold	$1,227,096	$1,426,624	(14.0)%
% of net revenue	43.7%	48.4%

Cost of goods sold as a percentage of net revenue in fiscal 2010 decreased significantly compared to fiscal 2009 primarily due to lower material and manufacturing costs as a result of cost reduction efforts with our foundry, assembly and test subcontractors as well as the on-going focus on yield improvements. In addition, cost of goods sold as a percentage of net revenue decreased due to the mix of products, including newer products with better margin structures, better inventory management, which leads to lower excess and obsolescence provisions, and the sales of previously written down inventory. As we push cost consciousness further upstream into our development process, and combine this with new initiatives that will enable more efficient operational decisions to be made, we believe we will continue to maintain strong gross margins. Our cost of goods sold as a percentage of net revenue may also fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, the levels of sales of product previously written down, changes in the costs charged by our manufacturing and test subcontractors, the introduction of new products with lower margins and product warranty costs. We currently expect that cost of goods sold as a percentage of revenue in fiscal 2011 will remain relatively consistent with fiscal 2010.

Research and Development

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	% Change in 2010
	(in thousands, except percentages)
Research and development	$828,176	$935,272	(11.5)%
% of net revenue	29.5%	31.7%

Research and development expenses decreased by $107.1 million in fiscal 2010 compared to fiscal 2009 partially due to the benefit of $26.4 million of research and development funding from customers for development work in fiscal 2010. In addition, stock-based compensation decreased $37.1 million due to older options with relatively higher valuation becoming fully vested along with the impact of our stock option exchange programs. Mask, wafer and product related costs decreased $15.7 million primarily due to lower pricing and volume of tape outs. Other decreases in research and development expenses of $29.7 million were related to lower discretionary spending due to tight cost controls. Partially offsetting the decrease in expense was an increase in restructuring costs of $9.8 million. Finally, the cost savings related to lower overall headcount were offset by higher bonus related costs as we implemented new programs to compensate employees for strong performance. Beginning in fiscal 2010, research and development funding from customers for development work is recognized as a credit to research and development expense under the proportionate performance method as the underlying work is performed. We currently expect that research and development costs in fiscal 2011 will increase moderately as we continue to tape out new devices to support our expected future growth.

Selling and Marketing

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	% Change in 2010
	(in thousands, except percentages)
Selling and marketing	$139,404	$161,703	(13.8)%
% of net revenue	5.0%	5.5%

Selling and marketing expense decreased $22.3 million in fiscal 2010 compared to fiscal 2009 primarily due to lower salary and related costs of $6.5 million due to lower headcount. Stock-based compensation decreased $9.8 million due to older options with relatively higher valuation becoming fully vested along with the impact of our stock option exchange programs and the other changes implemented during fiscal 2010. Additionally, sales rep commissions decreased $3.8 million due to slightly lower revenue and various other selling and marketing expenses decreased $1.7 million due to cost control efforts. These amounts were partially offset by higher tradeshow and advertising related expenses of approximately $2.6 million as we significantly increased our efforts in these areas. We currently expect that selling and marketing costs in fiscal 2011 will increase moderately as we increase sales and also our marketing presence.

General and Administrative

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	% Change in 2010
	(in thousands, except percentages)
General and administrative	$171,362	$108,465	58.0%
% of net revenue	6.1%	3.7%

General and administrative expense increased $62.9 million in fiscal 2010 compared to fiscal 2009 as a result of the $72.0 million legal settlement recorded during fiscal 2010 in connection with the settlement of the class action securities litigation related to our historical stock option granting practices. In addition, legal fees, on a net basis, increased by $4.8 million primarily due to $24.5 million of insurance recoveries related to certain litigation activity received in fiscal 2009 which did not recur in fiscal 2010. These were partially offset by a $10.0 million settlement with the SEC regarding our historical stock option granting practices and related accounting matters also recorded in fiscal 2009 which did not recur in fiscal 2010. Excluding the insurance reimbursements, legal fees were lower by approximately $9.7 million due to lower overall legal activity due to the settlement of various litigation matters. Restructuring costs increased $1.1 million in connection with actions implemented in response to the economic downturn. Partially offsetting the increase in general and administrative expense was a decrease of $2.7 million in stock-based compensation. Finally, various other general and administrative expenses such as outside services, consulting, temporary services and other decreased by $11.4 million due to cost control efforts. We currently expect that general and administrative costs in fiscal 2011 will decrease significantly as fiscal 2010 included the $72 million charge related to the class action settlement.

Amortization and Write-Off of Acquired Intangible Assets

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	% Change in 2010
	(in thousands, except percentages)
Amortization and write-off of acquired intangible assets	$107,534	$153,323	(29.9)%
% of net revenue	3.8%	5.2%

The decrease in amortization and write-off of acquired intangible assets of $45.8 million in fiscal 2010 compared to fiscal 2009 is due to certain acquired intangible assets from previous acquisitions being fully amortized and to the partial write-off of certain purchased technology from a previous acquisition. In fiscal 2010, we determined that certain acquisition-related intangibles associated with the acquisition of the ICAP Business were partially impaired. The primary reason for the partial write-off of certain purchased intangibles from the ICAP Business was due to the transition to a newer product by a large customer. The amount of the purchased intangibles written-off in fiscal 2010 due to impairment was $1.0 million. In fiscal 2009, we determined that certain acquisition-related intangibles associated with the acquisition of the semiconductor business of UTStarcom, Inc. (the “UTStarcom Business”), PicoMobile Networks, Inc. and the ICAP Business were impaired.

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

Interest and Other Income

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	% Change in 2010
	(in thousands, except percentages)
Interest and other income	$10,727	$23,651	(54.6)%
% of net revenue	0.4%	0.8%

Interest and other income consists primarily of interest earned on cash, cash equivalents and short-term investment balances, gains and losses on the sale of marketable securities, foreign currency impact and various other gains and losses. The decrease in interest and other income of $12.9 million is due primarily to favorable foreign exchange impacts related to foreign tax reserves as a result of the strengthening U.S. dollar in fiscal 2009. In fiscal 2010, we experienced foreign exchange losses related to foreign tax reserves as a result of fluctuations in currencies and the weakening of the U.S. dollar. In addition, interest income decreased $9.2 million due to the decline in market interest rates on our cash and cash equivalents and short-term investments. Partially offsetting the decrease in interest and other income in fiscal 2010 was $8.0 million of gains on a severance fund in a foreign jurisdiction and a $4.9 million gain on an equity investment during fiscal 2010.

Interest Expense

	Fiscal Years Ended
	January 30, 2010	January 31, 2009	% Change in 2010
	(in thousands, except percentages)
Interest expense	$1,732	$17,994	(90.4)%
% of net revenue	0.1%	0.6%

Interest expense consists primarily of interest paid on debt and capital lease obligations. Interest expense decreased by $16.3 million in fiscal 2010 compared to fiscal 2009 primarily due to repayment of the entire principal on the outstanding term loan obligation in the fourth quarter of fiscal 2009. Please refer to Note 9 — “Term Loans” for a further discussion on the term loan obligation in our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Provision (Benefit) for Income Taxes

	Fiscal Years Ended		% Change in 2010
	January 30, 2010	January 31, 2009
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(10,346)	$23,591	(143.9)%
% of net revenue	(0.4)%	0.8%

Our effective tax rate was a benefit of (3.0%) for fiscal 2010 compared to an expense of 13.8% for fiscal 2009. The decrease in the fiscal 2010 effective tax rate compared to fiscal 2009 was primarily due to releases of tax contingency reserves including penalties and interest of $34.1 million due to the expiration of the statute of limitations in multiple jurisdictions. We continued to incur significant non-tax deductible expenses such as stock-based compensation expenses and intangible amortization resulting in lower profit before tax in jurisdictions where we are not able to utilize the tax benefits. In addition, the tax benefits associated with our tax incentives vary from year to year based on the relative profitability in Israel, Singapore and Switzerland.

Years Ended January 31, 2009 and February 2, 2008

Net Revenue

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentage)
Net revenue	$2,950,563	$2,894,693	1.9%

Net revenue is gross revenue, net of accruals for estimated sales returns and allowances and rebates. The increase in net revenue of $55.9 million in fiscal 2009 compared to fiscal 2008 reflects a significant increase in volume shipments during the first half of fiscal 2009 of our storage SoCs as the overall hard disk drive demand for notebook PC two and a half inch drives and consumer products markets improved. In addition, we experienced increased demand for our wireless products for consumer applications. Offsetting the increases were lower demand for our cellular and handheld products and printer semiconductor solution products, which were negatively impacted by the economic downturn. Net revenue derived from development contracts increased in fiscal 2009 in both absolute dollars and as a percentage of net revenue compared to fiscal 2008, and represented less than 10% of net revenue for each year.

Cost of Goods Sold

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
Cost of goods sold	$1,426,624	$1,497,796	(4.8)%
% of net revenue	48.4%	51.7%

Cost of goods sold as a percentage of net revenue decreased in fiscal 2009 compared to fiscal 2008 primarily due to reduced costs for cellular and handset product resulting from the transition of manufacturing from Intel to our fabrication partners. In addition, cost of goods sold improved as we experienced lower material and manufacturing costs due to volume efficiencies and yield improvements. Gross margin also improved due to the mix of higher gross margin products sold in fiscal 2009 compared to fiscal 2008. Finally, lower excess and obsolescence provisions and higher sales of product previously written down in fiscal 2009 as compared to fiscal 2008 improved results

Research and Development

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
Research and development	$935,272	$994,202	(5.9)%
% of net revenue	31.7%	34.3%

Research and development expense decreased by $58.9 million in fiscal 2009 compared to fiscal 2008 primarily due to a decrease in stock-based compensation of $25.4 million as recent awards have a lower valuation due to the depressed stock price along with the reversal of expenses for performance related grants due to the unlikely nature of the achievement of the specific performance targets due to the poor economic conditions. In addition, salary and related costs decreased $10.7 million due primarily to lower bonus expenses due to the cancellation of the fiscal 2009 bonus plan in response to the challenging economic times along with the benefits of our calendar year end shutdown, partially offset by selective headcount additions. Non-recurring engineering, pre-production and development wafer costs decreased $10.6 million as a result of tight cost controls partially offset by higher photomask spending earlier in the year for key new products. We also received a $5.0 million benefit from the reversal of remaining payroll tax liabilities due to the completion of our 409A reimbursement program. Other decreases in research and development expenses included a $3.6 million decrease in evaluation boards and engineering supplies, a $3.6 million decrease in travel related costs, a $3.3 million decrease in temporary help and consulting costs, $2.4 million decrease in patent legal fees and a $3.3 million decrease in other research and development primarily driven by cost control efforts. Partially offsetting the decreases in research and development expenses was $1.5 million of lower allocations of research and development spending to manufacturing activities.

Selling and Marketing

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
Selling and marketing	$161,703	$212,773	(24.0)%
% of net revenue	5.5%	7.4%

Selling and marketing expense decreased $51.1 million in fiscal 2009 compared to fiscal 2008 primarily due to lower salary and related costs of $16.6 million as a result of lower headcount, lower bonuses due to the cancellation of the fiscal 2009 bonus program along with the benefits of our calendar year-end shutdown. Additionally, stock-based compensation decreased by $13.9 million, primarily to lower valuation of recent grants. Finally, travel related, tradeshow and various other costs declined significantly as we focused on controlling discretionary spending. Facility and related allocated costs decreased $3.7 million.

General and Administrative

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
General and administrative	$108,465	$139,778	(22.4)%
% of net revenue	3.7%	4.8%

General and administrative expense decreased $31.3 million in fiscal 2009 compared to fiscal 2008 primarily due to lower legal and professional fees of $34.8 million. Legal and professional fees decreased due to a reduction in legal fees associated with our internal review of historical stock option granting practices and related accounting matters as well as $24.5 million of insurance recoveries for shareholder derivative, class action and related lawsuits received in the first quarter of fiscal 2009. Partially offsetting the decrease in legal and professional fees was a $10.0 million settlement with the SEC investigation regarding our historic stock option granting practices and related accounting matters in the first quarter of fiscal 2009. Additionally, stock-based compensation decreased $10.7 million primarily due to the cancellation of grants to a former and current executive in the second quarter of fiscal 2008 that was not accompanied by a concurrent replacement grant or other valuable consideration. Partially offsetting the decreases in general and administrative expense was an increase in salary and related costs of $5.6 million due to the net hiring of additional administrative personnel and a $5.1 million gain on the sale of an asset under construction recorded during the third quarter of fiscal 2008.

Amortization and Write-Off of Acquired Intangible Assets

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
Amortization and write-off of acquired intangible assets	$153,323	$155,734	(1.5)%
% of net revenue	5.2%	5.4%

The decrease in amortization and write-off of acquired intangible assets of $2.4 million in fiscal 2009 compared to fiscal 2008 is due to certain acquired intangible assets from previous acquisitions being fully amortized, offset by the write-off of certain intangible assets from previous acquisitions. We determined that certain acquisition-related intangibles associated with the acquisition of the semiconductor business of UTStarcom, Inc. (the “UTStarcom Business”), PicoMobile Networks, Inc. and the ICAP Business were impaired. The primary reason for the write-off of the remaining UTStarcom purchased intangibles and certain intangibles from the ICAP Business was due to declining revenue from products incorporating such purchased intangibles. The purchased intangibles from the PicoMobile acquisition were written-off due to a delay in the deployment of the technology within the industry. We measured the amount of impairment by calculating the amount by which the value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. The amount of the purchased intangibles written-off in the fourth quarter of fiscal 2009 due to impairment was $15.6 million. In the fourth quarter of fiscal 2008, we determined that certain of the acquisition-related intangibles associated with our acquisition of the UTStarcom Business and the ICAP Business were impaired primarily due to the revised lower revenue forecasts associated with products incorporating such purchased intangibles. The amount of the purchased intangibles written-off in the fourth quarter of fiscal 2008 due to impairment was $7.2 million.

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

Interest expense consists primarily of interest paid on debt and capital lease obligations. The decrease in interest expense of $22.5 million in fiscal 2009 compared to fiscal 2008 was primarily due to repayment of principal on the outstanding term loan obligation, lower interest rates, lower interest expense from a supply agreement with Intel and lower capital lease interest expense. Please refer to Note 9 — Term Loans for a further discussion on the term loan obligation in our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Provision (benefit) for Income Taxes

	Fiscal Years Ended		% Change in 2009
	January 31, 2009	February 2, 2008
	(in thousands, except percentages)
Provision (benefit) for income taxes	$23,591	$(3,561)	(762.5)%
% of net revenue	0.8%	(0.1)%

Our effective tax rate was 13.8% for fiscal 2009 compared to (3.0)% for fiscal 2008. The increase in the fiscal 2009 effective tax rate compared to fiscal 2008 was primarily due to increases to provisions for uncertain tax positions despite significant foreign subsidiary net operating losses, which arose due to the restructure of certain foreign entities as well as a fiscal 2008 reduction in the unrecognized tax benefits due to closure of foreign audits and lapsing of statutes of limitations. We continued to incur significant non-tax deductible expenses such as stock-based compensation expenses and intangible amortization resulting in lower profit before tax in jurisdictions where we are not able to utilize the tax benefits. In addition, the tax benefits associated with our tax incentives vary from year to year based on the relative profitability in Israel, Singapore and Switzerland.

Liquidity and Capital Resources

Our principal source of liquidity is provided through a combination of cash generated by operations and sales of our equity securities though the exercise of stock options and purchases of common shares pursuant to our employee stock purchase plan. In the past we have also financed our operations through debt financing. As of January 30, 2010, we had cash and cash equivalents of approximately $1.1 billion and nearly $700 million of short-term investments, classified as available for sale.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $811.5 million for fiscal 2010 compared to $680.7 million for fiscal 2009 and $177.4 million for fiscal 2008. The cash inflows from operations in fiscal 2010 were primarily due to net income of $353.5 million adjusted for non-cash items and changes in working capital.

Net cash provided by operating activities for fiscal 2010 included $684.7 million from net income adjusted for non-cash items and $126.8 million of net cash provided by changes in working capital items. Improvements in working capital included an increase in accounts payable of $136.0 million due to our on-going efforts to manage payment terms with vendors. In addition, inventories decreased by $82.7 million as we reduced our inventory levels earlier in the year in light of the economic downturn and have experienced capacity constraints as we have attempted to restore the levels to support our anticipated revenues. Accrued employee compensation increased by $33.3 million due primarily to the reinstatement of the performance bonus program in fiscal 2010. Significant working capital changes offsetting positive cash flows in fiscal 2010 included an increase in accounts receivable of $134.7 million due primarily to the timing of revenue whereby more revenue was recorded toward the end of the fourth quarter of fiscal 2010 compared to the prior year. In addition, income taxes payable decreased by $22.1 million due to the reversal of tax contingency reserves during the fiscal year as a result of the expiration of the statute of limitations related to certain items and favorable outcomes on audit closures in foreign jurisdictions during fiscal 2010.

The cash inflows from operations in fiscal 2009 were due to net income of $147.2 million adjusted for non-cash items and changes in working capital. Significant working capital changes contributing to positive cash flows in fiscal 2009 included a decrease in inventories of $126.9 million primarily due to the completion of contractual obligations under the original supply agreement with Intel in connection with our acquisition of the ICAP Business as well as concentrated efforts to reduce inventory levels. Also contributing to positive cash flow was a decrease in accounts receivable of $109.9 million due primarily to lower revenue recorded toward the end of the quarter as well as the timing of payments received from customers. Prepaid expenses and other assets decreased by $63.5 million due primarily to the utilization of prepaid foundry capacity and prepaid wafers. Significant working capital changes offsetting positive cash flow in fiscal 2009 included a decrease in accounts payable of $88.8 million due to lower manufacturing volumes and overall activity at year end as we tried to control inventory levels due to lower revenue levels. Also contributing to the use of cash in operating activities was a decrease in accrued liabilities and other of $36.7 million. The decrease in other accrued liabilities and other was primarily attributable to the payment of accrued contingent consideration as certain milestones were met related to various acquisitions. Accrued employee compensation also decreased by $27.0 million due to lower bonus accruals for comparable periods.

The cash inflows from operations in fiscal 2008 were due to changes in working capital. Significant working capital changes contributing to positive cash flows in fiscal 2008 included a decrease in prepaid expenses and other assets primarily due to the utilization of prepaid foundry capacity and prepaid wafers. Also contributing to positive cash flow was an increase in deferred income due to the increased levels of inventory at distributors due to the increase in revenue. Significant working capital changes offsetting positive cash flows in fiscal 2008 included an increase in inventories of $202.3 million to support increased revenue levels and from purchases of inventory under the supply agreement with Intel for which we plan to sell over periods in excess of one year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $744.0 million for fiscal 2010 compared to $64.7 million for fiscal 2009 and $185.1 million for fiscal 2008. The net cash used in investing activities in fiscal 2010 was primarily due to net purchases of short-term investments of $686.6 million as we began to ramp up our new investment strategy, purchases of property and equipment of $39.8 million mainly to support additional capacity and purchases of technology licenses of $15.6 million to help accelerate product development in certain applications. The net cash used in investing activities in fiscal 2009 was primarily due to purchases of property and equipment of $73.2 million, purchases of technology licenses of $5.2 million and cash paid for an acquisition of $5.3 million partially offset by net sales and maturities of investments of $19.0 million. The net cash used in investing activities in fiscal 2008 was primarily due to net purchases of investments of $32.0 million and purchases of property and equipment of $113.5 million.

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities was $110.5 million for fiscal 2010 compared to net cash used in financing activities of $304.2 million for fiscal 2009 and net cash provided by financing activities of $55.4 million for fiscal 2008. In fiscal 2010, net cash provided by financing activities was attributable to proceeds from the issuance of common shares under our stock option plan and employee stock purchase plan of $111.6 million which was partially offset by payments on capital leases of $1.8 million. In fiscal 2009, net cash used in financing activities was attributable to repayment of term loan obligations and capital leases of $397.2 million, which was partially offset by proceeds from the issuance of common shares under our stock option plans of $92.6 million. In fiscal 2008, net cash provided by financing activities was attributable to proceeds from the issuance of common shares under our stock option plan and employee stock purchase plan of $65.9 million partially offset by principal payments on term loan and capital lease obligations of $10.7 million.

Contractual Obligations and Commitments

Under our manufacturing relationships with our foundry partners, cancellation of outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of January 30, 2010, the total value of open purchase orders with these foundries were approximately $186.6 million. In February 2005 and as amended in March 2005, we entered into an agreement with a foundry to secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extended the term of the agreement and the agreed upon pricing terms. As of January 30, 2010, all payments had been made and approximately $160.2 million of the prepayment had been utilized. At January 30, 2010, there were no outstanding commitments under the agreement.

As of January 30, 2010, we had approximately $26.7 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

The following table summarizes our contractual obligations as of January 30, 2010 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Contractual obligations:
Facilities operating leases, net	$16,731	$11,915	$10,003	$1,924	$802	$2,269	$43,644
CAD and other operating leases	18,072	11,026	6,883	1,078	1,078	5,571	43,708
Capital lease obligations	1,940	511					2,451
Purchase commitments to foundries	186,592	—	—	—	—	—	186,592
Capital purchase obligations	26,672	—	—	—	—	—	26,672

Total contractual cash obligations	$250,007	$23,452	$16,886	$3,002	$1,880	$7,840	$303,067

In addition to the above commitments and contingencies, as of January 30, 2010, we had recorded $103.3 million of unrecognized tax benefits as liabilities in accordance with ASC 740-10-05. We also had recorded a liability for potential interest and penalties of $22.2 million and $7.7 million, respectively, as of January 30, 2010. During the next 12 months, we believe that tax audit resolutions and the expiration of applicable statutes of limitations could potentially reduce our unrecognized tax benefit by up to $14.7 million. However, this amount could change because we may have negotiations with various tax authorities throughout the year. At this time, we are unable to make a reasonably reliable estimate of the amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 30, 2010, we were not involved in any unconsolidated SPE transactions.

Prospective capital needs:    We believe that our existing cash, cash equivalents, and short-term investments, together with cash generated from operations, from exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities and increases in operating expenses, which are all subject to uncertainty. However, we are named as defendants to several litigation actions and an unfavorable outcome in such actions could have a material adverse effect on our cash flows.

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

Accounting Standards Codification

During the third quarter of fiscal year 2010, the Company adopted the new ASC issued by the Financial Accounting Standards Board (“FASB”). The ASC has become the source of authoritative U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing U.S. GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial position, results of operations or financial condition.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance that amends the consolidation rules related to variable interest entities. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of this accounting guidance on our financial position and results of operations.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal 2011. We are currently evaluating the impact of this accounting guidance on our financial position and results of operations.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009. We are currently evaluating the impact of the adoption of this guidance on our financial position and results of operations.

Related Party Transactions

In August 2005, through our subsidiaries MSI and Marvell International Ltd. (“MIL”), we entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (the “C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as our other license and manufacturing services agreements with other third parties for similar technology. We recognized $2.1 million and $2.6 million of revenue under the C2Micro License Agreement during fiscal 2010 and 2009, respectively.

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Dr. Sehat Sutardja and Weili Dai are husband and wife. Kuo Wei (Herbert) Chang, a member of our Board of Directors, is also an indirect shareholder of C2 Microsystems as a partner of entities who have invested in C2 Microsystems. Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

In January 2007, through our subsidiary MIL, we entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”), with VeriSilicon Holdings Co., Ltd (“VeriSilicon”). The Evaluation License Agreement has no consideration. We incurred $6,000 and $200,000 of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the UTStarcom business during fiscal 2010 and 2009, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI Corporation. In March 2009, we entered into an addendum to this core license agreement with VeriSilicon and recorded a license fee of $500,000 and maintenance fees of $80,000. In June 2009, we entered into the second addendum to the technology license agreement with VeriSilicon for them to perform certain services for a fee of $40,000. In December 2009, we entered into a third addendum to this technology agreement with Verisilicon to license additional technology for a license fee of $275,000 with an annual support fee of $47,500. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

On October 31, 2007, we entered into a License Agreement with Vivante Corporation (the “Vivante Agreement”). The Vivante Agreement has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology. In August 2008, we entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology. We recorded $2.0 million for the license fee and $200,000 of maintenance during fiscal 2009 in connection with this Technology License Agreement. In January 2009, we entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. In April 2009, we entered into an amendment to the Technology License Agreement with Vivante. We recorded $1.0 million for the license fee and $70,000 of maintenance during the three months ended May 2, 2009 in connection with the amendment to the Technology License Agreement. In June 2009, we entered into the second amendment to the Technology License Agreement with Vivante and recorded $500,000 for the license fee and $50,000 of maintenance during the three months ended August 1, 2009. In December 2009, we entered into an Amended and Restated Technology License Agreement with Vivante for additional license technology and recorded $12.0 million for the license fee (paid over three years) and $350,000 of maintenance. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the Board of Directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, is also an indirect shareholder of Vivante as a partner of entities who have invested in Vivante.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our interest rate risk relates primarily to its fixed income short term investment portfolio as we do not have any outstanding debt as of January 30, 2010. We maintain an investment policy that requires minimum short term and long term credit ratings, diversification of credit risk and limits the long term interest rate risk by requiring average and maximum maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of January 30, 2010, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $5.2 million incremental decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not result in any cash flow impact.

As of January 30, 2010, our investment portfolio included $41.6 million in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Our auction rate securities are all backed by student loans originated under the FFELP and are fully-collateralized, insured and guaranteed by the DOE.

Beginning in February 2008, liquidity issues in the global credit markets resulted in failure of auctions of auction rate securities, as the amount of securities submitted for sale in those auctions exceed the amount of bids. Due to the auction failures, the auction rate securities do not have a readily determinable market or value. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and illiquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations described above. Although all of our auction rate securities were historically classified as short-term investments due to our ability to liquidate them, beginning in February 2008, we re-classified them to long-term, consistent with the stated 20 to 30 year contractual maturities of the securities.

In the fourth quarter ended January 31, 2009, we entered into a settlement agreement with UBS, the broker for one of our auction rate securities purchases, where UBS has the right to call and sell an auction rate security that we purchased from them at par value of $5.0 million at a future date. As a result of our participation in this settlement, we received a put option, which we elected to measure at fair value and include in long-term investments. We also elected to transfer this auction rate security and the settlement option to trading securities from available-for-sale as our intent is to exercise the put option at a future date. During fiscal 2010, we reclassified this security and settlement option to short-term investments, as we have the right to exercise the put option within one year from January 30, 2010.

As of January 30, 2010, the estimated fair values of the auction rate securities were $2.3 million less than their par value. Based on our assessment of our cash flow projections, a balance of approximately $1.8 billion in cash, cash equivalents and short-term investments other than auction rate securities and the fact that we continue to generate positive cash flow on a quarterly basis, we do anticipate having to sell these securities below par value in order to operate our business. We do not have the intent to sell these auction rate securities until recovery and it is more likely than not that we will not be required to sell the auction rate securities prior to recovery. Thus we consider the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity as of January 30, 2010. To the extent we determine that any impairment is other-than-temporary, the impairment would be recorded to earnings.

Investment Risk.    We invest in equity instruments of privately held companies for business and strategic purposes. These investments, which totaled $6.3 million at January 30, 2010, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations of these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other than temporary.

Foreign Currency Exchange Risk.    All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies and these expenses may be higher or lower in US Dollar terms. Furthermore, our operation in Israel represents more than half of our total foreign currency exposure. We may also hold certain assets and liabilities, including potential local tax liabilities, in local currency on our balance sheet. We record the related effects of foreign exchange fluctuations on local currency expenses through operating expense, and record foreign exchange fluctuations of assets and liabilities to other income and expense. Significant fluctuations in exchange rates in countries where we incur expenses or record assets or liabilities in local currency could affect our business and operating results in the future. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular hedge a portion of the forecasted Israel Shekel expenses. We will enter into short-term forward exchange contracts, typically less than 12 months in maturities, to hedge exposures for expenses and purchases denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offsets the underlying expense within the operating expense. De-designated hedges or hedges deemed ineffective, are recorded in other income and expense. We do not hedge our tax liabilities denominated in local currency on our balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 2%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of this impact.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2010

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS

	January 30, 2010	January 31, 2009
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,105,428	$927,409
Restricted cash	—	24,500
Short-term investments	691,289	—
Accounts receivable, net of allowances of $5,912 and $3,206	356,796	222,101
Inventories	241,541	310,654
Prepaid expenses and other current assets	62,527	61,268
Deferred income taxes	7,964	14,383

Total current assets	2,465,545	1,560,315
Property and equipment, net	342,497	390,853
Long-term investments	34,281	40,541
Goodwill	1,997,662	1,997,630
Acquired intangible assets	179,101	286,534
Other noncurrent assets	151,854	138,327

Total assets	$5,170,940	$4,414,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277,405	$139,028
Accrued liabilities	82,067	83,113
Accrued employee compensation	125,810	92,022
Income taxes payable	19,992	35,803
Deferred income	59,396	57,895
Current portion of capital lease obligations	1,940	1,787

Total current liabilities	566,610	409,648
Capital lease obligations, net of current portion	511	2,451
Non-current income taxes payable	117,240	123,379
Other long-term liabilities	68,600	49,655

Total liabilities	752,961	585,133

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $0.002 par value; 992,000 shares authorized; 638,341 and 616,388 shares issued and outstanding, respectively	1,277	1,233
Additional paid-in capital	4,607,844	4,372,265
Accumulated other comprehensive loss	(885)	(718)
Accumulated deficit	(190,257)	(543,713)

Total shareholders’ equity	4,417,979	3,829,067

Total liabilities and shareholders’ equity	$5,170,940	$4,414,200

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except per share amounts)
Net revenue	$2,807,687	$2,950,563	$2,894,693
Operating costs and expenses:
Cost of goods sold	1,227,096	1,426,624	1,497,796
Research and development	828,176	935,272	994,202
Selling and marketing	139,404	161,703	212,773
General and administrative	171,362	108,465	139,778
Amortization and write-off of acquired intangible assets	107,534	153,323	155,734

Total operating costs and expenses	2,473,572	2,785,387	3,000,283
Operating income (loss)	334,115	165,176	(105,590)
Interest and other income	10,727	23,651	28,100
Interest expense	(1,732)	(17,994)	(40,498)

Income (loss) before income taxes	343,110	170,833	(117,988)
Provision (benefit) for income taxes	(10,346)	23,591	(3,561)

Net income (loss)	$353,456	$147,242	$(114,427)

Net income (loss) per share:
Basic	$0.57	$0.24	$(0.19)

Diluted	$0.54	$0.23	$(0.19)

Weighted average shares:
Basic	623,934	608,747	590,308

Diluted	653,471	630,328	590,308

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(In thousands)
Balance at January 27, 2007	587,425	1,175	3,802,509	28	(576,528)	3,227,184
Shares issued pursuant to stock options and awards, net	11,243	22	49,775	—	—	49,797
Issuance of common shares under the employee stock purchase plan	1,303	3	17,332	—	—	17,335
Stock-based compensation	—	—	230,980	—	—	230,980
Tax benefit from employee stock transactions	—	—	63	—	—	63
Comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax	—	—	—	587	—	587
Net loss	—	—	—	—	(114,427)	(114,427)

Total comprehensive loss						(113,840)

Balance at February 2, 2008	599,971	1,200	4,100,659	615	(690,955)	3,411,519
Shares issued pursuant to stock options and awards, net	10,790	21	56,899	—	—	56,920
Issuance of common shares under the employee stock purchase plan	3,947	8	33,350	—	—	33,358
Issuance of common shares on exercise of warrants	1,680	4	2,408	—	—	2,412
Stock-based compensation	—	—	178,999	—	—	178,999
Tax benefit from employee stock transactions			(50)			(50)
Comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(1,333)	—	(1,333)
Net income	—	—	—	—	147,242	147,242

Total comprehensive income						145,909

Balance at January 31, 2009	616,388	$1,233	$4,372,265	$(718)	$(543,713)	$3,829,067
Shares issued pursuant to stock options and awards, net	14,674	29	45,864			45,893
Issuance of common shares under the employee stock purchase plan	7,279	15	65,737			65,752
Stock-based compensation			124,140			124,140
Tax benefit from employee stock transactions			(162)			(162)
Comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax				77		77
Unrealized gain on cash flow hedges				341		341
Other				(585)		(585)
Net income					353,456	353,456

Total comprehensive income						353,289

Balance at January 30, 2010	638,341	$1,277	$4,607,844	$(885)	$(190,257)	$4,417,979

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$353,456	$147,242	$(114,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,214	112,824	105,812
Stock-based compensation	126,599	177,132	230,980
Amortization and write-off of acquired intangible assets	107,534	153,323	155,734
Gain on sale of equity investment	(4,938)	—	—
Loss (gain) from write-off and disposition of assets	3,986	—	(1,822)
Amortization of marketable securities premium	1,667	—	—
Fair market value adjustment to Intel inventory sold	(15,509)	(15,359)	(109,262)
Termination of supply contract	—	—	(22,069)
Interest expense related to supply contract	—	—	5,833
Deferred tax provision	13,356	(17,468)	(13,783)
Excess tax benefits from stock-based compensation	(677)	(365)	(278)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Restricted cash	24,500	(24,500)	—
Accounts receivable	(134,695)	109,919	(1,763)
Inventories	82,659	126,938	(202,275)
Prepaid expenses and other assets	(4,326)	63,476	108,321
Accounts payable	136,045	(88,795)	(8,187)
Accrued liabilities and other	(4,199)	(36,708)	10,880
Accrued employee compensation	33,292	(26,956)	8,852
Income taxes payable	(22,112)	11,507	1,845
Deferred income	15,661	(11,525)	22,961

Net cash provided by operating activities	811,513	680,685	177,352

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(5,287)	(19,987)
Purchases of investments	(804,979)	(10,172)	(262,886)
Sales and maturities of short-term and long-term investments	118,362	29,181	230,906
Purchases of equity investments and loans advanced	(2,000)	—	(323)
Acquisition related transaction costs	—	—	(1,340)
Purchases of property and equipment	(39,814)	(73,243)	(113,462)
Proceeds from sale of asset under construction	—	—	5,122
Purchases of technology licenses	(15,598)	(5,200)	(23,175)

Net cash used in investing activities	(744,029)	(64,721)	(185,145)

Cash flows from financing activities:
Proceeds from the issuance of common shares	111,645	92,645	65,903
Principal payments on capital lease and term loan obligations	(1,787)	(397,213)	(10,748)
Excess tax benefits from stock-based compensation	677	365	278

Net cash (used in) provided by financing activities	110,535	(304,203)	55,433

Net increase in cash and cash equivalents	178,019	311,761	47,640
Cash and cash equivalents at beginning of period	927,409	615,648	568,008

Cash and cash equivalents at end of period	$1,105,428	$927,409	$615,648

Supplemental cash flow information:
Cash paid for interest	$297	$20,787	$41,840

Cash paid for income taxes, net	$4,836	$17,232	$16,878

Non-Cash Investing Activities:
Receivable from sale of equity investment	$7,681	$—	$—

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

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2010 and 2009 were comprised of 52-week periods and fiscal year 2008 was comprised of a 53–week period. Certain reclassifications have been made to the prior period balances in the Statements of Operations in order to conform to the current period’s presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance based compensation, uncollectible receivables, inventory excess and obsolescence, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, and income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions, that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the United States dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, time deposits, federal agency notes, commercial paper, and money market funds.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash consisted of proceeds of insurance recoveries that the Company offset against payments that it was required to make in settlements related to the stock option backdating litigation. The final payments were made during fiscal 2010.

Investments

The Company’s marketable investments are classified as available-for-sale and trading securities and are reported at fair value. Unrealized gains and losses of the Company’s available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). The Company assesses whether an other-than-temporary impairment loss on its available-for-sale and trading securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are recorded as an impairment of investments in interest and other income, net within the Consolidated Statements of Operations.

In general, investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

The Company has previously invested in auction rate securities that are typically fully collateralized by pools of loans originated under the Federal Family Education Loan Program (the “FFELP”) and are guaranteed by the United States Federal Department of Education (the “DOE”), and insured. In addition, all auction rate securities held are rated by one or more of the major independent rating agencies as either AAA or Aaa at the time of purchase. See Note 3 for further details on the Company’s investments.

The Company also has equity investments in privately-held companies. These investments are recorded at cost and are included in other non current assets. The Company accounts for these investments under the cost method because its ownership is less than 20% and it does not have the ability to exercise significant influence over the operations of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when impairment is deemed to be other than temporary.

Impairment of Investments

In April 2009, the Financial Accounting Standards Board (“FASB”) amended an existing guidance on determining whether impairment for investments in debt securities is other-than-temporary. If the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before it anticipated recovery, the Company records an other-than-temporary impairment charge to interest and other income, net within the Consolidated Statements of Operations. However, if an impairment is due to credit losses, the Company considers other credit factors to account for the impairment loss.

Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

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

The allowance for doubtful accounts at January 30, 2010, January 31, 2009, and February 2, 2008 was $1.0 million, 0.9 million, and $0.4 million, respectively. Refer to the Revenue Recognition policies for additional information on sales returns and allowances.

During fiscal 2010, Toshiba acquired the disk drive operations of Fujitsu. Although Toshiba and Fujitsu revenue have not historically accounted for more than 10% of our revenue, the Company has combined fiscal 2010 revenue for both Toshiba and Fujitsu together for reporting purposes based on Toshiba’s acquisition of Fujitsu’s disk drive operations in fiscal 2010.

The following table sets forth sales to end customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	Years Ended
Customer	January 30, 2010	January 31, 2009	February 2, 2008
Western Digital	24%	21%	17%
Toshiba	15%	*	*

*	Less than 10% of net revenue

The Company’s accounts receivable were concentrated with three customers at January 30, 2010 representing 25%, 22% and 20% of gross accounts receivable, respectively and were concentrated with one customer at January 31, 2009 representing 11% of gross accounts receivable.

In each of fiscal 2010, 2009 and 2008, no distributor accounted for more than 10% of the Company’s net revenue. One distributor accounted for 11% of total accounts receivable in the year ended February 2, 2008. The Company continuously monitors the creditworthiness of its distributors and believes these distributors’ sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Other Risk

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both domestically and abroad; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability and cost of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Inventories

Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company records inventory excess and obsolescence provisions for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about future demand and market conditions. If actual future demand for the Company’s products is less than currently forecasted, additional inventory provisions may be required. Once a provision is recorded, it is maintained until the product to which it relates to is sold or otherwise disposed of. The Company recorded charges for inventory excess and obsolescence of $24.6 million, $56.6 million, and $62.1 million, for fiscal 2010, 2009, and 2008, respectively. The Company also recorded $15.5 million, $15.4 million and $109.3 million of fair market value adjustments to Intel inventory sold in fiscal 2010, 2009 and 2008, respectively. Shipping and handling costs are classified as a component of cost of goods sold in the consolidated statements of operations.

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

Goodwill

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis during the fourth fiscal quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has not been required to perform this second step of the process because the fair value of the reporting unit has significantly exceeded its net book value at every measurement date.

Long-Lived Assets and Intangible Assets

Long-lived assets include equipment, furniture and fixtures and intangible assets. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. See Note 7 – Goodwill and Acquired Intangible Assets for further details regarding impairment of acquisition-related identified intangible assets.

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

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and rebates. However, some of the Company’s sales are made through distributors under agreements allowing for price protection, shipped from stock pricing adjustment rights and limited rights of return on products unsold by the distributors. Although title passes to the distributor upon shipment terms and payment by the Company’s distributors is not contingent on resale of the product, product revenue on sales made through distributors with price protection, shipped from stock pricing adjustment rights and stock rotation rights are deferred until the distributors sell the product to end customers because the Company’s selling price is not fixed and determinable and the Company is not able to reliably estimate the volume of future returns. Deferred revenue less the related cost of the inventories is reported as deferred income. The Company does not believe that there is any significant exposure related to impairment of deferred cost of sales, as its historical returns have been minimal and inventory turnover for its distributors generally ranges from 60 to 90 days. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns and other known factors. Actual

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

returns could differ from these estimates. The Company accounts for rebates by recording reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms included in the Company’s various rebate agreements.

Advertising Expenses

Advertising costs are expensed as incurred.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. For grants from January 29, 2006, the Company amortizes stock-based compensation expense under the straight-line attribution method over the vest term. For grants prior to January 29, 2006, the Company amortizes stock-based compensation expense under the accelerated method.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. In addition, the Black-Scholes model incorporates various highly subjective assumptions including expected term of awards, expected future stock price volatility, and expected forfeiture rates. The fair value generated by the model may not be indicative of the actual fair values of awards as it does not consider other factors important to those share-based payment awards, such as continued employment, periodic vesting requirements, and limited transferability.

In developing estimates used to calculate assumptions, the Company establishes the expected term for employee options and awards, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Assumptions for option exercises and pre-vesting terminations of options were stratified by employee groups with sufficiently distinct behavior patterns. Expected volatility was developed based on the average of the Company’s historical daily stock price volatility.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occurred.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities and foreign exchange contracts. For the years ended January 30, 2010, January 31, 2009, February 2, 2008, $(0.2) million, $(1.3) million, and $0.6 million, respectively, of net unrealized gains (losses) were reclassified as realized gains (losses) and recognized in the accompanying statement of operations upon the sale of the related securities and maturity of the related contracts.

Accumulated other comprehensive income (loss), as presented on the accompanying balance sheets, consists of net unrealized gains and losses on available-for-sale securities and foreign exchange contracts, net of tax.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share

The Company reports both basic net income (loss) per share, which is based upon the weighted average number of common shares outstanding and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and potentially dilutive common shares.

Accounting for Income Taxes

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”), the Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

ASC 740 provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. With the exception of certain international jurisdictions, the Company has determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to its ability to utilize the net operating loss carryforwards and research and development tax credits before they expire based on the Company’s past experiences. Accordingly, the Company has established a valuation allowance for such deferred tax assets. If there is a change in the Company’s ability to realize its deferred tax assets, then its tax provision may decrease in the period in which it determines that realization is more likely than not.

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

Warranty

The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product. The Company’s products typically carry a standard 90-day warranty, with certain exceptions in which the warranty period can range from one to five years based on contractual agreements. The warranty accrual is primarily estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. From time to time, the Company becomes aware of specific warranty situations, which are relatively large and it records specific amounts to cover these exposures in addition to the standard run rate provisions.

Accounting Standards Codification

During the third quarter of fiscal year 2010, the Company adopted the new ASC issued by the Financial Accounting Standards Board (“FASB”). The ASC has become the source of authoritative U.S. GAAP,

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing U.S. GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial position, results of operations or financial condition.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance that amends the consolidation rules related to variable interest entities. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of this accounting guidance on its financial position and results of operations.

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

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three- tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009. The Company is currently evaluating the impact of the adoption of this guidance on its financial position and results of operations.

Note 2 — Business Combinations:

Fiscal 2009

During fiscal 2009, the Company completed the acquisition of an unrelated private company. The company was acquired for $5.3 million and is engaged in developing Gigabit Passive Optical Networks solutions for telecommunications equipment manufacturers and original device manufacturers. Under the purchase method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their fair values as of the date of the completion of the acquisition. The Company recorded acquired net liabilities of $1.4 million, amortizable intangible assets of $6.2 million and goodwill of $0.5 million. The intangible assets are being amortized over their useful lives.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3 — Investments:

The following tables summarize the Company’s investments (in thousands):

	As of January 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate	$227,610	$934	$(75)	$228,469
U.S. government agency	457,592	258	(30)	457,820
Trading securities:
Auction rate security and settlement option	5,000	—	—	5,000

Total Short-term investments	$690,202	$1,192	$(105)	$691,289
Long-term investments:
Available-for-sale:
Auction rate securities	$36,600	$—	$(2,319)	$34,281

Total long-term investments	$36,600	$—	$(2,319)	$34,281

Total Investments	$726,802	$1,192	$(2,424)	$725,570

	As of January 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Long-term investments:
Available-for-sale:
Auction rate securities	$36,850	$—	$(1,309)	$35,541

Trading securities:
Auction rate security and settlement option	5,000	—	—	5,000

Total long-term investments	$41,850	$—	$(1,309)	$40,541

Total Investments	$41,850	$—	$(1,309)	$40,541

As of January 30, 2010, the Company’s investment portfolio included $41.6 million in par value of auction rate securities. Auction rate securities are usually found in the form of municipal bonds, preferred stock, pools of student loans or collateralized debt obligations with contractual maturities generally between 20 and 30 years and whose interest rates are reset every seven to 35 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The Company’s auction rate securities are all backed by student loans originated under the Federal Family Education Loan Program and are fully collateralized, insured and guaranteed by the DOE.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions of auction rate securities, as the amount of securities submitted for sale in those auctions exceed the amount of bids. Due to the auction failures, the auction rate securities do not have a readily determinable market or value. In addition, five of the securities have been downgraded. To estimate the fair value of the auction rate securities since that time, the Company used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations described above. Although all of the Company’s auction rate securities were historically classified as short-term investments due to its ability to liquidate them, beginning in February 2008, the Company re-classified them to long-term, consistent with the stated 20 to 30 year contractual maturities of the securities.

In the quarter ended January 31, 2009, the Company entered into a settlement agreement with UBS, the broker for one of our auction rate securities purchases, where UBS has the right to call and sell an auction rate security that the Company purchased from them for $5 million at a future date. As a result of the Company’s participation in this settlement, it received a put option, which it elected to measure at fair value and include in long term investments. The value of the settlement was equal to the amount of impairment at the settlement date. The Company also elected to transfer this auction rate security and the settlement option to trading securities from available-for-sale as its intent is to exercise the put option at a future date. During fiscal 2010, the Company reclassified this security and settlement option to short-term, as it has the right and plans to exercise the put option within one year.

As of January 30, 2010, the estimated fair values of the auction rate securities were $2.3 million less than their par value. Based on the Company’s assessment of its cash flow projections, a balance of approximately $1.8 billion in cash, cash equivalents and short-term investments other than auction rate securities and the fact that Company continues to generate positive cash flow on a quarterly basis, the Company does not anticipate having to sell these securities below par value in order to operate its business. The Company does not have the intent to sell these auction rate securities until recovery and it is more likely than not that it will not be required to sell the auction rate securities prior to recovery. Thus the Company considers the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity as of January 30, 2010. To the extent the Company determines that any impairment is other-than-temporary, the impairment would be recorded to earnings.

The contractual maturities of available-for-sale and trading debt securities at January 30, 2010, and January 31, 2009 are presented in the following table (in thousands):

	January 30, 2010		January 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$357,179	$357,348	$—	$—
Due between one and five years	333,023	333,941	5,000	5,000
Due over five years	36,600	34,281	36,850	35,541

	$726,802	$725,570	$41,850	$40,541

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	January 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. Federal and State debt securities	94,220	(30)	—	—	94,220	(30)
Corporate debt securities	28,428	(75)	—	—	28,428	(75)
Auction rate securities and settlement option	$5,000	$—	$34,281	$(2,319)	$39,281	$(2,319)

Total securities	$127,648	$(105)	$34,281	$(2,319)	$161,929	$(2,424)

	January 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
Auction rate securities and settlement option	$—	$—	$40,541	$(1,309)	$40,541	$(1,309)

Total securities	$—	$—	$40,541	$(1,309)	$40,541	$(1,309)

Note 4 — Supplemental Financial Information (in thousands):

Cash and cash equivalents

	January 30, 2010	January 31, 2009
Cash	$333,875	$72,348
Cash equivalents:
Commercial paper	4,000	381,674
Time deposits	142,794	105,491
Money market mutual fund	542,574	367,896
Federal agency notes	82,185	—

Total cash and cash equivalents	$1,105,428	$927,409

Inventories

	January 30, 2010	January 31, 2009
Work-in-process	$128,371	$188,830
Finished goods	113,170	121,824

Inventories	$241,541	$310,654

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net

	January 30, 2010	January 31, 2009

Machinery and equipment	$371,281	343,772
Computer software	66,643	75,986
Furniture and fixtures	23,335	23,490
Leasehold improvements	33,224	38,872
Buildings	146,294	146,294
Building improvements	45,631	45,329
Land	71,198	71,198
Construction in progress	5,174	2,483

	762,780	747,424
Less: Accumulated depreciation and amortization	(420,283)	(356,571)

Property and equipment, net	$342,497	$390,853

The Company recorded depreciation expense of $87.3 million, $95.5 million, and $93.7 million for fiscal 2010, 2009, and 2008, respectively. Property and equipment included $7.0 million, $7.0 million and $9.1 million of assets acquired under capital lease at January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Accumulated depreciation related to these assets was $5.0 million, $3.6 million and $3.2 million at January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Other noncurrent assets

	January 30, 2010	January 31, 2009
Long-term prepayments for foundry capacity	$8,504	$8,800
Equity investments in privately held companies	6,314	7,058
Severance fund	57,261	43,121
Technology licenses	33,486	24,108
Deferred tax assets, non-current	34,638	41,575
Other	11,651	13,665

Other noncurrent assets	$151,854	$138,327

Accrued liabilities

	January 30, 2010	January 31, 2009
Accrued royalties	$12,651	$5,660
Accrued rebates	13,404	28,925
Accrued legal and professional services	13,585	25,719
Accrued customer advances(1)	8,167	—
Accrued sales/GST tax	6,082	3,494
Accrued tapeouts	5,957	5,097
Other	22,221	14,218

Accrued liabilities	$82,067	$83,113

(1)	Accrued customer advances were included in the deferred income line of the Consolidated Balance Sheet as of January 31, 2009.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other long-term liabilities

	January 30, 2010	January 31, 2009
Accrued severance	$53,549	$46,716
Long-term facilities consolidation charge	3,305	2,246
Accrued technology license	4,500	—
Other	7,246	693

	$68,600	$49,655

Net income (loss) per share

The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Numerator:
Net income (loss)	$353,456	$147,242	$(114,427)
Denominator:
Weighted average shares of common shares outstanding:
Weighted average shares — basic	623,934	608,747	590,308
Effect of dilutive securities:
Warrants	—	315	—
Common share options and other	29,807	21,266	—
Weighted average shares — diluted	653,471	630,328	590,308
Net income (loss) per share
Basic	$0.57	$0.24	$(0.19)
Diluted	$0.54	$0.23	$(0.19)

Options to purchase 14.3 million common shares at a weighted average exercise price of $13.28 have been excluded from the computation of diluted net income per share for fiscal 2010 because their exercise price was greater than the share price of the Company on January 29, 2010, the last trading day of fiscal 2010.

Options to purchase 64.5 million common shares at a weighted average exercise price of $19.49 have been excluded from the computation of diluted net income per share for fiscal 2009 because their exercise price was greater than the share price of the Company on January 30, 2009, the last trading day of fiscal 2009.

The effects of warrants, common share options, restricted stock and other securities totaling 38.7 million shares were excluded from diluted net loss per share for fiscal 2008 as they would be anti-dilutive in net loss periods.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income (loss) (in thousands)

The changes in the components of other comprehensive income were as follows (in thousands):

	Year Ended
	January 30, 2010	January 31, 2009
Net income	$353,456	$147,242
Other comprehensive income:
Change in unrealized gain (loss) on marketable securities	77	(1,333)
Change in unrealized gain on cash flow hedges	341	—
Change in other	(585)	—

Total comprehensive income	$353,289	$145,909

The components of accumulated other comprehensive loss were as follows (in thousands):

	Year Ended
	January 30, 2010	January 31, 2009
Unrealized loss on marketable securities	$(1,232)	$(1,309)
Unrealized gain on cash flow hedges	341	—
Other	6	591

Accumulated other comprehensive loss	$(885)	$(718)

Note 5 — Derivative Financial Instruments:

The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short term impact of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the impact of rate fluctuations on certain local currency denominated operating expenses. All derivatives are recorded at fair value in either prepaid and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments.

As of January 30, 2010, the notional amounts of outstanding forward contracts were as follows (in thousands):

	January 30, 2010		January 31, 2009
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Israeli shekel	$29,512	$(1,163)	$—	—

Total	$29,512	$(1,163)	$—	—

Cash flow hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges for certain operating expenses denominated in Israeli Shekels. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. The effective change is recorded in other comprehensive income or loss (“OCI”) and is subsequently reclassified to operating expense when the hedged expense is recognized. Ineffectiveness is recorded in interest and other income, net. There was no ineffectiveness in any of the periods presented.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other foreign currency forward contracts. The Company enters into foreign currency forward exchange contracts to hedge certain payments denominated in Israeli Shekels that it does not designate and document as cash flow or other hedges for accounting purposes. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the re-measurement of these contracts to fair value each period are recorded in interest and other income (expense), net.

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows (in thousands):

	January 30, 2010	January 31, 2009
Prepaids and other current assets:	$—	$—
Derivative assets designated as hedging instruments:	—	—
Cash flow hedges	836	—
Derivative assets not designated as hedging instruments:	—	—
Other forward contracts	(6)	—

Total derivative assets	$830	$—

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges and (b) other foreign currency hedges on OCI and the consolidated statements of operations for the years ended January 30, 2010 and January 31, 2009, respectively.

(a) Cash flow hedges (in thousands):

	January 30, 2010	January 31, 2009
Accumulated OCI, beginning of period	$—	$—
Gains recorded in OCI (effective portion)	3,636	—
Gains reclassified from OCI to operating expense (effective portion)	(3,295)	—

Accumulated gain in OCI, end of period	$341	$—

The Company anticipates reclassifying the accumulated gain recorded as of January 30, 2010 from OCI to operating expense within 12 months.

(b) Other foreign currency forward contracts (in thousands):

	January 30, 2010	January 31, 2009
Gains recognized in other expenses, net	$693	$—

Note 6 — Fair Value Measurements:

Effective February 3, 2008, the Company adopted the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance, except as it applies to the non-financial assets and non-financial liabilities subject to additional authoritative guidance, which the Company adopted during the quarter ended May 2, 2009. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and government securities are primarily classified within Level 1, its corporate securities in Level 2 and its auction rate securities in Level 3. Cash equivalents and government securities are valued primarily using quoted market prices utilizing market observable inputs. Corporate securities are considered Level 2 because markets are sometimes not as active or prices as current as with Level 1 securities. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market, including estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. The total amount of assets measured using Level 3 valuation methodologies represented 0.8% of total assets as of January 30, 2010.

The table below sets forth, by level, the Company’s financial assets that were accounted for at fair value as of January 30, 2010. The table does not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Portion of Carrying Value Measured at Fair Value at January 30, 2010	Level 1	Level 2	Level 3
Items measured at fair value on a recurring basis:
Cash equivalents:
Money market funds, Federal agency notes and commercial paper	$542,574	$542,574	$—	$—
Short-term investments:	691,289	457,820	228,469	5,000
Prepaids and other current assets:
Derivative assets	830	—	830	—
Long-term investments:
Auction rate securities	34,281	—	—	34,281
Severance pay fund	57,261	9,156	48,105	—

Total	$1,326,235	$1,009,550	$277,404	$39,281

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Portion of Carrying Value Measured at Fair Value at January 31, 2009	Level 1	Level 2	Level 3
Items measured at fair value on a recurring basis:
Cash equivalents:
Commercial paper	$381,674	$381,674	$—	$—
Long-term investments:
Auction rate securities	40,541	—	—	40,541
Severance pay fund	43,121	8,512	34,609	—

Total	$465,336	$390,186	$34,609	$40,541

The following table summarizes the change in fair values for Level 3 items for the year ended January 30, 2010:

Level 3
Changes in fair value during the period ended January 30, 2010 (pre-tax):
Beginning Balance at February 1, 2009	$40,541
Purchases	—
Sales	(250)
Unrealized loss included in other comprehensive income (loss)	(1,010)

Ending Balance at January 30, 2010	$39,281

Level 3
Changes in fair value during the period ended January 31, 2009 (pre-tax):
Beginning Balance at February 3, 2008	$45,628
Purchases	10,000
Sales	(13,778)
Unrealized loss included in other comprehensive income (loss)	(1,309)

Ending Balance at January 31, 2009	$40,541

Note 7 — Goodwill and Acquired Intangible Assets:

The Company performed an annual assessment of goodwill impairment at the beginning of its fourth quarter of fiscal 2010 and 2009. As a result of its analysis, the Company concluded that no impairment is necessary.

The carrying amounts of intangible assets are as follows (in thousands):

		January 30, 2010			January 31, 2009
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	1 - 7 years	$714,640	$(665,010)	$49,630	$714,640	$(615,206)	$99,434
Core technology	1 - 8 years	212,650	(129,478)	83,172	212,650	(101,990)	110,660
Trade name	1 - 5 years	350	(259)	91	350	(219)	131
Customer contracts	4 - 7 years	183,300	(137,163)	46,137	183,300	(107,294)	76,006
Non-compete agreements	3 years	700	(629)	71	700	(397)	303

Total intangible assets, net		$1,111,640	$(932,539)	$179,101	$1,111,640	$(825,106)	$286,534

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Company’s business strategy meetings in the fourth quarter of fiscal 2010, the Company determined that a certain acquisition-related intangible associated with the acquisition of the communications and applications processor business from Intel (the “ICAP Business”) was impaired due to the declining revenue of the product as a result of the customer transitioning to a newer product. The Company measured the amount of the impairment by calculating the amount by which the carrying value of the asset exceeded its estimated fair value, which was based on projected discounted future net cash flows. The Company determined the fair value of the acquisition-related intangible asset based on the most current financial forecast available. The discount rate used to discount net cash flows to their present values was 20% which was determined after consideration of the Company’s estimated weighted average cost of capital. The amount of the purchased intangibles written-off in the fourth quarter of fiscal 2010 due to impairment was $1.0 million. In fiscal 2009, the Company wrote-off $15.6 million of purchased intangibles associated with the acquisition of the semiconductor business of UTStarcom, Inc. and ICAP Business. Purchased technology is amortized on a straight-line basis over their estimated useful lives of one to seven years. Core technology is amortized on a straight-line basis over its estimated useful lives of one to eight years. Trade name is amortized on a straight-line basis over its estimated useful life of one to five years. Customer contracts and related relationships are amortized on a straight-line basis over their estimated useful lives of four to seven years. Non-competition is amortized on a straight-line basis over three years. Accumulated amortization and write-off of purchased intangibles increased by $107.4 million in fiscal 2010.

Based on the identified intangible assets recorded at January 30, 2010, the future amortization expense of identified intangible assets for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
2011	$78,162
2012	42,149
2013	35,415
2014	22,291
2015	1,084
Thereafter	—

$179,101

Note 8 — Restructuring:

During fiscal 2010, the Company continued to implement certain cost reduction measures that included reductions in workforce that were announced in the quarter ended May 2, 2009. Approximately 300 employees were impacted by the reductions in workforce on a worldwide basis. In addition, the Company also impaired some facilities due to vacating certain locations as part of the Company’s reassessment of its real estate requirements. As a result, the Company recorded restructuring charges of $21.7 million consisting of $8.6 million for severance and related employee benefits to terminated employees, $9.1 million for equipment and other related charges and $3.9 million of facilities impairment charges. During the fourth quarter of fiscal 2009, the Company implemented certain cost reduction measures that included reductions in workforce in all functions of the organization worldwide, impacting approximately 200 employees, in order to reduce the Company’s cost structure. As a result, a restructuring charge of $9.7 million was recorded that consisted of $6.6 million of severance and related employee benefits to the terminated employees, approximately $2.7 million of charges related to the impairment of abandoned facilities and $0.4 million of other equipment charges. During the fourth quarter of fiscal 2008, the Company implemented cost-cutting measures that included reductions in workforce in all functions of the organization worldwide in order to reduce the Company’s cost structure. A restructuring charge of $7.9 million was recorded all of which related to severance and benefits to 438 terminated employees.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth an analysis of the components of the restructuring charges and the payments made for the years ended (in thousands):

	January 30, 2010	January 31, 2009	February 2, 2008
Restructuring liabilities, beginning of period	$7,685	$2,731	$2,920
Severance and related charges:
Equipment and other related charges	9,132	402	—
Facilities and related charges	3,891	2,711	—
Workforce reduction	8,640	6,576	7,856
Write-off of property and equipment	(4,882)	(120)	0
Net cash payments	(19,069)	(4,615)	(8,045)

Restructuring liabilities, end of period	$5,397	$7,685	$2,731

The following table presents details of restructuring charges by functional line item (in thousands):

	January 30, 2010	January 31, 2009	February 2, 2008
Research and development	$15,046	$5,282	$5,206
Selling and marketing	1,838	730	1,512
General and administrative	4,779	3,677	1,138

	$21,663	$9,689	$7,856

The facility lease charges will be paid out through fiscal 2019.

Note 9 — Term Loans:

In November 2006, the Company borrowed $400.0 million from a group of lenders in the form of term loans to partially finance the acquisition of the ICAP Business. Debt issuance costs of approximately $5.7 million were being amortized to interest expense over the term of the loan through November 9, 2009. During the fourth quarter of fiscal 2009, the Company made a full repayment on the term loans and concurrently wrote-off $2.0 million of remaining unamortized debt issuance costs to interest expense.

Note 10 — Shareholders’ Equity:

Common and Preferred Stock

As of January 30, 2010, the Company is authorized to issue 992,000,000 shares of $0.002 par value common shares and 8,000,000 shares of $0.002 par value preferred shares. The Company has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption and liquidation preferences. As of January 30, 2010, and January 31, 2009, no shares of preferred stock were outstanding.

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 383.4 million common shares reserved for issuance thereunder as of January 30, 2010. Options

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

In addition, the Company can also grant stock awards, which may be subject to vesting. Further, the Company can grant restricted stock unit awards. Restricted stock unit awards are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

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

2007 Directors’ Stock Incentive Plan

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan had 750,000 common shares reserved for issuance thereunder as of January 30, 2010. Under the 2007 Directors’ Plan, an outside director is granted an option to purchase 50,000 common shares upon appointment to the Company’s Board of Directors. These options vest one-third on the one year anniversary of the date of grant and one-third of the shares on each anniversary thereafter. An outside director who has served on the Company’s Board of Directors for the prior six months is also granted an option to purchase 12,000 common shares on the date of each annual meeting of the Company’s shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant.

Under the Option Plan and the 2007 Directors’ Plan, the Company may also grant restricted stock awards, which may be subject to vesting, and restricted stock unit awards, which are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

2000 Employee Stock Purchase Plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), and on October 22, 2009, the Purchase Plan was amended and restated (the “Restated Purchase Plan”). The Restated Purchase Plan had 34.1 million common shares reserved for issuance thereunder as of January 30, 2010. Pursuant to the terms of the Restated Purchase Plan, the “look-back” period for the stock purchase price was changed from 24 months to six months. This change was effective for new participants who enroll in the Restated Purchase

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan in December 2009 and is applicable for each successive offering period thereafter. Offering and purchase periods will continue to begin on December 8 and June 8 of each year. New participants will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the Company’s common shares at the beginning or the end of each six-month period. The existing two-year offering periods will be phased out and any currently enrolled participant in a current 24-month offering period will continue in the current offering period until the earlier of the end of the offering period or in the event the current offering period is reset. A reset occurs if the fair market value of Marvell common shares on any purchase date is less than it was on the first day of the offering period. Currently enrolled participants were granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

The Purchase Plan included a limitation on the number of shares that may be purchased in the event that the market price of the Company’s common shares decreases by more than 25% from one purchase date to the next. In the event the share limitation is triggered, the number of shares an employee may purchase on the subsequent purchase date may not exceed 75% of the number the employee could have purchased at 85% of the market price on the earlier purchase date. This share limitation was triggered in connection with the June 2008 purchase period, which ended in December 2008. Pursuant to the terms of the Restated Purchase Plan this share limitation is no longer effective.

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

During fiscal 2010, a total of 7.3 million shares were issued under the Restated Purchase Plan at a weighted-average price of $4.95. During fiscal 2009, a total of 3.9 million shares were issued under the Purchase Plan at a weighted-average price of $8.45. During fiscal 2008, a total of 1.3 million shares were issued under the Purchase Plan at a weighted-average price of $13.30. At January 30, 2010, 34.1 million shares were available for future issuance under the Purchase Plan.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined Option Plan and Stock Award Activity

The following table summarizes the activity under the Option Plan, the 1997 Directors’ Plan, the 2007 Directors’ Plan and other stock based arrangements (in thousands, except for prices):

	Options Outstanding	Weighted Average Exercise Price of Options
Balance at January 27, 2007	118,627	$13.72
Granted	12,577	$16.21
Canceled/Forfeited	(13,841)	$17.39
Expired	(51)	$0.12
Exercised or issued	(8,154)	$6.83

Balance at February 2, 2008	109,158	$14.64
Granted	25,067	$9.35
Canceled/Forfeited	(39,598)	$21.58
Expired	—	—
Exercised or issued	(9,573)	$6.04

Balance at January 31, 2009	85,054	$10.81
Granted	1,819	$13.85
Canceled/Forfeited	(3,726)	$15.45
Expired	—	—
Exercised or issued	(12,181)	$7.12

Balance at January 30, 2010	70,966	$11.28

Vested and expected to vest at January 30, 2010	68,472	$11.32
Exercisable at January 30, 2010	45,381	$10.61

Included in the preceding table are options for 2.1 million common shares granted to the Company’s officers at exercise prices ranging between $6.84 and $24.80 that will become exercisable only upon the achievement of specified annual earnings per share targets or achievement of certain operating performance criteria through fiscal 2014.

The Company has granted performance based options to executives contingent upon achieving pro forma earnings per share (“EPS”) targets. Pro forma EPS will be calculated by adjusting diluted net income per share under generally accepted accounting principles (“GAAP EPS”) for the impact of (i) non-cash stock-based compensation charges by adding to GAAP EPS non-cash stock-based compensation expense, and (ii) non-cash charges associated with purchase accounting, including purchase accounting adjustments for inventory and other write-off related expenses by adding to GAAP EPS amortization and write-off of acquired intangible assets and acquired in-process research and development. Share options were granted at the fair market value on the date of grant and fully vest upon achievement of these earnings per share targets within a four-year period. The contractual lives of the options are 10 years from the date of grant. The fair value of the each performance option grant that is expected to vest under these conditions was estimated on the date of grant using the same option valuation model for options granted under the Company’s Option Plan. If such goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

In the third quarter of fiscal 2009, the Company estimated that specified annual earnings per share targets for common shares granted to certain officers may not be achieved by fiscal 2010 and fiscal 2011. As a result, the Company reversed $6.7 million of stock-based compensation recorded from inception through November 1, 2008

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for these common shares granted to certain officers. The underlying stock options continue to be treated as outstanding until the performance period lapses. In the third quarter of fiscal 2010, the Company estimated that some of the specified annual earnings per share targets for common shares granted to certain officers may be achieved by fiscal 2011. As a result, the Company recorded an additional $1.6 million of stock-based compensation recorded from inception.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at January 30, 2010 was $472.7 million and 5.5 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at January 30, 2010 was $339.0 million and 4.2 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of January 30, 2010.

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for prices):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 27, 2007	2,708	$20.10
Granted	3,611	$12.10
Vested	(3,745)	$14.33
Canceled/Forfeited	(463)	$19.05

Balance at February 2, 2008	2,111	$16.89
Granted	5,859	$8.71
Vested	(1,135)	$15.97
Canceled/Forfeited	(336)	$13.59

Balance at January 31, 2009	6,499	$9.58
Granted	78	$13.49
Vested	(3,376)	$10.20
Canceled/Forfeited	(455)	$6.50

Balance at January 30, 2010	2,746	$8.99

The aggregate intrinsic value and weighted average remaining contractual term of restricted stock vested and expected to vest as of January 30, 2010 was $43.3 million and 1.1 years, respectively. The number of restricted stock that are vested and expected to vest are 2.5 million shares.

As of January 30, 2010, compensation costs related to non-vested awards not yet recognized amounted to $161.0 million. The unamortized compensation expense for stock options and restricted stock will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.3 years and 1.6 years, respectively. Historically, the Company issued new shares to satisfy option exercises.

The total intrinsic value of stock options exercised during fiscal 2010, 2009, and 2008 was $124.5 million, $65.7 million and $71.1 million, respectively. 3.4 million shares, 1.1 million shares and 3.7 million shares of restricted stock were vested during fiscal 2010, 2009 and 2008, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had the following shares of common stock reserved for future issuance upon the exercise or issuance of equity instruments as of January 30, 2010:

Number of shares
(in thousands)
Stock options outstanding	70,966
Authorized for future grants under stock incentive plans	132,151
Authorized for future issuance under stock purchase plan	34,069
Restricted stock units outstanding	2,746

239,932

Stock-Based Compensation

Total stock compensation expense for fiscal 2010, 2009, and 2008 are represented by expense categories in the table below (in thousands):

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Cost of goods sold	$10,690	$11,644	$15,530
Research and development	89,766	126,895	152,249
Selling and marketing	15,298	25,081	39,022
General and administrative	10,845	13,512	24,179

	$126,599	$177,132	$230,980

Stock-based compensation of $1.6 million, $3.6 million and $0.8 million was capitalized in inventory as of January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

The following weighted average assumptions were used to calculate the Black-Scholes values for each type of stock instrument:

	Stock Option Plans			ESPP
	Year Ended			Year Ended
	January 30,	January 31,	February 2,	January 30,	January 31,	February 2,
	2010	2009	2008	2010	2009	2008
Estimated fair value	$6.32	$4.01	$7.21	$4.34	$5.39	$6.06
Volatility	53%	44%	45%	51%	45%	45%
Expected term (in years)	4.6	5.2	4.9	1.1	1.3	1.3
Risk-free interest rate	2.14%	3.1%	4.4%	0.6%	1.8%	4.7%
Dividend yield	—	—	—	—	—	—

Under applicable securities laws, the Company suspended all stock option exercise transactions under the Option Plan effective on the close of business on September 7, 2006. On September 8, 2006, management communicated the trading suspension, which lasted until July 13, 2007 when the Company filed all its delinquent SEC reports, to all option holders. As a result, the exercisability of all outstanding options, including vested awards held by certain separated employees, was modified. The Company recorded incremental compensation costs of $8.7 million representing the excess of the fair value of the modified award over the fair value of the original award immediately before filing of the Company’s delinquent SEC reports, on affected awards in the second quarter of fiscal 2008.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the remediation steps from the recommendations of the Board of Directors’ Special Committee Regarding Deriviative Litigation upon completion of the review of the Company’s past stock option practices during the second quarter of fiscal 2008, the Company’s Chief Executive Officer, Dr. Sehat Sutardja agreed to reduce the number of shares received in his December 26, 2003 option grant by 2,000,000 shares, which is the amount of underlying shares mistakenly awarded by the Executive Compensation Committee in excess of that authorized under the applicable stock option plan. Dr. Sutardja continued employment with the Company as Chief Executive Officer. Additionally, the outstanding options of the Company’s former Chief Operating Officer, Weili Dai, that were unvested as of May 6, 2007 have been cancelled and the exercisability of already vested options have been limited, notwithstanding her continued employment. The cancellations of grants were not accompanied by concurrent replacement grants or other valuable consideration. As a result, the cancellations were considered a repurchase with no consideration and the Company recorded stock compensation expense of $8.4 million in the second quarter of fiscal 2008 for the remaining unrecognized compensation cost as of the date of the cancellation of the awards.

In December 2008, the Company filed a tender offer option exchange program under which outstanding employee stock options (other than options held by executive officers) with exercise prices of $12.00 or greater per share could be exchanged for a specified number of restricted stock units based on a predetermined exchange ratio granted with a new vesting period. If the number of restricted stock units to be granted was less than 150 shares, then employees received cash instead of restricted stock units. On January 23, 2009, the Company accepted for cancellation options to purchase 31.1 million common shares and in exchange granted to eligible employees restricted stock units to purchase 3.4 million shares of the Company’s common shares. As a result of the exchange, the Company recorded stock-based compensation expense of $5.1 million in fiscal 2009 under the provisions of stock-based compensation authoritative literature, primarily related to employees who received cash in lieu of replacement restricted stock units.

In November 2007, the Company filed a tender offer to correct the misdated stock options. The tender offer permitted the Company to give employees the opportunity to correct the §409A United States tax issues with the stock options and therefore exercise stock options without incurring a penalty tax. The tender offer amended certain outstanding options and provided restricted stock unit grants and/or cash payments as set forth under the Offer to Amend the Exercise Price of Certain Options to employees with misdated options. In the fourth quarter of fiscal 2008, the tender offer was completed and stock compensation expense of $5.2 million was recorded in connection with the granting of restricted stock to compensate employees for the increase in the exercise price in correcting the misdated options.

As a result of the Company’s acquisitions, the Company assumed stock options previously granted by the acquired companies. As of January 30, 2010, a total of 747,446 common shares were reserved for issuance upon exercise of outstanding options assumed from the acquisitions. The related options are included in the preceding tables. The options vest over four to five years and have eight to ten year terms.

Note 11 — Income Taxes:

The U.S. and non-U.S. components of income before income taxes are (in thousands):

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
U.S. operations	$12,714	$13,783	$21,998
Non-U.S. operations	330,396	157,050	(139,986)

	$343,110	$170,833	$(117,988)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following (in thousands):

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Current income tax expense (benefit):
Federal	$(35,778)	$4,231	$9,832
State	576	1,606	321
Foreign	11,500	35,222	69

Total current income tax expense	(23,702)	41,059	10,222

Deferred income tax expense (benefit):
Federal	(254)	3,793	(2,135)
State	(556)	(523)	(758)
Foreign	14,166	(20,738)	(10,890)

Total deferred income tax expense (benefit)	13,356	(17,468)	(13,783)

Total provision (benefit) for income taxes	$(10,346)	$23,591	$(3,561)

Deferred tax assets (liabilities) consist of the following (in thousands):

	January 30, 2010	January 31, 2009
Deferred tax assets:
Federal and California research and other tax credits	$195,156	$131,558
Reserves and accruals	26,895	30,434
Stock compensation	2,905	4,195
Net operating losses	19,738	24,984

Gross deferred tax assets	244,694	191,171
Valuation allowance	(197,710)	(134,576)

Total deferred tax assets	46,984	56,595
Total deferred tax liabilities	(4,381)	(637)

Net deferred tax assets	$42,603	$55,958

The non-current portion of the deferred tax assets as of January 30, 2010, and January 31, 2009 is $34.6 million and $41.6 million, respectively, and are included with the Other Noncurrent Assets.

As of January 30, 2010, the Company had net operating loss carryforwards available to offset future taxable income of approximately $96.0 million, $3.0 million and $4.1 million for foreign, U.S. federal and state of California purposes, respectively. The federal carryforwards will expire in various fiscal years between 2011 and 2023, and the California carryforwards will expire at various fiscal years between 2013 and 2020, if not utilized before these years. The foreign losses can be carried forward indefinitely. The Company had, for U.S. federal income tax return purposes, research tax credit carryforwards of approximately $130.4 million that expire through fiscal 2030. As of January 30, 2010, the Company had unused California research and tax credit carryforwards of approximately $126.8 million which will carryforward indefinitely. Included in the U.S. federal and California carryforward amounts are $36.3 million and $35.9 million, respectively, that are attributable to excess tax benefits from stock options. Upon realization, the benefit associated with these credits will increase additional paid-in capital. The Company also has unused research tax credits and investment tax credit carryforwards of approximately $10.2 million in other states that expire through fiscal 2025.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2010, the Company generated research credits for federal and other states far in excess of its current year tax liabilities. Based on the available objective positive and negative evidence, the Company has determined that it is more likely than not the federal and California research credits and certain acquired net operating losses will not be realized and therefore the Company has provided a full valuation allowance against these benefits. Because it is not clear whether any of the research credit carryforward of $257.2 million will ever be used, the Company estimates that the entire amount will go unused. Therefore, the Company increased the valuation allowance by $63.1 million from fiscal 2009 all of which is related to research credits. During fiscal 2010, deferred tax assets, net of a corresponding valuation allowance decreased $13.3 million from the end of fiscal 2009, of which $5.4 million relates to a net decrease in foreign net operating losses and the remaining balance of $7.9 million relates to changes other deferred tax assets.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Provision at U.S. notional statutory rate	35.0%	35.0%	(35.0)%
Non-deductible stock-based compensation	13.3	36.9	69.5
Non-deductible officers’ compensation	0.5	0.0	1.0
Difference in U.S. and non-U.S. tax rates	(41.2)	(59.8)	(34.8)
State taxes, net of federal benefit	(0.1)	0.6	(0.1)
Generation of general business credits	(20.3)	(15.4)	(22.3)
Valuation allowance, net of credit utilization	18.4	13.9	18.1
Reserve	(9.2)	—	—
Other	0.6	2.6	0.6

Effective tax rate	(3.0)%	13.8%	(3.0)%

Uncertain Tax Positions

Effective January 28, 2007, the Company adopted the provisions of ASC 740-10-05, “Income Taxes” (“ASC 740-10-05”). ASC 740-10-05 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of ASC 740-10-05, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within the Company’s provision for income taxes did not change.

The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Unrecognized tax benefits as the beginning of the period	$115,295	$109,819	$100,807
Increases related to prior year tax positions	—	3,733	—
Decreases related to prior year tax positions	(3,226)	—	—
Increases related to current year tax positions	9,970	16,997	12,948
Settlements	(2,191)	—	—
Lapse in the statute of limitations	(22,682)	(1,407)	(13,680)
Foreign exchange (gain) loss	6,168	(13,847)	9,744

Gross amounts of unrecognized tax benefits as of the end of the period	$103,333	$115,295	$109,819

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the balances as of January 30, 2010 is $92.0 million of unrecognized tax benefit that would affect the effective income tax rate if recognized.

The amount of interest and penalties accrued as of January 30, 2010 was approximately $22.2 million and $7.7 million, as of January 31, 2009, approximately $22.6 million and $10.8 million and as of February 2, 2008, approximately $14.7 million and $9.2 million.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The Company recognizes liabilities for uncertain tax positions based on the provisions of ASC 740-10-05. The material jurisdictions that are subject to potential examination by tax authorities for tax years after fiscal 2002 throughout the world, include such major jurisdictions as China, Israel, Japan, Singapore, Switzerland, and the United States.

During fiscal 2011, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. At this time, the Company expects a decrease of $14.7 million of unrecognized tax benefits during fiscal 2011 due to the expiration of the statute of limitations over the next 12 months.

As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company’s business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulation and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate. During fiscal 2011, the Company will continue to accrue for unrecognized tax benefits and will reduce reserves due to the lapse of statute of limitations or settlement of audits.

The Economic Development Board of Singapore granted Pioneer Status to the Company’s wholly-owned subsidiary in Singapore in July 1999. Initially this tax exemption was to expire after ten years, but the Economic Development Board in June 2006 agreed to extend the term to 15 years through 2014. Fiscal 2010 and 2009 tax savings associated with this tax holiday are approximately $5.8 million and $7.9 million, respectively, which if paid would impact the Company’s earnings per share result by less than $0.01 and $0.01 per share, respectively. In light of the current economic downturn, the Company has agreed with the Economic Development Board of Singapore to amend part of the Pioneer Status conditions for the future years. The Company will receive the official certificates which will preserve the 15 year tax exemption status and the final amendments from the Economic Development Board of Singapore within fiscal 2011.

Under the Israeli law of “approved or benefited enterprise,” two branches, Marvell Israel (“MISL”) and Marvell DSPC, are entitled to a beneficial tax program that includes reduced tax rates and exemption of certain income. The first program was approved for MISL in 1995 and the most recent was approved in 2006. Marvell DSPC has five approved programs with the first approved in 1990 and the most recent in 2007.

The benefit period is generally ten to fifteen years and begins in the first year in which our Israeli branches earn taxable income from the approved or benefited enterprises provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10%

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or tax exemptions for fiscal years 2008 through 2020. For fiscal 2010 and fiscal 2009, the benefit associated with these approved enterprise programs was $18.0 million, which provided earnings per share benefit of less than $0.03, and $4.5 million, which provided earnings per share benefit of $0.01, respectively.

During fiscal 2007, the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration each granted Marvell Switzerland Sarl a total of a ten year tax holiday commencing with its fiscal year beginning January 29, 2006. The fiscal 2010 and 2009 tax savings associated with this tax holiday is approximately $3.7 million and $5.1 million, respectively, which provided an earnings per share benefit of less than $0.01 and $0.01, respectively.

Note 12 — Benefit Plans:

The Company sponsors a 401(k) savings and investment plan which allows all employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 20% of eligible earnings subject to a required annual limit. The Company may make discretionary contributions to the 401(k) plan upon approval by the Board of Directors. In fiscal 2005, the Board of Directors approved a resolution to allow the Company to provide an employer match to the 401(k) plan. The employer match will be made on a semi-annual basis and the maximum contribution will be $500 per eligible employee at each semi-annual period ending on July 31 and January 31. The participant must be employed by the Company on the last day of the semi-annual period to qualify for the match. Each semi-annual period will be treated separately, in which a participant must contribute at least $500 per semi-annual period to be eligible to receive a matching contribution. The Company made matching contributions to employees of $2.1 million, $2.1 million and $2.1 million during fiscal 2010, 2009, and 2008, respectively. As of January 30, 2010, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common shares through the 401(k) plan.

Under Israeli law, the Company is required to make severance payments to its retired or former Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees, which is calculated based on the salary of each employee multiplied by the years of such employee’s employment, is reflected in the Company’s balance sheet in other long-term liabilities on an accrual basis. In addition, the Company has assets comprised of insurance policies in the name of employees and other investments maintained in a central fund to generally fund the severance liability. The surrender value of the insurance policies is recorded in other noncurrent assets. The severance fund had gains of $8.0 million and $0.9 million in fiscal 2010 and 2008, respectively. The severance fund had losses of $2.2 million in fiscal 2009. The severance pay expenses for fiscal 2010, 2009, and 2008 were $7.4 million, $10.6 million and $10.1 million, respectively. The severance pay detail is as follows (in thousands):

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Accrued severance	$52,905	$46,188	$49,346
Less: Severance assets	57,261	43,121	50,235

Unfunded (funded) portion, net accrued severance pay	$(4,356)	$3,067	$(889)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Commitments and Contingencies:

Warranty Obligations

The Company’s products typically carry a standard 90 day warranty with certain exceptions in which the warranty period can range from one to five years based on contractual agreements. The following table presents changes in the warranty accrual included in accrued liabilities in the Company’s consolidated balance sheet during fiscal 2010, 2009 and 2008, respectively (in thousands):

	Years Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Beginning balance	$2,093	$2,532	$2,567
Warranties issued	3,108	876	1,493
Settlements	(3,236)	(1,315)	(1,528)

Ending balance	$1,965	$2,093	$2,532

Lease Commitments

The Company leases some of its facilities under non-cancelable operating leases and leases certain property and equipment under capital leases. Future minimum lease payments, net of estimated sublease income under the operating and capital leases as of January 30, 2010, are presented in the following table (in thousands):

Fiscal Year:	Operating Leases	Estimated Sublease Income	Net Operating Leases	Capital Leases
2011	35,133	(330)	34,803	2,085
2012	22,941		22,941	521
2013	16,886		16,886
2014	3,002		3,002
2015	1,880		1,880
Thereafter	7,840		7,840

Total future minimum lease payments	$87,682	$(330)	$87,352	$2,606

Less: amount representing interest				(155)

Present value of future minimum lease payments				2,451
Less: current portion of lease obligations				(1,940)

Long-term lease obligations				$511

Rent expense, net of sublease income on the operating leases for fiscal 2010, 2009, and 2008 was approximately $18.5 million, $21.1 million and $18.0 million, respectively.

Included in operating lease commitments are lease payments for computer aided software license agreements and airplane lease commitments.

Purchase Commitments

Under the Company’s manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of January 30, 2010, these foundries had incurred approximately $186.6 million of manufacturing expenses on the Company’s outstanding purchase orders.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms. As of January 30, 2010, all payments (included in prepaid expenses and other current assets and other noncurrent assets) had been made and approximately $160.2 million of the prepayment had been utilized. At January 30, 2010, there were no outstanding commitments under the agreement.

Intellectual Property Indemnification

The Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim as well as the customer’s attorneys’ fees and costs. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification. Although historically the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

As of January 30, 2010, the Company had approximately $26.7 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court issued an order of final approval of the settlement. Certain objectors have appealed the Court’s October 5, 2009 final order to the Second Circuit Court of Appeals. If for any reason the settlement does not become effective, the Company believes it has meritorious defenses to the claims against it and intends to defend the action vigorously.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The case then proceeded in the trial court. On January 13, 2009, the Court granted a motion disqualifying the Company’s counsel and the Company engaged new counsel. The trial date was continued from March 2, 2009 to May 4, 2009. The claims against the three Company officers were dropped. The parties engaged in extensive discovery. Motions for summary judgment and/or summary adjudication filed by the parties were heard on February 3, 2009 and were all denied except for Jasmine’s motions directed to the Company’s declaratory judgment claims, which were granted. On June 3, 2009, the Court granted the Company’s motion to dismiss Jasmine’s Second Amended Complaint in its entirety with prejudice, for lack of standing. On December 29, 2009, the Court of Appeal, Sixth Appellate District reversed that dismissal with directions to proceed in the trial court. On February 10, 2010, the California Supreme Court declined to review that decision. The first status conference in the trial is set for April 22, 2010. A new trial date has not been set.

CSIRO Litigation.    As of January 2007, Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) has been and continues to be involved in several patent litigations in the Eastern District of Texas, in which it has accused a number of wireless LAN system manufacturers, including some of the Company’s customers, of infringing CSIRO’s patent, U.S. Patent No. 5,487,069 (the “069 Patent”). CSIRO’s claims of infringement relate to wireless standards known as IEEE 802.11a, 802.11g and 802.11n. As a result of CSIRO’s claims for patent infringement, a number of the Company’s customers have sought or may in the future seek, indemnification from the Company. In response to these demands for indemnification, the Company has acknowledged certain of the demands and incurred costs in response to them.

On May 4, 2007, Marvell Semiconductor, Inc., (“MSI”), Marvell Asia Pte., Ltd. (“MAPL”), and Marvell International Ltd. (“MIL”) (collectively, the “Company’s Subsidiaries”) filed an action in the United States

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 22, 2008, the Company’s Subsidiaries filed a motion for summary judgment seeking to invalidate the ‘069 Patent on indefiniteness grounds. The motion was denied on August 14, 2008. The claim construction hearing was held on June 26, 2008 and the claim construction order was issued on August 14, 2008. On September 25, 2009, the Company’s Subsidiaries filed a motion to stay pending reexamination of the ‘069 Patent. The motion was denied on December 16, 2009. On December 23, 2009, the Company’s Subsidiaries filed two motions for summary judgment. In one, the Company’s Subsidiaries moved that the Company’s Subsidiaries did not willfully infringe the ‘069 Patent. In the other, the Company’s Subsidiaries moved to establish the U.S. filing date as the priority date of the ‘069 Patent. Also, on December 23, 2009, CSIRO filed two motions for summary judgment. In one of its motions, CSIRO moved that the Company’s customers directly infringe claim 42 of the ‘069 Patent and that the Company’s Subsidiaries cannot show reliance on CSIRO’s letter of assurance that it would license the ‘069 Patent on reasonable and non-discriminatory terms and therefore cannot sustain its third through sixth causes of action. The issues have been fully briefed. The trial for the Marvell CSIRO Litigation is scheduled to commence on May 10, 2010. The Company’s Subsidiaries believe that they do not infringe any valid and enforceable claims of the ‘069 Patent and intend to litigate this action vigorously.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class Action Securities Litigation.    Between October 5, 2006 and November 13, 2006, four putative class actions were filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaints allege that the Company and certain of its current and former officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to the grants of stock options. On February 2, 2007, these four putative class actions were consolidated as a single action entitled In re Marvell Technology Group Ltd. Securities Litigation. On August 16, 2007, plaintiffs filed a consolidated class action complaint. The consolidated complaint seeks, on behalf of persons who purchased the Company’s common shares during the period from February 27, 2003 to October 2, 2006, inclusive, unspecified damages, interest, costs and expenses, including attorneys’ fees and disbursements. The Company filed its answer to the complaint on January 12, 2009. On June 9, 2009, the parties entered into a stipulation of settlement to resolve the lawsuit. The settlement provides for a payment by the Company to the class of $72 million. On July 31, 2009, the Court granted preliminary approval of the proposed settlement. On November 6, 2009, the Court held a hearing to consider whether to grant final approval of the settlement. The hearing for the final Court approval was held on November 6, 2009, and the Court granted final approval of the settlement by written order on November 13, 2009. The Company accrued $72 million in the first quarter of fiscal 2010 and paid the amount into escrow in August 2009.

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

On September 10, 2008, the Court granted the defendant’s motion to consolidate both actions but denied as premature having the defendant suppliers’ case proceed first. On February 3, 2009, the Court granted Wi-LAN’s motion to add an additional patent, U.S. Patent No. 6,549,759 (the “‘759 Patent”). The Claim Construction Hearing was held on March 11, 2010, for the ‘222 and ‘802 patents, and is scheduled for September 1, 2010, for the ‘759 Patent, and the trial for all three patents is set to begin on January 4, 2011. MSI believes it does not infringe any valid and enforceable claims of the asserted Wi-LAN patents and will vigorously defend itself in these matters.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology, Inc. (“MTI”), Marvell Semiconductor, Ltd. (“MSL”), the Company and 15 other companies as defendants. The complaint alleged infringement of two patents purportedly relating to encryption: U.S. Patent Nos. 5,963,646 and 6,049,612. The complaint seeks unspecified damages and an injunction. On May 22, 2009, MSI filed its answer and counterclaims to the complaint. On June 1, 2009, MTI, MSL and the Company were dismissed without prejudice. MSI believes that it does not infringe any valid and enforceable claims of the asserted PACid patents and intends to contest this action vigorously. The Court has scheduled a claim construction hearing for March 25, 2010 and has scheduled trial for February 14, 2011.

Xpoint Patent Litigation.    On August 21, 2009, Xpoint Technologies, Inc. filed a complaint in the United States District of Delaware, which names the Company, MSI and thirty-six other companies as defendants. The complaint alleged infringement of U.S. Patent No. 5,913,028 which purportedly relates to data traffic delivery. The complaint seeks unspecified damages and an injunction. On September 18, 2009 an amended complaint was filed. On October 28, 2009, the Company was dismissed from the lawsuit, although MSI remains a defendant. An answer to the complaint is due December 18, 2009 was filed on December 18, 2009 asserting multiple defenses and counterclaims. The Court has scheduled a claim construction hearing for January 13, 2012, and trial for May 7, 2012. MSI intends to contest this action vigorously. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Segment and Geographic Information:

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

The Chief Executive Officer has been identified as the Chief Operating Decision Maker.

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Year Ended
Net Revenue:	January 30, 2010	January 31, 2009	February 2, 2008
Canada	$26,798	$141,926	$286,570
China	721,445	674,637	666,084
Japan	192,126	376,409	354,432
Korea	168,834	215,080	232,610
Malaysia	301,504	305,033	254,905
Philippines	174,209	155,172	135,907
Singapore	234,269	150,384	158,736
Taiwan	157,880	194,824	262,842
Thailand	484,862	417,319	329,501
United States	127,399	149,914	118,869
Others	218,361	169,865	94,237

	$2,807,687	$2,950,563	$2,894,693

Long-lived Assets*:	January 30, 2010	January 31, 2009
Bermuda	$8,100	$7,480
Israel	15,964	27,872
Singapore	68,171	61,552
United States	200,957	226,361
Others	49,305	67,588

	$342,497	$390,853

*	Long-lived assets consist of property and equipment.

The following table presents net revenue for groups of similar products (in thousands):

	Year Ended
Net Revenue:	January 30, 2010	January 31, 2009	February 2, 2008
Storage products	$1,574,361	$1,462,723	$1,340,109
Communications products	1,233,326	1,487,840	1,554,584

	$2,807,687	$2,950,563	$2,894,693

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Related Party Transactions:

In August, 2005, through its subsidiaries MSI and MIL, the Company entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (“C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as other license and manufacturing services agreements of the Company with other third parties for similar technology. The Company recognized $2.1 million and $2.6 million of revenue under the C2Micro License Agreement during fiscal 2010 and fiscal 2009, respectively. Dr. Sehat Sutardja, the Company’s President and Chief Executive Officer, and Weili Dai, the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Dr. Sehat Sutardja and Weili Dai are husband and wife. Kuo Wei (Herbert) Chang, a member of our Board of Directors, is also an indirect shareholder of C2 Microsystems as a partner of entities who have invested in C2 Microsystems. Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

In January 2007, the Company, through MIL, entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). The Evaluation License Agreement has no consideration. The Company incurred $6,000 and $200,000 of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the UTStarcom Business during fiscal 2010 and fiscal 2009, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI Corporation. In March 2009, the Company entered into an addendum to this core license agreement with VeriSilicon. The Company recorded a license fee of $0.5 million and maintenance fees of $80,000. In June 2009, the Company entered into a second addendum to this technology license agreement with VeriSilicon for VeriSilicon to perform services for a fee of $40,000. In December 2009, the Company entered into a third addendum to this technology agreement with Verisilicon to license additional technology for a license fee of $275,000 with an annual support fee of $47,500. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

In October 2007, the Company entered into a License Agreement with Vivante Corporation (the “Vivante Agreement”). The Vivante Agreement has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. In August 2008, the Company entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. The Company recorded $2.0 million for the license fee and $200,000 of maintenance during fiscal 2009 in connection with this Technology License Agreement. In January 2009, the Company entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. In April 2009, the Company entered into an amendment to the Technology License Agreement with Vivante. The Company recorded $1.0 million for the license fee and $70,000 of maintenance during the three months ended May 2, 2009 in connection with the amendment to the Technology License Agreement. In June 2009, the Company entered into the second amendment to the Technology License Agreement with Vivante. The Company recorded $500,000 for the license fee and $50,000 of maintenance during the three months ended August 1, 2009. In December 2009, the Company entered into an Amended and Restated Technology License Agreement with Vivante for additional license technology and recorded $12.0 million for the license fee and $350,000 of maintenance. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, is also an indirect shareholder of Vivante as a partner of entities who have invested in Vivante.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Data (Unaudited)

The following table presents the unaudited consolidated statements of operations data for each of the eight quarters in the period ended January 30, 2010. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to fairly state the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any period should not be considered indicative of results to be expected in any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Part I, Item 1A “Risk Factors.”

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$521,434	$640,620	$803,098	$842,535
Gross profit	$263,804	352,561	461,481	502,745
Net income (loss) (1)	(111,457)	58,493	201,599	204,821
Net income (loss) per share:
Basic	$(0.18)	$0.09	$0.32	$0.33
Diluted	$(0.18)	$0.09	$0.31	$0.31

	Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$804,075	$842,575	$791,046	$512,867
Gross profit	$415,233	436,662	411,909	260,135
Net income (loss) (2)	69,939	71,367	70,946	(65,010)
Net income (loss) per share:
Basic	$0.12	$0.12	$0.12	$(0.11)
Diluted	$0.11	$0.11	$0.11	$(0.11)

(1)	Includes a $72.0 million charge in connection with the settlement of the class action litigation in the first quarter of fiscal 2010, net impact of $2.6 million for our payroll related settlement with the IRS related to the Company’s historical stock option granting practices, a $27.4 million benefit as a result of the expiration of the statute of limitations related to a tax contingency reserve, a $5.3 million income tax benefit relating to the correction of taxes payable related to periods in 2002 through 2006 of a non-US entity in the third quarter of fiscal 2010 and a $1.0 million intangible asset write-off in the fourth quarter of fiscal 2010.
(2)	Includes $24.5 million payment from the Company’s directors and officers liability insurers in connection with pending securities litigation including the settlement of shareholder derivative litigation settlement in the first quarter of fiscal 2009, $10.0 million settlement with the SEC in connection with the SEC’s investigation into the Company’s historic stock option granting practices in the first quarter of fiscal 2009, $15.6 million intangible asset write-off in the fourth quarter of fiscal 2009, reversal of $5.3 million of remaining payroll related tax liabilities initially recorded in prior year in connection with the stock option backdating and $14.9 million income tax benefit arising out of a favorable tax ruling in a non-U.S. jurisdiction in the fourth quarter of fiscal 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of January 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of our internal control over financial reporting as of January 30, 2010 using the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of January 30, 2010 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of January 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information

On March 29, 2010, Mr. Hosein concluded his service as our Interim Chief Operating Officer but continues to serve as our Chief Financial Officer and Secretary.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by Items 401 and 407(c)(3) of Regulation S-K with respect to our directors, director nominees and corporate governance is incorporated by reference herein to the information set forth under the captions “Board of Directors and Committees of the Board—Directors and Nominees” and “Board of Directors and Committees of the Board—Nominations for Election of Directors” in our definitive proxy statement in connection with our 2010 annual general meeting of shareholders, or the 2010 Proxy Statement, which will be filed with the SEC no later than 120 days after January 30, 2010. The information regarding our current executive officers required by this item is also included in Part I, Item 1 hereof under the caption “Executive Officers of the Registrant” and incorporated by reference herein.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement.

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

Committees of the Board of Directors

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and audit committee financial expert is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board—Committees of our Board of Directors” in our 2010 Proxy Statement.

Item 11.	Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board—Director Compensation Table,” “Executive Compensation” and “Executive Compensation Committee Interlocks and Insider Participation” in our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of January 30, 2010:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (3)(4)	73,509,617	$11.03	166,219,682
Equity compensation plans not approved by security holders (5)	170,906	$0.10	—

Total	73,680,523	$11.00	166,219,682

(1)	Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of January 30, 2010).
(2)	The weighted average exercise price calculation does not take into account any restricted stock units as those units vest, without any cash consideration or other payment required for such shares.
(3)	Includes our Amended and Restated 1995 Stock Option Plan (the “1995 Plan”) our 1997 Directors’ Stock Option Plan, our Amended 2000 Employee Stock Purchase Plan (the “2000 ESPP”), our 2007 Directors’ Stock Option Plan and common shares reserved for issuance under option plans we assumed in connection with our acquisition of Galileo Technology Ltd. No further options will be awarded under the Galileo option plans.
(4)	The number of shares reserved for grant under the 1995 Plan is subject to an annual increase in shares reserved for issuance equal to the lesser of (a) 40,000,000 shares or (b) 5.0% of the outstanding shares of capital stock on such date. The number of shares reserved for issuance under our 2000 ESPP includes an annual increase in shares reserved for issuance equal to the lesser of (a) 8,000,000 shares or (b) 1.5% of the outstanding shares of our capital stock. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under our 1995 Plan.
(5)	Consists of 76,260 common shares reserved for issuance under options we granted to former option holders of SysKonnect GmbH in connection with our acquisition of SysKonnect GmbH, 85,052 common shares reserved for issuance under options granted by the Company to former option holders of RADLAN Computer Communications Ltd. in connection with our acquisition of RADLAN Computer Communications Ltd. and 9,594 common shares reserved for issuance under options we granted to former option holders of Asica, Inc. in connection with our acquisition of Asica, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Related Party Transactions” in our 2010 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedules:

The following financial statement schedule is filed as part of this Form 10-K:

Page Reference
Schedule II—Valuation and Qualifying Account	116

All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

See Item 15(b) below.

(b)	Index to Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of June 26, 2006 by and between Intel Corporation and Marvell Technology Group Ltd., incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K as filed on November 14, 2006

3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant’s Definitive Proxy Statement as filed on May 21, 2001

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 6, 2006

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

10.2#	Form of Notice of Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 as filed on January 11, 2008

Exhibit No.	Description
10.3	Galileo Technology Ltd. 1997 Employees’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.4	Galileo Technology Ltd. 1997 GTI Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.5#	2000 Employee Stock Purchase Plan (as amended and restated as of October 22, 2009), incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 28, 2009

10.6#	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.3 of the registrant’s quarterly report on 10-Q for the period ended October 31, 2009 as filed on December 9, 2009

10.7#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s quarterly report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005

10.8#	Amendment to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on 10-Q for the period ended October 31, 2009 as filed on December 9, 2009

10.9#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.10#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.10.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.11#	Form of Restricted Stock Unit Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007

10.11.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.12#	Form of Performance-Based Vesting Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K as filed on May 30, 2006

10.13#	Form of Notice of Grant of Stock Options (performance-based vesting) for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 2, 2008

10.14#	Form of Notice of Grant of Stock Options — Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

Exhibit No.	Description
10.15#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.16#	Reformation of Stock Option Agreement dated December 28, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.17#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.18#	2007 Director Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.19#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.20#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.21#	Employment Offer Letter executed on May 29, 2008 between the Company and Clyde Hosein, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 30, 2008

10.22#	Policy for Non-Business Use of Corporate Aircraft, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 23, 2008

10.23#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007

10.24#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 10, 2008

10.25*	Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant’s quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

Exhibit No.	Description
99.1	Notice of Proposed Settlement of Derivative Action, incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K as filed on May 28, 2009

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	Certain portions of this exhibit have been omitted pursuant to request for confidential treatment granted by the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(c)	Financial Statements Required by Regulation S-X which are excluded from the annual report to Shareholders by Rule 14a-3(b).

Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Dated: March 30, 2010	By:	/s/ DR. SEHAT SUTARDJA
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

Name and Signature	Title	Date

/S/ SEHAT SUTARDJA Dr. Sehat Sutardja	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2010

/S/ CLYDE R. HOSEIN Clyde R. Hosein	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2010

/S/ PANTAS SUTARDJA Dr. Pantas Sutardja	Vice President, Chief Technology Officer, Chief Research and Development Officer and Director	March 30, 2010

/S/ HERBERT CHANG Kuo Wei (Herbert) Chang	Director	March 30, 2010

/S/ JUERGEN GROMER Dr. Juergen Gromer	Director	March 30, 2010

/S/ TA-LIN HSU Dr. Ta-lin Hsu	Director	March 30, 2010

/S/ JOHN G. KASSAKIAN Dr. John G. Kassakian	Director	March 30, 2010

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 30, 2010

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Fiscal year ended January 30, 2010
Allowance for doubtful accounts and sales return reserve	$3,206	$2,706	$—	$5,912

Deferred tax valuation	$134,576	$77,353	$(14,219)	$197,710

Fiscal year ended January 31, 2009
Allowance for doubtful accounts and sales return reserve	$4,277	$1,261	$(2,332)	$3,206

Deferred tax valuation	$96,978	$40,990	$(3,392)	$134,576

Fiscal year ended February 2, 2008
Allowance for doubtful accounts and sales return reserve	$3,641	$1,901	$(1,265)	$4,277

Deferred tax valuation	$56,135	$41,431	$(589)	96,977

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of June 26, 2006 by and between Intel Corporation and Marvell Technology Group Ltd., incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K as filed on November 14, 2006

3.1	Memorandum of Association of the registrant, incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Second Amended and Restated Bye-laws of the registrant, incorporated by reference to Appendix A of the registrant’s Definitive Proxy Statement as filed on May 21, 2001

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 6, 2006

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

10.2#	Form of Notice of Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 as filed on January 11, 2008

10.3	Galileo Technology Ltd. 1997 Employees’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.4	Galileo Technology Ltd. 1997 GTI Stock Option Plan, incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2001 as filed on April 27, 2001

10.5#	2000 Employee Stock Purchase Plan (as amended and restated as of October 22, 2009), incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 28, 2009

10.6#	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.3 of the registrant’s quarterly report on 10-Q for the period ended October 31, 2009 as filed on December 9, 2009

10.7#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s quarterly report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005

10.8#	Amendment to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on 10-Q for the period ended October 31, 2009 as filed on December 9, 2009

10.9#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.10#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

Exhibit No.	Description
10.10.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.11#	Form of Restricted Stock Unit Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007

10.11.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.12#	Form of Performance-Based Vesting Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.23 of the registrant’s Current Report on Form 8-K as filed on May 30, 2006

10.13#	Form of Notice of Grant of Stock Options (performance-based vesting) for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 2, 2008

10.14#	Form of Notice of Grant of Stock Options — Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

10.15#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.16#	Reformation of Stock Option Agreement dated December 28, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.17#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.18#	2007 Director Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.19#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.20#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.21#	Employment Offer Letter executed on May 29, 2008 between the Company and Clyde Hosein, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 30, 2008

10.22#	Policy for Non-Business Use of Corporate Aircraft, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 23, 2008

Exhibit No.	Description
10.23#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007

10.24#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 10, 2008

10.25*	Supply Agreement for the Fabrication and Purchase of Semiconductor Products dated June 13, 2002 by and between Marvell Semiconductor, Inc., Marvell Asia Pte Ltd. and Western Digital Technologies, Inc., incorporated by reference to Exhibit 10.16 of the registrant’s quarterly report on Form 10-Q for the period ended August 3, 2002 as filed on September 17, 2002

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

99.1	Notice of Proposed Settlement of Derivative Action, incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K as filed on May 28, 2009

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	Certain portions of this exhibit have been omitted pursuant to request for confidential treatment granted by the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.