Form 10-Q
period 2010-05-01
MARVELL TECHNOLOGY GROUP LTD
filed 2010-06-08
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

The number of common shares of the registrant outstanding as of May 31, 2010 was 644,536,712 shares.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1, 2010	January 30, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,352,339	$1,105,428
Short-term investments	726,864	691,289
Accounts receivable, net	448,693	356,796
Inventories	206,643	241,541
Prepaids and other current assets	54,676	62,527
Deferred income taxes	7,964	7,964

Total current assets	2,797,179	2,465,545
Property and equipment, net	340,641	342,497
Long-term investments	34,235	34,281
Goodwill	1,997,662	1,997,662
Acquired intangible assets, net	156,582	179,101
Other non-current assets	154,283	151,854

Total assets	$5,480,582	$5,170,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288,568	$277,405
Accrued liabilities	82,590	82,067
Accrued employee compensation	114,808	125,810
Income taxes payable	18,275	19,992
Deferred income	83,329	59,396
Current portion of capital lease obligations	1,981	1,940

Total current liabilities	589,551	566,610
Capital lease obligations, net of current portion	—	511
Non-current income taxes payable	120,898	117,240
Other long-term liabilities	70,405	68,600

Total liabilities	780,854	752,961

Commitments and contingencies (Note 9)

Shareholders’ equity:

Common shares	1,288	1,277
Additional paid-in capital	4,683,490	4,607,844
Accumulated other comprehensive loss	(560)	(885)
Retained earnings (accumulated deficit)	15,510	(190,257)

Total shareholders’ equity	4,699,728	4,417,979

Total liabilities and shareholders’ equity	$5,480,582	$5,170,940

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	May 1, 2010	May 2, 2009
	(In thousands)
Net revenue	$855,579	$521,434
Operating costs and expenses:
Cost of goods sold	343,985	257,630
Research and development	219,111	206,089
Selling and marketing	38,423	33,910
General and administrative	23,108	102,728
Amortization and write-off of acquired intangible assets	22,549	30,356

Total operating costs and expenses	647,176	630,713

Operating income (loss)	208,403	(109,279)
Interest and other expense, net	(3,701)	(72)
Interest expense	(51)	(88)

Income (loss) before income taxes	204,651	(109,439)
Provision (benefit) for income taxes	(1,116)	2,018

Net income (loss)	$205,767	$(111,457)

Net income (loss) per share:
Basic	$0.32	$(0.18)

Diluted	$0.30	$(0.18)

Weighted average shares:
Basic	640,926	618,677

Diluted	678,059	618,677

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	May 1, 2010	May 2, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$205,767	(111,457)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,078	25,375
Stock-based compensation	26,896	31,648
Amortization and write-off of acquired intangible assets	22,549	30,356
Amortization of marketable securities premium	2,035	—
Fair market value adjustment to Intel inventory sold	(942)	(1,343)
Excess tax benefits from stock-based compensation	(185)	(29)
Changes in assets and liabilities:
Accounts receivable	(91,897)	(63,266)
Inventories	35,417	106,281
Prepaid expenses and other assets	10,381	14,330
Accounts payable	4,826	30,738
Accrued liabilities and other	2,298	63,455
Accrued employee compensation	(10,506)	13,033
Income taxes payable	1,941	1,343
Deferred income	23,933	4,065

Net cash provided by operating activities	255,591	144,529

Cash flows from investing activities:
Purchases of investments	(187,878)	—
Sales and maturities of investments	149,440	—
Purchases of property and equipment	(16,395)	(3,414)
Purchases of technology licenses	(2,250)	(9,300)

Net cash used in investing activities	(57,083)	(12,714)

Cash flows from financing activities:
Proceeds from the issuance of common shares	48,688	385
Principal payments on capital lease obligations	(470)	(433)
Excess tax benefits from stock-based compensation	185	29

Net cash provided by (used in) financing activities	48,403	(19)
Net increase in cash and cash equivalents	246,911	131,796
Cash and cash equivalents at beginning of period	1,105,428	927,409

Cash and cash equivalents at end of period	$1,352,339	1,059,205

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

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2011 and fiscal 2010 are comprised of a 52-week period.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of May 1, 2010, the results of its operations for the three months ended May 1, 2010 and May 2, 2009, and its cash flows for the three months ended May 1, 2010 and May 2, 2009. The January 30, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010 but does not include all disclosures required by GAAP. Certain reclassifications have been made to conform to the current period’s presentation.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 30, 2010 included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010 as filed on March 31, 2010 with the Securities and Exchange Commission. The results of operations for the three months ended May 1, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance-based compensation, uncollectible receivables, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns. However, some of the Company’s sales are made through distributors under agreements allowing for price protection, shipped from stock pricing adjustment rights and limited rights of return on products unsold by the distributors. Although title passes to the distributor upon shipment, terms and payment by the Company’s distributors is not contingent on resale of the product, product revenue on sales made through distributors with price protection, shipped from stock pricing adjustment rights and stock rotation rights is deferred until the distributors sell the product to end customers because the Company’s selling price is not fixed and determinable and the Company is not able to reliably estimate future returns. Deferred revenue less the related cost of the inventories is reported as deferred income. The Company does not believe that there is any significant exposure related to impairment of deferred cost of sales, as its historical returns have been minimal and inventory turnover for its distributors generally ranges from 60 to 90 days. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer.

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

Note 2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standard Board (“FASB”) issued guidance that amends the consolidation rules related to variable interest entities. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance became effective during the three months ended May 1, 2010 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance was adopted during the three months ended May 1, 2010, however, as the Company does not generally enter into multiple element arrangements, the adoption did not impact the Company’s financial position or results of operations.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective during the three months ended May 1, 2010. The adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of May 1, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$324,163	$1,169	$(70)	$325,262
U.S. government and agencies	396,491	135	(24)	396,602
Trading securities:
Auction rate security and settlement option	5,000	—	—	5,000

Total short-term investments	$725,654	$1,304	$(94)	$726,864

Long-term investments:
Available-for-sale:
Auction rate securities	$36,550	$—	$(2,315)	$34,235

Total long-term investments	$36,550	$—	$(2,315)	$34,235

Total investments	$762,204	$1,304	$(2,409)	$761,099

	As of January 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$227,610	$934	$(75)	$228,469
U.S. government and agencies	457,592	258	(30)	457,820
Trading securities:
Auction rate security and settlement option	5,000	—	—	5,000

Total short-term investments	$690,202	$1,192	$(105)	$691,289

Long-term investments:
Available-for-sale:
Auction rate securities	$36,600	$—	$(2,319)	$34,281

Total long-term investments	$36,600	$—	$(2,319)	$34,281

Total investments	$726,802	$1,192	$(2,424)	$725,570

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of May 1, 2010, the Company’s investment portfolio included $41.6 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, the Company used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and illiquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations described above. As of May 1, 2010, the auction rate securities were $2.3 million less than par value and recorded in long-term investments except for one $5 million auction rate security, which was transferred to short-term investments during fiscal 2010 after the Company executed a settlement agreement with UBS to sell back the security at par value beginning June 30, 2010 and expiring July 2, 2012. As a result of the settlement agreement, the Company received a put option and elected to measure it at fair value.

Based on the Company’s assessment of its cash flow projections, a balance of approximately $2.1 billion in cash, cash equivalents and short-term investments other than auction rate securities and the fact that the Company continues to generate positive cash flow on a quarterly basis, the Company does not anticipate having to sell these securities below par value in order to operate our business. The Company does not have the intent to sell these auction rate securities until recovery and it is more likely than not that it will not be required to sell the auction rate securities prior to recovery. Thus, the Company considers the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity. To the extent that the Company determines that any impairment is other-than-temporary, the impairment would be recorded to earnings.

The contractual maturities of available-for-sale and trading debt securities at May 1, 2010, and January 30, 2010 are presented in the following table (in thousands):

	May 1, 2010		January 30, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$413,665	$413,729	$357,179	$357,348
Due between one and five years	311,989	313,135	333,023	333,941
Due over five years	36,550	34,235	36,600	34,281

	$762,204	$761,099	$726,802	$725,570

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	May 1, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. Federal and State debt securities	$165,958	$(24)	$—	$—	$165,958	$(24)
Corporate debt securities	57,963	(70)	—	—	57,963	(70)
Auction rate securities	—	—	34,235	(2,315)	34,235	(2,315)

Total securities	$223,921	$(94)	$34,235	$(2,315)	$258,156	$(2,409)

	January 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
U.S. Federal and State debt securities	$94,220	$(30)	$—	$—	$94,220	$(30)
Corporate debt securities	28,428	(75)	—	—	28,428	(75)
Auction rate securities	—	—	34,281	(2,319)	34,281	(2,319)

Total securities	$122,648	$(105)	$34,281	$(2,319)	$156,929	$(2,424)

Note 4. Supplemental Financial Information (in thousands)

Inventories

	May 1, 2010	January 30, 2010
Work-in-process	$127,939	$128,371
Finished goods	78,704	113,170

Inventories	$206,643	$241,541

Property and equipment, net

	May 1, 2010	January 30, 2010
Machinery and equipment	$382,997	$371,281
Computer software	67,297	66,643
Furniture and fixtures	23,390	23,335
Leasehold improvements	31,988	33,224
Buildings	146,294	146,294
Building improvements	46,730	45,631
Land	71,198	71,198
Construction in progress	7,463	5,174

	777,357	762,780
Less: Accumulated depreciation and amortization	(436,716)	(420,283)

Property and equipment, net	$340,641	$342,497

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other non-current assets

	May 1, 2010	January 30, 2010
Severance fund	$56,199	$57,261
Technology licenses	37,233	33,486
Deferred tax assets, non-current	34,638	34,638
Long-term prepayments for foundry capacity	8,504	8,504
Equity investments in privately held companies	7,314	6,314
Other	10,395	11,651

Other non-current assets	$154,283	$151,854

Accrued liabilities

	May 1, 2010	January 30, 2010
Accrued royalties	$14,659	$12,651
Accrued legal and professional services	13,882	13,585
Accrued rebates	12,943	13,404
Accrued customer advances	7,876	8,167
Accrued tapeouts	7,834	5,957
Accrued sales/GST tax	5,546	6,082
Other	19,850	22,221

Accrued liabilities	$82,590	$82,067

Other long-term liabilities

	May 1, 2010	January 30, 2010
Accrued severance	$54,905	$53,549
Long-term facilities consolidation charge	3,518	3,305
Accrued technology license	4,500	4,500
Other	7,482	7,246

Other long-term liabilities	$70,405	$68,600

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended
	May 1, 2010	May 2, 2009
Numerator:
Net income (loss)	$205,767	$(111,457)
Denominator:
Weighted average shares of common shares outstanding:
Weighted average shares — basic	640,926	618,677
Effect of dilutive securities:
Common share options and other	37,133	—
Weighted average shares — diluted	678,059	618,677
Net income (loss) per share:
Basic	$0.32	$(0.18)
Diluted	$0.30	$(0.18)

Options to purchase 9.2 million common shares at a weighted average exercise price of $22.63 have been excluded from the computation of diluted net income per share for the three months ended May 1, 2010 because their exercise price was greater than the share price of the Company’s common shares and therefore, the effect would have been anti-dilutive. The effects of common share options, restricted stock and other securities totaling 17.1 million shares were excluded from diluted net loss per share for the three months ended May 2, 2009 as they would be anti-dilutive in net loss periods.

Comprehensive income (loss) (in thousands)

The changes in the components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Net income (loss)	$205,767	$(111,457)
Other comprehensive income
Change in unrealized gain on marketable securities	126	—
Change in unrealized gain (loss) on cash flow hedges	199	(1,076)
Change in other	—	(886)

Total comprehensive income (loss)	$206,092	$(113,419)

The components of accumulated other comprehensive loss were as follows (in thousands):

	May 1, 2010	January 30, 2010
Unrealized gain on marketable securities, net of taxes	$1,210	$1,087
Unrealized loss on auction rate securities	(2,315)	(2,319)
Unrealized gain on cash flow hedges, net of taxes	540	341
Other	5	6

Accumulated other comprehensive loss	$(560)	$(885)

Note 5. Derivative Financial Instruments

The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term impact of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the impact of rate fluctuations on certain local currency denominated operating expenses. All derivatives are recorded at fair value in either prepaids and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of May 1, 2010, the notional amounts of outstanding hedge contracts were as follows (in thousands):

	May 1, 2010		January 30, 2010
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Israeli shekel	$49,582	$—	$29,512	$(1,163)

Total	$49,582	$—	$29,512	$(1,163)

Cash Flow Hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges for certain operating expenses denominated in Israeli shekels. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. The effective change is recorded in other comprehensive income (“OCI”) and is subsequently reclassified to operating expense when the hedged expense is recognized. Ineffectiveness is recorded in interest and other expense, net.

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

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows (in thousands):

	May 1, 2010	January 30, 2010
Prepaids and other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$591	$836
Other forward contracts	—	(6)

Total derivative assets	$591	$830

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by (a) cash flow hedges and (b) other foreign currency hedges on OCI and the unaudited condensed consolidated statements of operations for the three months ended May 1, 2010.

(a) Cash Flow Hedges (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Accumulated OCI, beginning of period	$341	$—
Gains (losses) recorded in OCI (effective portion)	250	(1,076)
Losses reclassified from OCI to operating expense (effective portion)	(51)	—

Accumulated OCI, end of period	$540	$(1,076)

The Company anticipates reclassifying the accumulated gain recorded as of May 1, 2010 from OCI to operating expense within 12 months.

(b) Other forward contracts (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Gains (losses) recognized in other expenses, net	$257	$(475)
Interest income	50	—

Total gains (losses) in unaudited condensed consolidated statements of operations	$307	$(475)

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

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company investments in corporate debt securities are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.7% of total assets as of May 1, 2010.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of May 1, 2010 and January 30, 2010. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at May 1, 2010
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$867,617	$—	$—	$867,617
US government and agencies	62,393	—	—	62,393
Corporate debt securities	—	4,000	—	4,000
Short-term investments:
US government and agencies	396,602	—	—	396,602
Corporate debt securities	—	325,262	—	325,262
Auction rate securities and settlement option	—	—	5,000	5,000
Long-term investments:
Auction rate securities	—	—	34,235	34,235
Prepaids and other current assets:
Forward contracts	—	591	—	591
Other non-current assets:
Severance pay fund	9,310	46,889	—	56,199

Total assets	$1,335,922	$376,742	$39,235	$1,751,899

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 30, 2010
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$542,574	$—	$—	$542,574
US government and agencies	105,304	—	—	105,304
Corporate debt securities	—	4,000	—	4,000
Short-term investments:
US government and agencies	457,820	—	—	457,820
Corporate debt securities	—	228,469	—	228,469
Auction rate securities and settlement option	—	—	5,000	5,000
Long-term investments:
Auction rate securities	—	—	34,281	34,281
Prepaids and other current assets:
Forward contracts	—	830	—	830
Other non-current assets:
Severance pay fund	9,156	48,105	—	57,261

Total assets	$1,114,854	$281,404	$39,281	$1,435,539

The following tables summarize the change in fair value for Level 3 items during the three months ended May 1, 2010 and May 2, 2009 (in thousands):

Level 3
Changes in fair value during the three months ended May 1, 2010 (pre-tax):
Beginning balance at January 31, 2010	$39,281
Purchases	—
Sales and redemption	(50)
Unrealized gain included in other comprehensive loss	4

Ending balance at May 1, 2010	$39,235

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3
Changes in fair value during the three months ended May 2, 2009 (pre-tax):
Beginning balance at February 1, 2009	$40,541
Purchases	—
Sales and redemption	—
Unrealized gain included in other comprehensive loss	(886)

Ending balance at May 2, 2009	$39,655

Note 7. Acquired Intangible Assets, Net (in thousands)

		May 1, 2010			January 30, 2010
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	1 - 7 years	$714,640	$(675,800)	$38,840	$714,640	$(665,010)	$49,630
Core technology	1 - 8 years	212,650	(136,277)	76,373	212,650	(129,478)	83,172
Trade name	1 - 5 years	350	(269)	81	350	(259)	91
Customer contracts	4 - 7 years	183,300	(142,025)	41,275	183,300	(137,163)	46,137
Non-compete agreements	3 years	700	(687)	13	700	(629)	71

Total intangible assets, net		$1,111,640	$(955,058)	$156,582	$1,111,640	$(932,539)	$179,101

Based on the identified intangible assets recorded at May 1, 2010, the future amortization expense of identified intangibles for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Reminder of fiscal 2011	$55,643
2012	42,150
2013	35,416
2014	22,292
2015	1,081
Thereafter	—

$156,582

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Restructuring

During the three months ended May 1, 2010, the Company subleased one of its reserved facilities and thus recorded an adjustment to the restructuring liabilities. In addition, the Company continued to make payments and incur on-going operating expenses from its reserved facilities. During the three months ended May 2, 2009, in response to the challenging economic environment, the Company implemented certain cost reduction measures that included reductions in workforce in all functions of the organization worldwide. As a result, a restructuring charge of $8.3 million was recorded, which consisted of $7.4 million of severance and related employee benefits to approximately 300 terminated employees and $0.9 million of equipment and other related charges.

The following table sets forth an analysis of the components of the restructuring charges and the payments made (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Restructuring liabilities, beginning of period	$5,397	$7,685
Severance and related charges:
Equipment and other related charges	—	916
Workforce reduction	—	7,420
Net cash payments	(651)	(8,654)
Adjustments to previous assumptions	218	—

Restructuring liabilities, end of period	$4,964	$7,367

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Research and development	$(100)	$5,840
Selling and marketing	—	1,264
General and administrative	318	1,232

	$218	$8,336

The remaining facility lease charges included in the restructuring liabilities will be paid out through fiscal 2018.

Note 9. Commitments and Contingencies

Warranty obligations

The following table presents changes in the warranty accrual included in accrued liabilities during the three months ended May 1, 2010 and May 2, 2009 (in thousands):

	May 1, 2010	May 2, 2009
Beginning balance	$1,966	$2,094
Warranties issued	859	2,523
Reduction for payments or product replacements	(429)	(412)
Adjustments related to changes in estimates of existing exposures	(794)	—

Ending balance	$1,602	$4,205

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

Purchase commitments

Under the Company’s manufacturing relationships with all other foundries, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of May 1, 2010, these foundries had incurred approximately $302.2 million of manufacturing expenses on the Company’s outstanding purchase orders.

On February 28, 2005 and as amended on March 31, 2005, the Company entered into an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, the Company agreed to pay the foundry $174.2 million over a period of eighteen months. The amendment extends the term of the agreement and the agreed upon pricing terms. As of May 1, 2010, all payments (included in prepaid expenses and other current assets and other non-current assets) had been made and approximately $161.7 million of the prepayment had been utilized. At May 1, 2010, there were no outstanding commitments under the agreement.

As of May 1, 2010, the Company had approximately $40.5 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

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

Section 16(b) Litigation. On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. Numerous similar suits were filed by

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the same plaintiff against other underwriters relating to other issuers. The underwriter defendants and some of the issuer defendants (excluding the Company) filed a motion to dismiss, and on March 12, 2009, the district court ordered dismissal of all claims against the moving issuer defendants without prejudice. The court also ordered dismissal of all claims against the underwriter defendants with prejudice. On April 10, 2009, the plaintiffs filed their notice of appeal to those dismissal orders. In accordance with the briefing schedule set by the Ninth Circuit Court of Appeals on August 18, 2009, plaintiff filed her opening brief on August 26, 2009. On October 2, 2009, the underwriter defendants/appellees/cross-appellants filed their answering brief, and the moving issuers/appellees filed their principal brief as well. Plaintiff/appellant/cross-appellee filed her response and reply briefs on November 2, 2009. The underwriter defendants/appellees/cross-appellants filed their reply brief on November 17, 2009. The Ninth Circuit Court of Appeals has not set a hearing date. No discovery has taken place.

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

The case then proceeded in the trial court. On January 13, 2009, the Court granted a motion disqualifying the Company’s counsel and the Company engaged new counsel. The trial date was continued from March 2, 2009 to May 4, 2009. The claims against the three Company officers were dropped. The parties engaged in extensive discovery. Motions for summary judgment and/or summary adjudication filed by the parties were heard on February 3, 2009 and were all denied except for Jasmine’s motions directed to the Company’s declaratory judgment claims, which were granted. On June 3, 2009, the Court granted the Company’s motion to dismiss Jasmine’s Second Amended Complaint in its entirety with prejudice, for lack of standing. On December 29, 2009, the Court of Appeal, Sixth Appellate District reversed that dismissal with directions to proceed in the trial court. On February 10, 2010, the California Supreme Court declined to review that decision. In April 2010, the trial court set a new trial date for September 20, 2010.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The trial for the Marvell CSIRO Litigation was scheduled to commence on May 10, 2010. The pretrial conference was held on April 22, 2010. On April 27, 2010, the Court issued a supplemental claim construction ruling. On April 30, 2010, the parties reached a tentative settlement which has been accounted for in the results for the three months ended May 1, 2010. The amounts were allocated between past and anticipated future shipments.

Wi-LAN Litigation. On October 31, 2007, Wi-LAN, Inc. (“Wi-LAN”) sued two groups of system and chip manufacturers in the United States District Court for the Eastern District of Texas, in both cases naming MSI as a defendant and alleging patent infringement. The complaints seek unspecified damages and an injunction. In the first case, Wi-LAN alleges that defendants infringe U.S. Patent Nos. 5,282,222 and RE 37,802 (the “’222 and ’802 patents”) that allegedly relate to the 802.11 wireless standards. In the second case, Wi-LAN alleges that defendants infringe the same ’222 and ’802 patents, and in addition Wi-LAN alleges that some of the defendants in the second case infringe a third patent that allegedly relates to Asymmetric Digital Subscriber Line (“ADSL”) technology. In the second case, MSI is not accused of infringing the ADSL patent.

On September 10, 2008, the Court granted the defendant’s motion to consolidate both actions but denied as premature having the defendant suppliers’ case proceed first. On February 3, 2009, the Court granted Wi-LAN’s motion to add an additional patent, U.S. Patent No. 6,549,759 (the “‘759 Patent”). The claim construction hearing for the ‘222 and ‘802 patents was held on March 11, 2010, and a ruling was issued on May 11, 2010. The claim construction hearing for the ‘759 patent is scheduled for September 1, 2010. The trial for all three patents is presently scheduled for January 4, 2011. MSI believes it does not infringe any valid and enforceable claims of the asserted Wi-LAN patents and will vigorously defend itself in these matters.

Carnegie Mellon Litigation. On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company as defendants and alleging patent infringement. CMU has asserted two patents (U.S. Patent Nos. 6,201,839 and 6,438,180) purportedly relating to read-channel integrated circuit devices and the hard disk drive products incorporating such devices. The complaint seeks unspecified damages and an injunction. On June 1, 2009, MSI and the Company filed their answers and MSI filed counterclaims to the complaint seeking declaratory judgments of non-infringement and invalidity as to both of the asserted patents. The claim construction hearing was held on April 12 and 13, 2010. On April 29, 2010, MSI and the Company filed their amended answers and counterclaims. The Court has not yet scheduled a trial date. MSI and the Company believe that they do not infringe any valid and enforceable claims of the asserted CMU patents and intend to contest this action vigorously.

PACid Patent Litigation. On March 30, 2009, The PACid Group, LLC filed a complaint in the United States District Court for the Eastern District of Texas, case no. 6:09-cv-00143 LED, which named MSI, Marvell Technology, Inc. (“MTI”), Marvell Semiconductor, Ltd. (“MSL”), the Company and 15 other companies as defendants. The complaint alleged infringement of two patents purportedly relating to encryption: U.S. Patent Nos. 5,963,646 and 6,049,612. The complaint seeks unspecified damages and an injunction. On May 22, 2009, MSI filed its answer and counterclaims to the complaint. On June 1, 2009, MTI, MSL and the Company were dismissed without prejudice. The claim construction hearing was held on March 25, 2010, and a provisional ruling was issued on April 21, 2010. Trial is presently scheduled for February 14, 2011. MSI believes that it does not infringe any valid and enforceable claims of the asserted PACid patents and intends to contest this action vigorously.

Xpoint Patent Litigation. On August 21, 2009, Xpoint Technologies, Inc. filed a complaint in the United States District of Delaware, which names the Company, MSI and thirty-six other companies as defendants. The complaint alleged infringement of U.S. Patent No. 5,913,028 which purportedly relates to data traffic delivery. The complaint seeks unspecified damages and an injunction. On September 18, 2009 an amended complaint was filed. On October 28, 2009, the Company was dismissed from the lawsuit, although MSI remains a defendant. MSI filed its answers and counterclaims on December 18, 2009. The Court has scheduled a claim construction hearing for January 13, 2012, and trial for May 7, 2012. MSI intends to contest this action vigorously. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time.

Intravisual Patent Litigation. On March 15, 2010, Intravisual, Inc. filed a Complaint in the United States District Court in the Eastern District of Texas. The Complaint names MSI and eight other Defendants, and alleges infringement of United States Patent No. 6,614,845 (the “’845 patent”). The ’845 patent is purportedly directed to a method and apparatus for differential macroblock encoding in video coders and decoders. The Complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims on May 10, 2010. At this time, the Court has not set a schedule for the case. MSI intends to vigorously defend this action. Because this action is in the very early stages, the Company is unable to predict the outcome of this litigation at this time.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

USEI Litigation. On October 9, 2009, U.S. Ethernet Innovations, LLC (“USEI”) filed a complaint in the Eastern District of Texas, in which USEI has accused a number of system manufacturers, including Company’s customers, of patent infringement (the “USEI litigation”). Specifically, USEI has asserted that these customers infringe U.S. Patent Nos. 5,307,459, 5,434,872, 5,732,094, and 5,299,313 (collectively, the “USEI patents in suit”), which purportedly relate to Ethernet technologies. The complaint seeks unspecified damages and an injunction. The Court has scheduled a Markman hearing date of January 13, 2011, and a trial date of September 12, 2011.

On May 4, 2010, MSI filed motion to intervene in the USEI litigation, which was granted on May 19, 2010. MSI believes that it does not infringe any valid and enforceable claim of the USEI patents in suit, and intends to litigate this action vigorously.

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

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Bermuda. In addition, the Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying unaudited condensed consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Note 10. Stock-Based Compensation

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Cost of goods sold	$2,236	$4,116
Research and development	18,851	21,737
Selling and marketing	3,173	3,711
General and administrative	2,636	2,084

	$26,896	$31,648

Stock-based compensation of $1.2 million and $1.6 million was capitalized in inventory as of May 1, 2010 and January 30, 2010, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following assumptions were used for each respective period to calculate the weighted average fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Estimated fair value	$9.65	$3.90	$4.34	$5.39
Volatility	53%	51%	51%	45%
Expected term (in years)	4.7	4.6	1.1	1.3
Risk-free interest rate	2.2%	1.7%	0.6%	1.8%
Dividend yield	—	—	—	—

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

Note 11. Shareholders’ Equity

Stock plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended, had 383.4 million common shares reserved for issuance thereunder as of May 1, 2010. Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting.

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

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan had 750,000 common shares reserved for issuance thereunder as of May 1, 2010. Under the 2007 Directors’ Plan, an outside director is granted an option to purchase 50,000 common shares upon appointment to the Company’s Board of Directors. These options vest one-third on the one year anniversary of the date of grant and one-third of the shares on each anniversary thereafter. An outside director who has served on the Company’s Board of Directors for the prior six months is also granted an option to purchase 12,000 common shares on the date of each annual meeting of the Company’s shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant.

Under the Option Plan and the 2007 Directors’ Plan, the Company may also grant restricted stock awards, which may be subject to vesting, and stock unit awards, which are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined by the Company at the time of grant.

Employee stock purchase plan

         In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), and on October 22, 2009, the Purchase Plan was amended and restated (the “Restated Purchase Plan”). The Restated Purchase Plan had 34.1 million common shares reserved for issuance thereunder as of May 1, 2010. Pursuant to the terms of the Restated Purchase Plan, the “look-back” period for the stock purchase price was changed from 24 months to six months. This change was effective for new participants who enroll in the Restated Purchase Plan in December 2009 and is applicable for each successive offering period thereafter. Offering and purchase periods will continue to begin on December 8 and June 8 of each year. New participants will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the Company’s common shares at the beginning or the end of each six-month period. The existing two-year offering periods will be phased out and any currently enrolled participant in a current 24-month offering period will continue in the current offering period until the earlier of the end of the offering period or in the event the current offering period is reset. A reset occurs if the fair market value of Marvell common shares on any purchase date is less than it was on the first day of the offering period. Currently enrolled participants were granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the three months ended May 1, 2010, the Company recognized $4.8 million stock-based compensation expense related to the activity under the Restated Purchase Plan. The Company did not issue any shares under the Restated Purchase Plan in the three months ended May 1, 2010. As of May 1, 2010, there was $5.7 million of unrecognized compensation cost related to the Restated Purchase Plan.

Stock option activity under the Company’s stock option plans for the three months ended May 1, 2010 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Balance at January 30, 2010	70,966	$11.28
Granted	1,470	$20.87
Canceled/Forfeited/Expired	(1,439)	$22.27
Exercised or issued	(5,777)	$8.92

Balance at May 1, 2010	65,220	$11.47

Vested or expected to vest at May 1, 2010	62,926	$11.47

Exercisable at May 1, 2010	43,081	$11.35

Included in the preceding table are options for 918,000 common shares granted to certain officers at exercise prices ranging between $6.84 and $17.66 that will become exercisable only upon the achievement of specified annual earnings per share targets or achievement of certain operating performance criteria through fiscal 2014.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at May 1, 2010 was $602.9 million and 5.5 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at May 1, 2010 was $423.8 million and 4.2 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of April 30, 2010.

Included in the table below is activity related to restricted stock units (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 30, 2010	2,746	$8.99
Granted	4,178	$21.13
Vested	(432)	$12.36
Canceled/Forfeited	(74)	$9.19

Balance at May 1, 2010	6,418	$16.68

Included in the preceding table are 557,000 restricted stock units granted to certain officers that will become exercisable only upon the achievement of certain revenue growth and/or operating performance criteria through fiscal 2012. The aggregate intrinsic value and weighted average remaining contractual term of restricted stock units vested and expected to vest as of May 1, 2010 was $114.5 million and 1.8 years, respectively.

The Company’s current practice is to issue new shares to satisfy share option exercises. As of May 1, 2010, compensation costs related to nonvested awards not yet recognized amounted to $232.9 million. The unamortized compensation expense for stock options and restricted stock units will be amortized on a straight-line basis, except for performance-based awards which are amortized on an accelerated basis and is expected to be recognized over a weighted-average period of 2.3 years and 2.9 years, respectively.

The total tax benefit attributable to options exercised for the three months ended May 1, 2010 was $185,000 as reported on the unaudited condensed consolidated statements of cash flows in financing activities. Such excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Income Taxes

For the three months ended May 1, 2010 and May 2, 2009, the Company’s effective tax rate was an income tax benefit of 0.6% and an income tax expense of 1.8%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense, amortization of acquired intangibles and accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions. For the three months ended May 1, 2010, the effective tax rate was impacted by a reduction of unrecognized tax benefits of approximately $6.5 million due to the expiration of the statute of limitation in multiple jurisdictions.

The Company’s total unrecognized tax benefits as of May 1, 2010 and January 30, 2010 were $103.1 million and $103.3 million, respectively. The Company’s liability for potential interest and penalties as of May 1, 2010 and January 30, 2010 was $29.8 million and $29.9 million, respectively. If recognized, all of the liabilities recorded to date, except the portion attributable to the foreign exchange gains and losses, will impact the effective tax rate.

The Company conducts business globally and, as a result, one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as China, Israel, Japan, Singapore, Switzerland and the United States. The Company is subject to non-U.S. and U.S. income tax examinations for years beginning with fiscal year 2002 and fiscal year 2007, respectively.

Note 13. Related Party Transactions

In August, 2005, through its subsidiaries MSI and MIL, the Company entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (“C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as other license and manufacturing services agreements of the Company with other third parties for similar technology. The Company recognized no revenue under the C2Micro License Agreement during the three months ended May 1, 2010 and May 2, 2009. Dr. Sehat Sutardja, the Company’s President and Chief Executive Officer, and Weili Dai, the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Dr. Sehat Sutardja and Weili Dai are husband and wife. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, is also an indirect shareholder of C2 Microsystems as a partner of entities who have invested in C2 Microsystems. Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

In January 2007, the Company, through MIL, entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). The Evaluation License Agreement has no consideration. The Company incurred $0 and $2,000 of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the semiconductor business of UTStarcom, Inc. during the three months ended May 1, 2010 and May 2, 2009, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI Corporation. In March 2009, the Company entered into an addendum to this core license agreement with VeriSilicon. The Company recorded a license fee of $500,000 and maintenance fees of $80,000. In June 2009, the Company entered into a second addendum to this technology license agreement with VeriSilicon for VeriSilicon to perform services for a fee of $40,000. In December 2009, the Company entered into a third addendum to this technology agreement with VeriSilicon to license additional technology for a license fee of $275,000 with an annual support fee of $47,500. In March 2010, the Company entered into a fourth addendum to this technology agreement with VeriSilicon to license additional technology for a license fee of $2.5 million with an annual support fee of $120,000. No amounts were paid to Verisilicon during the three months ended May 1, 2010 and May 2, 2009. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

         In October 2007, the Company entered into a License Agreement with Vivante Corporation (the “Vivante Agreement”). The Vivante Agreement has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. In August 2008, the Company entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. The Company recorded $2.0 million for the license fee and $200,000 of maintenance during the year ended January 31, 2009 in connection with this Technology License Agreement. In January 2009, the Company entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. In April 2009, the Company entered into an amendment to the Technology License Agreement with Vivante. The Company recorded $1.0 million for the license fee and $70,000 of maintenance during the three months ended May 2, 2009 in connection with the amendment to the Technology License Agreement. In June 2009, the Company entered into the second amendment to the Technology License Agreement with Vivante. The Company recorded $500,000 for the license fee and $50,000 of maintenance during the three months ended August 1, 2009. In December 2009, the Company entered into an Amended and Restated Technology License Agreement with Vivante for additional license technology and recorded $12.0 million for the license fee (paid over three years) and $350,000 of maintenance. During the three months ended May 1, 2010, the Company paid Vivante $1.8 million of license fees and $350,000 for maintenance. No amounts were paid to Vivante during the three months ended May 2, 2009. The Company incurred $7,600 and $0 of royalty expense from Vivante under the Technology License Agreement during the three months ended May 1, 2010 and May 2, 2009, respectively. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, is also an indirect shareholder of Vivante as a partner of entities who have invested in Vivante.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; our expectations regarding industry trends; our anticipation that the total amount of sales through distributors will increase in future periods; our expectations regarding our inventory levels; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our expectations regarding the amount of our future sales in Asia; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding results, cash flows and expense for the second quarter ending July 31, 2010 compared with the first quarter ended May 1, 2010; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources, capital expenditures, investment requirements and commitments to meet our capital needs for the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our plan regarding forward exchange contracts and the effect of foreign exchange rates; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; the anticipated features and benefits of our technology solutions; and our expectations regarding unrecognized tax benefits. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of the worldwide financial crisis; the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive and wireless and cellular industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; our ability to compete in the wired and wireless communications markets; the impact of lengthy and expensive product sales cycles; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex system-on-a-chip devices leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceiver (“PHY”), handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. We are a fabless integrated circuit company, which means that we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2011 and fiscal 2010 are comprised of a 52-week period. In this Quarterly Report on Form 10-Q, we refer to the fiscal year ended January 31, 2009 as fiscal 2009, the fiscal year ended January 30, 2010 as fiscal 2010, and the fiscal year ending January 29, 2011 as fiscal 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 30, 2010. There have been no material changes in any of our critical accounting policies during fiscal 2011.

Results of Operations

Through one quarter of fiscal 2011, we have begun to see the benefits of many of the investments made in the last few years as several of our new products are ramping in volumes at key customers. We are also benefitting from the new cost and expense structure we modified during the economic downturn, which is allowing us to deliver strong results. Although we are cautious about some of the recent economic developments in Europe and other regions and the impact of the capacity constraints in the supply chain, we believe our business prospects are strong. As a result, we have begun and will continue to selectively add headcount in certain key areas to ensure we are able to support growing our business.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	May 1, 2010	May 2, 2009
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	40.2	49.4
Research and development	25.6	39.6
Selling and marketing	4.5	6.5
General and administrative	2.7	19.7
Amortization and write-off of acquired intangible assets	2.6	5.8

Total operating costs and expenses	75.6	121.0

Operating income (loss)	24.4	(21.0)
Interest and other expense, net	(0.4)	0.0
Interest expense	0.0	0.0

Income (loss) before income taxes	24.0	(21.0)
Provision (benefit) for income taxes	(0.1)	0.4

Net income (loss)	24.1%	(21.4)%

Three Months Ended May 1, 2010 and May 2, 2009

Net Revenue

	Three Months Ended		% Change
	May 1, 2010	May 2, 2009
	(in thousands, except percentage)
Net revenue	$855,579	$521,434	64.1%

The increase in net revenue for the three months ended May 1, 2010 compared to the three months ended May 2, 2009 reflected the improvement in overall economic conditions as well as the ramp of new products, new programs, and in certain cases, new customers. Greater than 50% of our new product revenue was the result of continued strong demand for our 3G communications processors and over 25% was due to demand for our new WiFi products, primarily our .11n Avastar ™ products. Our recent and planned future growth represented the benefits of the significant efforts on new product and design wins over the past two years. Our storage business grew 59% in the three months ended May 1, 2010 compared to the three months ended May 2, 2009 contributing to more than half of our revenue. Within our mobile and wireless business, demand for our application and communication processors increased, helping the mobile and wireless business to grow 94% in the three months ended May 1, 2010 compared to the three months ended May 2, 2009. Our networking business represented approximately 20% of our business and grew by 49% in the three months ended May 1, 2010 compared to the three months ended May 2, 2009 as our enterprise switching and PHY products ramped up, offsetting declines in system controllers. We currently expect that revenue for the three months ended July 31, 2010 will increase moderately from the level of revenue that we reported for the three months ended May 1, 2010 as several of our new products continue to ramp.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the three months ended May 1, 2010, three customers each represented more than 10% of our net revenue, and totaled 48% of our net revenue. For the three months ended May 2, 2009, three customers represented more than 10% of our net revenue, with a total of 50% of our net revenue. No distributors accounted for more than 10% of our net revenue for the three months ended May 1, 2010 and May 2, 2009.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 85% and 88% of our net revenue for the three months ended May 1, 2010 and May 2, 2009, respectively. The rest of our sales are to customers located in the United States and other geographic regions. We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia.

Cost of Goods Sold

	Three Months Ended
	May 1, 2010	May 2, 2009	% Change
	(in thousands, except percentage)
Cost of Goods Sold	$343,985	$257,630	33.5%
% of net revenue	40.2%	49.4%

The decrease in cost of goods sold as a percentage of revenue for the three months ended May 1, 2010 compared to the three months ended May 2, 2009 of $86 million was primarily driven by the improved cost structure of our newer products as we have continued to benefit from cost reduction efforts with our key manufacturing partners, continued focus on efficiency and yield improvements, and lower inventory reserves. We also benefited in the three months ended May 1, 2010 by the sales of previously written down inventory. Our cost of goods sold as a percentage of revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our foundry, assembly and test subcontractors, the introduction of new products with lower margins and product warranty costs. We currently expect cost of goods sold as a percentage of revenues to increase slightly in the three months ended July 31, 2010 due to the ramp of some newer products with lower gross margins.

Research and Development

	Three Months Ended
	May 1, 2010	May 2, 2009	% Change
	(in thousands, except percentage)
Research and development	$219,111	$206,089	6.3%
% of net revenue	25.6%	39.6%

The increase in research and development expense for the three months ended May 1, 2010 compared to the three months ended May 2, 2009 of $13.0 million was primarily due to increases in salary and related costs of $14.3 million, mainly attributable to the rollout of the incentive compensation program during the middle portion of fiscal 2010 and to a lesser extent, new hires to support the growth of our business. In addition, wafer, test and other preproduction engineering materials increased $7.4 million due to increased activity to bring new products to market. In addition, research and development expenses increased in several other areas as we continue our increased development efforts to bring products to market to meet customer requirements. Partially offsetting the increases was a decrease in restructuring costs of $5.7 million due primarily to headcount reductions in the three months ended May 2, 2009 as we adjusted our business in response to the global economic downturn. Also contributing to the decrease in expense was an increase of $2.9 million from the benefit of research and development funding from customers for development work and a decrease in stock-based compensation of $2.9 million due to older options with higher valuations becoming fully vested.

        We currently expect research and development expense during the second quarter ending July 31, 2010 will moderately increase from the level of expense reported during the first quarter ended May 1, 2010 in connection with headcount additions and a higher volume of new tapeout activities.

Selling and Marketing

	Three Months Ended
	May 1, 2010	May 2, 2009	% Change
	(in thousands, except percentage)
Selling and marketing	$38,423	$33,910	13.3%
% of net revenue	4.5%	6.5%

The increase in selling and marketing expense for the three months ended May 1, 2010 compared to the three months ended May 2, 2009 of $4.5 million was primarily due to an increase of $4.8 million due to higher trade show and public relation expenses as we increased our presence in these areas. In addition, salaries and wages increased $0.8 million due to higher bonus-related costs. Partially offsetting the increases was a decrease in restructuring costs of $1.3 million due primarily to headcount reductions during the three months ended May 2, 2009.

We currently expect that selling and marketing expense during the second quarter ending July 31, 2010 will increase moderately from the level of expense reported during the first quarter ended May 1, 2010.

General and Administrative

	Three Months Ended
	May 1, 2010	May 2, 2009	% Change
	(in thousands, except percentage)
General and administrative	$23,108	$102,728	(77.5)%
% of net revenue	2.7%	19.7%

The decrease in general and administrative expense for the three months ended May 1, 2010 compared to the three months ended May 2, 2009 of $79.6 million was primarily due to a $72.0 million settlement recorded in the three months ended May 2, 2009 in connection with the settlement of the class action securities litigation related to our historical stock option granting practices. In addition, legal fees decreased by $9.7 million primarily due to the timing of trial activity and lower activity as a result of the settlement of various litigation matters and restructuring costs decreased by $0.8 million primarily due to headcount reductions in the three months ended May 2, 2009. Partially offsetting the decreases was an increase in salaries and wages of $3.6 million due to higher bonus-related costs.

We currently expect that general and administrative expense during the second quarter ending July 31, 2010 will increase moderately from the level of expense reported during the first quarter ended May 1, 2010.

Amortization of Acquired Intangible Assets

	Three Months Ended
	May 1, 2010	May 2, 2009	% Change
	(in thousands, except percentage)
Amortization of acquired intangible assets	$22,549	$30,356	(25.7)%
% of net revenue	2.6%	5.8%

The decrease in amortization of acquired intangible assets for the three months ended May 1, 2010 compared to the three months ended May 2, 2009 was due to intangible assets from certain acquisitions becoming fully amortized and the effects of the write-off of certain purchased intangibles during the fourth quarter ended January 30, 2010.

Interest and Other Expense, Net

	Three Months Ended
	May 1, 2010	May 2, 2009	% Change
	(in thousands, except percentage)
Interest and other expense, net	$(3,701)	$(72)	5,040.3%
% of net revenue	(0.4)%	0.0%

The increase in expense for the three months ended May 1, 2010 compared to the three months ended May 2, 2009 was primarily due to unfavorable foreign currency impacts on our tax contingency reserves as a result of the weakening of the U.S. dollar. In addition, we incurred a loss on the severance fund assets in a foreign jurisdiction which was partially offset by an increase in interest income due to higher average cash and cash equivalents and short-term investment balances.

Interest Expense

	Three Months Ended
	May 1, 2010	May 2, 2009	% Change
	(in thousands, except percentage)
Interest expense	$(51)	$(88)	(42.0)%
% of net revenue	0.0%	0.0%

The decrease in interest expense for the three months ended May 1, 2010 compared to the three months ended May 2, 2009 was due to the repayment of capital lease obligations resulting in lower interest expense.

Provision (Benefit) for Income Taxes

	Three Months Ended
	May 1, 2010	May 2, 2009	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(1,116)	$2,018	(155.3)%
% of net revenue	(0.1)%	0.4%

For the three months ended May 1, 2010, we recorded an income tax benefit of $1.1 million compared to an income tax provision of $2.0 million for the three months ended May 2, 2009. The effective tax rates in any given quarter are influenced by items for which we do not receive a tax benefit, such as stock-based compensation expense, amortization of acquired intangibles, and accounting for uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Tax.” For the three months ended May 1, 2010, the provision was impacted by a reduction of unrecognized tax benefits of approximately $6.5 million due to the expiration of the statute of limitation in multiple jurisdictions.

Liquidity and Capital Resources

Our principal source of liquidity as of May 1, 2010 consisted of approximately $1.4 billion of cash and cash equivalents and $726.9 million of short-term investments. Since our inception, we have financed our operations through a combination of sales of equity securities, debt financing and cash generated by operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $255.6 million for the three months ended May 1, 2010. The cash inflows from operations in the three months ended May 1, 2010 were primarily due to $279.2 million of net income adjusted for non-cash items, which was offset by $23.6 million of negative changes in working capital.

Improvements in working capital during the three months ended May 1, 2010 included a decrease in inventories of $35.4 million as demand for our products has been strong and capacity in the supply chain has been tight making it difficult to increase our inventory levels to more optimal levels based on our current and anticipated business levels. Deferred income increased by $23.9 million due to our distributors increasing inventory levels in anticipation of increased sales to their end customers. Prepaid expenses and other assets decreased by $10.4 million primarily due to amortization of payments for computer-aided-design (“CAD”) licenses and receipt of foundry rebates. Significant working capital changes offsetting positive cash flows for the three months ended May 1, 2010 related to an increase in accounts receivable of $91.9 million due to the shipment patterns in the three months ended May 1, 2010 as compared to the previous quarter. Accrued employee compensation also decreased by $10.5 million primarily due to the payout of the fiscal 2010 bonuses during the first quarter.

Net cash provided by operating activities of $144.5 million for the three months ended May 2, 2009 included $25.5 million from net loss adjusted for non-cash items and $170.0 million of net cash provided by changes in working capital items. Improvements in working capital included a significant decrease in inventories of $106.3 million, which was primarily due to our efforts to control our inventory levels as a result of the difficult economic environment at the time. Accrued liabilities and other increased primarily due to a legal settlement in connection with the class action securities litigation related to our historical stock option granting practices. In addition, accounts payable increased by $30.7 million due to efforts to improve the management of our cash conversion cycle. Finally, accrued employee compensation increased $13.0 million due primarily to an increase in employee stock purchase plan contributions and prepaid and other assets decreased $14.3 million due to a decrease in the receivable from one of our foundries and amortization of CAD licenses.

Significant working capital changes offsetting positive cash flows for the three months ended May 2, 2009 related to an increase in accounts receivable of $63.3 million due primarily to the timing of revenue recorded as we experienced much of the increase in revenue late in the quarter.

Net Cash Used in Investing Activities

Net cash used in investing activities was $57.1 million for the three months ended May 1, 2010 compared to $12.7 million for the three months ended May 2, 2009. The net cash used in investing activities in the three months ended May 1, 2010 was primarily due to net purchases of short-term investments of $38.4 million as we continued to increase the activity within our new investment strategy, purchases of property and equipment of $16.4 million mainly to support additional capacity and purchases of technology licenses of $2.3 million to help accelerate product development in certain applications. The net cash used for the three months ended May 2, 2009 was due to purchases of property and equipment of $3.4 million along with purchases of technology licenses of $9.3 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $48.4 million for the three months ended May 1, 2010 compared to net cash used in financing activities of $19,000 for the three months ended May 2, 2009. For the three months ended May 1, 2010, net cash provided by financing activities was attributable to proceeds from the issuance of common shares under our stock option plan of $48.7 million which was partially offset by payments on capital leases of $0.5 million. The net cash used in financing activities was attributable to principal payments on capital leases partially offset by proceeds from the issuance of common shares under our stock option plans.

Contractual Obligations and Commitments

Under our manufacturing relationships with our foundry partners, cancellation of outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of May 1, 2010, the total value of open purchase orders with these foundries were approximately $302.2 million. In February 2005 and as amended in March 2005, we entered into an agreement with a foundry to secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices for a period of five and a half years beginning on October 1, 2005. In return, we agreed to pay the foundry $174.2 million over a period of 18 months. The amendment extended the term of the agreement and the agreed upon pricing terms. As of May 1, 2010, all payments had been made and approximately $161.7 million of the prepayment had been utilized. At May 1, 2010, there were no outstanding commitments under the agreement.

As of May 1, 2010, we had approximately $40.5 million of other outstanding non-cancelable purchase orders for capital purchase obligations.

The following table summarizes our contractual obligations as of May 1, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
	(Remaining nine months)
Contractual obligations:
Facilities operating leases, net	$13,250	$12,896	$9,624	$1,775	$799	$2,269	$40,613
CAD and other operating leases	27,063	40,614	33,883	1,078	1,078	5,571	109,287
Capital lease obligations	1,563	511	—	—	—	—	2,074
Purchase commitments to foundries	302,200	—	—	—	—	—	302,200
Capital purchase obligations	40,457	—	—	—	—	—	40,457

Total contractual cash obligations	$384,533	$54,021	$43,507	$2,853	$1,877	$7,840	$494,631

Included in operating lease commitments are lease payments for computer-aided-design software license agreements and airplane lease commitments.

In addition to the above commitments and contingencies, as of May 1, 2010, we had recorded $103.1 million of unrecognized tax benefits as liabilities in accordance with ASC 740-10-05. We also had recorded a liability for potential interest and penalties of $29.8 million as of May 1, 2010. During the next 12 months, we believe that tax audit resolutions and the expiration of applicable statutes of limitations could potentially reduce our unrecognized tax benefit by up to $12.0 million. However, this amount could change because we may have negotiations with various tax authorities throughout the year. At this time, we are unable to make an estimate of the amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Prospective capital needs

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

Off-Balance Sheet Arrangements

As of May 1, 2010, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance that amends the consolidation rules related to variable interest entities. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance became effective during the three months ended May 1, 2010 and the adoption did not have a material impact on our financial position or results of operations.

        In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance was adopted prospectively during the three months ended May 1, 2010, however, as we do not generally enter into multiple element arrangements, the adoption did not impact our financial position or results of operations.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective during the three months ended May 1, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Related Party Transactions

In August 2005, through our subsidiaries MSI and Marvell International Ltd. (“MIL”), we entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (the “C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as our other license and manufacturing services agreements with other third parties for similar technology. We recognized no revenue under the C2Micro License Agreement during the three months ended May 1, 2010 and May 2, 2009. Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Dr. Sehat Sutardja and Weili Dai are husband and wife. Kuo Wei (Herbert) Chang, a member of our Board of Directors, is also an indirect shareholder of C2 Microsystems as a partner of entities who have invested in C2 Microsystems. Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

In January 2007, through our subsidiary MIL, we entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”), with VeriSilicon Holdings Co., Ltd (“VeriSilicon”). The Evaluation License Agreement has no consideration. We incurred $0 and $2,000 of royalty expense from VeriSilicon under a core license agreement assumed from our acquisition of the semiconductor business of UTStarcom, Inc. during the three months ended May 1, 2010 and May 2, 2009, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI Corporation. In March 2009, we entered into an addendum to this core license agreement with VeriSilicon and recorded a license fee of $500,000 and maintenance fees of $80,000. In June 2009, we entered into the second addendum to the technology license agreement with VeriSilicon for them to perform certain services for a fee of $40,000. In December 2009, we entered into a third addendum to this technology agreement with Verisilicon to license additional technology for a license fee of $275,000 with an annual support fee of $47,500. In March 2010, we entered into a fourth addendum to this technology agreement with VeriSilicon to license additional technology for a license fee of $2.5 million with an annual support fee of $120,000. No amounts were paid to Verisilicon during the three months ended May 1, 2010 and May 2, 2009. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

On October 31, 2007, we entered into a License Agreement with Vivante Corporation (the “Vivante Agreement”). The Vivante Agreement has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology. In August 2008, we entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also has substantially similar terms as we would expect to obtain for license agreements with other third parties for similar technology. We recorded $2.0 million for the license fee and $200,000 of maintenance during fiscal 2009 in connection with this Technology License Agreement. In January 2009, we entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. In April 2009, we entered into an amendment to the Technology License Agreement with Vivante. We recorded $1.0 million for the license fee and $70,000 of maintenance during the three months ended May 2, 2009 in connection with the amendment to the Technology License Agreement. In June 2009, we entered into the second amendment to the Technology License Agreement with Vivante and recorded $500,000 for the license fee and $50,000 of maintenance during the three months ended August 1, 2009. In December 2009, we entered into an Amended and Restated Technology License Agreement with Vivante for additional license technology and recorded $12.0 million for the license fee (paid over three years) and $350,000 of maintenance. During the three months ended May 1, 2010, we paid Vivante $1.8 million of license fees and $350,000 for maintenance. No amounts were paid to Vivante during the three months ended May 2, 2009. We incurred $7,600 and $0 of royalty expense from Vivante under the Technology License Agreement during the three months ended May 1, 2010 and May 2, 2009, respectively. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of our Board of Directors, is also an indirect shareholder of Vivante as a partner of entities who have invested in Vivante.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to its fixed income short-term investment portfolio as we do not have any outstanding debt as of May 1, 2010. We maintain an investment policy that requires minimum short-term and long-term credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring average and maximum maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of May 1, 2010, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $6.3 million incremental decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not result in any cash flow impact.

As of May 1, 2010, our investment portfolio included $41.6 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and illiquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations described above. As of May 1, 2010, the auction rate securities were $2.3 million less than par value and recorded in long-term investments except for one $5 million auction rate security, which was transferred to short-term investments during fiscal 2010 after we executed a settlement agreement with UBS to sell back the security at par value at any time during the period beginning June 30, 2010 and expiring July 2, 2012. As a result of the settlement agreement, we received a put option and elected to measure it at fair value.

Based on our assessment of our cash flow projections, a balance of approximately $2.1 billion in cash, cash equivalents and short-term investments other than auction rate securities and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value in order to operate our business. We do not have the intent to sell these auction rate securities until recovery and it is more likely than not that we will not be required to sell the auction rate securities prior to recovery. Thus we consider the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity. To the extent we determine that any impairment is other-than-temporary, the impairment would be recorded to earnings.

Investment Risk. We invest in equity instruments of privately held companies for business and strategic purposes. These investments, which totaled $7.3 million at May 1, 2010, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations of these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Foreign Currency Exchange Risk. Substantially all of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies and these expenses may be higher or lower in U.S. dollar terms. Furthermore, our operation in Israel represents more than half of our total foreign currency exposure. We may also hold certain assets and liabilities, including potential local tax liabilities, in local currency on our balance sheet. We record the related effects of foreign exchange fluctuations on local currency expenses through operating expense, and record foreign exchange fluctuations of assets and liabilities to other income and expense. Significant fluctuations in exchange rates in countries where we incur expenses or record assets or liabilities in local currency could affect our business and operating results in the future. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular hedge a portion of the forecasted Israel Shekel expenses. We will enter into short-term forward exchange contracts, typically less than 12 months in maturities, to hedge exposures for expenses and purchases denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. De-designated hedges or hedges deemed ineffective are recorded in other income and expense. We do not hedge our tax liabilities denominated in local currency on our balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 2.6%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of this impact.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 1, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended January 30, 2010 and subsequent reports on Forms 10-Q and 8-K. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

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

We operate in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, this industry has experienced significant demand downturns. These downturns are characterized by decreases in product demand, excess customer inventories and sometimes accelerated erosion of prices. These factors could cause substantial fluctuations in our net revenue, gross margin, cash flows and results of operations. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Furthermore, our foundry partners often require significant amounts of financing in order to build wafer fabrication facilities. If they are unable to obtain financing and anticipated capacity is not completed, we may experience a shortage of capacity, which could increase our costs or reduce our ability to meet customer demand. Any downturns in the current environment may be severe and prolonged, and any failure of the markets in which we operate to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry is also subject to periodic increases in demand and supply constraints, which may affect our ability to ship products. Accordingly, our results of operations may vary significantly as a result of the general conditions in the semiconductor industry, which could cause fluctuations in our stock price.

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

We operate in the intensely competitive wired and wireless communications markets, and our failure to compete effectively would harm our results of operations.

The semiconductor industry and specifically the wired and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of wired and wireless products and services.

As the markets we compete in continue to increase, our revenues and gross margins may be harmed. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the wired and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. We cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. For the three months ended May 1, 2010, three customers accounted for a total of approximately 48% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

No Guarantee of Capacity or Supply:

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. In addition, when demand is strong, availability of foundry capacity may be constrained, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. For example, as a consequence of the economic downturn, during the last several months of fiscal 2010 and into the first quarter of fiscal 2011, we experienced some supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to the high utilization levels required due to a rapid increase in demand. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need.

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

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. For example, we have experienced periods of rapid growth and expansion. Through internal growth and acquisitions, we significantly increased the scope of our operations and expanded our workforce from 1,205 employees, as of January 31, 2003, to 5,354 employees, as of May 1, 2010. In the future, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our costs and operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations. In addition, if such demand does not materialize at the pace which we expect, we may be required to scale down our business through expense and headcount reductions as well as facility consolidations or closures that could result in restructuring charges that would materially and adversely affect our results of operations. For example, in order to reduce expenses in the challenging economic environment that began during the second half of fiscal 2009, in late fiscal 2009 and early in fiscal 2010, we implemented certain cost reduction measures to reduce operating expenses. Because many of our expenses are fixed in the short-term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any decrease in customer demand. If customer demand does not increase as anticipated, our profitability could be adversely affected due to our higher expense levels.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 85% of our net revenue for the three months ended May 1, 2010, 89% of our net revenue in fiscal 2010, 86% of our net revenue in fiscal 2009 and 84% of our net revenue in fiscal 2008.

We have substantial operations, including approximately 20% of our workforce as of May 1, 2010, in Israel. These operations are directly influenced by the political, economic and military conditions affecting Israel. Any potential hostilities involving or within Israel could disrupt these operations. For example, past hostilities between Israel and the Palestinian authority and other groups have caused substantial political unrest, which could lead to a potential economic downturn in Israel.

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

Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had approximately $2.0 billion of goodwill and $156.6 million of intangible assets on our balance sheet as of May 1, 2010. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our financial results. For example, as a result of our analysis related to acquired intangible assets, we recorded an impairment charge of $15.6 million in the fourth quarter ended January 31, 2009. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 17% of our outstanding common shares as of May 1, 2010. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could further delay or prevent an acquisition, under certain circumstances.

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

In addition, many of our contracts with our customers require us to indemnify our customers’ products against claims alleging infringement of the proprietary rights of other parties. From time to time, we have agreed to indemnify select customers for claims made against our products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights.

We have been named as a party to several lawsuits and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities.

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please refer to Note 9 – Commitments and Contingencies (Contingencies) of our Notes to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. The ultimate outcome of these actions could have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.

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

U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. The short-term funding markets experienced credit issues beginning in the second half of calendar 2007 leading to liquidity disruption in the auction rate securities market and certain asset-backed commercial paper. We hold auction rate securities in our portfolio, and if the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition. For additional details on our auction rate securities, please see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

•

requiring a vote of two-thirds of the outstanding shares to approve any change of corporate control in the event the action is not approved by at least 66 2/ 3% of the directors holding office at the date of the Board meeting to approve the action.

These change in corporate control provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

June 8, 2010	By:	/s/ CLYDE R. HOSEIN
Date		Clyde R. Hosein
Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.