Form 10-Q
period 2010-07-31
MARVELL TECHNOLOGY GROUP LTD
filed 2010-09-03
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-30877

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of common shares of the registrant outstanding as of August 20, 2010 was 650.6 million shares.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2010	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,330,152	$1,105,428
Short-term investments	1,049,799	691,289
Accounts receivable, net	490,755	356,796
Inventories	239,320	241,541
Prepaids and other current assets	64,081	62,527
Deferred income taxes	7,964	7,964

Total current assets	3,182,071	2,465,545
Property and equipment, net	343,445	342,497
Long-term investments	34,184	34,281
Goodwill	2,000,544	1,997,662
Acquired intangible assets, net	152,880	179,101
Other non-current assets	154,153	151,854

Total assets	$5,867,277	$5,170,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385,509	$277,405
Accrued liabilities	82,573	82,067
Accrued employee compensation	119,214	125,810
Income taxes payable	19,204	19,992
Deferred income	86,019	59,396
Current portion of capital lease obligations	1,501	1,940

Total current liabilities	694,020	566,610
Capital lease obligations, net of current portion	—	511
Non-current income taxes payable	119,881	117,240
Other long-term liabilities	70,471	68,600

Total liabilities	884,372	752,961

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares	1,300	1,277
Additional paid-in capital	4,745,787	4,607,844
Accumulated other comprehensive income (loss)	531	(885)
Retained earnings (accumulated deficit)	235,287	(190,257)

Total shareholders’ equity	4,982,905	4,417,979

Total liabilities and shareholders’ equity	$5,867,277	$5,170,940

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net revenue	$896,474	$640,620	$1,752,053	$1,162,054
Operating costs and expenses:
Cost of goods sold	366,682	288,059	710,667	545,689
Research and development	228,211	196,190	447,322	402,279
Selling and marketing	36,863	32,908	75,286	66,818
General and administrative	25,440	29,468	48,548	132,196
Amortization of acquired intangible assets	21,214	26,446	43,763	56,802

Total operating costs and expenses	678,410	573,071	1,325,586	1,203,784

Operating income (loss)	218,064	67,549	426,467	(41,730)
Interest and other income, net	4,253	1,793	552	1,721
Interest expense	(41)	(1,514)	(92)	(1,602)

Income (loss) before income taxes	222,276	67,828	426,927	(41,611)
Provision for income taxes	2,499	9,335	1,383	11,353

Net income (loss)	$219,777	$58,493	$425,544	$(52,964)

Net income (loss) per share:
Basic	$0.34	$0.09	$0.66	$(0.09)

Diluted	$0.33	$0.09	$0.63	$(0.09)

Weighted average shares:
Basic	648,028	620,881	644,477	619,779

Diluted	675,220	648,110	676,639	619,779

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 31, 2010	August 1, 2009
Cash flows from operating activities:
Net income (loss)	$425,544	$(52,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,851	50,405
Stock-based compensation	57,585	61,663
Amortization and write-off of acquired intangible assets	43,763	56,802
Facilities impairment	1,140	—
Amortization of marketable securities premium	4,812	—
Fair market value adjustment to Intel inventory sold	(1,990)	(3,076)
Excess tax benefits from stock-based compensation	(229)	(69)
Deferred income taxes	(1,457)	5,868
Changes in assets and liabilities:
Accounts receivable	(133,959)	(106,361)
Inventories	3,916	100,587
Prepaid expenses and other assets	6,454	8,921
Accounts payable	98,775	133,781
Accrued liabilities and other	2,248	69,059
Accrued employee compensation	(6,100)	(974)
Income taxes payable	1,853	4,928
Deferred income	26,623	(1,708)

Net cash provided by operating activities	574,829	326,862

Cash flows from investing activities:
Purchases of investments	(710,810)	—
Sales and maturities of investments	347,745	50
Cash paid for acquisition, net	(20,679)	—
Purchases of property and equipment	(39,298)	(7,179)
Purchases of technology licenses	(6,819)	(12,550)

Net cash used in investing activities	(429,861)	(19,679)

Cash flows from financing activities:
Proceeds from employee stock plans	80,477	21,021
Principal payments on capital lease obligations	(950)	(875)
Excess tax benefits from stock-based compensation	229	69

Net cash provided by financing activities	79,756	20,215
Net increase in cash and cash equivalents	224,724	327,398
Cash and cash equivalents at beginning of period	1,105,428	927,409

Cash and cash equivalents at end of period	$1,330,152	$1,254,807

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

The Company

Marvell Technology Group Ltd., a Bermuda company (the “Company”), is a leading global semiconductor provider of high-performance application-specific standard products. The Company’s core strength of expertise is the development of complex system-on-a-chip devices leveraging its extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. The Company’s broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceiver handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications, powerline communications, video-image processing and power management solutions.

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2011 and fiscal 2010 are comprised of 52-week periods.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of July 31, 2010, the results of its operations for the three and six months ended July 31, 2010 and August 1, 2009, and its cash flows for the six months ended July 31, 2010 and August 1, 2009. The January 30, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 30, 2010 included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010 as filed on March 31, 2010 with the Securities and Exchange Commission. The results of operations for the three and six months ended July 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance-based compensation, uncollectible receivables, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, income taxes, revenue recognition and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the United States dollar.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Recent Accounting Pronouncements and Accounting Changes

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop an estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance was adopted during the three months ended May 1, 2010, however, as the Company does not generally enter into multiple element arrangements, its adoption did not impact the Company’s financial position or results of operations.

In December 2009, the Financial Accounting Standard Board (the “FASB”) issued revised guidance that amends the consolidation rules related to variable interest entities by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance and an a company’s obligation to absorb losses or a right to receive benefits that could potentially be significant to the variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance became effective during the three months ended May 1, 2010 and its adoption did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between Level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs using Level 3 methodologies. Except for the detailed disclosure in the Level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance became effective during the three months ended May 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of July 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$536,980	$2,512	$(251)	$539,241
U.S. government and agencies	509,876	691	(9)	510,558

Total short-term investments	$1,046,856	$3,203	$(260)	$1,049,799

Long-term investments:
Available-for-sale:
Auction rate securities	$36,450	$—	$(2,266)	$34,184

Total long-term investments	$36,450	$—	$(2,266)	$34,184

Total investments	$1,083,306	$3,203	$(2,526)	$1,083,983

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of January 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$227,610	$934	$(75)	$228,469
U.S. government and agencies	457,592	258	(30)	457,820
Trading securities:
Auction rate security and settlement option	5,000	—	—	5,000

Total short-term investments	$690,202	$1,192	$(105)	$691,289

Long-term investments:
Available-for-sale:
Auction rate securities	$36,600	$—	$(2,319)	$34,281

Total long-term investments	$36,600	$—	$(2,319)	$34,281

Total investments	$726,802	$1,192	$(2,424)	$725,570

As of July 31, 2010, the Company’s investment portfolio included $36.5 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, the Company used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and illiquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of July 31, 2010, the fair value of auction rate securities was $2.3 million less than par value and was recorded in long-term investments. During the three months ended July 31, 2010, the Company sold one $5 million auction rate security.

Based on the Company’s assessment of its cash flow projections, a balance of approximately $2.4 billion in cash, cash equivalents and short-term investments other than auction rate securities and the fact that the Company continues to generate positive cash flow on a quarterly basis, the Company does not anticipate having to sell these securities below par value in order to operate its business. The Company does not have the intent to sell these auction rate securities until recovery and it is more likely than not that it will not be required to sell the auction rate securities prior to recovery. Thus, the Company considers the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity.

The contractual maturities of available-for-sale and trading debt securities excluding cash and cash equivalents at July 31, 2010, and January 30, 2010 are presented in the following table (in thousands):

	July 31, 2010		January 30, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$489,515	$489,933	$357,179	$357,348
Due between one and five years	557,341	559,866	333,023	333,941
Due in over five years	36,450	34,184	36,600	34,281

	$1,083,306	$1,083,983	$726,802	$725,570

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	July 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
U.S. Federal and State debt securities	$82,214	$(9)	$—	$—	$82,214	$(9)
Corporate debt securities	159,863	(251)	—	—	159,863	(251)
Auction rate securities	—	—	34,184	(2,266)	34,184	(2,266)

Total securities	$242,077	$(260)	$34,184	$(2,266)	$276,261	$(2,526)

	January 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
U.S. Federal and State debt securities	$94,220	$(30)	$—	$—	$94,220	$(30)
Corporate debt securities	28,428	(75)	—	—	28,428	(75)
Auction rate securities	—	—	34,281	(2,319)	34,281	(2,319)

Total securities	$122,648	$(105)	$34,281	$(2,319)	$156,929	$(2,424)

Note 4. Supplemental Financial Information (in thousands)

Inventories

	July 31, 2010	January 30, 2010
Work-in-process	$128,108	$128,371
Finished goods	111,212	113,170

Inventories	$239,320	$241,541

Property and equipment, net

	July 31, 2010	January 30, 2010
Machinery and equipment	$407,947	$371,281
Computer software	72,281	66,643
Furniture and fixtures	23,426	23,335
Leasehold improvements	32,080	33,224
Buildings	144,596	146,294
Building improvements	40,921	45,631
Land	69,246	71,198
Construction in progress	4,083	5,174

	794,580	762,780
Less: Accumulated depreciation and amortization	(451,135)	(420,283)

Property and equipment, net	$343,445	$342,497

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other non-current assets

	July 31, 2010	January 30, 2010
Severance fund	$56,371	$57,261
Deferred tax assets, non-current	36,095	34,638
Technology licenses	34,417	33,486
Long-term prepayments for foundry capacity	8,940	8,504
Equity investments in privately held companies	8,064	6,314
Other	10,266	11,651

Other non-current assets	$154,153	$151,854

Accrued liabilities

	July 31, 2010	January 30, 2010
Accrued rebates	$19,438	$13,404
Accrued royalties	16,808	12,651
Accrued legal and professional services	10,780	13,585
Customer advances	5,327	8,167
Accrued tapeouts	5,625	5,957
Accrued sales/goods and services tax	4,173	6,082
Other	20,422	22,221

Accrued liabilities	$82,573	$82,067

Other long-term liabilities

	July 31, 2010	January 30, 2010
Accrued severance	$54,990	$53,549
Technology license obligation	4,500	4,500
Long-term facilities consolidation	3,226	3,305
Other	7,755	7,246

Other long-term liabilities	$70,471	$68,600

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

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Numerator:
Net income (loss)	$219,777	$58,493	$425,544	$(52,964)

Denominator:
Weighted average common shares outstanding	648,028	620,881	644,477	619,779
Effect of dilutive securities:
Common share options and other	27,192	27,229	32,162	—

Weighted average shares — diluted	675,220	648,110	676,639	619,779

Net income (loss) per share:
Basic	$0.34	$0.09	$0.66	$(0.09)
Diluted	$0.33	$0.09	$0.63	$(0.09)

Options to purchase 12.7 million weighted-average shares at a weighted average exercise price of $21.15 have been excluded from the computation of diluted net income per share for the three months ended July 31, 2010 because including them would have been anti-dilutive. Options to purchase 27.1 million weighted-average shares at a weighted average exercise price of $17.08 have been excluded from the computation of diluted net income per share for the three months ended August 1, 2009 because including them would have been anti-dilutive.

Options to purchase 10.1 million weighted-average shares at a weighted average exercise price of $22.03 have been excluded from the computation of diluted net income per share for the six months ended July 31, 2010 because including them would have been anti-dilutive. The effects of common share options, restricted stock units and other securities totaling 22.1 million shares were excluded from diluted net loss per share for the six months ended August 1, 2009 as the impact is anti-dilutive in net loss periods.

Comprehensive income (loss)

The changes in the components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31 2010	August 1, 2009	July 31 2010	August 1, 2009
Net income (loss)	$219,777	$58,493	$425,544	$(52,964)
Other comprehensive income
Change in unrealized gains on marketable securities	1,733	—	1,856	—
Change in unrealized gains (losses) on auction rate securities	49	(274)	53	(1,160)
Change in unrealized gains (losses) on cash flow hedges	(690)	2,866	(491)	1,790
Change in other	(1)	(585)	(2)	(585)

Total comprehensive income (loss)	$220,868	$60,500	$426,960	$(52,919)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	July 31, 2010	January 30, 2010
Unrealized gains on marketable securities	$2,943	$1,087
Unrealized losses on auction rate securities	(2,266)	(2,319)
Unrealized gains (losses) on cash flow hedges	(150)	341
Other	4	6

Accumulated other comprehensive income (losses)	$531	$(885)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The notional amounts of outstanding hedge contracts were as follows (in thousands):

	July 31, 2010		January 30, 2010
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Israeli shekel	$43,155	$—	$29,512	$(1,163)

Cash Flow Hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges for certain operating expenses denominated in Israeli shekels. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. The effective change is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified to operating expense when the hedged expense is recognized. Ineffectiveness is recorded in interest and other income, net.

Other Foreign Currency Forward Contracts. The Company enters into foreign currency forward exchange contracts to hedge certain payments denominated in Israeli shekels that it does not designate as hedges for accounting purposes. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in interest and other income, net.

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows (in thousands):

	July 31, 2010	January 30, 2010
Prepaids and other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$—	$836
Other forward contracts	—	(6)

Total derivative assets	$—	$830

Accrued liabilities:
Derivative assets designated as hedging instruments:
Cash flow hedges	$88	$—

Total derivative liabilities	$88	$—

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by cash flow hedges.

Cash Flow Hedges (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Accumulated OCI, beginning of period	$540	$(1,076)	$341	$—
Gains (losses) recorded in OCI (effective portion)	(267)	3,656	(17)	2,580
Losses reclassified from OCI to operating expense (effective portion)	(423)	(790)	(474)	(790)

Accumulated OCI, end of period	$(150)	$1,790	$(150)	$1,790

The Company anticipates reclassifying the accumulated loss recorded as of July 31, 2010 from accumulated other comprehensive income to operating expense within 12 months.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Fair Value Measurements

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 and Level 2 with the exception of its investments in auction rate securities, which are classified within Level 3. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. The total amount of assets measured using Level 3 valuation methodologies represented 0.6% of total assets as of July 31, 2010. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in corporate debt securities are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of July 31, 2010 and January 30, 2010. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at July 31, 2010
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$611,080	$—	$—	$611,080
US government and agencies	62,766	—	—	62,766
Corporate debt securities	—	7,674	—	7,674
Short-term investments:
US government and agencies	510,558	—	—	510,558
Corporate debt securities	—	539,241	—	539,241
Long-term investments:
Auction rate securities	—	—	34,184	34,184
Other non-current assets:
Severance pay fund	9,310	47,061	—	56,371

Total assets	$1,193,714	$593,976	$34,184	$1,821,874

Liabilities
Accrued liabilities:
Forward contracts	—	$88	—	$88

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 30, 2010
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$542,574	$—	$—	$542,574
US government and agencies	105,304	—	—	105,304
Corporate debt securities	—	4,000	—	4,000
Short-term investments:
US government and agencies	457,820	—	—	457,820
Corporate debt securities	—	228,469	—	228,469
Auction rate securities and settlement option	—	—	5,000	5,000
Long-term investments:
Auction rate securities	—	—	34,281	34,281
Prepaids and other current assets:
Forward contracts	—	830	—	830
Other non-current assets:
Severance pay fund	9,156	48,105	—	57,261

Total assets	$1,114,854	$281,404	$39,281	$1,435,539

The following tables summarize the change in fair value for Level 3 items during the six months ended July 31, 2010 and August 1, 2009 (in thousands):

Level 3
Changes in fair value during the six months ended July 31, 2010 (pre-tax):
Beginning balance at January 31, 2010	$39,281
Purchases	—
Sales, redemption and settlement	(5,150)
Unrealized gain included in accumulated other comprehensive income	53

Ending balance at July 31, 2010	$34,184

Level 3
Changes in fair value during the six months ended August 1, 2009 (pre-tax):
Beginning balance at February 1, 2009	$40,541
Purchases	—
Sales and redemption	(50)
Unrealized loss included in accumulated other comprehensive loss	(1,158)

Ending balance at August 1, 2009	$39,333

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Acquired Intangible Assets, Net (in thousands)

		July 31, 2010			January 30, 2010
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	1 -7 years	$718,540	$(685,814)	$32,726	$714,640	$(665,010)	$49,630
Core technology	1 -8 years	212,650	(142,583)	70,067	212,650	(129,478)	83,172
Trade name	1 -5 years	350	(279)	71	350	(259)	91
Customer contracts	4 -7 years	187,200	(146,887)	40,313	183,300	(137,163)	46,137
Non-compete agreements	3 years	700	(697)	3	700	(629)	71
In-process research and development	*	9,700	—	9,700	—	—	—

Total intangible assets, net		$1,129,140	$(976,260)	$152,880	$1,111,640	$(932,539)	$179,101

*	Upon completion of the project, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset.

Based on the identified intangible assets recorded at July 31, 2010, the future amortization expense of identified intangibles excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year	Amount
Reminder of fiscal 2011	$35,416
2012	44,099
2013	37,365
2014	23,592
2015	1,731
Thereafter	977

$143,180

During the three months ended July 31, 2010, the Company purchased the assets of a company engaged in the development of powerline communication for home networking and broadband over powerline applications. Under the purchase method of accounting, the total purchase price was allocated to tangible and intangible assets based on their fair values as of the date of the completion of the purchase. The purchase price was not significant.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Restructuring

During the three months ended July 31, 2010, as a result of the anticipated sale of one of its facilities, the Company classified the carrying value of the building as held for sale within prepaids and other current assets. This resulted in a charge of $1.1 million to write-down the carrying value to fair value in research and development. In addition, the Company continued to make payments and incur on-going operating expenses from its reserved facilities. During the six months ended July 31, 2010, the Company subleased one its reserved facilities and recorded an adjustment to the restructuring liabilities.

During the three months ended August 1, 2009, the Company continued to implement certain cost reduction measures that included reductions in workforce in all functions of the organization worldwide. As a result, a restructuring charge of $5.0 million consisting of $1.1 million of severance and related employee benefits to the terminated employees, $1.5 million for equipment and other related charges and $2.4 million for additional facilities impairment charges. During the six months ended August 1, 2009, a restructuring charge of $13.3 million consisting of $8.5 million of severance and related employee benefits to the terminated employees, $2.4 million for equipment and other related charges and $2.4 million for additional facilities impairment charges.

The following table sets forth an analysis of the components of the restructuring charges and the payments made (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Restructuring liabilities, beginning of period	$4,964	$7,367	$5,397	$7,685
Equipment and other related charges	520	1,516	888	2,432
Severance and related charges	—	1,104	—	8,524
Facilities and related charges	1,140	2,336	1,140	2,336
Non-cash adjustment	(1,140)	(239)	(1,140)	(239)
Net cash payments	(642)	(6,850)	(1,661)	(15,504)
Adjustments to previous assumptions	—	—	218	—

Restructuring liabilities, end of period	$4,842	$5,234	$4,842	$5,234

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Research and development	$1,370	$3,526	$1,499	$9,366
Selling and marketing	—	524	—	1,788
General and administrative	290	906	747	2,138

	$1,660	$4,956	$2,246	$13,292

The remaining facility lease charges included in the restructuring liabilities will be paid out through fiscal 2018.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Commitments and Contingencies

Purchase commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of July 31, 2010, these foundries had incurred $407.3 million of manufacturing expenses on the Company’s outstanding purchase orders.

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

Contingencies

IPO Securities Litigation. In 2001, two putative class action lawsuits were filed in the United States District Court for the Southern District of New York concerning certain alleged underwriting practices related to the Company’s initial public offering (the “IPO”) on June 29, 2000. The actions were consolidated and a consolidated complaint was filed, naming as defendants certain investment banks that participated in the IPO, the Company, and two of its officers, one of whom is also a director. Plaintiffs claim that defendants violated certain provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by allegedly failing to disclose that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients. The consolidated complaint seeks unspecified damages, interest and fees. In addition, this case has been coordinated with hundreds of other lawsuits filed by plaintiffs against underwriters and issuers for approximately 300 other IPOs. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, allowing certain claims to proceed.

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. On October 5, 2009, the Court issued an order of final approval of the settlement. Certain objectors have filed appeals. If for any reason the settlement does not become effective, the Company believes it has meritorious defenses to the claims against it and intends to defend the action vigorously.

Section 16(b) Litigation. On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. Numerous similar suits were filed by the same plaintiff against other underwriters relating to other issuers. The underwriter defendants and some of the issuer defendants (excluding the Company) filed a motion to dismiss, and on March 12, 2009, the district court ordered dismissal of all claims against the moving issuer defendants without prejudice. The court also ordered dismissal of all claims against the underwriter defendants with prejudice. On April 10, 2009, the plaintiffs filed their notice of appeal to those dismissal orders. In accordance with the briefing schedule set by the Ninth Circuit Court of Appeals on August 18, 2009, plaintiff filed her opening brief on August 26, 2009. On October 2, 2009, the underwriter defendants/appellees/cross-appellants filed their answering brief, and the moving issuers/appellees filed their principal brief as well. Plaintiff/appellant/cross-appellee filed her response and reply briefs on November 2, 2009. The underwriter defendants/appellees/cross-appellants filed their reply brief on November 17, 2009. Pursuant to an order entered by the Ninth Circuit on August 26, 2010, oral argument in this matter has been scheduled for October 5, 2010. No discovery has taken place.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CSIRO Litigation. Australia’s Commonwealth Scientific and Industrial Research Organisation (“CSIRO”) has been and continues to be involved in several patent litigations in the Eastern District of Texas, in which it has accused a number of wireless LAN system manufacturers, including some of the Company’s customers, of infringing CSIRO’s patent, U.S. Patent No. 5,487,069 (the “069 Patent”). CSIRO’s claims of infringement relate to wireless standards known as IEEE 802.11a, 802.11g and 802.11n. As a result of CSIRO’s claims for patent infringement, a number of the Company’s customers have sought, or may in the future seek, indemnification from the Company. In response to these demands for indemnification, the Company has acknowledged certain of the demands and incurred costs in response to them.

On May 4, 2007, Marvell Semiconductor, Inc., (“MSI”), Marvell Asia Pte., Ltd. (“MAPL”), and Marvell International Ltd. (“MIL”) (collectively, the “Company’s Subsidiaries”) filed an action in the United States District Court for the Eastern District of Texas (the “Marvell CSIRO Litigation”) seeking a declaratory judgment against CSIRO that the ’069 Patent is invalid and unenforceable and that the Company’s Subsidiaries and the Company’s customers do not infringe the ’069 Patent. The complaint also seeks damages and a license that also covers the Company’s customers on reasonable and non-discriminatory terms in the event the Company’s 802.11a/g/n wireless LAN products are found to infringe and the ’069 Patent is found to be valid and enforceable.

On December 5, 2007, CSIRO filed its answer to the complaint filed by the Company’s Subsidiaries, as well as counterclaims for willful and deliberate infringement of the ’069 Patent. CSIRO’s counterclaims included a claim for monetary damages, including treble damages based on its allegation of willful and deliberate infringement, attorneys’ fees and injunctive relief. On April 10, 2008, the Company’s Subsidiaries filed a First Amended Complaint and First Amended Reply to CSIRO’s Answer and Counterclaims. On April 23, 2008, CSIRO filed its Answer and Counterclaims to the First Amended Complaint. On May 12, 2008, the Company’s Subsidiaries filed a Reply and Affirmative Defenses to CSIRO’s amended counterclaims.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trial for the Marvell CSIRO Litigation was scheduled to commence on May 10, 2010. The pretrial conference was held on April 22, 2010. On April 27, 2010, the Court issued a supplemental claim construction ruling. On April 30, 2010, the parties reached a tentative settlement which has been accounted for in the results for the three months ended May 1, 2010. The final dismissal was entered by the court on August 26, 2010.

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

On September 10, 2008, the Court granted the defendant’s motion to consolidate both actions but denied as premature having the defendant suppliers’ case proceed first. On February 3, 2009, the Court granted Wi-LAN’s motion to add an additional patent, U.S. Patent No. 6,549,759 (the “’759 Patent”). The claim construction hearing for the ’222 and ’802 patents was held on March 11, 2010, and a ruling was issued on May 11, 2010. The claim construction hearing for the ’759 patent is scheduled for September 1, 2010. The trial for all three patents is presently scheduled for January 4, 2011.

On June 4, 2010, Wi-LAN filed another patent litigation against MSI and other system and chip manufacturers in the United States District Court for the Eastern District of Texas. Wi-LAN alleges that defendants infringe the ’759 patent and U.S. Patent No. 5,515,369 (the “’369 patent”) that allegedly relate to the Bluetooth standards. MSI filed its answer and counterclaims on August 6, 2010.

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

PACid Patent Litigation. On March 30, 2009, The PACid Group, LLC filed a complaint in the United States District Court for the Eastern District of Texas, case no. 6:09-cv-00143 LED, which named MSI, Marvell Technology, Inc. (“MTI”), Marvell Semiconductor, Ltd. (“MSL”), the Company and 15 other companies as defendants. The complaint alleged infringement of two patents purportedly relating to encryption: U.S. Patent Nos. 5,963,646 and 6,049,612. The complaint seeks unspecified damages and an injunction. On May 22, 2009, MSI filed its answer and counterclaims to the complaint. On June 1, 2009, MTI, MSL and the Company were dismissed without prejudice. The claim construction hearing was held on March 25, 2010, and a ruling was issued on July 15, 2010. Trial is presently scheduled for February 14, 2011. MSI believes that it does not infringe any valid and enforceable claims of the asserted PACid patents and intends to contest this action vigorously.

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

        Intravisual Patent Litigation. On March 15, 2010, Intravisual, Inc. filed a Complaint in the United States District Court in the Eastern District of Texas. The Complaint names MSI and eight other Defendants, and alleges infringement of United States Patent No. 6,614,845 (the “’845 patent”). The ’845 patent is purportedly directed to a method and apparatus for differential macroblock encoding in video coders and decoders. The Complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims on May 10, 2010. On June 1, 2010, Intravisual filed an Amended Complaint in the case, naming several additional defendants including the Company. On June 18, 2010, MSI filed its answer to the amended complaint. At this time, the Court has not set a schedule for the case. MSI intends to vigorously defend this action. Because this action is in the very early stages, the Company is unable to predict the outcome of this litigation at this time.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

USEI Litigation. On October 9, 2009, U.S. Ethernet Innovations, LLC (“USEI”) filed a complaint in the Eastern District of Texas, in which USEI has accused a number of system manufacturers, including the Company’s customers, of patent infringement (the “USEI litigation”). Specifically, USEI has asserted that these customers infringe U.S. Patent Nos. 5,307,459, 5,434,872, 5,732,094, and 5,299,313 (collectively, the “USEI patents in suit”), which purportedly relate to Ethernet technologies. The complaint seeks unspecified damages and an injunction.

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the Court issued an order granting the Defendants’ motion to transfer the action to the Northern District of California. MSI believes that it does not infringe any valid and enforceable claim of the USEI patents in suit, and intends to litigate this action vigorously.

Lake Cherokee Patent Litigation. On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. filed a Complaint in the United States District Court in the Eastern District of Texas. The Complaint names MSI and seven other Defendants, and alleges infringement of United States Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents in suit”). The Lake Cherokee patents in suit are purportedly relating to read-channel integrated circuit devices and the hard disk drive products incorporating such devices. The Complaint seeks unspecified damages and a permanent injunction. MSI intends to vigorously defend this action. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time.

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

Note 10. Stock-Based Compensation

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Cost of goods sold	$1,692	$1,810	$3,928	$5,926
Research and development	22,089	22,193	40,940	43,930
Selling and marketing	2,397	3,659	5,570	7,370
General and administrative	4,511	2,353	7,147	4,437

	$30,689	$30,015	$57,585	$61,663

Stock-based compensation of $1.0 million and $1.6 million was capitalized in inventory as of July 31, 2010 and January 30, 2010, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted average assumptions were used for each respective period to calculate the fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Estimated fair value	$8.75	$5.69	$5.14	$4.14
Volatility	53%	53%	53%	51%
Expected term (in years)	4.7	4.6	0.5	1.3
Risk-free interest rate	2.5%	1.9%	0.2%	0.7%
Dividend yield	—	—	—	—

	Stock Option Plans		ESPP
	Six Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Estimated fair value	$9.45	$5.13	$5.14	$4.14
Volatility	53%	52%	53%	51%
Expected term (in years)	4.7	4.6	0.5	1.3
Risk-free interest rate	2.3%	1.8%	0.2%	0.7%
Dividend yield	—	—	—	—

Note 11. Shareholders’ Equity

Stock plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended to date, had 383.4 million common shares reserved for issuance thereunder as of July 31, 2010. Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting. At the Annual Meeting of Shareholders held in July 2010, the shareholders approved an amendment to the Option Plan that (i) allows the Company to grant awards other than stock options and stock appreciation rights intended to qualify as “performance-based compensation” within the meaning of the Internal Revenue Code of 1986, as amended, pursuant to an appendix to the Option Plan; and (ii) amends the Option Plan to reduce the maximum number of shares automatically added to the Option Plan each fiscal year by 50% (the “reduced evergreen”). Under the reduced evergreen provision, on the first day of each fiscal year starting January 31, 2011 and continuing until the earlier of January 31, 2013 or the termination of the Option Plan, the share reserve of the Option Plan automatically increases by the lesser of: (a) 20,000,000 shares, (b) 2.5% of outstanding shares on such date, or (c) a lesser amount determined by the Board.

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan had 750,000 common shares reserved for issuance thereunder as of July 31, 2010. Under the 2007 Directors’ Plan, an outside director is granted an option to purchase 50,000 common shares upon appointment to the Company’s Board of Directors. These options vest one-third on the one year anniversary of the date of grant and one-third of the shares on each anniversary thereafter. An outside director who has served on the Company’s Board of Directors for the prior six months is also granted an option to purchase 12,000 common shares on the date of each annual meeting of the Company’s shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant.

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

Employee stock purchase plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), and on October 22, 2009, the Purchase Plan was amended and restated (the “Restated Purchase Plan”). The Restated Purchase Plan had 28.6 million common shares reserved for issuance thereunder as of July 31, 2010. The Restated Purchase Plan provides that beginning each calendar year, there will be added the lesser of an additional (A) 8,000,000 common shares, or (B) 1.5% of the outstanding shares of capital stock on such date, or (C) an amount determined by the Board.

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

For the three and six months ended July 31, 2010, the Company recognized $3.3 million and $8.1 million stock-based compensation expense related to the activity under the Restated Purchase Plan. The Company issued 5,425,037 shares under the Restated Purchase Plan in the three and six months ended July 31, 2010. As of July 31, 2010, there was $3.5 million of unrecognized compensation cost related to the Restated Purchase Plan.

Activity under the Company’s stock option plans for the six months ended July 31, 2010 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Balance at January 30, 2010	70,966	$11.28
Granted	1,886	$20.41
Canceled/Forfeited/Expired	(1,846)	$20.09
Exercised or issued	(6,345)	$8.73

Balance at July 31, 2010	64,661	$11.55

Vested or expected to vest at July 31, 2010	62,714	$11.55

Exercisable at July 31, 2010	43,127	$11.47

Included in the preceding table are options for 918,000 common shares granted to certain officers at exercise prices ranging between $6.84 and $17.66 that will become exercisable only upon the achievement of specified annual earnings per share targets or achievement of certain operating performance criteria through fiscal 2014.

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at July 31, 2010 was $294.8 million and 5.27 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at July 31, 2010 was $212.8 million and 4.0 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of July 30, 2010.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the table below is activity related to restricted stock units (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 30, 2010	2,746	$8.99
Granted	4,261	$21.07
Vested	(471)	$12.99
Canceled/Forfeited	(163)	$11.69

Balance at July 31, 2010	6,373	$16.72

Included in the preceding table are 557,000 restricted stock units granted to certain officers that will become exercisable only upon the achievement of certain revenue growth and/or operating performance criteria through fiscal 2012. The aggregate intrinsic value and weighted average remaining contractual term of restricted stock units vested and expected to vest as of July 31, 2010 was $83.8 million and 1.5 years, respectively.

The Company’s current practice is to issue new shares to satisfy share option exercises. As of July 31, 2010, compensation costs related to unvested share-based awards not yet recognized amounted to $208.2 million. The unamortized compensation expense for stock options and restricted stock units will be amortized over a weighted-average period of 2.1 years and 2.6 years, respectively. The expense is recognized on a straight-line basis, except for performance-based awards which are amortized on an accelerated basis.

The total tax benefit attributable to options exercised for the six months ended July 31, 2010 was $229,000 as reported on the unaudited condensed consolidated statements of cash flows in financing activities. Such excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.

Note 12. Income Taxes

For the three months ended July 31, 2010 and August 1, 2009, the Company’s effective tax rate was an income tax provision of 1.1% and 13.8%, respectively. For the six months ended July 31, 2010 and August 1, 2009, the Company’s effective tax rate was an income tax provision of 0.3% and 27.3%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense, amortization of acquired intangibles and accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions. For the three months and six ended July 31, 2010, the provision was impacted by a reduction of unrecognized tax benefits of approximately $2.3 million and $8.8 million, respectively, due to the expiration of the statute of limitation in multiple jurisdictions.

The Company’s total unrecognized tax benefits as of July 31, 2010 and January 30, 2010 were $100.7 million and $103.3 million, respectively. The Company’s liability for potential interest and penalties as of July 31, 2010 and January 30, 2010 was $31.2 million and $29.9 million, respectively. If recognized, all of the liabilities recorded to date, except the portion attributable to the foreign exchange gains and losses, will impact the effective tax rate. During the next 12 months, the Company believes that the expiration of applicable statutes of limitations could potentially reduce its unrecognized tax benefit by up to $12.2 million. However, this amount could change because the Company may have negotiations with various tax authorities throughout the year. At this time, the Company is unable to make an estimate of the amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

The Company conducts business globally and as a result, is subject to examination by tax authorities throughout the world, including such major jurisdictions as China, Israel, Japan, Singapore, Switzerland and the United States. The Company is subject to non-U.S. and U.S. income tax examinations for years beginning with fiscal year 2002 and fiscal year 2007, respectively.

Note 13. Related Party Transactions

In August, 2005, through its subsidiaries MSI and MIL, the Company entered into a License and Manufacturing Services Agreement with C2 Microsystems, Inc. (“C2Micro License Agreement”). The C2Micro License Agreement has substantially similar terms as other license and manufacturing services agreements of the Company with other third parties for similar technology. The Company recognized no revenue under the C2Micro License Agreement during the three and six months ended July 31, 2010 and August 1, 2009. Dr. Sehat Sutardja, the Company’s President and Chief Executive Officer, and Weili Dai, the Vice President of Sales for Communications and Consumer Business of MSI and

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vice President and General Manager of Communications and Computing Business Unit of MSI, through their ownership and control of Estopia LLC, are indirect shareholders of C2 Microsystems. Dr. Sehat Sutardja and Weili Dai are husband and wife. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, is also an indirect shareholder of C2 Microsystems as a partner of entities who have invested in C2 Microsystems. Dr. Pantas Sutardja, the Company’s Vice President, Chief Technology Officer and Chief Research and Development Officer, is also a shareholder of C2 Microsystems.

In January 2007, the Company, through MIL, entered into a Library/IP/Software Evaluation License Agreement (the “Evaluation License Agreement”) with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). The Evaluation License Agreement has no consideration. The Company incurred $48 and $2,000 of royalty expense from VeriSilicon under a core license agreement assumed from its acquisition of the semiconductor business of UTStarcom, Inc. during the three months ended July 31, 2010 and August 1, 2009, respectively. The Company incurred $48 and $6,000 of royalty expense under the same license agreement during the six months ended July 31, 2010 and August 1, 2009, respectively. This core license agreement had been assumed by VeriSilicon after its acquisition of certain assets from LSI Corporation. In March 2009, the Company entered into an addendum to this core license agreement with VeriSilicon. The Company recorded a license fee of $500,000 and maintenance fees of $80,000. In June 2009, the Company entered into a second addendum to this technology license agreement with VeriSilicon for VeriSilicon to perform services for a fee of $40,000. In December 2009, the Company entered into a third addendum to this technology agreement with VeriSilicon to license additional technology for a license fee of $275,000 with an annual support fee of $47,500. In March 2010, the Company entered into a fourth addendum to this technology agreement with VeriSilicon to license additional technology for a license fee of $2.5 million with an annual support fee of $120,000. $1.5 million of license fee and $200,000 of support fee were paid to Verisilicon during the three and six months ended July 31, 2010, respectively. $500,000 of license fee and $80,000 of support fee were paid during the three and six months ended August 1, 2009, respectively. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon.

In August 2008, the Company entered into a Technology License Agreement with Vivante. This Technology License Agreement, as amended, also had substantially similar terms as the Company would expect to obtain for license agreements with other third parties for similar technology. The Company recorded $2.0 million for the license fee and $200,000 of maintenance during the year ended January 31, 2009 in connection with this Technology License Agreement. In January 2009, the Company entered into an agreement with Vivante to disclose certain cell libraries to Vivante at no additional cost. In April 2009, the Company entered into an amendment to the Technology License Agreement with Vivante. The Company recorded $1.0 million for the license fee and $70,000 of maintenance during the three months ended May 2, 2009 in connection with the amendment to the Technology License Agreement. In June 2009, the Company entered into the second amendment to the Technology License Agreement with Vivante. The Company recorded $500,000 for the license fee and $50,000 of maintenance during the three months ended August 1, 2009. In December 2009, the Company entered into an Amended and Restated Technology License Agreement (the “Restated Technology Agreement”) with Vivante to license additional technology and to modify certain terms associated with the previously licensed technology. The total amount of the license fee was $12.0 million (paid over three years) and ten percent for maintenance fees (paid over three years). During the three and six months ended July 31, 2010, the Company paid Vivante $0.9 million and $2.6 million of license fees and $0 and $350,000 for maintenance, respectively. $1.5 million of license fees and $120,000 of maintenance fees were paid to Vivante during the six months ended August 1, 2009. The Company incurred $177,000 and $0 of royalty expense from Vivante under its agreements with Vivante during the three months ended July 31, 2010 and August 1, 2009, respectively. The Company incurred $184,000 and $0 of royalty expense from Vivante under its agreements with Vivante during the six months ended July 31, 2010 and August 1, 2009, respectively. Dr. Sehat Sutardja and Weili Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante. Kuo Wei (Herbert) Chang, a member of the Company’s Board of Directors, is also an indirect shareholder of Vivante as a partner of entities who have invested in Vivante.

Note 14. Subsequent Event

On August 19, 2010, the Company announced that its Board of Directors approved a $500 million share repurchase program. The repurchase program does not have a scheduled expiration date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; our expectations regarding industry trends; our expectations regarding our inventory levels; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our expectations regarding the amount of our future sales in Asia; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cash flows and expense for the third quarter ending October 30, 2010 compared with the second quarter ended July 31, 2010; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources, capital expenditures, investment requirements and commitments to meet our capital needs for the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our plan regarding forward exchange contracts and the effect of foreign exchange rates; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of the worldwide financial crisis; the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive and mobile and wireless industry which is highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; our ability to compete in the mobile and wireless communications markets; the impact of lengthy and expensive product sales cycles; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex system-on-a-chip devices leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceiver (“PHY”), handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications, powerline communications, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. We are a fabless integrated circuit company, which means that we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

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

The second quarter of fiscal 2011was challenging due to lower demand for PCs, which in turn led to excess inventory build-up in the supply chain for hard disk drives. Despite these challenges, during our fiscal second quarter, we generated revenues of $896.5 million, a 5% sequential increase, and a 40% increase over the same period a year ago. We delivered diluted earnings per share of $0.33, and generated $319 million in cash from operations. We believe these results demonstrate the robustness of our business model, and our ability to sustain revenue growth and excellent profitability in spite of challenges experienced in one of the three end markets we serve. We saw better than expected results in the mobile and wireless end markets, which increased significantly compared to the first six months of fiscal 2010. Our combined revenue from the mobile and wireless end market now represents nearly one-third of our total revenue.

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2011 and fiscal 2010 are comprised of 52-week periods. In this Quarterly Report on Form 10-Q, we refer to the fiscal year ended January 31, 2009 as fiscal 2009, the fiscal year ended January 30, 2010 as fiscal 2010, and the fiscal year ending January 29, 2011 as fiscal 2011.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 30, 2010. As noted in “Note 2: Recent Accounting Pronouncements and Accounting Changes” in Part 1, Item 1 of this Form 10-Q, we adopted new accounting guidance related to the revenue recognition of multiple element arrangements. However, the adoption did not impact our financial condition or results of operations, therefore, there have been no material changes in any of our critical accounting policies during fiscal 2011.

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	40.9	45.0	40.6	47.0
Research and development	25.5	30.7	25.5	34.6
Selling and marketing	4.1	5.1	4.3	5.7
General and administrative	2.8	4.6	2.8	11.4
Amortization of acquired intangible assets	2.4	4.1	2.4	4.9

Total operating costs and expenses	75.7	89.5	75.6	103.6

Operating income (loss)	24.3	10.5	24.4	(3.6)
Interest and other income, net	0.5	0.3	0.0	0.1
Interest expense	(0.0)	(0.2)	(0.0)	(0.1)

Income (loss) before income taxes	24.8	10.6	24.4	(3.6)
Provision for income taxes	0.3	1.5	0.1	1.0

Net income (loss)	24.5%	9.1%	24.3%	(4.6)%

Three and Six Months Ended July 31, 2010 and August 1, 2009

Net Revenue

	Three Months Ended			Six Months Ended
	July 31, 2010	August 1, 2009	% Change	July 31, 2010	August 1, 2009	% Change
	(in thousands, except percentage)
Net revenue	$896,474	$640,620	39.9%	$1,752,053	$1,162,054	50.8%

The increase in net revenue for the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009 reflected the improvement in overall economic conditions as well as the ramp of new products, new programs, and in certain cases, new customers. Our storage revenue grew 4.7% and 28.3% in the three and six months ended July 31, 2010, respectively, compared to the three and six months ended August 1, 2009. Between the second quarter of fiscal 2010 and the first quarter of fiscal 2011, storage revenue increased each quarter as demand returned and the supply chain replenished inventories following the global economic crisis. However, storage revenue declined significantly in the three months ended July 31, 2010 compared to the prior quarter due to lower demand for PCs, which in turn led to excess inventory build-up in the supply chain for hard disk drives and resulted in lower demand for our products. Therefore, revenue for the three months ended July 31, 2010 as compared to the same quarter in the prior year showed only a slight improvement in storage revenue due to the recent decline in this market.

We experienced significant growth within our mobile and wireless revenue as demand for our application and communication processors increased, helping the mobile and wireless revenue to grow over 140% and 120% in the three and six months ended July 31, 2010, respectively, compared to the three and six months ended August 1, 2009. Our networking revenue represented approximately 21% of our total revenue and grew by over 35% and 40% in the three and six months ended July 31, 2010, respectively, compared to the three and six months ended August 1, 2009 as sales of our enterprise switching and PHY products continued to ramp offset slightly by declines in Ethernet controllers. We expect growth in mobile and wireless revenue as several of our new products continue to ramp, while storage and networking revenue are expected to be relatively flat. Overall, we currently expect that revenue for the three months ending October 30, 2010 will increase moderately from the level of revenue for the three months ended July 31, 2010.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. No distributors accounted for more than 10% of our net revenue for the three months ended July 31, 2010 and August 1, 2009.

The following table sets forth revenue to end customers comprising 10% or more of our net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
Customer	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
A	19%	23%	23%	24%
B	14%	*	12%	*
C	*	18%	10%	15%
D	*	10%	*	11%

*	Less than 10% of net revenue

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 82% and 93% of our net revenue for the three months ended July 31, 2010 and August 1, 2009, respectively, and represented 84% and 91% of our net revenue for the six months ended July 31, 2010 and August 1, 2009, respectively. We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	July 31, 2010	August 1, 2009	% Change	July 31, 2010	August 1, 2009	% Change
	(in thousands, except percentage)
Cost of goods sold	$366,682	$288,059	27.3%	$710,667	$545,689	30.2%
% of net revenue	40.9%	45.0%		40.6%	47.0%

        The decrease in cost of goods sold as a percentage of revenue for the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009 was primarily driven by the higher revenue levels, as well as improved cost structure of our newer products as we have continued to benefit from cost reduction efforts with our key manufacturing partners, continued focus on efficiency and yield improvements, and lower inventory write-offs. Our cost of goods sold as a percentage of revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting, charges for obsolete or potentially excess inventory, changes in the costs charged by our foundry, assembly and test subcontractors, the introduction of new products with lower margins and product warranty costs. We currently expect cost of goods sold as a percentage of revenue to be approximately flat for the three months ending October 30, 2010.

Research and Development

	Three Months Ended			Six Months Ended
	July 31, 2010	August 1, 2009	% Change	July 31, 2010	August 1, 2009	% Change
	(in thousands, except percentage)
Research and development	$228,211	$196,190	16.3%	$447,322	$402,279	11.2%
% of net revenue	25.5%	30.7%		25.5%	34.6%

The increase in research and development expense for the three months ended July 31, 2010 compared to the three months ended August 1, 2009 of $32.0 million was primarily due to increases in salary and related costs of $22.8 million. The increase in salary and related costs was due to increases in headcount to support the growth of our business, and higher expenses for the incentive compensation program due to higher revenue and operating profit compared to the prior year. In addition, wafer, test and other preproduction engineering materials increased $7.6 million due to increased activity to bring new products to market, along with a reduction of $3.0 million in research and development funding from customers for development work. Partially offsetting the increases was a decrease in restructuring costs of $2.2 million due primarily to facilities related costs recorded in the three months ended August 1, 2009 as we adjusted our real estate needs in response to the global economic downturn.

The increase in research and development expense for the six months ended July 31, 2010 compared to the six months ended August 1, 2009 of $45.0 million was primarily due to increases in salary and related costs of $42.1 million. The increase in salary and related costs was due to increases in headcount to support the growth of our business, as well as higher expenses for the incentive compensation program due to higher revenue and operating profit compared to the prior year. Wafer, test and other preproduction engineering materials increased $17.0 million due to increased activity to bring new products to market. Partially offsetting the increases was a decrease in restructuring costs of $7.9 million due primarily to severance and facilities related costs in the six months ended August 1, 2009.

We currently expect research and development expense during the third quarter ending October 30, 2010 will increase slightly from the level of expense reported during the second quarter ended July 31, 2010 primarily due to new hires, including those associated with an acquisition that occurred in the second quarter of fiscal 2011.

Selling and Marketing

	Three Months Ended			Six Months Ended
	July 31, 2010	August 1, 2009	% Change	July 31, 2010	August 1, 2009	% Change
	(in thousands, except percentage)
Selling and marketing	$36,863	$32,908	12.0%	$75,286	$66,818	12.7%
% of net revenue	4.1%	5.1%		4.3%	5.7%

The increase in selling and marketing expense for the three months ended July 31, 2010 compared to the three months ended August 1, 2009 of $4.0 million was primarily due to an increase of $3.0 million as a result of higher trade show and public relation expenses as we increased our presence in these areas. In addition, salaries and wages increased $1.6 million due to higher benefit and incentive compensation costs. Partially offsetting the increases was a decrease in stock-based compensation costs of $1.3 million during the three months ended July 31, 2010.

The increase in selling and marketing expense for the six months ended July 31, 2010 compared to the six months ended August 1, 2009 of $8.5 million was primarily due to an increase of $7.3 million in trade show and public relation expenses as we increased our presence in these areas. In addition, salaries and wages increased $1.5 million due to higher salary and benefit related costs. Sales representative commissions increased $1.3 million due to the increase in revenue. Partially offsetting the increases was a decrease in stock-based compensation costs $1.8 million.

We currently expect that selling and marketing expense during the third quarter ending October 30, 2010 will increase moderately from the level of expense reported during the second quarter ended July 31, 2010 as a result of increased tradeshow and advertising costs along with some headcount growth.

General and Administrative

	Three Months Ended			Six Months Ended
	July 31, 2010	August 1, 2009	% Change	July 31, 2010	August 1, 2009	% Change
	(in thousands, except percentage)
General and administrative	$25,440	$29,468	(13.7)%	$48,548	$132,196	(63.3)%
% of net revenue	2.8%	4.6%		2.8%	11.4%

The decrease in general and administrative expense for the three months ended July 31, 2010 compared to the three months ended August 1, 2009 of $4.0 million was primarily due to a decrease in legal fees of $10.4 million primarily due to the timing of trial activity and lower activity as a result of the settlement of various litigation matters. Partially offsetting the decreases was an increase in salaries and wages of $2.3 million due to higher incentive compensation costs and an increase in stock-based compensation of $2.2 million due to the impact of executive performance grants.

The decrease in general and administrative expense for the six months ended July 31, 2010 compared to the six months ended August 1, 2009 of $83.6 million was primarily due to a $72.0 million settlement recorded in the six months ended August 1, 2009 in connection with the settlement of the class action securities litigation related to our historical stock option granting practices. In addition, legal fees decreased by $20.3 million primarily due to the timing of trial activity and lower activity as a result of the settlement of various litigation matters. Partially offsetting the decreases was an increase in salaries and wages of $4.4 million due to higher incentive compensation costs. Finally, stock-based compensation increased $2.7 million due to the impact of executive performance grants.

We currently expect that general and administrative expense during the third quarter ending October 30, 2010 will increase moderately from the level of expense reported during the second quarter ended July 31, 2010 primarily as a result of increased legal activity.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	July 31, 2010	August 1, 2009	% Change	July 31, 2010	August 1, 2009	% Change
	(in thousands, except percentage)
Amortization of acquired intangible assets	$21,214	$26,446	(19.8)%	$43,763	$56,802	(23.0)%
% of net revenue	2.4%	4.1%		2.4%	4.9%

The decrease in amortization of acquired intangible assets for the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009 was due to intangible assets from certain acquisitions becoming fully amortized and the effects of the write-off of certain purchased intangibles during the fourth quarter ended January 30, 2010.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	July 31, 2010	August 1, 2009	% Change	July 31, 2010	August 1, 2009	% Change
	(in thousands, except percentage)
Interest and other income, net	$4,253	$1,793	137.2%	$552	$1,721	(67.9)%
% of net revenue	0.5%	0.3%		0.0%	0.1%

The increase in income for the three months ended July 31, 2010 compared to the three months ended August 1, 2009 was primarily due to favorable foreign currency impacts on our tax liabilities as a result of the strengthening of the U.S. dollar. In addition, interest income increased due to higher average cash and cash equivalents and short-term investment balances. The decrease in income for the six months ended July 31, 2010 compared to the six months ended August 1, 2009 was primarily due to less favorable foreign currency impacts on our tax contingency reserves as a result of the weakening of the U.S. dollar in the six months ended July 31, 2010 and a gain on a severance fund in a foreign jurisdiction recorded in the six months ended August 1, 2009. Partially offsetting the decreases was an increase in interest income in the six months ended July 31, 2010 due to higher average cash and cash equivalents and short-term investment balances.

Interest Expense

	Three Months Ended			Six Months Ended
	July 31, 2010	August 1, 2009	% Change	July 31, 2010	August 1, 2009	% Change
	(in thousands, except percentage)
Interest expense	$41	$1,514	(97.3)%	$92	$1,602	(94.3)%
% of net revenue	0.0%	0.2%		0.0%	0.1%

The decrease in interest expense for the three and six months ended July 31, 2010 compared to the three and six months ended August 1, 2009 was due to the repayment of capital lease obligations.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 31, 2010	August 1, 2009	% Change	July 31, 2010	August 1, 2009	% Change
	(in thousands, except percentage)
Provision for income taxes	$2,499	$9,335	(73.2)%	$1,383	$11,353	(87.8)%
% of net revenue	0.3%	1.5%		0.1%	1.0%

For the three and six months ended July 31, 2010, the provision for income taxes was impacted by a reduction of unrecognized tax benefits of approximately $2.3 million and $8.8 million, respectively, due to the expiration of the statute of limitation in multiple jurisdictions. In addition to the quarterly income tax provision, the effective tax rate for the three and six months ended August 1, 2009, was impacted by the exclusion of a jurisdiction with a pretax loss for which no benefit would be recognized and such loss was excluded from the calculation of the provision for income taxes. For the three and six months ended August 1, 2009, the provision for income taxes was also increased by the revaluation of a deferred tax asset arising out of a non–U.S. corporate tax rate change effective in the quarter.

Liquidity and Capital Resources

Our principal source of liquidity as of July 31, 2010 consisted of approximately $2.4 billion of cash and cash equivalents and short-term investments as well as cash from operations. We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from operations and from exercise of employee stock options, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $574.8 million for the six months ended July 31, 2010. The cash inflows from operations in the six months ended July 31, 2010 were primarily due to $575.0 million of net income adjusted for non-cash items.

Increases in working capital during the six months ended July 31, 2010 included an increase in accounts payable of $98.8 million. The increase in accounts payable was due to a combination of increased inventory receipts at the end of the period in anticipation of growth in our mobile and wireless end markets, and the ramp of new WiFi customers, where we are selling more of a system solution. Because of the business model to service these customers, where we limit our inventory risk during the significant ramp of new products, the payables tend to be higher. Deferred income increased by $26.6 million due primarily to increases in deferrals related to our module business and our distributors increasing inventory levels in anticipation of increased sales to their end customers. Significant working capital changes offsetting positive cash flows for the six months ended July 31, 2010 included an increase in accounts receivable of $134.0 million due to higher levels of revenue and seasonal patterns.

Net cash provided by operating activities of $326.9 million for the six months ended August 1, 2009 was the result of $171.6 million in net non-cash operating expenses, $208.2 million net cash provided by changes in working capital items partially offset by a net loss of $53.0 million. Improvements in working capital included a decrease in inventories of $100.6 million primarily due to our efforts to control our inventory levels and an increase of $133.8 million in accounts payable due to efforts to extend payment periods to vendors. In addition, accrued liabilities and other increased $69.1 million primarily due to a legal settlement in connection with the class action securities litigation. Significant working capital changes offsetting positive cash flows for the six months ended August 1, 2009 related to an increase in accounts receivable of $106.4 million due to the higher levels of revenue and seasonal patterns.

Net Cash Used in Investing Activities

Net cash used in investing activities was $429.9 million for the six months ended July 31, 2010 compared to $19.7 million for the six months ended August 1, 2009. The net cash used in investing activities in the six months ended July 31, 2010 was primarily due to net purchases of short-term investments of $363.1 million. In addition, we purchased $39.3 million of property and equipment mainly to support additional capacity, $20.7 million for an acquisition and purchased technology licenses of $6.8 million. The net cash used for the six months ended August 1, 2009 was due to purchases of property and equipment of $7.2 million along with purchases of technology licenses of $12.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $79.8 million for the six months ended July 31, 2010 compared to net cash provided by financing activities of $20.2 million for the six months ended August 1, 2009. For the six months ended July 31, 2010, net cash provided by financing activities was attributable to proceeds from the issuance of common shares under our stock option plan of $80.5 million, which was partially offset by payments on capital leases of $1.0 million. For the six months ended August 1, 2009, net cash provided by financing activities was attributable to proceeds from the issuance of common shares under our stock option plans partially offset by principal payments on capital leases.

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

Off-Balance Sheet Arrangements

As of July 31, 2010, we did not have any material off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements and Accounting Changes

See “Note 2: Recent Accounting Pronouncements and Accounting Changes” in Part 1, Item 1 of this Form 10-Q.

Related Party Transactions

See “Note 13: Related Party Transactions” in Part 1, Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we do not have any outstanding debt as of July 31, 2010. We maintain an investment policy that requires minimum short-term and long-term credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate debt securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of July 31, 2010, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $10.6 million incremental decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not result in any cash flow impact.

        As of July 31, 2010, our investment portfolio included $36.5 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of July 31, 2010, the fair value of auction rate securities was $2.3 million less than par value and recorded in long-term investments. During the three months ended July 31, 2010, we sold one $5 million auction rate security.

Based on our assessment of our cash flow projections, a balance of approximately $2.4 billion in cash, cash equivalents and short-term investments other than auction rate securities and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value in order to operate our business. We do not have the intent to sell these auction rate securities until recovery and it is more likely than not that we will not be required to sell the auction rate securities prior to recovery. Thus we consider the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. These investments, which totaled $8.1 million at July 31, 2010, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations of these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Foreign Currency Exchange Risk. Substantially all of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies and these expenses may be higher or lower in U.S. dollar terms. Furthermore, our operation in Israel represents a large portion of our total foreign currency exposure. We may also hold certain assets and liabilities, including potential tax liabilities in local currency on our balance sheet. These tax liabilities would be settled in local currency, therefore foreign exchange gains and losses from remeasuring the tax liabilities are recorded to other income and expense. The related effects of foreign exchange fluctuations on local currency expenses are recorded to operating expenses. Significant fluctuations in exchange rates in countries where we incur expenses or record assets or liabilities in local currency could affect our business and operating results in the future. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular hedge a portion of the forecasted Israel Shekel expenses. We will enter into short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses and purchases denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. De-designated hedges or hedges deemed ineffective are recorded in other income and expense. We do not hedge our tax liabilities denominated in local currency on our balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 2.4%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth under Note 9 – Commitments and Contingencies of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. The closing sale price of our common shares on the Nasdaq Global Select Market for the period of January 1, 2009 to July 31, 2010 ranged from a low of $5.80 to a high of $22.58. In future periods, if our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. On average, technology companies have been subject to a greater number of securities class action claims than companies in many other industries as a result of stock price volatility. If our stock price is volatile, we may become involved in this type of litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business

Our business, financial condition and results of operations may be adversely impacted by global economic conditions, which may cause a decline in the market price of our common shares.

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

The global credit and financial markets continue to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, increased concerns about inflation and deflation, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. We cannot predict the timing, strength or duration of any economic slowdown or subsequent global economic recovery in the hard disk drive or in the semiconductor industry. If the economy or markets in which we operate deteriorate from current levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could adversely impact our results of operations.

A large portion of our business is dependent on the hard disk drive industry, which is highly cyclical, experiences rapid technological change, and is facing increased competition from alternative technologies.

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

We operate in the intensely competitive mobile and wireless communications markets, and our failure to compete effectively would harm our results of operations.

The semiconductor industry and specifically the mobile and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of wired and wireless products and services.

As the markets we compete in continue to increase, our revenues and gross margins may be harmed. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the mobile and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. We cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. For the six months ended July 31, 2010, three customers accounted for a total of approximately 45% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

No Guarantee of Capacity or Supply:

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. In addition, when demand is strong, availability of foundry capacity may be constrained, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. For example, as a consequence of the economic downturn, during the last several months of fiscal 2010 and continuing into fiscal 2011, we experienced some supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to the high utilization levels required due to a rapid increase in demand. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 84% of our net revenue for the six months ended July 31, 2010, 89% of our net revenue in fiscal 2010, 86% of our net revenue in fiscal 2009 and 84% of our net revenue in fiscal 2008.

As of July 31, 2010, we have substantial operations outside of the U.S., including approximately 20% and 14% of our workforce in Israel and China, respectively. These operations are directly influenced by the political and economic conditions, as well as possible military hostilities that could affect our operations in Israel. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to risks associated with international operations, including:

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

Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs or our third party manufacturers have significant cost will increase the cost of such operations, which could harm our results of operations. For example, we have large fixed costs in Israel, which will become greater if the U.S. dollar declines in value versus the Israeli Shekel. On the other hand, substantially all of our sales have been denominated in U.S. dollars.

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

Integrating newly acquired businesses or technologies typically entails many risks that could put a strain on our resources, could be costly and time consuming, and might not be successful. In addition, any acquisitions could materially harm our results of operations or liquidity as a result of either the issuance of dilutive equity securities, new debt or contingent liabilities, or payment of cash. Moreover, such acquisitions could divert our management’s attention from other business concerns and also result in customer dissatisfaction. In addition, we might lose key employees of the newly acquired organizations during the acquisition process. The acquisition of another company or its products and technologies may also require us to enter into a geographic or business market in which we have little or no prior experience.

We are exposed to potential impairment charges on certain assets.

We have approximately $2.0 billion of goodwill and $152.9 million of intangible assets on our balance sheet as of July 31, 2010. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our financial results. For example, as a result of our analysis related to acquired intangible assets, we recorded an impairment charge of $15.6 million in the fourth quarter ended January 31, 2009. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

Changes in financial accounting standards or practices or existing taxation rules or practices may adversely affect our financial results.

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

Under the Israeli law of “approved or benefited enterprise,” two branches of Marvell Israel (“MISL”), the GTL division and the cellular division (formerly Marvell DSPC), are entitled to a beneficial tax program that includes reduced tax rates and exemption of certain income. The first program was approved for MISL in 1995 and the most recent was elected in 2009. Marvell DSPC has five approved programs with the first approved in 1990 and the most recent elected in 2010. The benefit period is generally ten to 15 years and begins in the first year in which our Israeli branches earn taxable income from the approved or benefited enterprises, provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. The loss of key employees or the inability to attract qualified personnel, including engineers, sales and marketing personnel could delay the development and introduction of and harm our ability to sell our products. We typically do not enter into employment agreements with any of our key technical personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 16% of our outstanding common shares as of July 31, 2010. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could further delay or prevent an acquisition, under certain circumstances.

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

Our Bye-laws contain change in corporate control provisions, which include:

•	authorizing the issuance of preferred stock without shareholder approval; and

•	providing for a classified board of directors with staggered; and

•

requiring a vote of two-thirds of the outstanding shares to approve any change of corporate control in the event the action is not approved by at least 66  2/3 % of the directors holding office at the date of the Board meeting to approve the action.

These change in corporate control provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders. However, beginning in calendar year 2011 our classified board of directors will be phased out and by calendar year 2013 all director will be up for election annually.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

3.1	Third Amended and Restated Bye-Laws, incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.1#	Marvell Technology Group Ltd. Executive Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.2#	2010 Amendment to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.3#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan

10.4#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

September 3, 2010	By:	/S/ CLYDE R. HOSEIN
Date		Clyde R. Hosein
Chief Financial Officer and Secretary

EXHIBIT INDEX

3.1	Third Amended and Restated Bye-Laws, incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.1#	Marvell Technology Group Ltd. Executive Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.2#	2010 Amendment to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.3#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan

10.4#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.