Form 10-Q
period 2010-10-30
MARVELL TECHNOLOGY GROUP LTD
filed 2010-11-23
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of common shares of the registrant outstanding as of November 12, 2010 was 650.5 million shares.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 30, 2010	January 30, 2010
ASSETS
Current assets:

Cash and cash equivalents	$1,642,894	$1,105,428
Short-term investments	1,032,379	691,289
Accounts receivable, net	467,975	356,796
Inventories	227,936	241,541
Prepaid expenses and other current assets	70,395	62,527
Deferred income taxes	8,181	7,964

Total current assets	3,449,760	2,465,545
Property and equipment, net	347,588	342,497
Long-term investments	30,865	34,281
Goodwill	2,000,544	1,997,662
Acquired intangible assets, net	131,122	179,101
Other non-current assets	161,793	151,854

Total assets	$6,121,672	$5,170,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$352,216	$283,362
Accrued liabilities	82,431	76,110
Accrued employee compensation	152,279	125,810
Income taxes payable	22,540	19,992
Deferred income	88,216	59,396
Current portion of capital lease obligations	1,011	1,940

Total current liabilities	698,693	566,610
Capital lease obligations, net of current portion	—	511
Non-current income taxes payable	121,855	117,240
Other long-term liabilities	73,118	68,600

Total liabilities	893,666	752,961

Commitments and contingencies (Note 9)
Shareholders’ equity:

Common stock	1,297	1,277
Additional paid-in capital	4,732,088	4,607,844
Accumulated other comprehensive income (loss)	3,602	(885)
Retained earnings (accumulated deficit)	491,019	(190,257)

Total shareholders’ equity	5,228,006	4,417,979

Total liabilities and shareholders’ equity	$6,121,672	$5,170,940

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net revenue	$959,327	$803,098	$2,711,380	$1,965,152
Operating costs and expenses:
Cost of goods sold	390,808	341,617	1,101,475	887,306
Research and development	218,420	212,873	665,742	615,152
Selling and marketing	39,751	35,442	115,037	102,260
General and administrative	29,576	16,660	78,124	148,856
Amortization of acquired intangible assets	21,770	26,450	65,533	83,252

Total operating costs and expenses	700,325	633,042	2,025,911	1,836,826

Operating income	259,002	170,056	685,469	128,326
Interest and other income (expense), net	(1,634)	(1,303)	(1,082)	418
Interest expense	(31)	(70)	(123)	(1,672)

Income before income taxes	257,337	168,683	684,264	127,072
Provision (benefit) for income taxes	1,605	(32,916)	2,988	(21,563)

Net income	$255,732	$201,599	$681,276	$148,635

Net income per share:
Basic	$0.39	$0.32	$1.05	$0.24

Diluted	$0.38	$0.31	$1.01	$0.23

Weighted average shares:
Basic	649,782	623,613	646,246	621,057

Diluted	674,789	659,739	676,023	647,863

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net income	$681,276	$148,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,991	74,976
Stock-based compensation	87,126	96,040
Amortization of acquired intangible assets	65,533	83,252
Facilities impairment	1,140	—
(Gain) loss on investments	9,568	—
Fair market value adjustment to acquired inventory sold	(2,391)	(13,883)
Excess tax benefits from stock-based compensation	(669)	(205)
Deferred income taxes	(6,486)	6,131
Changes in assets and liabilities:
Restricted cash	—	24,500
Accounts receivable	(111,179)	(172,218)
Inventories	15,856	83,548
Prepaid expenses and other assets	(3,718)	7,559
Accounts payable	63,935	172,062
Accrued liabilities and other	10,785	(13,628)
Accrued employee compensation	26,965	35,149
Income taxes payable	7,163	(29,060)
Deferred income	28,820	27,538

Net cash provided by operating activities	942,715	530,396

Cash flows from investing activities:
Purchases of investments	(1,023,700)	(426,998)
Sales and maturities of investments	678,738	10,318
Cash paid for acquisition, net	(20,679)	—
Purchases of property and equipment	(63,267)	(14,808)
Purchases of technology licenses	(12,649)	(12,550)

Net cash used in investing activities	(441,557)	(444,038)

Cash flows from financing activities:
Repurchase of common stock	(60,594)	—
Proceeds from employee stock plans	97,673	34,749
Principal payments on capital lease obligations	(1,440)	(1,326)
Excess tax benefits from stock-based compensation	669	205

Net cash provided by financing activities	36,308	33,628

Net increase in cash and cash equivalents	537,466	119,986
Cash and cash equivalents at beginning of period	1,105,428	927,409

Cash and cash equivalents at end of period	$1,642,894	$1,047,395

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of October 30, 2010, the results of its operations for the three and nine months ended October 30, 2010 and October 31, 2009, and its cash flows for the nine months ended October 30, 2010 and October 31, 2009. The January 30, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended January 30, 2010 included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010 as filed on March 31, 2010 with the Securities and Exchange Commission. The results of operations for the three and nine months ended October 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Recent Accounting Pronouncements and Accounting Changes

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop an estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance was adopted by the Company during the three months ended May 1, 2010, however, as the Company does not generally enter into multiple element arrangements, its adoption did not impact the Company’s financial position or results of operations.

In December 2009, the FASB issued revised guidance that amends the consolidation rules related to variable interest entities by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance and a company’s obligation to absorb losses or a right to receive benefits that could potentially be significant to the variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance became effective during the three months ended May 1, 2010 and its adoption by the Company did not have a material impact on the Company’s financial position or results of operations.

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

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of October 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$615,870	$4,151	$(120)	$619,901
U.S. government and agencies	411,627	856	(5)	412,478

Total short-term investments	$1,027,497	$5,007	$(125)	$1,032,379

Long-term investments:
Available-for-sale:
Auction rate securities	$32,950	$—	$(2,085)	$30,865

Total long-term investments	$32,950	$—	$(2,085)	$30,865

Total investments	$1,060,447	$5,007	$(2,210)	$1,063,244

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of January 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$227,610	$934	$(75)	$228,469
U.S. government and agencies	457,592	258	(30)	457,820
Trading securities:
Auction rate security and settlement option	5,000	—	—	5,000

Total short-term investments	$690,202	$1,192	$(105)	$691,289

Long-term investments:
Available-for-sale:
Auction rate securities	$36,600	$—	$(2,319)	$34,281

Total long-term investments	$36,600	$—	$(2,319)	$34,281

Total investments	$726,802	$1,192	$(2,424)	$725,570

As of October 30, 2010, the Company’s investment portfolio included $33.0 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, the Company used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and illiquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of October 30, 2010, the fair value of auction rate securities was $2.1 million less than par value and was recorded in long-term investments.

Based on the Company’s assessment of its cash flow projections, a balance of approximately $2.7 billion in cash, cash equivalents and short-term investments other than auction rate securities and the fact that the Company continues to generate positive cash flow on a quarterly basis, the Company does not anticipate having to sell these securities below par value in order to operate its business. The Company does not have the intent to sell these auction rate securities until recovery and it is more likely than not that it will not be required to sell the auction rate securities prior to recovery. Thus, the Company considers the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive income (loss) (“AOCI”), a component of shareholders’ equity.

The contractual maturities of available-for-sale and trading debt securities excluding cash and cash equivalents at October 30, 2010 and January 30, 2010 are presented in the following table (in thousands):

	October 30, 2010		January 30, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$480,209	$480,923	$357,179	$357,348
Due between one and five years	547,288	551,456	333,023	333,941
Due in over five years	32,950	30,865	36,600	34,281

	$1,060,447	$1,063,244	$726,802	$725,570

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	October 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Federal and State debt securities	$44,747	$(5)	$—	$—	$44,747	$(5)
Corporate debt securities	88,005	(120)	—	—	88,005	(120)
Auction rate securities	—	—	30,865	(2,085)	30,865	(2,085)

Total securities	$132,752	$(125)	$30,865	$(2,085)	$163,617	$(2,210)

	January 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Federal and State debt securities	$94,220	$(30)	$—	$—	$94,220	$(30)
Corporate debt securities	28,428	(75)	—	—	28,428	(75)
Auction rate securities	—	—	34,281	(2,319)	34,281	(2,319)

Total securities	$122,648	$(105)	$34,281	$(2,319)	$156,929	$(2,424)

Note 4. Supplemental Financial Information (in thousands)

Inventories

	October 30, 2010	January 30, 2010
Work-in-process	$128,876	$128,371
Finished goods	99,060	113,170

Inventories	$227,936	$241,541

Property and equipment, net

	October 30, 2010	January 30, 2010
Machinery and equipment	$422,612	$371,281
Computer software	74,176	66,643
Furniture and fixtures	23,439	23,335
Leasehold improvements	33,269	33,224
Buildings	144,596	146,294
Building improvements	40,940	45,631
Land	69,246	71,198
Construction in progress	4,925	5,174

	813,203	762,780
Less: Accumulated depreciation and amortization	(465,615)	(420,283)

Property and equipment, net	$347,588	$342,497

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other non-current assets

	October 30, 2010	January 30, 2010
Severance fund	$60,411	$57,261
Deferred tax assets, non-current	40,907	34,638
Technology licenses	33,163	33,486
Long-term prepayments for foundry capacity	8,940	8,504
Equity investments in privately held companies	8,064	6,314
Other	10,308	11,651

Other non-current assets	$161,793	$151,854

Accrued liabilities

	October 30, 2010	January 30, 2010
Accrued rebates	$24,862	$13,404
Accrued royalties	14,839	12,651
Accrued legal and professional services	9,494	13,585
Customer advances	5,098	8,167
Technology license obligation	5,850	4,000
Accrued sales/goods and services tax	3,942	6,082
Other	18,346	18,221

Accrued liabilities	$82,431	$76,110

Other long-term liabilities

	October 30, 2010	January 30, 2010
Accrued severance	$58,461	$53,549
Technology license obligation	4,500	4,500
Long-term facilities consolidation	3,103	3,305
Other	7,054	7,246

Other long-term liabilities	$73,118	$68,600

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income per share

The Company reports both basic net income per share, which is based upon the weighted average number of common shares outstanding and diluted net income per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares. The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Numerator:
Net income	$255,732	$201,599	$681,276	$148,635

Denominator:
Weighted average common shares outstanding	649,782	623,613	646,246	621,057
Effect of dilutive securities:
Common share options and other	25,007	36,126	29,777	26,806

Weighted average shares — diluted	674,789	659,739	676,023	647,863

Net income per share:
Basic	$0.39	$0.32	$1.05	$0.24
Diluted	$0.38	$0.31	$1.01	$0.23

Options to purchase 17.1 million weighted-average shares have been excluded from the computation of diluted net income per share for the three months ended October 30, 2010 because including them would have been anti-dilutive. Options to purchase 1.0 million weighted-average shares have been excluded from the computation of diluted net income per share for the three months ended October 31, 2009 because including them would have been anti-dilutive.

Options to purchase 12.5 million weighted-average shares have been excluded from the computation of diluted net income per share for the nine months ended October 30, 2010 because including them would have been anti-dilutive. Options to purchase 27.4 million weighted-average shares have been excluded from the computation of diluted net income per share for the nine months ended October 31, 2009 because including them would have been anti-dilutive.

Comprehensive income

The changes in the components of other comprehensive income (“OCI”) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net income	$255,732	$201,599	$681,276	$148,635
Other comprehensive income
Change in unrealized gain (loss) on marketable securities	1,939	(40)	3,795	(40)
Change in unrealized gain (loss) on auction rate securities	181	43	234	(1,117)
Change in unrealized gain (loss) on cash flow hedges	951	(459)	460	1,330
Change in other	—	—	(2)	(584)

Total comprehensive income	$258,803	$201,143	$685,763	$148,224

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	October 30, 2010	January 30, 2010
Unrealized gain on marketable securities	$4,882	$1,087
Unrealized loss on auction rate securities	(2,085)	(2,319)
Unrealized gain on cash flow hedges	801	341
Other	4	6

Accumulated other comprehensive income (loss)	$3,602	$(885)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Derivative Financial Instruments

The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term impact of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the impact of rate fluctuations on certain local currency denominated operating expenses. All derivatives are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments.

The notional amounts of outstanding hedge contracts were as follows (in thousands):

	October 30, 2010		January 30, 2010
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Israeli shekel	$32,959	$—	$29,512	$(1,163)

Cash Flow Hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges for certain operating expenses denominated in Israeli shekels. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. The effective change is recorded in OCI and is subsequently reclassified to operating expense when the hedged expense is recognized. Ineffectiveness is recorded in interest and other income (expense), net.

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

The fair value and balance sheet classification of foreign exchange contract derivatives are as follows (in thousands):

	October 30, 2010	January 30, 2010
Prepaid expenses and other current assets:
Derivative assets designated as hedging instruments:
Cash flow hedges	$1,125	$836
Other forward contracts	—	(6)

Total derivative assets	$1,125	$830

The following tables summarize the pre-tax effect of foreign exchange contract derivatives by cash flow hedges.

Cash Flow Hedges (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Gain recorded in OCI (effective portion)	$570	$938	$553	$3,518
Gains (Losses) reclassified from AOCI to operating expense (effective portion)	$381	$(1,398)	$(93)	$(2,188)

The Company anticipates reclassifying the accumulated loss recorded as of October 30, 2010 from accumulated other comprehensive income to operating expense within 12 months.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 and Level 2 with the exception of its investments in auction rate securities, which are classified within Level 3. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. The total amount of assets measured using Level 3 valuation methodologies represented 0.5% of total assets as of October 30, 2010. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in corporate debt securities and commercial paper issued by U.S. government and agencies are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of October 30, 2010 and January 30, 2010. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at October 30, 2010
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$946,092	$—	$—	$946,092
US government and agencies	112,391	33,799	—	146,190
Corporate debt securities	—	18,795	—	18,795
Short-term investments:
US government and agencies	412,477	—	—	412,477
Corporate debt securities	—	619,902	—	619,902
Long-term investments:
Auction rate securities	—	—	30,865	30,865
Prepaid expenses and other current assets:
Forward contracts	—	1,125	—	1,125
Other non-current assets:
Severance pay fund	9,753	50,658	—	60,411

Total assets	$1,480,713	$724,279	$30,865	$2,235,857

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 30, 2010
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$542,574	$—	$—	$542,574
US government and agencies	105,304	—	—	105,304
Corporate debt securities	—	4,000	—	4,000
Short-term investments:
US government and agencies	457,820	—	—	457,820
Corporate debt securities	—	228,469	—	228,469
Auction rate securities and settlement option	—	—	5,000	5,000
Long-term investments:
Auction rate securities	—	—	34,281	34,281
Prepaid expenses and other current assets:
Forward contracts	—	830	—	830
Other non-current assets:
Severance pay fund	9,156	48,105	—	57,261

Total assets	$1,114,854	$281,404	$39,281	$1,435,539

The following tables summarize the change in fair value for Level 3 items during the nine months ended October 30, 2010 and October 31, 2009 (in thousands):

Level 3
Changes in fair value during the nine months ended October 30, 2010 (pre-tax):
Beginning balance at January 31, 2010	$39,281
Purchases	—
Sales and redemption	(8,516)
Realized loss on sale	(134)
Unrealized gain included in other comprehensive income	234

Ending balance at October 30, 2010	$30,865

Level 3
Changes in fair value during the nine months ended October 31, 2009 (pre-tax):
Beginning balance at February 1, 2009	$40,541
Purchases	—
Sales and redemption	(150)
Unrealized loss included in other comprehensive loss	(1,117)

Ending balance at October 31, 2009	$39,274

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Acquired Intangible Assets, Net (in thousands)

		October 30, 2010			January 30, 2010
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	1 -7 years	$718,540	$(696,227)	$22,313	$714,640	$(665,010)	$49,630
Core technology	1 -8 years	212,650	(149,053)	63,597	212,650	(129,478)	83,172
Trade name	1 -5 years	350	(289)	61	350	(259)	91
Customer contracts	4 -7 years	187,200	(151,749)	35,451	183,300	(137,163)	46,137
Non-compete agreements	3 years	700	(700)	—	700	(629)	71
In-process research and development	*	9,700	—	9,700	—	—	—

Total intangible assets, net		$1,129,140	$(998,018)	$131,122	$1,111,640	$(932,539)	$179,101

*	Upon completion of the project, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset.

During the three months ended July 31, 2010, the Company purchased the assets of a company engaged in the development of communication products for home networking and broadband over powerline applications. Under the purchase method of accounting, the total purchase price was allocated to tangible and intangible assets based on their fair values as of the date of the completion of the purchase. The purchase price was not significant.

Based on the identified intangible assets recorded at October 30, 2010, the future amortization expense excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
Reminder of fiscal 2011	$13,799
2012	44,357
2013	37,624
2014	22,940
2015	1,729
Thereafter	973

$121,422

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Restructuring

During the three months ended October 30, 2010, the Company subleased one of its facilities and recorded an adjustment to the restructuring liabilities. In the nine months ended October 31, 2010, as a result of the anticipated sale of one of its facilities, the Company classified the carrying value of the building as held for sale within prepaid expenses and other current assets. This resulted in a charge of $1.1 million to write-down the carrying value to fair value in research and development. In addition, the Company continued to make payments and incur on-going operating expenses from its reserved facilities.

During the three months ended October 31, 2009, the Company continued to implement certain cost reduction measures that included reductions in workforce that had been announced in the first quarter ended May 2, 2009. In addition, the Company also restructured some facilities due to vacating certain locations. As a result, during the three months ended October 31, 2009, the Company recorded a restructuring charge of $1.9 million consisting of $0.1 million of severance and related employee benefits to the terminated employees and $1.2 million for facilities and related charges which included $1.0 million for leasehold improvements, furniture and equipment related to the closure of a lease in a foreign subsidiary. For the nine months ended October 31, 2009, the Company recorded a restructuring charge $15.2 million consisting of $8.6 million for of severance and related employee benefits to terminated employees, facilities and related charges of $5.8 million and equipment and other related charges of $0.8 million.

The following table sets forth an analysis of the components of the restructuring charges and the payments made (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Restructuring liabilities, beginning of period	$4,842	$5,234	$5,397	$7,685
Severance and related charges	—	117	—	8,640
Facilities and related charges	395	1,249	2,640	5,768
Equipment and other related charges	94	553	94	803
Non-cash adjustment	185	(1,015)	(1,272)	(1,254)
Net cash payments	(1,650)	(1,501)	(2,993)	(17,005)
Adjustments to previous assumptions	(230)	—	(230)	—

Restructuring liabilities, end of period	$3,636	$4,637	$3,636	$4,637

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Research and development	$187	$1,338	$1,686	$10,704
Selling and marketing	—	51	—	1,839
General and administrative	72	530	818	2,668

	$259	$1,919	$2,504	$15,211

The remaining facility lease charges included in the restructuring liabilities will be paid out through fiscal 2018.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Commitments and Contingencies

Purchase commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of October 30, 2010, these foundries had incurred approximately $217.7 million of manufacturing expenses on the Company’s outstanding purchase orders.

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants will receive complete dismissals from the case. On October 5, 2009, the Court issued an order of final approval of the settlement. Certain objectors have filed appeals. If for any reason the settlement does not become effective, the Company believes it has meritorious defenses to the claims against it and intends to defend the action vigorously.

Section 16(b) Litigation. On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. Numerous similar suits were filed by the same plaintiff against other underwriters relating to other issuers. The underwriter defendants and some of the issuer defendants (excluding the Company) filed a motion to dismiss, and on March 12, 2009, the district court ordered dismissal of all claims against the moving issuer defendants without prejudice. The court also ordered dismissal of all claims against the underwriter defendants with prejudice. On April 10, 2009, the plaintiffs filed their notice of appeal to those dismissal orders. In accordance with the briefing schedule set by the Ninth Circuit Court of Appeals on August 18, 2009, plaintiff filed her opening brief on August 26, 2009. On October 2, 2009, the underwriter defendants/appellees/cross-appellants filed their answering brief, and the moving issuers/appellees filed their principal brief as well. Plaintiff/appellant/cross-appellee filed her response and reply briefs on November 2, 2009. The underwriter defendants/appellees/cross-appellants filed their reply brief on November 17, 2009. Oral argument in this matter took place on October 5, 2010. The Ninth Circuit Court of Appeals has not yet issued a decision. No discovery has taken place.

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

The case then proceeded in the trial court. On January 13, 2009, the Court granted a motion disqualifying the Company’s counsel and the Company engaged new counsel. The trial date was continued from March 2, 2009 to May 4, 2009. The claims against the three Company officers were dropped. The parties engaged in extensive discovery. Motions for summary judgment and/or summary adjudication filed by the parties were heard on February 3, 2009 and were all denied except for Jasmine’s motions directed to the Company’s declaratory judgment claims, which were granted. On June 3, 2009, the Court granted the Company’s motion to dismiss Jasmine’s Second Amended Complaint in its entirety with prejudice, for lack of standing. On December 29, 2009, the Court of Appeal, Sixth Appellate District reversed that dismissal with directions to proceed in the trial court. On February 10, 2010, the California Supreme Court declined to review that decision. In April 2010, the trial court set a new trial date for September 20, 2010 and the case has proceeded in the trial court. However, at the time of the filing of this Form 10-Q, the Company does not believe, based on currently available facts and circumstances, that it is reasonably possible to predict the final outcome of this case. Such matters involve many uncertainties and, as such, the Company has not accrued for any amount as of October 30, 2010.

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

On September 10, 2008, the Court granted the defendant’s motion to consolidate both actions but denied as premature having the defendant suppliers’ case proceed first. On February 3, 2009, the Court granted Wi-LAN’s motion to add an additional patent, U.S. Patent No. 6,549,759 (the “’759 Patent”). The claim construction hearing for the ’222 and ’802 patents was held on March 11, 2010, and a ruling was issued on May 11, 2010. The claim construction hearing for the ’759 patent was held on September 1, 2010, and a ruling was issued on September 20, 2010.

On June 4, 2010, Wi-LAN filed another patent litigation against MSI and other system and chip manufacturers in the United States District Court for the Eastern District of Texas. Wi-LAN asserted two patents that allegedly relate to Bluetooth standards – the ’759 patent and U.S. Patent No. 5,515,369 (the “’369 patent”). MSI is accused of infringing the ’369 patent only. MSI filed its answer and counterclaims on August 6, 2010. No schedule has been set in this case. On October 27, 2010, the Court issued an order setting the trial schedule for the litigation. Trial for the ’222 and ’802 patents was set for January 4, 2011. Trial for the ’759 patent was tentatively set for February 7, 2011.

MSI believes it does not infringe any valid and enforceable claims of the asserted Wi-LAN patents and will vigorously defend itself in these matters.

Carnegie Mellon Litigation. On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company as defendants and alleging patent infringement. CMU has asserted two patents (U.S. Patent Nos. 6,201,839 and 6,438,180) purportedly relating to read-channel integrated circuit devices and the hard disk drive products incorporating such devices. The complaint seeks unspecified damages and an injunction. On June 1, 2009, MSI and the Company filed their answers and MSI filed counterclaims to the complaint seeking declaratory judgments of non-infringement and invalidity as to both of the asserted patents. The claim construction hearing was held on April 12 and 13, 2010, and a ruling was issued on October 1, 2010. On April 29, 2010, MSI and the Company filed their amended answers and counterclaims. The Court has not yet scheduled a trial date. MSI and the Company believe that they do not infringe any valid and enforceable claims of the asserted CMU patents and intend to contest this action vigorously.

PACid Patent Litigation. On March 30, 2009, The PACid Group, LLC filed a complaint in the United States District Court for the Eastern District of Texas, case no. 6:09-cv-00143 LED, which named MSI, Marvell Technology, Inc. (“MTI”), Marvell Semiconductor, Ltd. (“MSL”), the Company and 15 other companies as defendants. The complaint alleged infringement of two patents purportedly relating to encryption: U.S. Patent Nos. 5,963,646 and 6,049,612. The complaint seeks unspecified damages and an injunction. On May 22, 2009, MSI filed its answer and counterclaims to the complaint. On June 1, 2009, MTI, MSL and the Company were dismissed without prejudice. The claim construction hearing was held on March 25, 2010, and a ruling was issued on July 15, 2010. The parties have resolved the dispute and a final dismissal was entered by the court on October 5, 2010. The resolution did not have a material impact on the Company’s financial statements.

Xpoint Patent Litigation. On August 21, 2009, Xpoint Technologies, Inc. filed a complaint in the United States District of Delaware, which names the Company, MSI and thirty-six other companies as defendants. The complaint alleged infringement of U.S. Patent No. 5,913,028 which purportedly relates to data traffic delivery. The complaint seeks unspecified damages and an injunction. A first amended complaint was filed on September 18, 2009 and a second amended complaint was filed on August 20, 2010. On October 28, 2009, the Company was dismissed from the lawsuit, although MSI remains a defendant. MSI filed its answers and counterclaims on December 18, 2009. The Court has scheduled a claim construction hearing for January 13, 2012, and trial for May 7, 2012. MSI intends to contest this action vigorously.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2010, the parties reached a tentative settlement, which did not have a material impact on the Company’s financial statements.

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

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the Court issued an order granting the Defendants’ motion to transfer the action to the Northern District of California; the case was formally transferred on August 23, 2010. MSI believes that it does not infringe any valid and enforceable claim of the USEI patents in suit, and intends to litigate this action vigorously.

Lake Cherokee Patent Litigation. On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. filed a Complaint in the United States District Court in the Eastern District of Texas. The Complaint names MSI and seven other Defendants, and alleges infringement of United States Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents in suit”). The Lake Cherokee patents in suit are purportedly relating to read-channel integrated circuit devices, and allegedly, to certain unspecified hard disk drive products incorporating such devices. The Complaint seeks unspecified damages and a permanent injunction. MSI intends to vigorously defend this action. Because this action is in the early stages, the Company is unable to predict the outcome of this litigation at this time.

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

Note 10. Stock-Based Compensation

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Cost of goods sold	$1,818	$2,389	$5,746	$8,315
Research and development	19,795	24,134	60,735	68,064
Selling and marketing	3,208	4,087	8,778	11,457
General and administrative	4,720	3,767	11,867	8,204

	$29,541	$34,377	$87,126	$96,040

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation of $1.1 million and $1.6 million was capitalized in inventory as of October 30, 2010 and January 30, 2010, respectively.

The following weighted average assumptions were used for each respective period to calculate the fair value of each option award on the date of grant using the Black-Scholes option pricing model:

	Stock Option Plans		ESPP
	Three Months Ended		Three Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Estimated fair value	$7.40	$6.98	$5.14	$4.14
Volatility	53%	53%	53%	51%
Expected term (in years)	4.7	4.6	0.5	1.3
Risk-free interest rate	1.4%	2.5%	0.2%	0.7%
Dividend yield	—	—	—	—

	Stock Option Plans		ESPP
	Nine Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Estimated fair value	$9.34	$5.82	$5.14	$4.14
Volatility	53%	53%	53%	51%
Expected term (in years)	4.7	4.6	0.5	1.3
Risk-free interest rate	2.2%	2.1%	0.2%	0.7%
Dividend yield	—	—	—	—

Note 11. Shareholders’ Equity

Stock plans

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended to date, had 383.4 million common shares reserved for issuance thereunder as of October 30, 2010. Options granted under the Option Plan generally have a term of ten years and generally must be issued with exercise prices of not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised upon or after vesting. At the annual general meeting of shareholders held in July 2010, the shareholders approved an amendment to the Option Plan that (i) allows the Company to grant awards other than stock options and stock appreciation rights intended to qualify as “performance-based compensation” within the meaning of the Internal Revenue Code of 1986, as amended, pursuant to an appendix to the Option Plan; and (ii) amends the Option Plan to reduce the maximum number of shares automatically added to the Option Plan each fiscal year by 50% (the “reduced evergreen”). Under the reduced evergreen provision, on the first day of each fiscal year starting January 31, 2011 and continuing until the earlier of January 31, 2013 or the termination of the Option Plan, the share reserve of the Option Plan automatically increases by the lesser of: (a) 20,000,000 shares, (b) 2.5% of outstanding shares on such date, or (c) a lesser amount determined by the Board.

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). The 2007 Directors’ Plan had 750,000 common shares reserved for issuance thereunder as of October 30, 2010. Under the 2007 Directors’ Plan, an outside director is granted an option to purchase 50,000 common shares upon appointment to the Company’s Board of Directors. These options vest one-third of the shares on the one year anniversary of the date of grant and one-third of the shares on each anniversary thereafter. An outside director who has served on the Company’s Board of Directors for the prior six months is also granted an option to purchase 12,000 common shares on the date of each annual meeting of the Company’s shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant. Beginning in calendar year 2011, an outside director who has served on the Company’s Board of Directors for the prior six months will be granted – upon re-election by the shareholders at the annual general meeting – an option to purchase 9,000 common shares on the date of each annual general meeting of shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant. In addition, an outside director who has served on the Company’s Board of Directors for the prior six months will also be granted a restricted stock unit award (the “Annual RSU Award”) that will cover a number of shares with an aggregate fair market value as reported on the NASDAQ Global Select Market equal to $70,000 on the date of each annual general meeting of shareholders. The Annual RSU Award vests as to one-third (1/3rd) of the shares subject to the Annual RSU Award on each one-year anniversary of the vesting commencement date.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Option Plan and the 2007 Directors’ Plan, the Company may also grant restricted stock awards, which may be subject to vesting, and stock unit awards, which are denominated in shares of stock, but may be settled in cash or tradable shares of the Company’s common shares upon vesting, as determined at the time of grant.

Employee stock purchase plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), and on October 22, 2009, the Purchase Plan was amended and restated (the “Restated Purchase Plan”). The Restated Purchase Plan had 28.6 million common shares reserved for issuance thereunder as of October 30, 2010.

The Company issued none and 5,425,037 shares under the Restated Purchase Plan in the three and nine months ended October 30, 2010, respectively. As of October 30, 2010, there was $1.0 million of unrecognized compensation cost related to the Restated Purchase Plan.

Activity under the Company’s stock option plans for the nine months ended October 30, 2010 is summarized below (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Balance at January 30, 2010	70,966	$11.28
Granted	1,996	$20.18
Canceled/Forfeited	(2,314)	$18.87
Exercised or issued	(8,419)	$8.65

Balance at October 30, 2010	62,229	$11.64

Vested or expected to vest at October 30, 2010	60,670	$11.65

Exercisable at October 30, 2010	41,615	$11.67

The aggregate intrinsic value and weighted average remaining contractual term of options vested and expected to vest at October 30, 2010 was $495 million and 5.1 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at October 30, 2010 was $345 million and 3.9 years, respectively. The aggregate intrinsic value is calculated based on the Company’s closing stock price for all in-the-money options as of October 29, 2010.

Included in the table below is activity related to restricted stock units (in thousands, except per share amounts):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 30, 2010	2,746	$8.99
Granted	4,505	$20.83
Vested	(531)	$14.01
Canceled/Forfeited	(279)	$13.26

Balance at October 30, 2010	6,441	$16.73

The Company’s current practice is to issue new shares to satisfy share option exercises. As of October 30, 2010, compensation costs related to unvested share-based awards not yet recognized amounted to $181.1 million. The unamortized compensation expense for stock options and restricted stock units will be amortized over a weighted-average period of 1.9 years and 2.5 years, respectively. The expense is recognized on a straight-line basis, except for performance-based awards which are amortized on an accelerated basis.

Repurchase of common stock

On August 19, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500.0 million of the Company’s common stock in open market, privately negotiated or block transactions. The Company repurchased 3.6 million shares for $60.6 million in cash during the three months ended October 30, 2010. The repurchased shares were retired immediately after the repurchases were completed. As of October 30, 2010, $439.4 million remained available under this stock repurchase program.

Note 12. Income Taxes

For the three months ended October 30, 2010 and October 31, 2009, the Company’s effective tax rate was an income tax provision of 0.6% and an income tax benefit 19.5%, respectively. For the nine months ended October 30, 2010 and October 31, 2009, the Company’s effective tax rate was an income tax provision of 0.4% and income tax benefit of 17.0%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense, amortization of acquired intangibles and accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions. For the three and nine months ended October 30, 2010, the provision for income taxes was impacted by a reduction of unrecognized tax benefits in the amount $1.9 million and $10.7 million, respectively, due to the expiration of the statute of limitations in multiple jurisdictions. In addition, the Company recognized a $3.4 million valuation allowance benefit due to completion of an audit, and a $1.9 million benefit related to a ruling denial related to the Company’s supply chain structure for the three months ended October 30, 2010. During the three and nine months ended October 31, 2009 the benefit for income taxes was impacted by a benefit of $27.4 million and $33.2 million, respectively, due to the expiration of the statute of limitations, along with the reversal of taxes payable of $5.3 million related to the periods 2002 through 2006 of a non-U.S. entity, and by a reduction of $2.4 million and $5.0 million, respectively, in unrecognized tax benefits due to a settlement of an audit in a non-U.S. jurisdiction. In addition, the nine months ended October 31, 2009 includes an increase in the Company’s provision due to the impact of a non-U.S. corporate tax rate change of $6.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; our expectations regarding our inventory levels; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our expectations regarding the amount of our future sales in Asia; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the fourth quarter ending January 29, 2011 compared with the third quarter ended October 30, 2010; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources, capital expenditures, investment requirements and commitments to meet our capital needs for the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our plan regarding forward exchange contracts and the effect of foreign exchange rates; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of the worldwide financial crisis; the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; our ability to successfully compete in the mobile and wireless communications markets; the impact of lengthy and expensive product sales cycles; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

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

During the third fiscal quarter of 2011, we delivered strong business results, with revenue, operating income, and cash flows from operations at record levels. Revenue during the quarter was $959 million, a 7% sequential increase and a 19% increase from the third fiscal quarter of last year. Our mobile and wireless product revenue continued to grow, up over 20% sequentially, 100% compared to the third fiscal quarter of 2010, and now makes up more than a third of our total revenue. These increases are driven by increased sales of our cellular communication processors. However, after several quarters of significant growth, we expect sales of embedded wireless LAN products, particularly products for game consoles, to decline in the fourth quarter due to seasonal trends. This increase was offset somewhat by inventory rebalancing by some of our customers for our networking products, which led to a decline in our revenue for these products of 9%.Our storage revenue increased 3% compared to the prior quarter.

Our storage revenue, which historically represented a majority of our total revenue, now makes up less than half of our total revenue, due to the growth in our other product lines. This shift towards mobile and wireless, networking, and other product lines has helped diversify our company and make our results less dependant on a single industry. However, the increased exposure to other end markets, such as mobile phones and gaming consoles, brings increased competitive challenges that could significantly impact our results going forward. In addition, our results going forward will likely fluctuate more significantly than in the past from quarter to quarter, as a result of seasonal trends, as well as timing of new product platform introductions. For example, our revenue related to components sold into gaming platforms increased significantly in the third quarter of 2011 due to new product launches and ahead of the holiday buying season. In our fiscal fourth quarter, we expect revenues that are driven by gaming console end products will decline as a result.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	40.7	42.5	40.6	45.2
Research and development	22.8	26.5	24.6	31.3
Selling and marketing	4.1	4.4	4.2	5.2
General and administrative	3.1	2.1	2.9	7.6
Amortization of acquired intangible assets	2.3	3.3	2.4	4.2

Total operating costs and expenses	73.0	78.8	74.7	93.5

Operating income	27.0	21.2	25.3	6.5
Interest and other income, net	(0.2)	(0.2)	(0.0)	0.0
Interest expense	(0.0)	0.0	(0.0)	0.0

Income before income taxes	26.8	21.0	25.3	6.5
Provision (benefit) for income taxes	0.2	(4.1)	0.1	(1.1)

Net income	26.6%	25.1%	25.2%	7.6%

Three and Nine Months Ended October 30, 2010 and October 31, 2009

Net Revenue

	Three Months Ended			Nine Months Ended
	October 30, 2010	October 31, 2009	% Change	October 30, 2010	October 31, 2009	% Change
	(in thousands, except percentage)
Net revenue	$959,327	$803,098	19.5%	$2,711,380	$1,965,152	38.0%

The increase in net revenue during the three months ended October 30, 2010 compared to the three months ended October 31, 2009, reflected our continued growth in mobile and wireless. Year over year, sales of mobile and wireless products grew approximately 110% primarily due to strong sales of cellular communications products, and to a lesser extent, higher sales of embedded wireless LAN products. Our networking revenue remained relatively flat overall in the three months ended October 30, 2010 compared to the three months ended October 31, 2009 primarily due to the combination of inventory re-balancing at certain enterprise networking customers, offset by improved sales of Ethernet client products. Finally, our storage revenue declined approximately 9% in the three months ended October 30, 2010 as compared to the three months ended October 31, 2009 due to the continued impact of lower demand for hard-disk drive products in the third quarter of fiscal 2011.

For the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009, mobile and wireless revenue more than doubled as a result of the significant growth in demand for our cellular communications products, along with increased demand of our embedded wireless LAN products. Our networking revenue grew over 25% during the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009 primarily due to a combination of increased demand for both our client and enterprise Ethernet products, along with an improved macroeconomic environment for capital intensive networking equipment. Despite a challenging last few quarters, overall storage revenue grew 13% in the first nine months of fiscal 2011 as compared with the first nine months of fiscal 2010 due to improved industry demand for hard drives as well company specific market share gains. The growth in our overall revenue of 38% reflects a combination of increased demand for our newer products, and an improvement in overall economic conditions following the significant declines in the prior year.

We currently expect overall revenues in our fiscal fourth quarter to decline slightly, largely driven by seasonality in our mobile and wireless businesses.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. No distributors accounted for more than 10% of our net revenue for the three months and nine months ended October 30, 2010 and October 31, 2009.

The following table sets forth revenue attributable to end customers comprising 10% or more of our net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
Customer	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
A	20%	24%	22%	24%
B	18%	*	14%	*
C	*	15%	*	15%

*	Less than 10% of net revenue

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 78% and 89% of our net revenue for the three months ended October 30, 2010 and October 31, 2009, respectively, and represented 82% and 90% of our net revenue for the nine months ended October 30, 2010 and October 31, 2009, respectively. We expect that a significant portion of our revenue will continue to be represented by sales to our customers in Asia.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	October 30, 2010	October 31, 2009	% Change	October 30, 2010	October 31, 2009	% Change
	(in thousands, except percentage)
Cost of goods sold	$390,808	$341,617	14.4%	$1,101,475	$887,306	24.1%
% of net revenue	40.7%	42.5%		40.6%	45.2%

The decrease in cost of goods sold as a percentage of revenue for the three and nine months ended October 30, 2010 compared to the three and nine months ended October 31, 2009 was primarily driven by the improved cost structure of our newer products as we have continued to benefit from the cost focus during the engineering design phase of our products, continued focus on efficiency and yield improvements. Our cost of goods sold as a percentage of revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products, increased pricing pressures from our customers and competitors; particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; and the introduction of new products with lower margins and product warranty costs. We currently expect cost of goods sold as a percentage of revenue to be approximately flat for the three months ending January 29, 2011.

Research and Development

	Three Months Ended			Nine Months Ended
	October 30, 2010	October, 31 2009	% Change	October 30, 2010	October 31, 2009	% Change
	(in thousands, except percentage)
Research and development	$218,420	$212,873	2.6%	$665,742	$615,152	8.2%
% of net revenue	22.8%	26.5%		24.6%	31.3%

The increase in research and development expense for the three months ended October 30, 2010 compared to the three months ended October 31, 2009 of $5.5 million was primarily due to a $14.6 million increase in personnel related costs as a result of increased headcount to support the growth of our business. Partially offsetting the increase, our development costs were lower as we received higher amounts of funding from customers for development work in the current year as compared to the prior year. In addition, stock compensation expenses declined $4.3 million and restructuring costs were lower by $1.2 million.

The increase in research and development expense for the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009 of $50.6 million was primarily related to increases in personnel related costs of $58.9 million due to increased headcount to support the growth of our business, as well as higher expenses for the incentive compensation program due to the higher revenue and operating profit compared to the prior year. Wafer, test and other preproduction engineering materials increased by $8.2 million due to increased activity to bring new products to market. Partially offsetting the increases was a decrease in restructuring costs of $9.0 million due primarily to severance and facilities related costs in the nine months ended October 31, 2009. In addition, stock-based compensation expenses declined by $7.3 million.

We currently expect that research and development expense during the fourth quarter ending January 29, 2011 will increase slightly from the level of expense reported during the third quarter ended October 30, 2010.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	October 30, 2010	October 31, 2009	% Change	October 30, 2010	October 31, 2009	% Change
	(in thousands, except percentage)
Selling and marketing	$39,751	$35,442	12.2%	$115,037	$102,260	12.5%
% of net revenue	4.1%	4.4%		4.2%	5.2%

The increase in selling and marketing expense for the three months ended October 30, 2010 compared to the three months ended October 31, 2009 of $4.3 million included an increase of $1.9 million as a result of higher sponsorship and public relations expenses as we increased our presence in these areas. In addition, personnel related costs increased $1.8 million due to increased headcount and contractor services to support the company’s growth. In addition, in connection with higher levels of sales activities, we have experienced higher travel and sales related costs of $2.0 million. Partially offsetting these increases was a decrease in stock-based compensation costs of $0.9 million.

The increase in selling and marketing expense for the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009 of $12.8 million was primarily due to an increase of $6.5 million in trade show and public relations expenses as we increased our presence in these areas. In addition, personnel related costs increased $5.8 million due to increased headcount and contractor services to support the company’s growth. Sales representative commissions increased $1.5 million due to the increase in revenue. In addition, in connection with higher levels of sales activities, we have experienced higher travel and sales related costs of $7.1 million. Partially offsetting these increases was a decrease in stock-based compensation costs of $2.7 million. In addition, restructuring costs declined due to $1.8 million of severance related costs recorded during the nine months ended October 31, 2009.

We currently expect that selling and marketing expense during the fourth quarter ending January 29, 2011 will increase slightly from the level of expense reported during the third quarter ended October 30, 2010.

General and Administrative

	Three Months Ended			Nine Months Ended
	October 30, 2010	October 31, 2009	% Change	October 30, 2010	October 31, 2009	% Change
	(in thousands, except percentage)
General and administrative	$29,576	$16,660	77.5%	$78,124	$148,856	(47.5)%
% of net revenue	3.1%	2.1%		2.9%	7.6%

The increase in general and administrative expense for the three months ended October 30, 2010 compared to the three months ended October 31, 2009 of $12.9 million was primarily due to a significant increase in legal fees primarily due to the timing of trial activity. In addition, personnel and related cost increased by $2.7 million due mainly to higher contractor services.

The decrease in general and administrative expense for the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009 of $70.7 million was primarily due to a $72.0 million settlement recorded in the nine months ended October 31, 2009 in connection with the settlement of the class action securities litigation related to our historical stock option granting practices. In addition, legal fees decreased significantly primarily due to the timing of trial activity and lower activity as a result of the settlement of various litigation matters. Partially offsetting the decreases was an increase in personnel and related cost of $5.9 million due to higher increased headcount and contractor services to support the company’s growth, as well as higher incentive compensation costs due to the higher revenue and operating profit compared to the prior year. Finally, stock-based compensation increased $3.7 million due to the impact of executive performance grants.

We currently expect that general and administrative expense during the fourth quarter ending January 29, 2011 will increase slightly from the level of expense reported during the third quarter ended October 30, 2010.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	October 30, 2010	October 31, 2009	% Change	October 30, 2010	October 31, 2009	% Change
	(in thousands, except percentage)
Amortization of acquired intangible assets	$21,770	$26,450	(17.7)%	$65,533	$83,252	(21.3)%
% of net revenue	2.3%	3.3%		2.4%	4.2%

The decrease in amortization of acquired intangible assets for the three and nine months ended October 30, 2010 compared to the three and nine months ended October 31, 2009 was due to intangible assets from certain acquisitions becoming fully amortized and the effects of the write-off of certain purchased intangibles during the fourth quarter ended January 30, 2010.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	October 30, 2010	October 31, 2009	% Change	October 30, 2010	October 31, 2009	% Change
	(in thousands, except percentage)
Interest and other income (expense), net	$(1,634)	$(1,303)	25.4%	$(1,082)	$418	(358.9)%
% of net revenue	(0.2)%	(0.2)%		0.0%	0.0%

The increase in the loss in interest and other income (expense), net for the three months ended October 30, 2010 compared to the three months ended October 31, 2009 was primarily due to $3.0 million in higher unfavorable foreign currency impacts on our tax liabilities as a result of the weakening of the U.S. dollar. Mostly offsetting this impact was $2.2 million of higher interest income due to higher cash and investment balances, as well as higher interest rates.

The loss in interest and other income (expense), net for the nine months ended October 30, 2010 compared to the income during the nine months ended October 31, 2009 was primarily due to $2.7 million in higher unfavorable foreign currency impacts on our tax liabilities as a result of the weakening of the U.S. dollar. Mostly offsetting this impact was $3.8 million of higher interest income due to cash and investment balances, as well as higher interest rates.

Interest Expense

	Three Months Ended			Nine Months Ended
	October 30, 2010	October 31, 2009	% Change	October 30, 2010	October 31, 2009	% Change
	(in thousands, except percentage)
Interest expense	$31	$70	(55.7)%	$123	$1,672	(92.6)%
% of net revenue	0.0%	0.0%		0.0%	0.0%

The decrease in interest expense for the three and nine months ended October 30, 2010 compared to the three and nine months ended October 31, 2009 was due to the repayment of capital lease obligations.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	October 30, 2010	October 31, 2009	% Change	October 30, 2010	October 31, 2009	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$1,605	$(32,916)	(104.9)%	$2,988	$(21,563)	(113.9)%
% of net revenue	0.2%	(4.1)%		0.1%	(1.1)%

For the three and nine months ended October 30, 2010, the provision for income taxes was impacted by a reduction of unrecognized tax benefits in the amount $1.9 million and $10.7 million, respectively, due to the expiration of the statute of limitations in multiple jurisdictions. In addition, we recognized a $3.4 million valuation allowance benefit due to completion of an audit, and a $1.9 million benefit related to a ruling denial related to our supply chain structure, for the three months ended October 30, 2010. During the three and nine months ended October 31, 2009 the benefit for income taxes was impacted by a benefit of $27.4 million and $33.2 million, respectively, due to the expiration of the statute of limitations, along with the reversal of taxes payable of $5.3 million related to the periods 2002 through 2006 of a non-U.S. entity, and by a reduction of $2.4 million and $5.0 million, respectively, in unrecognized tax benefits due to a settlement of an audit in a non-U.S. jurisdiction. In addition, the nine months ended October 31, 2009 includes an increase in our provision due to the impact of a non-U.S. corporate tax rate change of $6.2 million.

Liquidity and Capital Resources

Our principal source of liquidity as of October 30, 2010 consisted of approximately $2.7 billion of cash, cash equivalents and short-term investments, as well as cash from operations. We believe that our existing cash, cash equivalents and short term investments, together with cash generated from operations, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $942.7 million for the nine months ended October 30, 2010. The cash inflows from operations in the nine months ended October 30, 2010 were primarily due to $904.1 million of net income adjusted for non-cash items.

Increases in working capital during the nine months ended October 30, 2010 included an increase in accounts payable of $63.9 million. The increase in accounts payable was due to higher levels of purchasing to support our business. Deferred income increased by $28.8 million due to our distributors increasing inventory levels in anticipation of increased sales to their end customers. Accrued employee compensation increased by $27.0 million due to timing of payroll periods and withholding on the employee stock purchase plan. Significant working capital changes offsetting positive cash flows for the nine months ended October 30, 2010 included an increase in accounts receivable of $111.2 million due to higher levels of revenue, and seasonal patterns.

Net cash provided by operating activities of $530.4 million for the nine months ended October 31, 2009 included $394.9 million from net income adjusted for non-cash items and $135.5 million of net cash provided by changes in working capital items. Improvements in working capital included a decrease in inventories of $83.5 million as we decreased our inventory levels earlier in the year in light of the economic downturn and we experienced capacity constraints as we attempted to restore the levels. In addition, accounts payable increased by $172.0 million due to our on-going efforts to manage payment periods with vendors. Accrued employee compensation also increased by $35.1 million due primarily to an increase in accrued incentive compensation. Finally, deferred income increased due to our distributors increasing inventory levels in anticipation of increased sales as the overall economic environment was improving. Significant working capital changes offsetting these positive cash flows for the nine months ended October 31, 2009 related to an increase in accounts receivable of $172.2 million due to the higher revenue during the three months ended October 31, 2009 compared to the end of the prior year. In addition, income taxes payable decreased by $29.1 million due to the reversal of tax contingency reserves as a result of the expiration of the statute of limitations related to certain items and favorable outcomes on audit closures in foreign jurisdictions during fiscal 2010.

Net Cash Used in Investing Activities

Net cash used in investing activities was $441.6 million for the nine months ended October 30, 2010 compared to $444.0 million for the nine months ended October 31, 2009. The net cash used in investing activities in the nine months ended October 30, 2010 was due to net purchases of investments of $345.0 million. In addition, we purchased $63.3 million of property and equipment mainly to support additional capacity, $20.7 million for an acquisition and purchased technology licenses of $12.6 million. The net cash used for the nine months ended October 31, 2009 was due primarily to the net purchase of investments of $416.7 million purchases of property and equipment of $14.8 million and purchases of technology licenses for $12.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $36.3 million for the nine months ended October 30, 2010 compared to $33.6 million for the nine months ended October 31, 2009. For the nine months ended October 30, 2010, net cash provided by financing activities was primarily attributable to proceeds from the issuance of common shares under our stock option plan of $97.7 million, which was partially offset by stock repurchases under our new stock repurchase program. We repurchased 3.6 million shares for a total of $60.6 million during the three months ended October 30, 2010. For the nine months ended October 31, 2009, net cash provided by financing activities was primarily attributable to proceeds from the issuance of common shares under our stock option plans.

Off-Balance Sheet Arrangements

As of October 30, 2010, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements and Accounting Changes

See “Note 2: Recent Accounting Pronouncements and Accounting Changes” in Part 1, Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we do not have any outstanding debt as of October 30, 2010. We maintain an investment policy that requires minimum short-term and long-term credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds and corporate debt securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of October 30, 2010, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $10.9 million incremental decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not result in any cash flow impact.

As of October 30, 2010, our investment portfolio included $33.0 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of October 30, 2010, the fair value of auction rate securities was $2.1 million less than par value and recorded in long-term investments.

Based on our assessment of our cash flow projections, our balance of approximately $2.7 billion in cash, cash equivalents and short-term investments other than auction rate securities, and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value in order to operate our business. We do not have the intent to sell these auction rate securities until recovery and it is more likely than not that we will not be required to sell the auction rate securities prior to recovery. Thus we consider the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. These investments, which totaled $8.1 million at October 30, 2010, are included in other non-current assets in the accompanying balance sheets and are accounted for under the cost method because our ownership is less than 20% and we do not have the ability to exercise significant influence over the operations of these companies. We monitor these investments for impairment and make appropriate reductions in carrying value when impairment is deemed to be other-than-temporary.

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

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular, to hedge a portion of the forecasted Israeli Shekel expenses. We will enter into short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses and purchases denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective the results of the hedge activities offset the underlying expense within the operating expense. De-designated hedges or hedges deemed ineffective are recorded in other income and expense. We do not hedge our tax liabilities denominated in local currency on our balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 2.7%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. The trading price of our common shares on the NASDAQ Global Select Market for the period of January 1, 2009 to October 30, 2010 ranged from a low of $5.66 to a high of $22.87. In future periods, if our revenue or operating results are below our estimates or the estimates or expectations of public market analysts and investors, our stock price could decline. On average, technology companies have been subject to a greater number of securities class action claims than companies in many other industries as a result of stock price volatility. If our stock price is volatile, we may become involved in this type of litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business

Our business, financial condition and results of operations may be adversely impacted by global economic conditions, which may cause a decline in the market price of our common shares.

We operate in the semiconductor industry, which is cyclical, subject to rapid change and evolving industry standards. From time to time, this industry has experienced significant demand downturns. These downturns are characterized by decreases in product demand, excess customer inventories and sometimes accelerated erosion of prices. These factors could cause substantial fluctuations in our net revenue, gross margin, cash flows and results of operations. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Any downturns in the current environment may be severe and prolonged, and any failure of the markets in which we operate to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry is also subject to periodic increases in demand and supply constraints, which may affect our ability to ship products. Accordingly, our results of operations may vary significantly as a result of the general conditions in the semiconductor industry, which could cause fluctuations in our stock price.

The global credit and financial markets continue to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, increased concerns about inflation and deflation, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. We cannot predict the timing, strength or duration of any economic slowdown or subsequent global economic recovery in the markets we serve. If the economy or markets in which we operate deteriorate from current levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could adversely impact our results of operations.

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

The semiconductor industry and specifically the mobile and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of mobile and wireless products and services.

As the markets we compete in continue to increase, our revenue and gross margins may be harmed. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the mobile and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. We cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, our revenues may decrease substantially.

We receive a significant amount of our revenue from a limited number of customers. For the nine months ended October 30, 2010, two customers accounted for a total of approximately 36% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Currently our alternative manufacturing sources are located in China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. Taiwan has experienced significant earthquakes in the past, including, for example, in March 2010, and may be subject to additional earthquakes that could disrupt manufacturing operations. In addition, the resurgence of severe acute respiratory syndrome, the outbreak of avian flu and any similar future outbreaks in Asia, where these foundries are located, could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenue, cost of goods sold and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and harm our business, financial condition or results of operations.

No Guarantee of Capacity or Supply:

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. In addition, when demand is strong, availability of foundry capacity may be constrained, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. For example, as a consequence of the economic downturn, in several of our past quarters, we experienced some supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to the high utilization levels required due to a rapid increase in demand. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries, despite signing an agreement with a foundry to reserve and secure foundry fabrication capacity for a fixed number of wafers. Despite this agreement, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries, may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need.

Although we use several independent foundries to manufacture our semiconductor products, most of our components are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it may be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in revenue, net income and cash flow.

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

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. In the future, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our costs and operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations. In addition, if such demand does not materialize at the pace which we expect, we may be required to scale down our business through expense and headcount reductions as well as facility consolidations or closures that could result in restructuring charges that would materially and adversely affect our results of operations. For example, in order to reduce expenses in the challenging economic environment that began during the second half of fiscal 2009, and continued into late fiscal 2009 and early in fiscal 2010, we implemented certain cost reduction measures to reduce operating expenses. Because many of our expenses are fixed in the short-term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any decrease in customer demand. If customer demand does not increase as anticipated, our profitability could be adversely affected due to our higher expense levels.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 82% of our net revenue for the nine months ended October 30, 2010, 89% of our net revenue in fiscal 2010, 86% of our net revenue in fiscal 2009 and 84% of our net revenue in fiscal 2008.

As of October 30, 2010, we have substantial operations outside of the U.S. These operations are directly influenced by the political and economic conditions, as well as possible military hostilities that could affect our operations in Israel. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to risks associated with international operations, including:

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

From time to time, we enter into relationships with distributors and manufacturers’ representatives to sell our products, and we are unable to predict the extent to which these partners will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives also market and sell competing products, and may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain or attract effective distributors or manufacturers’ representatives, our sales and results of operations will be harmed.

We have made and may continue to make acquisitions and investments, which could divert management’s attention, cause ownership dilution to our shareholders, be difficult to integrate and adversely affect our results of operations and share price.

We expect to continue to make acquisitions and investments in businesses that offer complementary products and technologies, augment our market segment coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure that we will be able to identify suitable acquisition, investment, alliance or joint venture opportunities in the future, or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

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

We have approximately $2.0 billion of goodwill and $131 million of intangible assets on our balance sheet as of October 30, 2010. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our financial results. For example, as a result of our analysis related to acquired intangible assets, we recorded an impairment charge of $16 million in the fourth quarter ended January 31, 2009. In addition, from time to time, we have made investments in, rather than acquisitions of, other companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

We believe that effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal controls over financial reporting, as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

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

Under the Israeli law of “approved or benefited enterprise,” two branches of Marvell Israel (“MISL”), the GTL division and the cellular division (formerly Marvell DSPC), are entitled to a beneficial tax program that includes reduced tax rates and exemption of certain income. The first program was approved for MISL in 1995 and the most recent was elected in 2009. Marvell DSPC also has approved programs with the first approved in 1990 and the most recent elected in 2010. The benefit period is generally ten to 15 years and begins in the first year in which our Israeli branches earn taxable income from the approved or benefited enterprises, provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020.

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

As a result of the settlement with the SEC, we cannot invoke the “safe harbor” for the forward-looking statements provision of the Private Securities Litigation Reform Act of 1995 until June 2011.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 16% of our outstanding common shares as of October 30, 2010. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire. Furthermore, we have a classified board, which could further delay or prevent an acquisition, under certain circumstances.

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

Our U.S. headquarters located in Santa Clara, California, and our buildings in Singapore, Etoy, Switzerland and Shanghai, China subject us to the risks of owning real property, which include:

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

We are organized under the laws of Bermuda. As a result, it may not be possible for our shareholders to affect service of process within the United States upon us, or to enforce against us in United States courts judgments based on the civil liability provisions of the securities laws of the United States. There is significant doubt as to whether the courts of Bermuda would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the United States or any state or hear actions brought in Bermuda against us or those persons based on those laws. The United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not be automatically enforceable in Bermuda.

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

These change in corporate control provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders. However, beginning in calendar year 2011 our classified board of directors will be phased out and by calendar year 2013 all directors will be up for election annually.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended October 30, 2010 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1 - August 28, 2010	—	$—	—	$500,000
August 29 - September 25, 2010	2,086	$17.16	2,086	$464,207
September 26 - October 30, 2010	1,500	$16.57	1,500	$439,352

Total	3,586	$16.91	3,586	$439,352

(1)	On August 19, 2010, we announced that our Board of Directors authorized a program to repurchase up to $500.0 million of our outstanding common shares. We intend to affect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The program may be extended, modified, suspended or discontinued at any time.

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

10.1#	2007 Director Stock Incentive Plan, as amended and restated on August 25, 2010

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

November 23, 2010	By:	/S/ CLYDE R. HOSEIN
Date		Clyde R. Hosein
Chief Financial Officer and Secretary

EXHIBIT INDEX

10.1#	2007 Director Stock Incentive Plan, as amended and restated on August 25, 2010

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.