Form 10-Q
period 2011-04-30
MARVELL TECHNOLOGY GROUP LTD
filed 2011-06-08
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

The number of common shares of the registrant outstanding as of May 27, 2011 was 611.4 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$782,401	$1,847,074
Short-term investments	1,485,438	1,082,956
Accounts receivable, net	425,468	459,406
Inventories	299,108	245,448
Prepaid expenses and other current assets	69,336	66,945
Deferred income taxes	10,818	10,818

Total current assets	3,072,569	3,712,647
Property and equipment, net	354,483	358,440
Long-term investments	26,070	26,226
Goodwill	2,006,473	2,004,833
Acquired intangible assets, net	123,869	124,631
Other non-current assets	109,143	111,380

Total assets	$5,692,607	$6,338,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,687	$332,007
Accrued liabilities	79,193	85,994
Accrued employee compensation	131,644	146,524
Deferred income	80,890	76,161

Total current liabilities	613,414	640,686
Non-current income taxes payable	138,767	136,262
Other long-term liabilities	37,022	39,340

Total liabilities	789,203	816,288
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock	1,218	1,317
Additional paid-in capital	4,034,873	4,805,588
Accumulated other comprehensive income	6,580	1,092
Retained earnings	860,733	713,872

Total shareholders’ equity	4,903,404	5,521,869

Total liabilities and shareholders’ equity	$5,692,607	$6,338,157

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	April 30, 2011	May 1, 2010
Net revenue	$802,402	$855,579
Operating costs and expenses:
Cost of goods sold	334,475	343,985
Research and development	242,537	219,111
Selling and marketing	38,152	38,423
General and administrative	24,784	23,108
Amortization of acquired intangible assets	14,341	22,549

Total operating costs and expenses	654,289	647,176

Operating income	148,113	208,403
Interest and other income (expense), net	(27)	(3,701)
Interest expense	(191)	(51)

Income before income taxes	147,895	204,651
Provision (benefit) for income taxes	1,034	(1,116)

Net income	$146,861	$205,767

Net income per share:
Basic	$0.23	$0.32

Diluted	$0.22	$0.30

Weighted average shares:
Basic	638,946	640,926

Diluted	657,140	678,059

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net income	$146,861	$205,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,037	23,078
Stock-based compensation	27,480	26,896
Amortization of acquired intangible assets	14,341	22,549
Other (income) expense, net	3,854	2,035
Fair market value adjustment to acquired inventory sold	—	(942)
Excess tax benefits from stock-based compensation	(3)	(185)
Changes in assets and liabilities:
Accounts receivable	33,938	(91,897)
Inventories	(53,107)	35,417
Prepaid expenses and other assets	644	10,381
Accounts payable	(5,295)	6,703
Accrued liabilities and other	(5,450)	2,362
Accrued employee compensation	(14,880)	(10,506)
Deferred income	4,729	23,933

Net cash provided by operating activities	177,149	255,591

Cash flows from investing activities:
Purchases of marketable securities	(677,179)	(186,878)
Purchases of strategic investments	(1,750)	(1,000)
Sales and maturities of investments	272,547	149,440
Cash paid for acquisition, net	(16,330)	—
Purchases of technology licenses	(3,290)	(2,250)
Purchases of property and equipment	(17,018)	(16,395)

Net cash used in investing activities	(443,020)	(57,083)

Cash flows from financing activities:
Repurchase of common stock	(803,501)	—
Proceeds from employee stock plans	5,207	48,688
Principal payments on capital lease obligations	(511)	(470)
Excess tax benefits from stock-based compensation	3	185

Net cash provided by (used in) financing activities	(798,802)	48,403

Net increase (decrease) in cash and cash equivalents	(1,064,673)	246,911
Cash and cash equivalents at beginning of period	1,847,074	1,105,428

Cash and cash equivalents at end of period	$782,401	$1,352,339

See accompanying notes to unaudited condensed consolidated financial statements.

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

Basis of presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2012 and fiscal 2011 are comprised of 52-week periods.

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of April 30, 2011, the results of its operations for the three months ended April 30, 2011 and May 1, 2010, and its cash flows for the three months ended April 30, 2011 and May 1, 2010. The January 29, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011 as filed on March 28, 2011 with the Securities and Exchange Commission. The results of operations for the three months ended April 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance based compensation, revenue recognition, including provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Monte Carlo simulation and Black-Scholes valuation models to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the United States dollar.

Note 2. Recent Accounting Pronouncements and Accounting Changes

During the three months ended April 30, 2011, there were no new accounting pronouncements that would have had a material effect on our unaudited condensed consolidated financial statements. For a description of recent accounting pronouncements relevant to the Company, please refer to the “Recent Accounting Pronouncements” section included in Note 1 of our Annual Report on Form 10-K for the year ended January 29, 2011.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As o f April 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$857,449	$3,856	$(90)	$861,215
U.S. government and agencies	622,881	1,358	(16)	624,223

Total short-term investments	$1,480,330	$5,214	$(106)	$1,485,438

Long-term investments:
Available-for-sale:
Auction rate securities	$27,750	$—	$(1,680)	$26,070

Total long-term investments	$27,750	$—	$(1,680)	$26,070

Total investments	$1,508,080	$5,214	$(1,786)	$1,511,508

	As of January 29, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$648,278	$3,208	$(213)	$651,273
U.S. government and agencies	431,174	561	(52)	431,683

Total short-term investments	$1,079,452	$3,769	$(265)	$1,082,956

Long-term investments:
Available-for-sale:
Auction rate securities	$27,850	$—	$(1,624)	$26,226

Total long-term investments	$27,850	$—	$(1,624)	$26,226

Total investments	$1,107,302	$3,769	$(1,889)	$1,109,182

As of April 30, 2011, the Company’s investment portfolio included $27.8 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, the Company used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of April 30, 2011, the fair value of auction rate securities was $1.7 million less than par value and was recorded in long-term investments.

Based on the Company’s assessment of its cash flow projections, a balance of approximately $2.3 billion in cash, cash equivalents and short-term investments other than auction rate securities and the fact that the Company continues to generate positive cash flow on a quarterly basis, the Company does not anticipate having to sell these securities below par value in order to operate its business. The Company does not have the intent to sell these auction rate securities until recovery. Thus, the Company considers the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

The contractual maturities of available-for-sale securities at April 30, 2011 and January 29, 2011 are presented in the following table (in thousands):

	April 30, 2011		January 29, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$717,314	$718,531	$560,190	$560,999
Due between one and five years	763,017	766,907	519,262	521,957
Due over five years	27,750	26,070	27,850	26,226

	$1,508,081	$1,511,508	$1,107,302	$1,109,182

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	April 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$109,741	$(90)	$—	$—	$109,741	$(90)
U.S. government and agencies	23,219	(16)	—	—	23,219	(16)
Auction rate securities	—	—	26,070	(1,680)	26,070	(1,680)

Total securities	$132,960	$(106)	$26,070	$(1,680)	$159,030	$(1,786)

	January 29, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$113,081	$(213)	$—	$—	$113,081	$(213)
U.S. government and agencies	91,962	(52)	—	—	91,962	(52)
Auction rate securities	—	—	26,226	(1,624)	26,226	(1,624)

Total securities	$205,043	$(265)	$26,226	$(1,624)	$231,269	$(1,889)

Note 4. Supplemental Financial Information (in thousands)

Inventories

	April 30, 2011	January 29, 2011
Work-in-process	$199,086	$156,108
Finished goods	100,022	89,340

Inventories	$299,108	$245,448

Property and equipment, net

	April 30, 2011	January 29, 2011
Machinery and equipment	$448,372	$435,900
Computer software	76,177	74,966
Furniture and fixtures	23,640	23,498
Leasehold improvements	34,617	34,142
Buildings	144,596	144,596
Building improvements	41,229	41,200
Land	69,246	69,246
Construction in progress	7,190	8,469

	845,067	832,017
Less: Accumulated depreciation and amortization	(490,584)	(473,577)

Property and equipment, net	$354,483	$358,440

Other non-current assets

	April 30, 2011	January 29, 2011
Technology licenses	$47,734	$51,642
Deferred tax assets	27,943	27,671
Deferred compensation	5,459	6,169
Prepayments for foundry capacity	5,289	5,289
Severance fund	5,347	4,819
Equity investments in privately held companies	5,700	3,950
Other	11,671	11,840

Other non-current assets	$109,143	$111,380

Accrued liabilities

	April 30, 2011	January 29, 2011
Accrued rebates	$22,701	$32,405
Accrued royalties	15,228	14,018
Accrued legal and professional services	9,603	10,676
Customer advances	3,150	3,515
Technology license obligation	8,850	4,850
Accrued sales/goods and services tax	2,518	3,679
Other	17,143	16,851

Accrued liabilities	$79,193	$85,994

Other long-term liabilities

	April 30, 2011	January 29, 2011
Accrued severance	$3,666	$3,226
Facilities consolidation	2,729	3,271
Technology license obligation	13,865	19,218
Long-term accrued employee compensation	8,548	9,258
Other	8,214	4,367

Other long-term liabilities	$37,022	$39,340

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

	Three Months Ended
	April 30, 2011	May 1, 2010
Numerator:
Net income	$146,861	$205,767

Denominator:
Weighted average common shares outstanding	638,946	640,926
Effect of dilutive securities:
Common share options and other	18,194	37,133

Weighted average shares — diluted	657,140	678,059

Net income per share:
Basic	$0.23	$0.32
Diluted	$0.22	$0.30

Options to purchase 13.2 million common shares at a weighted average exercise price of $20.83 have been excluded from the computation of diluted net income per share for the three months ended April 30, 2011 because including them would have been anti-dilutive. In addition, the options granted during the three months ended April 30, 2011, which contain a market condition for vesting, have been excluded from the computation of diluted net income per share, as the market value of our shares as of April 30, 2011 was lower than the required market condition. Refer to “Note 11 – Stock-Based Compensation” for additional details.

Options to purchase 9.2 million common shares at a weighted average exercise price of $22.63 have been excluded from the computation of diluted net income per share for the three months ended May 1, 2010 because including them would have been anti-dilutive.

Comprehensive income

The changes in the components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Net income	$146,861	$205,767
Other comprehensive income
Change in unrealized gain on marketable securities	1,604	122
Change in unrealized loss on auction rate securities	(56)	4
Change in unrealized gain (loss) on cash flow hedges	3,940	199
Change in other	—	—

Total comprehensive income	$152,349	$206,092

The components of accumulated other comprehensive income were as follows (in thousands):

	April 30, 2011	January 29, 2011
Unrealized gain on marketable securities	$5,108	$3,504
Unrealized loss on auction rate securities	(1,680)	(1,624)
Unrealized gain (loss) on cash flow hedges	3,147	(793)
Other	5	5

Accumulated other comprehensive income	$6,580	$1,092

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

As of April 30, 2011 and January 29, 2011, the notional amounts of outstanding forward contracts were as follows (in thousands):

	April 30, 2011		January 29, 2011
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Israeli shekel	$46,434	$—	$56,360	$—
Euro	—	3,853	—	3,698

	$46,434	$3,853	$56,360	$3,698

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

Other Foreign Currency Forward Contracts. The Company enters into foreign currency forward exchange contracts to hedge certain assets and liabilities denominated in various foreign currencies that it does not designate as hedges for accounting purposes. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in interest and other expense, net.

The fair value of foreign exchange contract derivatives were not significant as of any period presented.

Note 6. Fair Value Measurements

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in corporate debt securities are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.5% of total assets as of April 30, 2011.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of April 30, 2011 and January 29, 2011. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at April 30, 2011
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$356,357	$—	$—	$356,357
U.S. government and agencies	19,999	—	—	19,999
Corporate debt securities	—	56,688	—	56,688
Time deposit	121,926	—	—	121,926
Short-term investments:
U.S. government and agencies	624,223		—	624,223
Corporate debt securities	—	861,215	—	861,215
Long-term investments:
Auction rate securities	—	—	26,070	26,070
Prepaid expenses and other current assets:
Forward contracts	—	2,959	—	2,959
Other non-current assets:
Severance pay fund	2,615	2,732	—	5,347

Total assets	$1,125,120	$923,594	$26,070	$2,074,784

Liabilities
Accrued liabilities:
Forward contracts	$—	$97	$—	$97

Total liabilities	$—	$97	$—	$97

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 29, 2011
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$1,230,616	$—	$—	$1,230,616
U.S. government and agencies	106,487	—	—	106,487
Corporate debt securities	—	9,797	—	9,797
Time deposit	159,938	—	—	159,938
Short-term investments:
U.S. government and agencies	431,683	—	—	431,683
Corporate debt securities	—	651,273	—	651,273
Long-term investments:
Auction rate securities	—	—	26,226	26,226
Prepaid expense and other current assets:
Forward contracts	—	166	—	166
Other non-current assets:
Severance pay fund	2,425	2,394	—	4,819

Total assets	$1,931,149	$663,630	$26,226	$2,621,005

Liabilities
Accrued liabilities:
Forward contracts	$—	$804	$—	$804

Total liabilities	$—	$804	$—	$804

The following tables summarize the change in fair value for Level 3 items during the three months ended April 30, 2011 and May 1, 2010 (in thousands):

Level 3
Changes in fair value during the three months ended April 30, 2011 (pre-tax):
Beginning balance at January 30, 2011	$26,226
Purchases	—
Sales and redemption	(100)
Unrealized loss included in other comprehensive income	(56)

Ending balance at April 30, 2011	$26,070

Level 3
Changes in fair value during the three months ended May 1, 2010 (pre-tax):
Beginning balance at January 31, 2010	$39,281
Purchases	—
Sales and redemption	(50)
Unrealized gain included in other comprehensive loss	4

Ending balance at May 1, 2010	$39,235

Assets measured and recorded at fair value on a non-recurring basis as of April 30, 2011 and January 29, 2011 were not significant and consisted primarily of assets held for sale.

Note 7. Goodwill and Acquired Intangible Assets, Net (in thousands):

Goodwill

The following table summarizes the activity related to the carrying value of goodwill:

Balance at January 29, 2011	$2,004,833
Additions due to business combinations	1,640

Balance at April 30, 2011	$2,006,473

Acquired Intangible Assets, Net

	Range of Useful Lives	April 30, 2011			January 29, 2011
		Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	1 -7 years	$739,605	$(701,863)	$37,742	$726,040	$(698,877)	$27,163
Core technology	1 -8 years	212,650	(161,665)	50,985	212,650	(155,359)	57,291
Trade name	1 -5 years	350	(309)	41	350	(299)	51
Customer contracts	4 -7 years	187,200	(161,799)	25,401	187,200	(156,774)	30,426
In-process research and development	*	9,700	—	9,700	9,700	—	9,700

Total intangible assets, net		$1,149,505	$(1,025,636)	$123,869	$1,135,940	$(1,011,309)	$124,631

*	Upon completion of the project, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to impair the related IPR&D asset.

During the three months ended April 30, 2011, the Company acquired the PHY business of a company which specializes in the design of networking devices. Under the purchase method of accounting, the total purchase price was determined to be $16.3 million and was preliminarily allocated to tangible and intangible assets based on their fair values as of the date of the completion of the purchase.

Based on the identified intangible assets recorded at April 30, 2011, the future amortization expense excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
Remainder of fiscal 2012	$33,418
2013	41,436
2014	26,753
2015	5,351
2016	2,587
Thereafter	4,624

$114,169

Note 8. Restructuring

During the three months ended April 30, 2011, the Company continued to make payments and incur on-going operating expenses from its previously vacated facilities. During the three months ended May 1, 2010, the Company subleased one of its previously vacated facilities and thus recorded an adjustment to the restructuring liabilities.

The following table sets forth an analysis of the components of the restructuring charges and the payments made (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Restructuring liabilities, beginning of period	$3,306	$5,397
Facilities and related charges	619	687
Non-cash adjustment	12	(318)
Net cash payments	(512)	(701)
Adjustments to previous assumptions	—	(101)

Restructuring liabilities, end of period	$3,425	$4,964

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Research and development	$168	$129
Selling and marketing	—	—
General and administrative	451	457

	$619	$586

The remaining facility lease charges included in the restructuring liabilities will be paid out through fiscal 2018.

Note 9. Commitments and Contingencies

Purchase commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of April 30, 2011, the total value of open purchase orders with these foundries were approximately $290.3 million.

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants will receive complete dismissals from the case. In 2009, the Court issued an order of final approval of the settlement. Certain objectors filed appeals. A number of those appeals have been dismissed. In May 2011, the appellate court issued an order remanding the remaining appeals to district court for determination of certain matters. If for any reason the settlement does not become effective, the Company believes it has meritorious defenses to the claims against it and intends to defend the action vigorously.

Section 16(b) Litigation. On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short swing profits. The Company is named as a nominal defendant only, and no recovery is sought from the Company. In March 2009, the district court granted a motion to dismiss filed by the underwriter defendants, which caused the case against the Company to be dismissed. The plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit, and in December 2010, the Ninth Circuit reversed the dismissal and remanded to the district court. On January 25, 2011, the Ninth Circuit entered an Order staying the mandate pending the filing of petitions for writ of certiorari in the United States Supreme Court by the underwriter defendants. No discovery has taken place. Both sides have filed petitions for writ of certiorari to the United States Supreme Court. If either petition is granted, it will take at least six months for the Supreme Court to process the case. If the petitions are both denied, the case will be remanded to the district court for further proceedings.

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

The case proceeded to trial on September 20, 2010. On November 24, 2010, a Santa Clara County jury returned a verdict in favor of MSI on all claims. On January 7, 2011, the Court entered judgment in MSI’s favor. Pursuant to California Civil Procedure provisions, Jasmine filed motions for a new trial and for a judgment notwithstanding the verdict. These motions were heard by the Court on February 25, 2011 and, later denied in written orders, Jasmine filed a notice of appeal in March 2011 and MSI intends to contest any such appeal vigorously. The Company does not believe, based on currently available facts and circumstances, that it is reasonably possible to predict the final outcome of this case and, as such, the Company has not accrued for any amount as of April 30, 2011.

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

Carnegie Mellon Litigation. On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company as defendants and alleging patent infringement. CMU has asserted two patents (U.S. Patent Nos. 6,201,839 and 6,438,180) purportedly relating to read-channel integrated circuit devices and the hard disk drive products incorporating such devices. The complaint seeks unspecified damages and an injunction. On June 1, 2009, MSI and the Company filed their answers and MSI filed counterclaims to the complaint seeking declaratory judgments of non-infringement and invalidity as to both of the asserted patents. The claim construction hearing was held on April 12 and 13, 2010, and a ruling was issued on October 1, 2010. On April 29, 2010, MSI and the Company filed their amended answers and counterclaims. The Company and MSI filed a motion for partial summary judgment of invalidity on December 22, 2010. Two hearings on this matter were held on March 31, 2011 and May 17, 2011, respectively. The Court has not yet scheduled a trial date. MSI and the Company believe that they do not infringe any valid and enforceable claims of the asserted CMU patents and intend to contest this action vigorously.

Xpoint Patent Litigation. On August 21, 2009, Xpoint Technologies, Inc. filed a complaint in the United States District of Delaware, which names the Company, MSI and thirty-six other companies as defendants. The complaint alleged infringement of U.S. Patent No. 5,913,028 which purportedly relates to data traffic delivery. The complaint seeks unspecified damages and an injunction. A first amended complaint was filed on September 18, 2009 and a second amended complaint was filed on August 20, 2010. On October 28, 2009, the Company was dismissed from the lawsuit. On April 20, 2011, MSI was dismissed from the lawsuit.

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

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the Court issued an order granting the Defendants’ motion to transfer the action to the Northern District of California; the case was formally transferred on August 23, 2010. A technology tutorial hearing was held on February 25, 2010. A claim construction hearing is scheduled for October 28, 2011. The Court has not yet set dates for trial. MSI believes that it does not infringe any valid and enforceable claim of the USEI patents in suit, and intends to litigate this action vigorously.

Lake Cherokee Patent Litigation. On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. filed a complaint in the United States District Court in the Eastern District of Texas. The complaint names MSI and seven other defendants, and alleges infringement of United States Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents in suit”). The Lake Cherokee patents in suit are purportedly relating to read-channel integrated circuit devices, and allegedly, to certain unspecified hard disk drive products incorporating such devices. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims to the complaint on September 13, 2010. The initial scheduling conference was held on February 16, 2011. Defendants filed a motion to transfer on April 1, 2011. Lake Cherokee filed an amended complaint on April 21, 2011. MSI filed its answer and counterclaims to the amended complaint on May 9, 2011. A Markman hearing is scheduled for May 23, 2012, and trial is set for August 5, 2013. MSI intends to vigorously defend this action.

APT Patent Litigation. On January 18, 2011, Advanced Processor Technologies LLC (“APT”) filed a complaint in the United States District Court in the Eastern District of Texas. The complaint names MSI and eight other defendants and alleges infringement of United States Patent Nos. 6,047,359 (“’359 patent”) and 5,796,978 (“’978 patent”). The asserted patents purportedly relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. A first amended complaint was filed on January 26, 2011. The first amended complaint continues to assert the ‘359 patent against MSI, but appears to no longer assert the ‘978 patent against MSI. MSI filed its answer and counterclaims on April 15, 2011. MSI intends to vigorously defend this action.

LAMD Patent Litigations. On October 11, 2010, Marvell International Ltd. filed a complaint against Link-A-Media Devices Corporation (“LAMD”) in the United States District Court for the District of Delaware. The complaint asserts that LAMD infringes its United States Patent Nos. 7,328,395, 7,751,138, 7,099,411 and 7,228,485. The complaint seeks unspecified damages and a permanent injunction. A claim construction hearing is scheduled for May 25, 2012, and trial is set for July 23, 2012.

On February 10, 2011, LAMD filed a complaint against MSI in the United States District Court for the Northern District of California. The complaint asserts that MSI infringes LAMD’s United States Patent No. 7,590,927. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims on May 3, 2011. MSI believes that it does not infringe any valid and enforceable claim of the LAMD patent in suit. MSI intends to litigate both actions vigorously.

MOSAID Litigation. On March 16, 2011, MOSAID Technologies Inc. filed suit in the Eastern District of Texas against MSI and 16 other companies. The suit alleges that the defendants’ products, which operate in compliance with the IEEE 802.11a, 802.11b, 802.11g, and 802.11n standards, infringe the six asserted patents (U.S. Patent nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI intends to vigorously defend this action.

Azure Networks Litigation. On March 22, 2011, Azure Networks LLC. filed suit in the Eastern District of Texas against MSI and eight other companies. The suit alleges that MSI’s Bluetooth products infringe its U.S. Patent No. 7,756,129. MSI intends to vigorously defend this action.

General. The Company is also party to various other legal proceedings and claims arising in the normal course of business. The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of the Company’s management. Although the legal responsibility and financial impact with respect to these proceedings and claims cannot currently be ascertained, except as otherwise indicated above, an unfavorable outcome in such actions could have a material adverse effect on the Company’s cash flows. For the matters that have not reached a settlement, the Company is unable to estimate a possible loss, or range of loss, with respect to the above mentioned legal matters. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages or one-time license fees or royalty payments, which could adversely impact gross margins in future periods, or could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company. The Company believes that it competes lawfully and that its marketing, business and intellectual property benefit is customers and shareholders, and it will continue to conduct a vigorous defense in these proceedings. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

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

Note 10. Shareholders’ Equity

Stock plans

During the three months ended April 30, 2011, the Company granted stock options with a market price condition for a group of senior employees. The Company believes that such awards better align the interests of those employees with the interests of its shareholders. If the market price condition is not met within five years from the date of grant, the options automatically expire.

Activity under the Company’s stock option plans for the three months ended April 30, 2011 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at January 29, 2011	56,325	$11.96	—	$—	56,325	$11.96
Granted	2,499	$15.55	3,149	$15.43	5,648	$15.48
Canceled/Forfeited	(414)	$14.67	—	$—	(414)	$14.67
Exercised or issued	(1,232)	$7.99	—	$—	(1,232)	$7.99

Balance at April 30, 2011	57,178	$12.18	3,149	$15.43	60,327	$12.35

Vested or expected to vest at April 30, 2011	55,804	$12.17	2,964	$15.43	58,768	$12.33

Exercisable at April 30, 2011	43,411	$12.34	—	$—	43,411	$12.34

The aggregate intrinsic value and weighted average remaining contractual term of time-based stock options vested and expected to vest at April 30, 2011 was $254.2 million and 5.0 years, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of market-based stock options vested and expected to vest at April 30, 2011 was $0 and 9.9 years, respectively.

The aggregate intrinsic value is calculated based on the Company’s closing share price as reported on the NASDAQ Global Select Market for all in-the-money options as of April 29, 2011.

The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.2 years and 2.7 years, respectively.

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for prices):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 29, 2011	5,486	$18.75
Granted	5,573	$16.08
Vested	(1,153)	$20.17
Canceled/Forfeited	(122)	$17.67

Balance at April 30, 2011	9,784	$17.09

As of April 30, 2011, compensation costs related to stock options and restricted stock units not yet recognized amounted to $217.2 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.0 years. Historically, the Company issued new shares to satisfy stock option exercises.

Employee stock purchase plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), and on October 22, 2009, the Purchase Plan was amended and restated (the “Restated Purchase Plan”). The Restated Purchase Plan had 23.2 million common shares reserved for issuance thereunder as of April 30, 2011.

The Company issued no shares under the Restated Purchase Plan in the three months ended April 30, 2011. As of April 30, 2011, there was $1.8 million of unrecognized compensation cost related to the Restated Purchase Plan.

Stock Repurchase Program

In August 2010, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $500 million of the Company’s common shares in open market, privately negotiated or block transactions. In March 2011, the Company announced that its Board of Directors has authorized the Company to repurchase up to an additional $500 million, for a total of $1 billion, of its outstanding common shares. The repurchase program is subject to market conditions and other factors and does not obligate the Company to repurchase any dollar amount or number of its common shares. The program may be extended, modified, suspended or discontinued at any time.

The Company repurchased 50.3 million shares for $803.5 million in cash during the three months ended April 30, 2011. The repurchased shares were retired immediately after the repurchases were completed. As of April 30, 2011, $109 million remained available under this stock repurchase program.

Note 11. Stock-Based Compensation

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Cost of goods sold	$1,695	$2,236
Research and development	19,593	18,851
Selling and marketing	2,654	3,173
General and administrative	3,538	2,636

	$27,480	$26,896

Stock-based compensation of $1.5 million was capitalized in inventory as of April 30, 2011 and January 29, 2011.

Time-based Vesting

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based equity award on the date of grant using the Black-Scholes option pricing model:

	Three Months Ended
	April 30, 2011	May 1, 2010
Estimated fair value	$6.06	$9.65
Volatility	42%	53%
Expected term (in years)	4.8	4.7
Risk-free interest rate	2.2%	2.2%
Dividend yield	—	—

The expected volatility for awards granted during the three months ended April 30, 2011 is based on an equally weighted combination of historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The calculation of expected volatility for previous periods was based solely on historical stock price volatility. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

Market-based Vesting

The fair value of each market-based option award is estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the following table, including the same volatility applied to the Company’s time-based options. Because a Monte Carlo simulation model incorporates ranges of assumptions for inputs, those ranges are disclosed where applicable. The Company uses historical data to estimate employee termination within the valuation model. The expected term of options granted of 2.66 years was derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.

Three Months Ended
April 30, 2011
Estimated fair value	$5.08
Expected volatility	42%
Risk-free interest rate	0.85 - 3.59%
Dividend yield	—

Note 12. Income Taxes

For the three months ended April 30, 2011 and May 1, 2010, the Company’s effective tax rate was an income tax provision of 0.7% and an income tax benefit of 0.5%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense and the amortization of acquired intangibles. For the three months ended April 30, 2011, the provision for income taxes consisted of the current year income tax liability of $3.4 million, a reduction of unrecognized tax benefits in the amount $4.3 million due to the expiration of the statute of limitations in multiple jurisdictions, and increases in unrecognized tax benefits of $1.9 million. During the three months ended May 1, 2010 the benefit for income taxes was impacted by the current year income tax liability of $3.2 million, a reduction of unrecognized tax benefits in the amount $6.5 million due to the expiration of the statute of limitations in multiple jurisdictions, and increases in unrecognized tax benefits of $2.2 million dollars. During the next 12 months, its is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlement with tax authorities and the expiration of applicable statutes of limitations. However, an amount cannot be reasonably estimated as the Company will have negotiations with various tax authorities throughout the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter; our expectations regarding our inventory levels; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our expectations regarding the amount of our future sales in Asia; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the second quarter ending July 30, 2011 compared with the first quarter ended April 30, 2011; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources, capital expenditures, investment requirements and commitments to meet our capital needs for the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our plan regarding forward exchange contracts and the effect of foreign exchange rates; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products; our expectations regarding defects; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical; our ability to successfully compete in the markets in which we serve; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of lengthy and expensive product sales cycles; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

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

An increasing number of our products are being incorporated into consumer electronics products, including gaming devices, which are subject to significant seasonality and fluctuations in demand. Due to holiday and back to school buying trends, we expect these seasonal demand patterns generally will negatively impact our results in the first and fourth quarter and positively impact our results in the second and third quarter of our fiscal years.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2012 and fiscal 2011 are comprised of 52-week periods. In this Quarterly Report on Form 10-Q, we refer to the fiscal year ended January 30, 2010 as fiscal 2010, the fiscal year ended January 29, 2011 as fiscal 2011 and the fiscal year ending January 28, 2012 as fiscal 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 29, 2011.

Results of Operations

During the first quarter of fiscal 2012, one of our leading mobile customers shifted their product sales to an earlier generation designed prior to our acquisition of this business. This came at the low seasonal point for most of our customers, compounding the effect leading to the decline in our revenues for the quarter. However, even with these factors, our business still generated solid results, with gross margins of 58.3%, operating margins of 18.5%, and operating cash flow of $177 million. We are confident in our business model and our ability to generate continued solid results. As a sign of this confidence, during the quarter, we repurchased and retired 50.3 million shares for $803.5 million, which represents a reduction of nearly 8% of our outstanding shares.

As we look forward to the second quarter and second half of fiscal 2012, we anticipate revenue growth driven by seasonal recovery as well as growth from new products. One key area of this anticipated growth will be sales into TD handsets in China. We began to ship production volume into this market segment in the first quarter, and we anticipate revenue to more than double in the second quarter.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	April 30, 2011	May 1, 2010
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	41.7	40.2
Research and development	30.2	25.6
Selling and marketing	4.7	4.5
General and administrative	3.1	2.7
Amortization of acquired intangible assets	1.8	2.6

Total operating costs and expenses	81.5	75.6

Operating income	18.5	24.4
Interest and other income (expense), net	(0.1)	(0.4)
Interest expense	0.0	0.0

Income before income taxes	18.4	24.0
Provision (benefit) for income taxes	0.1	(0.1)

Net income	18.3%	24.1%

Three Months Ended April 30, 2011 and May 1, 2010

Net Revenue

	Three Months Ended
	April 30, 2011	May 1, 2010	% Change
	(in thousands, except percentage)
Net revenue	$802,402	$855,579	(6.2)%

The decrease in net revenue during the three months ended April 30, 2011 compared to the three months ended May 1, 2010, was driven by lower storage revenue which declined 16%. The decline in storage revenue was due mainly to a shift in product mix at some of our major customers and to inventory reduction at our customers from a year ago. Partially offsetting this decline was additional revenue from the ramp of solid-state drive controllers. Sales of mobile and wireless products increased approximately 9% due to growth over the past year into new customers and new products such as gaming consoles, offset partially by declines at our leading mobile customer driven by a shift in product mix. Our networking revenue was approximately flat in the three months ended April 30, 2011 as compared to the three months ended May 1, 2010.

Compared to the three months ended January 29, 2011, the most significant change in net revenue during the three months ended April 30, 2011 was attributable to declines in our mobile and wireless business, following a significant increase in revenues over the course of the past several quarters. These declines were driven by seasonality in the gaming and printer end markets, and lower sales to a major customer due to a mix shift to older generation cellular handsets that do not contain our products.

We currently expect overall net revenues for the three months ending July 30, 2011 to increase moderately from the level for the three months ended April 30, 2011, largely driven by normal seasonality and new products ramping.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. No distributors accounted for more than 10% of our net revenue for the three months ended April 30, 2011 and May 1, 2010. The following table sets forth revenue attributable to end customers comprising 10% or more of our net revenue for the periods indicated:

	Three Months Ended
Customer	April 30, 2011	May 1, 2010
A	21%	26%
B	*	12%
C	*	10%

*	Less than 10% of net revenue

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 85% of our net revenue for the three months ended April 30, 2011 and May 1, 2010. We expect that a significant portion of our net revenue will continue to be represented by sales to our customers in Asia.

Cost of Goods Sold

	Three Months Ended
	April 30, 2011	May 1, 2010	% Change
	(in thousands, except percentage)
Cost of Goods Sold	$334,475	$343,985	(2.8)%
% of net revenue	41.7%	40.2%

The increase in cost of goods sold as a percentage of revenue for the three months ended April 30, 2011 compared to the three months ended May 1, 2010 was primarily driven by the volume and costs of new product tapeouts, as well as higher commodity costs in the manufacturing process. The impact of lower average selling prices was mostly offset by manufacturing cost reductions. Our cost of goods sold as a percentage of revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the introduction of new products with lower margins.

We currently expect cost of goods sold as a percentage of revenue for the three months ending July 30, 2011 to be slightly higher than for the three months ended April 30, 2011 as a result of product mix changes.

Research and Development

	Three Months Ended
	April 30, 2011	May 1, 2010	% Change
	(in thousands, except percentage)
Research and development	$242,537	$219,111	10.7%
% of net revenue	30.2%	25.6%

The increase in research and development expense for the three months ended April 30, 2011 compared to the three months ended May 1, 2010 of $23.4 million was primarily due a $22.9 million increase in personnel related costs as a result of increased headcount and contractor services to support the growth of our business.

We currently expect that research and development expense for the three months ending July 30, 2011 will increase moderately from the level of expense reported for the three months ended April 30, 2011.

Selling and Marketing

	Three Months Ended
	April 30, 2011	May 1, 2010	% Change
	(in thousands, except percentage)
Selling and marketing	$38,152	$38,423	(0.7)%
% of net revenue	4.8%	4.5%

The slight decrease in selling and marketing expense for the three months ended April 30, 2011 compared to the three months ended May 1, 2010 of $0.3 million was primarily due to a decrease of $1.7 million in trade show and public relations expenses and a decrease of $0.5 million related to stock-based compensation. Partially offsetting the decrease, our personnel related costs increased by $2.2 million as a result of increased headcount and contractor services.

We currently expect that selling and marketing expense for the three months ending July 30, 2011 will increase slightly from the level of expense reported for the three months ended April 30, 2011.

General and Administrative

	Three Months Ended
	April 30, 2011	May 1, 2010	% Change
	(in thousands, except percentage)
General and administrative	$24,784	$23,108	7.3%
% of net revenue	3.1%	2.7%

The increase in general and administrative expense for the three months ended April 30, 2011 compared to the three months ended May 1, 2010 of $1.7 million was primarily due to a slight increase in general expenses necessary to support our growing business.

We currently expect that general and administrative expense for the three months ending July 30, 2011 will increase moderately from the level of expense reported for the three months ended April 30, 2011.

Amortization of Acquired Intangible Assets

	Three Months Ended
	April 30, 2011	May 1, 2010	% Change
	(in thousands, except percentage)
Amortization of acquired intangible assets	$14,341	$22,549	(36.4)%
% of net revenue	1.8%	2.6%

The decrease in amortization of acquired intangible assets for the three months ended April 30, 2011 compared to the three months ended May 1, 2010 was due to intangible assets from certain acquisitions becoming fully amortized.

Interest and Other Expense, Net

	Three Months Ended
	April 30, 2011	May 1, 2010	% Change
	(in thousands, except percentage)
Interest and other expense, net	$27	$3,701	(99.3)%
% of net revenue	0.1%	0.4%

The decrease in the loss in interest and other expense, net for the three months ended April 30, 2011 compared to the three months ended May 1, 2010 was primarily due to gains from sales of investments in the first quarter of fiscal 2012, and higher interest income on our investments. The increase in interest income was due to both higher average cash and investment balances, as well as higher interest rates. This was partially offset by higher translation losses of $1.3 million due to a significant weakening of the U.S. dollar during the three months ended April 30, 2011.

Provision (Benefit) for Income Taxes

	Three Months Ended
	April 30, 2011	May 1, 2010	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$1,034	$(1,116)	(192.7)%
% of net revenue	0.1%	(0.1)%

For the three months ended April 30, 2011 and May 1, 2010, our effective tax rate was an income tax provision of 0.7% and an income tax benefit of 0.5%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense and amortization of acquired intangibles. For the three months ended April 30, 2011, the provision for income taxes consisted of the current year income tax liability of $3.4 million, a reduction of unrecognized tax benefits in the amount $4.3 million due to the expiration of the statute of limitations in multiple jurisdictions, and increases in unrecognized tax benefits of $1.9 million. During the three months ended May 1, 2010 the benefit for income taxes was impacted by the current year income tax liability of $3.2 million, a reduction of unrecognized tax benefits in the amount $6.5 million due to the expiration of the statute of limitations in multiple jurisdictions, and increases in unrecognized tax benefits of $2.2 million. During the next 12 months, its is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlement with tax authorities and the expiration of applicable statutes of limitations. However, an amount cannot be reasonably estimated as we will have negotiations with various tax authorities throughout the year.

Liquidity and Capital Resources

Our principal source of liquidity as of April 30, 2011 consisted of approximately $2.3 billion of cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short term investments, together with cash generated from operations, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $177.1 million for the three months ended April 30, 2011. The cash inflows from operations for the three months ended April 30, 2011 were primarily due to $216.6 million of net income adjusted for non-cash items, offset by changes in assets and liabilities of $39.4 million primarily driven by higher inventory levels.

Significant working capital changes offsetting positive cash flows for the three months ended April 30, 2011 included an increase in inventory of $53.7 million as we prepared for future shipment increases, a decrease in accrued employee compensation of $14.9 million due primarily to timing differences in the payment of incentive compensation and payroll taxes and a decrease in accounts payable of $10.3 million due to lower levels of purchasing. Working capital changes contributing to positive cash flows included a decrease in accounts receivable of $33.9 million due to lower sales and an increase in deferred income by $4.7 million as the inventory levels at our distributors were higher at the end of the first quarter of fiscal 2012 in anticipation of higher sales in the second quarter of fiscal 2012.

Net cash provided by operating activities was $255.6 million for the three months ended May 1, 2010. The cash inflows from operations in the three months ended May 1, 2010 were primarily due to $279.2 million of net income adjusted for non-cash items, which was offset by $23.6 million of negative changes in working capital. Working capital during the three months ended May 1, 2010 included a decrease in inventories of $34.9 million as demand for our products was strong and capacity in the supply chain was tight, making it difficult to increase our inventory levels to more optimal levels based on our then current and anticipated business levels. Deferred income increased by $23.9 million due to our distributors increasing inventory levels in anticipation of increased sales to their end customers. Prepaid expenses and other assets decreased by $7.9 million primarily due to amortization of payments for computer-aided-design licenses and receipt of foundry rebates. Significant working capital changes offsetting positive cash flows for the three months ended May 1, 2010 related to an increase in accounts receivable of $91.9 million due to the shipment patterns in the three months ended May 1, 2010 as compared to the previous quarter. Accrued employee compensation also decreased by $11.0 million primarily due to the payout of the fiscal 2010 bonuses during the first quarter of fiscal 2011.

Net Cash Used in Investing Activities

Net cash used in investing activities was $443.0 million for the three months ended April 30, 2011 compared to $57.1 million for the three months ended May 1, 2010. The net cash used in investing activities in the three months ended April 30, 2011 was due to net purchases of marketable securities investments of $404.6 million. In addition, we purchased $17.0 million for property and equipment, paid $16.3 million for an acquisition and $3.3 million for technology licenses.

The net cash used for the three months ended May 1, 2010 was due primarily to the net purchase of investments of $37.4 million, purchases of property and equipment of $16.4 million and purchases of technology licenses for $2.3 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $798.8 million for the three months ended April 30, 2011 compared to net cash provided by financing activity of $48.4 million for the three months ended May 1, 2010. For the three months ended April 30, 2011, net cash used in financing activities was primarily attributable to repurchases under our stock repurchase program. We repurchased 50.3 million shares for a total of $803.5 million during the three months ended April 30, 2011. The cash outflow was partially offset by proceeds from the issuance of common shares under our stock option plan of $5.2 million. For the three months ended May 1, 2010, net cash provided by financing activities was primarily attributable to proceeds from the issuance of common shares under our stock option plans.

Off-Balance Sheet Arrangements

As of April 30, 2011, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements and Accounting Changes

See “Note 2 – Recent Accounting Pronouncements and Accounting Changes” in Part 1, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of April 30, 2011. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate debt securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of April 30, 2011, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $14.7 million incremental decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not result in any cash flow impact.

As of April 30, 2011, our investment portfolio included $27.8 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of April 30, 2011, the fair value of auction rate securities was $1.7 million less than par value and recorded in long-term investments.

Based on our balance of approximately $2.3 billion in cash, cash equivalents and short-term investments and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value in order to operate our business. We do not have the intent to sell these auction rate securities until recovery and it is more likely than not that we will not be required to sell the auction rate securities prior to recovery. Thus we consider the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account these investments under the cost method when we do not have the ability to exercise significant influence or the control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have the control. Carrying value of these equity investments was $5.7 million at April 30, 2011, and were included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Foreign Currency Exchange Risk. Substantially all of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies and these expenses may be higher or lower in U.S. dollar terms. Furthermore, our operation in Israel represents a large portion of our total foreign currency exposure. We may also hold certain assets and liabilities, including potential tax liabilities in local currency on our balance sheet. These tax liabilities would be settled in local currency. Therefore, foreign exchange gains and losses from remeasuring the tax liabilities are recorded to other income and expense. The related effects of foreign exchange fluctuations on local currency expenses are recorded to operating expenses. Significant fluctuations in exchange rates in countries where we incur expenses or record assets or liabilities in local currency could affect our business and operating results in the future. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular hedge a portion of the forecasted Israeli Shekel expenses. We enter into short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses and purchases denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. De-designated hedges or hedges deemed ineffective are recorded in other income and expense. We do not hedge our tax liabilities denominated in local currency on our balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 3.1%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under “Note 9 – Commitments and Contingencies” of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended January 29, 2011 and subsequent reports on Forms 10-Q and 8-K. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

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

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments;

•	our ability to scale our operations in response to changes in demand for our existing products or demand for new products requested by our customers;

•	gain or loss of a key customer or design win;

•	seasonality in sales of consumer devices in which are products are incorporated;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to exercise stringent quality control measures to obtain high yields;

•	our ability to control the manufacturing costs of our products, including costs associated with capacity and raw materials, including commodities such as gold;

•	our ability to anticipate and adapt to changes in technology and evolving industry standards and our customers’ changing demands;

•	our ability to successfully transition to smaller geometry process technologies or achieve higher levels of design integration;

•	effective and timely update of equipment and facilities as required for leading edge production capabilities;

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel;

•	failure to protect our intellectual property;

•	impact of a significant natural disaster, including earthquakes, floods and tsunamis; and

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

In addition, the hard disk drive industry has experienced consolidation over the past several years. For example, during fiscal 2010, Toshiba acquired the hard disk drive operations of Fujitsu. In March 2011, Western Digital announced that it plans to acquire Hitachi’s hard disk drive unit; and in April 2011, Seagate announced that it plans to acquire Samsung’s hard disk drive unit. Consolidation among our customers could lead to changing demand for our products, replacement of our products by the merged entity with those of our competitors and cancellation of orders, each of which could harm our results of operations. On the other hand, this could lead to increased opportunities for our products within the combined company if we can leverage our technology and customer relationships.

Furthermore, future changes in the nature of information storage products could reduce demand for traditional hard disk drives. For example, products using alternative technologies, such as solid-state flash drives and other storage technologies could become a significant source of competition to manufacturers of hard disk drives. We offer solid state drive controllers, leveraging our technology in hard drives, and believe we will maintain significant market share in this market segment. However, there is no guarantee that the technologies we offer will be the technologies incorporated into mainstream consumer electronics devices in the future.

We operate in the intensely competitive mobile and wireless communications markets, and our failure to compete effectively would harm our results of operations.

The semiconductor industry and specifically the mobile and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of wired and wireless products and services. As competition in the markets in which we operate continues to increase, our revenues and gross margins may be harmed. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the mobile and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, or if any of these key customers experience a significant decline in market share, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. For the three months ended April 30, 2011, one customer accounted for a total of approximately 21% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

•

substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	our customers may purchase integrated circuits from our competitors;

•	our customers may discontinue sales or lose market share in the markets for which they purchase our products; or

•	our customers may develop their own solutions.

If we are unable to develop and introduce new and enhanced products that achieve market acceptance in a timely and cost-effective manner, our results of operations and competitive position will be harmed.

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. Even if new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of them in a timely manner.

In addition, our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing customers, we would have to offer the same lower prices to certain of our customers who have contractual “most favored nation” pricing arrangements. In that event, our average selling prices and gross margins could decline.

We rely on independent foundries and subcontractors for the manufacture, assembly and testing of our integrated circuit products, and the failure of any of these third party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we currently rely on several third party foundries to produce our integrated circuit products. We also currently rely on several third party assembly and test subcontractors to assemble, package and test our products. This exposes us to a variety of risks, including the following:

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Currently, our alternative manufacturing sources are located in China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters or by political changes. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. Taiwan has experienced significant earthquakes in the past, including, for example, in March 2010, and may be subject to additional earthquakes that could disrupt manufacturing operations. In addition, the resurgence of severe acute respiratory syndrome, the outbreak of avian flu and any similar future outbreaks in Asia, where these foundries are located, could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of such a quarantine or closure, if we were unable to quickly identify alternate manufacturing facilities, our revenues, cost of goods sold and results of operations would be negatively impacted. If these vendors do not provide us with high-quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and harm our business, financial condition or results of operations.

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

We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin; conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

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

Our past growth has placed, and any future long-term growth is expected to continue to place, a significant strain on our management personnel, systems and resources. To implement our current business and product plans, we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. Although we have an enterprise resource planning system to help us improve our planning and management processes, we anticipate that we will also need to continue to implement and improve a variety of new and upgraded operational and financial systems, as well as additional procedures and other internal management systems. These systems can be time consuming and expensive to implement, increase management responsibilities and divert management attention. If we are unable to effectively manage our expanding operations, we may be unable to scale our business quickly enough to meet competitive challenges or exploit potential market opportunities, or conversely, we may scale our business too quickly and the rate of increase in our costs and expenses may exceed the rate of increase in our revenue, either of which would materially and adversely affect our results of operations.

Costs related to defective products could have a material adverse effect on us.

We have experienced, from time to time, hardware and software defects and bugs associated with the introduction of our highly complex products. We cannot assure you that, despite our testing procedures, errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, delay in revenue recognition or loss of revenues, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, our having to defend against litigation related to defective products or related property damage or personal injury, and damage to our reputation in the industry that could adversely affect our relationships with our customers. In addition, we may have difficulty identifying the end customers of the defective products in the field. As a result, we could incur substantial costs to implement modifications to correct defects. Any of these problems could materially adversely affect us.

We must keep pace with rapid technological change and evolving industry standards in the semiconductor industry to remain competitive.

Our future success will depend on our ability to anticipate and adapt to changes in technology and evolving industry standards. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge that we do not properly anticipate, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets they serve and to introduce and promote those products successfully.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 85% of our net revenue in the three months ended April 30, 2011, 81% of our net revenue in fiscal 2011 and 89% of our net revenue in fiscal 2010.

As of April 30, 2011, we had substantial operations outside of the U.S. These operations are directly influenced by the political and economic conditions, as well as possible military hostilities that could affect our operations in Israel. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to risks associated with international operations, including:

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

In addition, the recent earthquakes and tsunami in the Pacific Rim has had a significant impact in Japan, and led to a crisis with respect to nuclear power plants in the affected regions. Based on a review of the global supply chain for our products and discussion with our foundry partners, and based on our knowledge as of the date of this filing, we do not expect a significant impact on our ability to manufacture goods. Additionally, only a small proportion of our sales are to customers located in Japan (3% in fiscal 2011). We have seen a slight near term disruption to the global supply chain for products manufactured in Japan that are included in the end user products by our customers. The combined effects of these natural disasters have created uncertainty, and it is possible that the following impacts could result:

•	reduced end user demand due to the economic impact to Japan and potentially the global economy;

•	a slowdown of business or inability to manufacture products by our customers who are located in Japan;

•	an increase in the cost of products that we purchase due to reduced supply;

•	continued or worsening disruption to the global supply chain for products manufactured in Japan that are included in the end user products either by us or our customers; and

•	other unforeseen impacts as a result of the uncertainty in Japan.

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

We had approximately $2.0 billion of goodwill and $123.9 million of intangible assets on our balance sheet as of April 30, 2011. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an annual assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our financial results. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

During fiscal 2007, our Switzerland subsidiary received a ten-year Federal and Cantonal tax holiday on revenues from research and design and wafer supply trading activities that will expire in 2017. In fiscal 2011, we met the requirements of the initial five year period and we will receive the ongoing tax holiday benefits provided that we continue to meet the ongoing requirements.

If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of our operations and profitability would be harmed.

We may be unable to protect our intellectual property, which would negatively affect our ability to compete.

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed and acquired since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed that could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. We have been issued several U.S. and foreign patents and have a number of pending U.S. and foreign patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours, which would adversely impact our business and results of operations.

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

We may also be required to indemnify some customers under our contracts if a third party alleges, or a court finds, that our products have infringed upon the proprietary rights of other parties. From time to time, we have agreed to indemnify select customers for claims made against our products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights.

We have been named as a party to several lawsuits and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities.

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please see “Note 9 – Commitments and Contingencies” of our notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. The ultimate outcome of these actions could have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. These inherent limitations include the realities that judgments in decision making can be faulty, breakdowns can occur because of simple errors, and errors discovered by personnel within control systems may not be properly disclosed and addressed. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, we are consistently evaluating the design and operating effectiveness of our internal controls, a process which sometimes leads to modifications in such controls. These modifications could affect the overall effectiveness or evaluation of the control system in the future by us or our independent registered public accounting firm. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Two of our officers and directors own a large percentage of our voting stock, and, together with another employee who is also a significant shareholder, are related by blood or marriage. These factors may allow the officers and directors as a group or the three related employees to influence the election of directors and the approval or disapproval of significant corporate actions.

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President of Sales for Communications and Consumer Business of MSI and Vice President and General Manager of Communications and Computing Business Unit of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 17% of our outstanding common shares as of April 30, 2011. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

These change in corporate control provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders. However, beginning in calendar year 2011, our classified board of directors will be phased out and by calendar year 2013 all directors will be subject to annual election.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended April 30, 2011.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended April 30, 2011 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 30 – February 26, 2011	3,357	$18.97	3,357	$348,813
February 27 – March 26, 2011	27,644	15.69	27,644	415,172
March 27 – April 30, 2011	19,306	15.86	19,306	109,012

Total	50,307	$15.97	50,307	$109,012

(1)	On March 3, 2011, we announced that our Board of Directors had authorized an increase of $500 million to the existing repurchase authorization, which increased the total authorized to $1 billion. We intend to affect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The program may be extended, modified, suspended or discontinued at any time. We may utilize privately negotiated transactions in order to effect our repurchases.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report:

10.1#	Indemnification Arrangement with Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on March 7, 2011

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

June 8, 2011	By:	/s/ Clyde R. Hosein
Date		Clyde R. Hosein
Chief Financial Officer and Secretary

EXHIBIT INDEX

10.1#	Indemnification Arrangement with Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on March 7, 2011

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.