Form 10-Q
period 2011-07-30
MARVELL TECHNOLOGY GROUP LTD
filed 2011-09-06
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

or

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

The number of common shares of the registrant outstanding as of August 26, 2011 was 605.7 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 30, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$862,965	$1,847,074
Short-term investments	1,536,822	1,082,956
Accounts receivable, net	405,757	459,406
Inventories	322,005	245,448
Prepaid expenses and other current assets	60,024	66,945
Deferred income taxes	10,818	10,818

Total current assets	3,198,391	3,712,647
Property and equipment, net	363,764	358,440
Long-term investments	26,070	26,226
Goodwill	2,006,903	2,004,833
Acquired intangible assets, net	112,746	124,631
Other non-current assets	120,689	111,380

Total assets	$5,828,563	$6,338,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$353,992	$332,007
Accrued liabilities	89,899	85,994
Accrued employee compensation	117,257	146,524
Deferred income	67,827	76,161

Total current liabilities	628,975	640,686
Non-current income taxes payable	139,704	136,262
Other long-term liabilities	33,753	39,340

Total liabilities	802,432	816,288
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock	1,207	1,317
Additional paid-in capital	3,966,047	4,805,588
Accumulated other comprehensive income	5,752	1,092
Retained earnings	1,053,125	713,872

Total shareholders’ equity	5,026,131	5,521,869

Total liabilities and shareholders’ equity	$5,828,563	$6,338,157

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net revenue	$897,520	$896,474	$1,699,922	$1,752,053
Operating costs and expenses:
Cost of goods sold	378,117	366,682	712,592	710,667
Research and development	249,604	228,211	492,141	447,322
Selling and marketing	40,390	36,863	78,542	75,286
General and administrative	23,631	25,440	48,415	48,548
Amortization of acquired intangible assets	11,138	21,214	25,479	43,763

Total operating costs and expenses	702,880	678,410	1,357,169	1,325,586

Operating income	194,640	218,064	342,753	426,467
Interest and other income, net	2,064	4,253	1,857	552
Interest expense	—	(41)	(11)	(92)

Income before income taxes	196,704	222,276	344,599	426,927
Provision for income taxes	4,312	2,499	5,346	1,383

Net income	$192,392	$219,777	$339,253	$425,544

Net income per share:
Basic	$0.32	$0.34	$0.54	$0.66

Diluted	$0.31	$0.33	$0.53	$0.63

Weighted average shares:
Basic	608,511	648,028	623,728	644,477

Diluted	623,132	675,220	640,136	676,639

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 30,	July 31,
	2011	2010
Cash flows from operating activities:
Net income	$339,253	$425,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,474	45,851
Stock-based compensation	57,835	57,585
Amortization of acquired intangible assets	25,479	43,763
Facilities impairment	—	1,140
Other (income) expense, net	7,145	4,812
Fair market value adjustment to aquired inventory sold	—	(1,990)
Excess tax benefits from stock-based compensation	(14)	(229)
Deferred income taxes	—	(1,457)
Changes in assets and liabilities:
Accounts receivable	53,649	(133,959)
Inventories	(76,004)	3,916
Prepaid expenses and other assets	17,438	6,454
Accounts payable	6,999	98,443
Accrued liabilities and other	(91)	4,433
Accrued employee compensation	(29,267)	(6,100)
Deferred income	(8,334)	26,623

Net cash provided by operating activities	440,562	574,829

Cash flows from investing activities:
Purchases of marketable securities	(1,139,884)	(709,060)
Purchases of strategic investments	(2,253)	(1,750)
Sales and maturities of investments	681,069	347,745
Cash paid for acquisition, net	(16,760)	(20,679)
Purchases of technology licenses	(6,615)	(6,819)
Purchases of property and equipment	(42,245)	(39,298)

Net cash used in investing activities	(526,688)	(429,861)

Cash flows from financing activities:
Repurchase of common stock	(939,241)	—
Proceeds from employee stock plans	41,755	80,477
Principal payments on capital lease obligations	(511)	(950)
Excess tax benefits from stock-based compensation	14	229

Net cash provided by (used in) financing activities	(897,983)	79,756

Net increase (decrease) in cash and cash equivalents	(984,109)	224,724
Cash and cash equivalents at beginning of period	1,847,074	1,105,428

Cash and cash equivalents at end of period	$862,965	$1,330,152

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s financial position as of July 30, 2011, the results of its operations for the three and six months ended July 30, 2011 and July 31, 2010, and its cash flows for the six months ended July 30, 2011 and July 31, 2010. The January 29, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 as filed on March 28, 2011 with the Securities and Exchange Commission. The results of operations for the three and six months ended July 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, including provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Monte Carlo simulation and Black-Scholes valuation models to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the United States dollar.

Note 2. Recent Accounting Pronouncements and Accounting Changes

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements and related disclosures. The new guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have any impact on the Company’s financial statements.

In June 2011, the FASB issued an amendment to the guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of July 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$856,799	$4,143	$(249)	$860,693
U.S. government and agency securities	674,523	1,716	(110)	676,129

Total short-term investments	$1,531,322	$5,859	$(359)	$1,536,822
Long-term investments:
Available-for-sale:
Auction rate securities	$27,650	$—	$(1,580)	$26,070

Total long-term investments	$27,650	$—	$(1,580)	$26,070

Total investments	$1,558,972	$5,859	$(1,939)	$1,562,892

	As of January 29, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$648,278	$3,208	$(213)	$651,273
U.S. government and agency securities	431,174	561	(52)	431,683

Total short-term investments	$1,079,452	$3,769	$(265)	$1,082,956
Long-term investments:
Available-for-sale:
Auction rate securities	$27,850	$—	$(1,624)	$26,226

Total long-term investments	$27,850	$—	$(1,624)	$26,226

Total investments	$1,107,302	$3,769	$(1,889)	$1,109,182

As of July 30, 2011, the Company’s investment portfolio included $27.7 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, the Company used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of July 30, 2011, the fair value of auction rate securities was $1.6 million less than par value and was recorded in long-term investments.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on the Company’s assessment of its cash flow projections, a balance of approximately $2.4 billion in cash, cash equivalents and short-term investments other than auction rate securities and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value in order to operate its business. The Company does not have the intent to sell these auction rate securities until recovery. Thus, the Company considers the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

The contractual maturities of available-for-sale securities at July 30, 2011 and January 29, 2011 are presented in the following table (in thousands):

	July 30, 2011		January 29, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$608,494	$609,216	$560,190	$560,999
Due between one and five years	922,828	927,606	519,262	521,957
Due over five years	27,650	26,070	27,850	26,226

	$1,558,972	$1,562,892	$1,107,302	$1,109,182

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	July 30, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$118,086	$(249)	$—	$—	$118,086	$(249)
U.S. government and agency securities	256,284	(110)	—	—	256,284	(110)
Auction rate securities	—	—	26,070	(1,580)	26,070	(1,580)

Total securities	$374,370	$(359)	$26,070	$(1,580)	$400,440	$(1,939)

	January 29, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Corporate debt securities	$113,081	$(213)	$—	$—	$113,081	$(213)
U.S. government and agency securities	91,962	(52)	—	—	91,962	(52)
Auction rate securities	—	—	26,226	(1,624)	26,226	(1,624)

Total securities	$205,043	$(265)	$26,226	$(1,624)	$231,269	$(1,889)

Note 4. Supplemental Financial Information (in thousands)

Inventories

	July 30,	January 29,
	2011	2011
Work-in-process	$211,667	$156,108
Finished goods	110,338	89,340

Inventories	$322,005	$245,448

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment, net

	July 30,	January 29,
	2011	2011
Machinery and equipment	$469,665	$435,900
Computer software	77,587	74,966
Furniture and fixtures	23,818	23,498
Leasehold improvements	35,044	34,142
Buildings	144,596	144,596
Building improvements	41,991	41,200
Land	69,246	69,246
Construction in progress	6,217	8,469

	868,164	832,017
Less: Accumulated depreciation and amortization	(504,400)	(473,577)

Property and equipment, net	$363,764	$358,440

Other non-current assets

	July 30,	January 29,
	2011	2011
Technology and other licenses	$60,943	$51,642
Deferred tax assets	27,671	27,671
Deferred compensation	4,749	6,169
Prepayments for foundry capacity	5,157	5,289
Severance fund	4,407	4,819
Investments in privately held companies	5,888	3,950
Other	11,874	11,840

Other non-current assets	$120,689	$111,380

Accrued liabilities

	July 30,	January 29,
	2011	2011
Accrued rebates	$34,856	$32,405
Accrued royalties	13,767	14,018
Accrued legal and professional services	10,508	10,676
Customer advances	3,682	3,515
Technology license obligation	7,410	4,850
Income tax payable	3,059	—
Accrued sales/goods and services tax	1,818	3,679
Other	14,799	16,851

Accrued liabilities	$89,899	$85,994

Other long-term liabilities

	July 30,	January 29,
	2011	2011
Technology license obligation	$13,004	$19,218
Long-term accrued employee compensation	8,730	9,258
Facilities consolidation	2,547	3,271
Accrued severance	2,085	3,226
Other	7,387	4,367

Other long-term liabilities	$33,753	$39,340

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Numerator:
Net income	$192,392	$219,777	$339,253	$425,544

Denominator:
Weighted average common shares outstanding	608,511	648,028	623,728	644,477
Effect of dilutive securities:
Common share options and other	14,621	27,192	16,408	32,162

Weighted average shares — diluted	623,132	675,220	640,136	676,639

Net income per share:
Basic	$0.32	$0.34	$0.54	$0.66
Diluted	$0.31	$0.33	$0.53	$0.63

Options to purchase 22.4 million common shares at a weighted average exercise price of $18.59 have been excluded from the computation of diluted net income per share for the three months ended July 30, 2011 because including them would have been anti-dilutive. Options to purchase 12.7 million weighted-average shares at a weighted average exercise price of $21.15 have been excluded from the computation of diluted net income per share for the three months ended July 31, 2010 because including them would have been anti-dilutive.

Options to purchase 17.6 million common shares at a weighted average exercise price of $19.53 have been excluded from the computation of diluted net income per share for the six months ended July 30, 2011 because including them would have been anti-dilutive. Options to purchase 10.1 million common shares at a weighted average exercise price of $22.03 have been excluded from the computation of diluted net income per share for the six months ended July 31, 2010 because including them would have been anti-dilutive.

In addition, the options granted during the six months ended July 30, 2011, which contain a market condition for vesting, have been excluded from the computation of diluted net income per share for the three and six months ended July 30, 2011, as the market value of the Company’s share as of July 30, 2011 was lower than the required market condition. Refer to “Note 11 – Stock-Based Compensation” for additional details.

Comprehensive income

The changes in the components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net income	$192,392	$219,777	$339,253	$425,544
Other comprehensive income
Net unrealized gain on marketable securities	392	1,733	1,996	1,856
Net unrealized gain on auction rate securities	100	49	44	53
Net unrealized gain (loss) on cash flow hedges	(1,205)	(690)	2,735	(491)
Change in other	(115)	(1)	(115)	(2)

Total comprehensive income	$191,564	$220,868	$343,913	$426,960

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of accumulated other comprehensive income were as follows (in thousands):

	July 30, 2011	January 29, 2011
Unrealized gain on marketable securities	$5,500	$3,504
Unrealized loss on auction rate securities	(1,580)	(1,624)
Unrealized gain (loss) on cash flow hedges	1,942	(793)
Other	(110)	5

Accumulated other comprehensive income	$5,752	$1,092

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

As of July 30, 2011 and January 29, 2011, the notional amounts of outstanding forward contracts were as follows (in thousands):

	July 30, 2011		January 29, 2011
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Israeli shekel	$46,896	$—	$56,360	$—
Euro	—	—	—	3,698

	$46,896	$—	$56,360	$3,698

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

The fair value of foreign exchange contract derivatives was not significant as of any period presented.

Note 6. Fair Value Measurements

Fair value is an exit price representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in corporate debt securities are classified within Level 2 as the market inputs to value these instruments consist of

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.4% of total assets as of July 30, 2011.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of July 30, 2011 and January 29, 2011. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at July 30, 2011
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$42,848	$—	$—	$42,848
U.S. government and agency securities	19,998	—	—	19,998
Corporate debt securities		34,396	—	34,396
Time deposit	266,237	—	—	266,237
Short-term investments:
U.S. government and agency securities	676,129	—	—	676,129
Corporate debt securities	—	860,693	—	860,693
Long-term investments:
Auction rate securities	—	—	26,070	26,070
Prepaid expenses and other current assets:
Forward contracts	—	1,883	—	1,883
Other non-current assets:
Severance pay fund	2,552	1,855	—	4,407

Total assets	$1,007,764	$898,827	$26,070	$1,932,661

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 29, 2011
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$1,230,616	$—	$—	$1,230,616
U.S. government and agency securities	106,487	—	—	106,487
Corporate debt securities	—	9,797	—	9,797
Time deposit	159,938	—	—	159,938
Short-term investments:
U.S. government and agency securities	431,683	—	—	431,683
Corporate debt securities	—	651,273	—	651,273
Long-term investments:
Auction rate securities	—	—	26,226	26,226
Prepaid expense and other current assets:
Forward contracts	—	166	—	166
Other non-current assets:
Severance pay fund	2,425	2,394	—	4,819

Total assets	$1,931,149	$663,630	$26,226	$2,621,005

Liabilities
Accrued liabilities:

Forward contracts	$—	$804	$—	$804

Total liabilities	$—	$804	$—	$804

The following tables summarize the change in fair value for Level 3 items during the six months ended July 30, 2011 and July 31, 2010 (in thousands):

Level 3
Changes in fair value during the six months ended July 30, 2011 (pre-tax):
Beginning balance at January 30, 2011	$26,226
Purchases	—
Sales, redemption and settlement	(200)
Unrealized gain included in accumulated other comprehensive income	44

Ending balance at July 30, 2011	$26,070

Level 3
Changes in fair value during the six months ended July 31, 2010 (pre-tax):
Beginning balance at January 31, 2010	$39,281
Purchases	—
Sales, redemption and settlement	(5,150)
Unrealized gain included in accumulated other comprehensive income	53

Ending balance at July 31, 2010	$34,184

Assets measured and recorded at fair value on a non-recurring basis as of July 30, 2011 and January 29, 2011 were not significant.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Goodwill and Acquired Intangible Assets, Net (in thousands):

Goodwill

The following table summarizes the activity related to the carrying value of goodwill:

Balance at January 29, 2011	$2,004,833
Additions due to business combinations	2,070

Balance at July 30, 2011	$2,006,903

Acquired Intangible Assets, Net

		July 30, 2011			January 29, 2011
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	1 -7 years	$739,605	$(705,261)	$34,344	$726,040	$(698,877)	$27,163
Core technology	1 -8 years	212,650	(166,862)	45,788	212,650	(155,359)	57,291
Trade name	1 -5 years	350	(318)	32	350	(299)	51
Customer contracts	4 -7 years	187,200	(164,318)	22,882	187,200	(156,774)	30,426
In-process research and development	*	9,700	—	9,700	9,700	—	9,700

Total intangible assets, net		$1,149,505	$(1,036,759)	$112,746	$1,135,940	$(1,011,309)	$124,631

*	Upon completion of the project, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to impair the related IPR&D asset.

In April 2011, the Company acquired the PHY business of a company which specializes in the design of networking devices. Under the purchase method of accounting, the total purchase price was determined to be $16.3 million and was preliminarily allocated to tangible and intangible assets based on their fair values as of the date of the completion of the purchase.

Based on the identified intangible assets recorded at July 30, 2011, the future amortization expense excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
Remainder of fiscal 2012	$22,295
2013	41,436
2014	26,753
2015	5,351
2016	2,587
Thereafter	4,624

$103,046

Note 8. Restructuring

During the three months ended July 31, 2010, as a result of the anticipated sale of one of its facilities, the Company classified the carrying value of the building as held for sale within prepaid expenses and other current assets. This resulted in a charge of $1.1 million to write-down the carrying value to fair value in research and development. During the three months ended July 30, 2011, the Company completed the sale of the building held for sale to an independent third party for $6.8 million, equal to the revised carrying value of the building.

In addition, the Company continued to make payments and incur on-going operating expenses from its previously vacated facilities during the three and six months ended July 30, 2011.

During the six months ended July 31, 2010, the Company subleased one of its previously vacated facilities and thus recorded an adjustment to the restructuring liabilities.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth an analysis of the components of the restructuring charges and the payments made (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Restructuring liabilities, beginning of period	$3,425	$4,964	$3,306	$5,397
Facilities and related charges	567	1,660	1,186	2,347
Non-cash adjustment	(407)	(1,140)	(395)	(1,458)
Net cash payments	(376)	(642)	(888)	(1,343)
Adjustments to previous assumptions	—	—	—	(101)

Restructuring liabilities, end of period	$3,209	$4,842	$3,209	$4,842

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Research and development	$139	$1,370	$307	$1,499
Selling and marketing	—	—	—	—
General and administrative	428	290	879	747

	$567	$1,660	$1,186	$2,246

The remaining facility lease charges included in the restructuring liabilities will be paid out through fiscal 2018.

Note 9. Commitments and Contingencies

Purchase commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of July 30, 2011, the total value of open purchase orders with these foundries was approximately $259.1 million.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants will receive complete dismissals from the case. In 2009, the Court issued an order of final approval of the settlement. Certain objectors filed appeals, a number of which were dismissed by agreement or by the appellate court. Following remand from the appellate court, in August 2011, the district court issued an order determining that the last remaining appellant was not a class member and thus lacked standing to object to the settlement. If for any reason the settlement does not become effective, the Company believes it has meritorious defenses to the claims against it and intends to defend the action vigorously.

Section 16(b) Litigation. On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short swing profits. The Company is named as a nominal defendant only, and no recovery is sought from the Company. In March 2009, the district court granted a motion to dismiss filed by the underwriter defendants, which caused the case against the Company to be dismissed. The plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit, and in December 2010, the Ninth Circuit reversed the dismissal and remanded to the district court. On January 25, 2011, the Ninth Circuit entered an Order staying the mandate pending the filing of petitions for writ of certiorari in the United States Supreme Court by the underwriter defendants. No discovery has taken place. Both sides have filed petitions for writ of certiorari to the United States Supreme Court. The Supreme Court denied plaintiff’s writ, but granted the underwriters’ writ, which argued that the case should have been dismissed on statute of limitations grounds. A decision is expected during the next term of court, October 2011-June 2012. If the Supreme Court reverses the Ninth Circuit, the case will be concluded. If the Supreme Court affirms the Ninth Circuit, the case will be remanded to the District Court for further proceedings.

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

The case proceeded to trial on September 20, 2010. On November 24, 2010, a Santa Clara County jury returned a verdict in favor of MSI on all claims. On January 7, 2011, the Court entered judgment in MSI’s favor. Pursuant to California Civil Procedure provisions, Jasmine filed motions for a new trial and for a judgment notwithstanding the verdict. These motions were heard by the Court on February 25, 2011 and denied in written orders. Jasmine filed a notice of appeal in March 2011 and MSI intends to contest any such appeal vigorously. The Company does not believe, based on currently available facts and circumstances, that it is reasonably possible to predict the final outcome of this case and, as such, the Company has not accrued for any amount as of July 30, 2011.

Wage and Hour Class Action. On October 18, 2006, Dan Holton (“Holton”), a former employee of MSI, filed a civil complaint in Santa Clara County Superior Court. Holton alleges that MSI misclassified him as an exempt employee. Holton claims that due to its misclassification MSI owes him unpaid wages for overtime, penalties for missed meal periods, and various other penalties under the California Labor Code, as well as interest. Holton also pursues a cause of action for unfair business practices under the California Business & Profession Code. Holton brought his complaint as a class action. On July 8, 2009, the Court granted certification of the following class: “All Individual Contributor Engineers who held the title of PCB Designer, Associate Engineer, Engineer, Staff Engineer and Senior Engineers, who at any time during the class period while holding these positions did not have a degree above a baccalaureate degree nor a degree above a baccalaureate degree in a field of science related to the work performed, and worked for MSI in California, at any time from October 19, 2002 through the present.” MSI disputes all of plaintiff’s class claims, and intends to defend this matter vigorously. On June 23, 2011, MSI filed a motion for decertification of the class, which was heard by the Court on August 25, 2011. The parties are currently awaiting a decision from the Court. The matter has been set for trial on October 17, 2011.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

APT Patent Litigation. On January 18, 2011, Advanced Processor Technologies LLC filed a complaint in the United States District Court in the Eastern District of Texas. The complaint names MSI and eight other defendants and alleges infringement of United States Patent Nos. 6,047,359 (“’359 patent”) and 5,796,978 (“’978 patent”). The asserted patents purportedly relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. A first amended complaint was filed on January 26, 2011. The first amended complaint continues to assert the ‘359 patent against MSI, but appears to no longer assert the ‘978 patent against MSI. MSI filed its answer and counterclaims on April 15, 2011. MSI intends to vigorously defend this action.

LAMD Patent Litigations. On October 11, 2010, Marvell International Ltd. (“MIL”) filed a complaint against Link-A-Media Devices Corporation (“LAMD”) in the United States District Court for the District of Delaware. The complaint asserts that LAMD infringes its United States Patent Nos. 7,328,395, 7,751,138, 7,099,411 and 7,228,485. On June 30, 2011, MIL filed a motion to amend its complaint to add U.S. Patent Nos. 6,903,448 and 7,528,013. The complaint seeks unspecified damages and a permanent injunction. A claim construction hearing is scheduled for May 25, 2012, and trial is set for July 23, 2012.

On February 10, 2011, LAMD filed a complaint against MSI in the United States District Court for the Northern District of California. The complaint asserts that MSI infringes LAMD’s United States Patent No. 7,590,927. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims on May 3, 2011. MSI believes that it does not infringe any valid and enforceable claim of the LAMD patent in suit. A claim construction hearing is scheduled for February 21, 2012, and trial is set for October 15, 2012. MSI intends to litigate both actions vigorously.

MOSAID Litigation. On March 16, 2011, MOSAID Technologies Inc. filed suit in the Eastern District of Texas against MSI and 16 other companies. The suit alleges that the defendants’ products, which operate in compliance with the IEEE 802.11a, 802.11b, 802.11g, and 802.11n standards, infringe the six asserted patents (U.S. Patent nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. MSI intends to vigorously defend this action.

Azure Networks Litigation. On March 22, 2011, Azure Networks LLC. filed suit in the Eastern District of Texas against MSI and eight other companies. The suit alleges that MSI’s Bluetooth products infringe its U.S. Patent No. 7,756,129. MSI filed its answer and counterclaims on July 20, 2011. MSI intends to vigorously defend this action.

Power Management Systems Litigation. On August 22, 2011, Power Management Systems LLC (a subsidiary of Acacia Research Corp.) filed a Complaint against the Company’s Delaware subsidiary, Marvell Semiconductor, Ltd. (“MSL”), in federal district court for the District of Delaware and two other defendants. The Complaint asserts U.S. Patent no. 5,504,909, which purportedly relates to a power management apparatus, against various products. The Complaint seeks unspecified damages. MSL intends to vigorously defend this action.

HSM/TPL Litigation. On September 1, 2011, HSM Portfolio, LLC and Technology Properties Limited, LLC filed a Complaint against the Company and MSL, in federal district court for the District of Delaware. The Complaint also named numerous other defendants. The Complaint asserts U.S. Patent No. 5,030,853, purportedly relating to high speed logic and memory circuitry, against various products. The Complaint seeks unspecified damages. The Company and MSL intend to vigorously defend this action.

General. The Company is also party to various other legal proceedings and claims arising in the normal course of business. The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of the Company’s management. Although the legal responsibility and financial impact with respect to each of these proceedings and claims cannot currently be ascertained, an unfavorable outcome in any of such actions could have a material adverse effect on the Company’s cash flows. As to each of the above mentioned legal matters, the Company is currently unable to estimate a possible loss or range of loss, if any. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages or one-time license fees or royalty payments, which could adversely impact gross margins and financial results in future periods, or could prevent

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, which could adversely affect financial results in future periods. The Company believes that it competes lawfully and that its marketing, business and intellectual property benefit is customers and shareholders, and it will continue to conduct a vigorous defense in these proceedings. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

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

Note 10. Shareholders’ Equity

Stock plans

During the three months ended April 30, 2011, the Company issued stock options with a market price condition for a group of senior employees. The Company believes that such awards better align the interests of those employees with the interests of its shareholders. If the market price condition is not met within five years from the date of grant, the options automatically expire.

Activity under the Company’s stock option plans for the six months ended July 30, 2011 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at January 29, 2011	56,325	$11.96	—	$—	56,325	$11.96
Granted	2,976	$15.52	3,149	$15.43	6,125	$15.47
Canceled/Forfeited	(973)	$14.90	—	$—	(973)	$14.90
Exercised or issued	(2,001)	$7.95	—	$—	(2,001)	$7.95

Balance at July 30, 2011	56,327	$12.24	3,149	$15.43	59,476	$12.41

Vested or expected to vest at July 30, 2011	55,133	$12.22	2,964	$15.43	58,097	$12.38

Exercisable at July 30, 2011	42,921	$12.41	—	$—	42,921	$12.41

The aggregate intrinsic value and weighted average remaining contractual term of time-based stock options vested and expected to vest at July 30, 2011 was $225.4 million and 4.8 years, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of market-based stock options vested and expected to vest at July 30, 2011 was $0 and 9.7 years, respectively.

The aggregate intrinsic value is calculated based on the Company’s closing stock price as reported on the NASDAQ Global Select Market for all in-the-money options as of July 29, 2011.

As of July 30, 2011, compensation costs related to stock options and restricted stock units not yet recognized amounted to $196.2 million.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.1 years and 2.4 years, respectively. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.8 years. Historically, the Company issued new shares to satisfy stock option exercises.

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for prices):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 29, 2011	5,486	$18.75
Granted	6,019	$16.01
Released	(1,221)	$19.86
Canceled/Forfeited	(364)	$17.01

Balance at July 30, 2011	9,920	$17.02

Employee stock purchase plan

In June 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), and on October 22, 2009, the Purchase Plan was amended and restated (the “Restated Purchase Plan”). The Restated Purchase Plan had 20.7 million common shares reserved for issuance thereunder as of July 30, 2011.

During the three and six months ended July 30, 2011, a total of 2.4 million shares were issued under the Restated Purchase Plan at a weighted-average price of $12.57. As of July 30, 2011, there was $6.9 million of unrecognized compensation cost related to the Restated Purchase Plan.

Stock Repurchase Program

In August 2010, the Company announced that its board of directors had authorized a stock repurchase program of up to $500 million of the Company’s common shares in open market, privately negotiated or block transactions. In March 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $500 million, for a total of $1 billion, of its outstanding common shares. In July 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to an additional $500 million of its outstanding common shares under its share repurchase program, for a total of $1.5 billion. The repurchase program is subject to market conditions and other factors and does not obligate the Company to repurchase any dollar amount or number of its common shares. The program may be extended, modified, suspended or discontinued at any time.

The Company repurchased 59.4 million shares for $939.2 million in cash during the six months ended July 30, 2011. The repurchased shares were retired immediately after the repurchases were completed. As of July 30, 2011, the Company had completed share repurchases totaling $1,026.7 million under this stock repurchase program, with $473.3 million remaining available for repurchases under the program.

Note 11. Stock-Based Compensation

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Cost of goods sold	$1,916	$1,692	$3,611	$3,928
Research and development	22,128	22,089	41,721	40,940
Selling and marketing	3,207	2,397	5,861	5,570
General and administrative	3,104	4,511	6,642	7,147

	$30,355	$30,689	$57,835	$57,585

Stock-based compensation of $1.5 million was capitalized in inventory as of July 30, 2011 and January 29, 2011.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based equity award on the date of grant using the Black-Scholes option pricing model and of each market-based equity award using a Monte Carlo simulation model:

Time-based Stock Options

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Estimated fair value	$6.24	$8.75	$6.09	$9.45
Volatility	46%	53%	43%	53%
Expected term (in years)	4.8	4.7	4.8	4.7
Risk-free interest rate	1.7%	2.5%	2.1%	2.3%
Dividend yield	—	—	—	—

Market-based Stock Options

	Three Months Ended	Six Months Ended
	July 30, 2011	July 30, 2011
Estimated fair value	$—	$5.08
Expected Volatility	—%	42%
Risk-free interest rate	—%	0.85 -3.59%
Dividend yield	—	—

The fair value of each market-based option award is estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the above table, including the same volatility applied to the Company’s time-based options. Because a Monte Carlo simulation model incorporates ranges of assumptions for inputs, those ranges are disclosed where applicable. The Company uses historical data to estimate employee termination within the valuation model. The expected term of options granted of 2.66 years was derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.

Employee Stock Purchase Plan

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Estimated fair value	$4.09	$5.14	$4.09	$5.14
Volatility	46%	53%	46%	53%
Expected term (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Dividend yield	—	—	—	—

The expected volatility for awards granted during the three and six months ended July 30, 2011 is based on an equally weighted combination of historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The calculation of expected volatility for previous periods was based solely on historical stock price volatility. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Income Taxes

During the three months ended July 30, 2011 and July 31, 2010, the Company’s effective tax rate was an income tax provision of 2.2% and 1.1%, respectively. During the six months ended July 30, 2011 and July 31, 2010, the Company’s effective tax rate was an income tax provision of 1.6% and 0.3%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense and the amortization of acquired intangibles.

During the three months ended July 30, 2011, the provision for income taxes consisted of the current income tax liability of $4.9 million, a reduction of unrecognized tax benefits of $2.6 million due to the expiration of the statute of limitations in a non-U.S. jurisdiction and an increase in unrecognized tax benefits of $1.8 million, and a settlement of a non-U.S. audit for $0.2 million. During the three months ended July 31, 2010, the provision for income taxes was impacted by the current income tax liability of $3.0 million, a reduction of unrecognized tax benefits for $2.3 million due to the expiration of the statute of limitations in a non-U.S. jurisdiction, an increase in unrecognized tax benefits of $2.3 million, a decrease of $1.5 million due a deferred tax asset for employee stock options on a non-U.S. subsidiary, and a $1.0 million withholding tax on the disposition of an investment.

During the six months ended July 30, 2011, the provision for income taxes consisted of the current income tax liability of $8.2 million, a reduction of unrecognized tax benefits of $6.9 million due to the expiration of the statute of limitations in multiple jurisdictions and an increase in unrecognized tax benefits of $3.8 million, and a settlement of a non-U.S. audit for $0.2 million. During the six months ended July 31, 2010, the provision for income taxes was impacted by the current income tax liability of $6.2 million, a reduction of unrecognized tax benefits of $8.8 million due to the expiration of the statute of limitations in multiple jurisdictions, an increase in unrecognized tax benefits of $4.4 million dollars, a decrease of $1.5 million due a deferred tax asset for employee stock options on a non-U.S. subsidiary, and a $1.0 million withholding tax on the disposition of an investment.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlement with tax authorities and the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as the Company will have negotiations with various tax authorities throughout the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. We make a number of forward-looking statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter; our expectations regarding industry trends; our expectations regarding our inventory levels; our expectations regarding the amount of our future sales in Asia; our expectations regarding TD handset growth in China; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the third quarter ending October 29, 2011 compared with the second quarter ended July 30, 2011; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources, capital expenditures, investment requirements and commitments to meet our capital needs for the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our plan regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding unrecognized tax benefits; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products and the impact of seasonality on demand; our expectations regarding defects; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical; our ability to successfully compete in the markets in which we serve; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of lengthy and expensive product sales cycles; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

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

An increasing number of our products are being incorporated into consumer electronics products, including smartphones, printers, gaming devices and tablets, which are subject to significant seasonality and fluctuations in demand. Due to holiday and back to school buying trends, we expect these seasonal demand patterns generally will negatively impact our results in the first and fourth quarter and positively impact our results in the second and third quarter of our fiscal years.

A portion of our sales have historically been made on the basis of purchase orders rather than long-term agreements. The sales cycle for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.

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

Results of Operations

During the three months ended July 30, 2011, our net revenue grew 12 percent sequentially, with growth in all of our major product lines. Our sales into both the storage and the mobile and wireless end markets experienced double digit sequential revenue increase driven by growth of new products, increased adoption of existing products, and seasonality. Typically, the second and third quarters are seasonally better due to holiday and back to school buying trends, particularly with our products being used in consumer electronics devices, such as gaming devices.

In addition, we also delivered solid profitability with gross margins of 57.9%, operating margins of 21.7% and operating cash flow of $263 million. Our customer base within the mobile and wireless end market continues to expand, and in the second quarter of fiscal 2012, no single customer in this end market accounted for more than 10% of our net revenue. We are executing well on our new product initiatives and, with increased adoption for our existing products, we expect to continue to generate solid results. As a sign of this confidence, during the second quarter of fiscal 2012, our board of directors authorized us to repurchase up to an additional $500 million of our outstanding common shares under our share repurchase program, bringing the total authorized amount under the plan to $1.5 billion. We repurchased and retired approximately nine million shares during the second quarter of fiscal 2012. Under the program, over the past four quarters, we have repurchased and retired over 64 million shares, or nearly 10 percent, of our outstanding common shares.

As we look forward to the third quarter of fiscal 2012, we expect revenue to continue to grow at high single digits sequentially. This sequential growth is largely driven by continued new product growth, increased adoption of existing products, and seasonality. For example, we expect TD handset in China to grow at double digits sequentially and our existing networking products to increase their market presence.

In the near to medium-term, we anticipate modest gross margin pressure driven by several factors. First, gold prices have increased dramatically over the past two years, and the surcharges paid to our assembly vendors have risen as a result. While we are in the process of transitioning our designs to copper instead of gold, this will take some time. Secondly, wafer price discounts have been less than normal and have not kept pace with the price discounts we provide to our customers. Thirdly, we are now bringing to market more products at more expensive new process nodes resulting in a temporary impact to gross margins. Finally, we are also expecting an increase in sales of some lower-margin products especially in high-volume end markets, which is lowering our overall gross margin.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	42.1	40.9	41.9	40.6
Research and development	27.8	25.5	29.0	25.5
Selling and marketing	4.5	4.1	4.6	4.3
General and administrative	2.7	2.8	2.9	2.8
Amortization of acquired intangible assets	1.2	2.4	1.4	2.4

Total operating costs and expenses	78.3	75.7	79.8	75.6

Operating income	21.7	24.3	20.2	24.4
Interest and other income, net	0.2	0.5	0.1	0.0
Interest expense	(0.0)	(0.0)	(0.0)	(0.0)

Income before income taxes	21.9	24.8	20.3	24.4
Provision for income taxes	0.5	0.3	0.3	0.1

Net income	21.4%	24.5%	20.0%	24.3%

Three and Six Months Ended July 30, 2011 and July 31, 2010

Net Revenue

	Three Months Ended			Six Months Ended
	July 30, 2011	July 31, 2010	% Change	July 30, 2011	July 31, 2010	% Change
	(in thousands, except percentage)
Net revenue	$897,520	$896,474	0.1%	$1,699,922	$1,752,053	(3.0)%

Net revenue during the three months ended July 30, 2011 compared to the three months ended July 31, 2010 was approximately flat. Higher storage revenue was mostly offset by a decline in mobile and wireless revenue. The increase in storage revenue was due to the ramp of products at new customers. The decline in mobile and wireless revenue was driven by the reduction in revenue at one of our leading mobile handset customers as it shifted a portion of its product sales to an earlier generation designed prior to our acquisition of this business. The decline was partially offset by the ramp of our mobile SOC products for the TD handset market in China, which we began selling during the three months ended April 30, 2011. Net revenue during the six months ended July 30, 2011 declined by 3% compared to the six months ended July 31, 2010, driven by the decline in revenue from reductions in revenue at one of our leading mobile handset customers.

We currently expect overall net revenue for the three months ending October 29, 2011 to increase moderately from the level for the three months ended July 30, 2011, largely driven by seasonality and the ramp of new products.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. No distributors accounted for more than 10% of our net revenue for the three and six months ended July 30, 2011 and July 31, 2010. The following table sets forth revenue attributable to end customers comprising 10% or more of our net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
Customer	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
A	21%	19%	21%	23%
B	*	14%	*	20%
C	*	*	*	10%

*	Less than 10% of net revenue

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 86% and 82% of our net revenue for the three months ended July 30, 2011 and July 31, 2010, respectively and represented 85% and 84% of our net revenue for the six months ended July 30, 2011 and July 31, 2010, respectively. We expect that a significant portion of our net revenue will continue to be represented by sales to our customers in Asia.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	July 30, 2011	July 31, 2010	% Change	July 30, 2011	July 31, 2010	% Change
	(in thousands, except percentage)
Cost of goods sold	$378,117	$366,682	3.1%	$712,592	$710,667	0.3%
% of net revenue	42.1%	40.9%		41.9%	40.6%

The increase in cost of goods sold as a percentage of revenue for the three and six months ended July 30, 2011 compared to the three and six months ended July 31, 2010 was primarily driven by the volume and costs of new product tapeouts, as well as higher commodity costs in the assembly and testing of our products. Specifically, the cost of gold has increased significantly, and has impacted our cost of goods sold by approximately 1% of net revenue compared to the prior year. Our cost of goods sold as a percentage of revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of revenue for the three months ending October 29, 2011 to be slightly higher than for the three months ended July 30, 2011 as a result of product mix changes and higher commodity prices.

Research and Development

	Three Months Ended			Six Months Ended
	July 30, 2011	July 31, 2010	% Change	July 30, 2011	July 31, 2010	% Change
	(in thousands, except percentage)
Research and development	$249,604	$228,211	9.4%	$492,141	$447,322	10.0%
% of net revenue	27.8%	25.5%		29.0%	25.5%

The increase in research and development expense for the three months ended July 30, 2011 compared to the three months ended July 31, 2010 of $21.4 million was primarily due to a $22.5 million increase in personnel-related costs as a result of increased headcount and contractor services, net of slightly lower incentive compensation expenses related to lower profitability. The increase was partially offset by a $1.2 million decrease in restructuring expenses.

The increase in research and development expense for the six months ended July 30, 2011 compared to the six months ended July 31, 2010 of $44.8 million was primarily due to a $45.3 million increase in personnel-related costs as a result of increased headcount and contractor services, net of slightly lower incentive compensation expenses.

We currently expect that research and development expense for the three months ending October 29, 2011 will increase moderately from the level of expense reported for the three months ended July 30, 2011.

Selling and Marketing

	Three Months Ended			Six Months Ended
	July 30, 2011	July 31, 2010	% Change	July 30, 2011	July 31, 2010	% Change
	(in thousands, except percentage)
Selling and marketing	$40,390	$36,863	9.6%	$78,542	$75,286	4.3%
% of net revenue	4.5%	4.1%		4.6%	4.3%

The increase in selling and marketing expense for the three months ended July 30, 2011 compared to the three months ended July 31, 2010 of $3.5 million was primarily due to a $3.3 million increase in personnel-related costs as a result of increased headcount and contractor services, net of slightly lower incentive compensation expenses related to lower profitability.

The increase in selling and marketing expense for the six months ended July 30, 2011 compared to the six months ended July 31, 2010 of $3.3 million was primarily due to a $5.5 million increase in personnel-related costs as a result of increased headcount and contractor services, net of slightly lower incentive compensation expenses related to lower profitability. The increase was partially offset by a $2.4 million decrease in general selling and marketing expense, such as trade show and public relations expenses.

We currently expect that selling and marketing expense for the three months ending October 29, 2011 will be essentially flat from the level of expense reported for the three months ended July 30, 2011.

General and Administrative

	Three Months Ended			Six Months Ended
	July 30, 2011	July 31, 2010	% Change	July 30, 2011	July 31, 2010	% Change
	(in thousands, except percentage)
General and administrative	$23,631	$25,440	(7.1)%	$48,415	$48,548	(0.3)%
% of net revenue	2.7%	2.8%		2.8%	2.8%

The decrease in general and administrative expense for the three months ended July 30, 2011 compared to the three months ended July 31, 2010 of $1.8 million was primarily due to lower stock-based compensation expenses of $1.4 million. The lower stock-based compensation expenses were primarily due to adjustments recorded on certain grants connected to performance targets that we no longer expect to be achieved.

General and administrative expense for the six months ended July 30, 2011 was flat compared to the six months ended July 31, 2010. This was due to lower personnel-related expenses, partially offset by higher facility expense and increased spending on office equipment, including hardware and software.

We currently expect that general and administrative expense for the three months ending October 29, 2011 will increase slightly from the level of expense reported for the three months ended July 30, 2011.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	July 30, 2011	July 31, 2010	% Change	July 30, 2011	July 31, 2010	% Change
	(in thousands, except percentage)
Amortization of acquired intangible assets	$11,138	$21,214	(47.5)%	$25,479	$43,763	(41.8)%
% of net revenue	1.2%	2.4%		1.4%	2.4%

The decrease in amortization of acquired intangible assets for the three and six months ended July 30, 2011 compared to the three and six months ended July 31, 2010 was due to intangible assets from certain acquisitions becoming fully amortized.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	July 30, 2011	July 31, 2010	% Change	July 30, 2011	July 31, 2010	% Change
	(in thousands, except percentage)
Interest and other income, net	$2,064	$4,253	(51.5)%	$1,857	$552	236.4%
% of net revenue	0.2%	0.5%		0.1%	0.0%

The decrease in interest and other income, net, for the three months ended July 30, 2011 compared to the three months ended July 31, 2010 was primarily due to higher currency translation losses, resulting from the weakening of the U.S. dollar during the three months ended July 30, 2011. This was partially offset by gains from sales of investments and higher interest income on investments during the three months ended July 30, 2011. The increase in interest income was driven by a higher rate of return and, to a lesser extent, higher cash and investments balances.

The increase in interest and other income, net, for the six months ended July 30, 2011 compared to the six months ended July 31, 2010 was primarily due to gains from sales of investments and higher interest income on our investments during the six months ended July 30, 2011. The increase in interest income was due to higher average cash and investment balances, as well as a higher rate of return. This was partially offset by higher translation losses due to a significant weakening of the U.S. dollar during the six months ended July 30, 2011.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 30, 2011	July 31, 2010	% Change	July 30, 2011	July 31, 2010	% Change
	(in thousands, except percentage)
Provision for income taxes	$4,312	$2,499	72.5%	$5,346	$1,383	286.6%
% of net revenue	0.5%	0.3%		0.3%	0.1%

During the three months ended July 30, 2011 and July 31, 2010, our effective tax rate was 2.2% and 1.1%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense and amortization of acquired intangibles.

During the three months ended July 30, 2011, the provision for income taxes consisted of the current income tax liability of $4.9 million, a reduction of unrecognized tax benefits of $2.6 million due to the expiration of the statute of limitations in a non-U.S. jurisdiction and an increase in unrecognized tax benefits of $1.8 million and the settlement of a non-U.S. audit for $0.2 million. During the three months ended July 31, 2010 the provision for income taxes was impacted by the current income tax liability of $3.0 million, a reduction of unrecognized tax benefits of $2.3 million due to the expiration of the statute of limitations in a non-U.S. jurisdiction, an increase in unrecognized tax benefits of $2.3 million, a decrease of $1.5 million due a deferred tax asset for employee stock options on a non-U.S. subsidiary, and a $1.0 million withholding tax on the disposition of an investment.

During the six months ended July 30, 2011, the provision for income taxes consisted of the current income tax liability of $8.2 million, a reduction of unrecognized tax benefits of $6.9 million due to the expiration of the statute of limitations in multiple jurisdictions and an increase in unrecognized tax benefits of $3.8 million, and a settlement of a non-U.S. audit for $0.2 million. During the six months ended July 31, 2010 the provision for income taxes was impacted by the current income tax liability of $6.2 million, a reduction of unrecognized tax benefits of $8.8 million due to the expiration of the statute of limitations in multiple jurisdictions, an increase in unrecognized tax benefits of $4.4 million dollars, a decrease of $1.5 million due a deferred tax asset for employee stock options on a non-U.S. subsidiary, and a $1.0 million withholding tax on the disposition of an investment.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlement with tax authorities and the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as we will have negotiations with various tax authorities throughout the year.

Liquidity and Capital Resources

Our principal source of liquidity as of July 30, 2011 consisted of approximately $2.4 billion of cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short term investments, together with cash generated from operations, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $440.6 million for the six months ended July 30, 2011. The cash inflows from operations for the six months ended July 30, 2011 were primarily due to $476.2 million of net income adjusted for non-cash items, offset by changes in assets and liabilities of $35.6 million.

Significant working capital changes driving cash outflows for the six months ended July 30, 2011 included an increase in inventory of $76.6 million as we prepared for future shipment increases, a decrease in accrued employee compensation of $29.3 million due primarily to timing differences in the payment of incentive compensation and payroll taxes, and a decrease in deferred income of $8.3 million as the inventory levels at our distributors were lower at the end of the second quarter of fiscal 2012. Working capital changes contributing to positive cash flows included a decrease in accounts receivable of $53.6 million due to the more linear shipment patterns during the three months ended July 30, 2011 compared to the three months ended January 29, 2011.

Net cash provided by operating activities was $574.8 million for the six months ended July 31, 2010. The cash inflows from operations in the six months ended July 31, 2010 were primarily due to $575.0 million of net income adjusted for non-cash items. Increases in working capital during the six months ended July 31, 2010 included an increase in accounts payable of $102.1 million, due primarily to the timing of inventory receipts. Deferred income increased by $26.6 million, due primarily to increases in deferrals related to our module business and our distributors increasing inventory levels in anticipation of increased sales to their end customers. These increases were partially offset by an increase in accounts receivable of $134.0 million, due to higher levels of revenue and seasonal patterns.

Net Cash Used in Investing Activities

Net cash used in investing activities was $526.7 million for the six months ended July 30, 2011 compared to $429.9 million for the six months ended July 31, 2010. The net cash used in investing activities in the six months ended July 30, 2011 was primarily due to net purchases of investments of $458.8 million. In addition, we paid $42.2 million for the purchase of property and equipment, $16.8 million for an acquisition and $6.6 million for technology licenses.

The net cash used for the six months ended July 31, 2010 was primarily due to the net purchase of investments of $363.1 million, payment of $20.7 million for an acquisition, purchases of property and equipment of $39.3 million and purchases of technology licenses for $6.8 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $898.0 million for the six months ended July 30, 2011 compared to net cash provided by financing activity of $79.8 million for the six months ended July 31, 2010. For the six months ended July 30, 2011, net cash used in financing activities was primarily attributable to repurchases under our stock repurchase program of 59.4 million shares. The cash outflow was partially offset by $41.8 million of proceeds from the issuance of common shares under our stock option and employee stock purchase plans. For the six months ended July 31, 2010, net cash provided by financing activities was primarily attributable to proceeds from the issuance of common shares under our stock option and employee stock purchase plans.

Off-Balance Sheet Arrangements

As of July 30, 2011, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements and Accounting Changes

Refer to “Note 2 – Recent Accounting Pronouncements and Accounting Changes” in Part 1, Item 1 of this Form 10-Q.

Contractual Obligations

We presented our contractual obligations at January 29, 2011 in our Annual Report on Form 10-K for the fiscal year then ended. There has been no material changes outside the ordinary course of business in those obligations during three months ended July 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of July 30, 2011. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate debt securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of July 30, 2011, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $15.2 million incremental decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of July 30, 2011, our investment portfolio included $27.7 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of July 30, 2011, the fair value of auction rate securities was $1.6 million less than par value and recorded in long-term investments.

Based on our balance of approximately $2.4 billion in cash, cash equivalents and short-term investments and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value in order to operate our business. We do not have the intent to sell these auction rate securities until recovery and it is more likely than not that we will not be required to sell the auction rate securities prior to recovery. Thus we consider the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account these investments under the cost method when we do not have the ability to exercise significant influence or the control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have the control. Carrying value of these equity investments was $5.9 million at July 30, 2011, and were included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Commodity Price Risk — We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. Specifically, the cost of gold has increased significantly and has impacted our cost of goods sold as a percentage of net revenue in the three and six months ended July 30, 2011 by approximately 1% of net revenue as compared to the three and six months ended July 31, 2010. We are currently restructuring certain manufacturing processes to use copper instead of gold in our products. While we continue to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations. We do not enter into formal hedging arrangements to mitigate against commodity risk.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•

changes in general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, and current general economic volatility;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to scale our operations in response to changes in demand for our existing products or demand for new products requested by our customers;

•	gain or loss of a key customer or design win;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to exercise stringent quality control measures to obtain high yields;

•	our ability to anticipate and adapt to changes in technology and evolving industry standards and our customers’ changing demands;

•	our ability to successfully transition to smaller geometry process technologies or achieve higher levels of design integration;

•	effective and timely update of equipment and facilities as required for leading edge production capabilities;

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel;

•	failure to protect our intellectual property;

•	impact of a significant natural disaster, including earthquakes, floods and tsunamis; and

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors. On average, technology companies have been subject to a greater number of securities class action claims than companies in many other industries as a result of stock price volatility. If our stock price is volatile, we may become involved in this type of litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business

Our business, financial condition and results of operations may be adversely impacted by global economic conditions, which may cause a decline in the market price of our common shares.

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

The global credit and financial markets have experienced and in some cases continue to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, increased concerns about inflation and deflation and the downgrade of U.S. debt and exposure risks on other sovereign debts, decreased consumer confidence, lower economic growth, volatile energy costs, increased unemployment rates, and uncertainty about economic stability. We cannot predict the timing, strength or duration of any economic slowdown or subsequent global economic recovery in the hard disk drive or in the semiconductor industry. If the economy or markets in which we operate deteriorate from current levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could adversely impact our results of operations.

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

Furthermore, future changes in the nature of information storage products could reduce demand for traditional hard disk drives. For example, products using alternative technologies, such as solid-state flash drives and other storage technologies could become a source of competition to manufacturers of hard disk drives. We offer solid state drive controllers, leveraging our technology in hard drives, and believe we will maintain significant market share in this market segment.

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

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We must also achieve market acceptance for these products and enhancements. If we do not successfully develop and achieve market acceptance for new and enhanced products, our ability to maintain or increase revenues will suffer. The development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. In addition, the success of our business also depends on market acceptance of new consumer products and technologies, which contain our products. Even if new and enhanced products are introduced to the market, we may not be able to achieve market acceptance of them in a timely manner.

In addition, our longstanding relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers certain price concessions, which could cause our average selling prices and gross margins to decline.

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

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Currently, our alternative manufacturing sources are located in China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters or by political changes. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. Taiwan has experienced significant earthquakes in the past and may be subject to additional earthquakes that could disrupt manufacturing operations. In addition, the resurgence of severe acute respiratory syndrome, the outbreak of avian flu and any similar future outbreaks in Asia, where these foundries are located, could affect the production capabilities of our manufacturers by resulting in quarantines or closures. In the event of a significant natural disaster or a quarantine or closure that affects our manufacturers in the Pacific Rim, our revenues, cost of goods sold and results of operations would be negatively impacted. In addition, if we were unable to quickly identify alternate manufacturing facilities, we could experience significant delays in product shipments.

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

We are also subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the resultant increase in manufacturing costs. As a result, our gross margins may be adversely affected by significant increases in the price of gold. We are currently restructuring certain manufacturing processes to use copper instead of gold in our products. In transitioning from gold to copper, because the capacity of either wafer producers or assemblers can been limited from time to time, we may be unable to satisfy the demand of our customers, or may have to accept price increases or other compensation arrangements that increase our operating expenses and erode our gross margins. Our results may also be materially affected adversely if we fail to execute successfully or if we experience resistance from our customer base in the transition from gold to copper.

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

We receive a significant amount of our revenues from a limited number of customers. For the six months ended July 30, 2011, one customer accounted for a total of approximately 21% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Our products are incorporated into complex devices and systems, which may create supply chain cross-dependencies. Accordingly, supply chain disruptions affecting components of our customers’ devices and/or systems that we sell into could negatively impact the demand for our products, even if the supply of our products is not directly affected.

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

Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in average selling prices of products over time and shifts in our product mix.

The products we develop and sell are primarily used for high volume applications. As a result, the prices of those products have historically decreased rapidly. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. We may not be able to maintain or improve our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other cost reductions through efficiencies and other means.

Moreover, because of the wide price differences across the markets we serve, the mix and types of performance capabilities of our products sold may affect the average selling prices of our products and have a substantial impact on our revenue and gross margin. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result can harm our financial results.

Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or by our competitors and other factors. We expect that we will have to do so again in the future.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 85% of our net revenue in the six months ended July 30, 2011, 81% of our net revenue in fiscal 2011 and 89% of our net revenue in fiscal 2010.

As of July 30, 2011, we had substantial operations outside of the U.S. These operations are directly influenced by the political and economic conditions, as well as possible military hostilities that could affect our operations in Israel. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to risks associated with international operations, including:

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

In addition, the recent earthquake and tsunami in the Pacific Rim had a significant impact in Japan and disrupted the global supply chain. We have seen a slight near term disruption and added uncertainty in the global supply chain for products manufactured in Japan that are included in our products and in the end user products for our customers. We continue to monitor the effect of the events in Japan on end user demand and inventory levels throughout the supply chain.

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

We had approximately $2.0 billion of goodwill and $112.7 million of intangible assets on our balance sheet as of July 30, 2011. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an annual assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our financial results. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Refer to “Note 9 – Commitments and Contingencies” of our notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. The ultimate outcome of these actions could have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.

As a result of the settlement with the SEC, we could not invoke the “safe harbor” for the forward-looking statements provision of the Private Securities Litigation Reform Act of 1995 for three years following the entry of judgment.

On May 8, 2008, we announced that we had reached an agreement with the SEC that concluded the SEC’s formal investigation of us with respect to our historic stock option granting practices. As a result of our SEC settlement, we forfeited for three years following the entry of judgment, or until June 20, 2011, the ability to invoke the “safe harbor” for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. This safe harbor would have provided us with enhanced protection from liability based on forward-looking statements if the forward-looking statements were either accompanied by meaningful cautionary statements or were made without actual knowledge that they were false or misleading. Because we could not benefit from the statutory safe harbor from June 2008 through June 2011, it may be more difficult for us to defend against any future claims based on any forward-looking statements issued during that timeframe.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President and General Manager of Communications and Consumer Business of MSI, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 17% of our outstanding common shares as of July 30, 2011. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system may result in serious harm to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended July 30, 2011.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended July 30, 2011 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1 – May 28, 2011	—	$—	—	$109,013
May 29 – June 25, 2011	7,253	15.03	7,253	—
June 26 – July 30, 2011	1,821	14.68	1,821	473,273

Total	9,074	$14.96	9,074	$473,273

(1)	On July 1, 2011, we announced that our board of directors authorized us to repurchase up to an additional $500 million of our outstanding common shares under our share repurchase program, which increased the total number of shares authorized for repurchase to $1.5 billion. We intend to affect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The program may be extended, modified, suspended or discontinued at any time. We may utilize privately negotiated transactions in order to effect our repurchases.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

10.1#	Marvell Technology Group Ltd. 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 1, 2011.

10.2#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on July 1, 2011.

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

September 6, 2011	By:	/S/ CLYDE R. HOSEIN
Date		Clyde R. Hosein
Chief Financial Officer and Secretary

EXHIBIT INDEX

10.1#	Marvell Technology Group Ltd. 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 1, 2011.

10.2#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on July 1, 2011.

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.