Form 10-Q
period 2011-10-29
MARVELL TECHNOLOGY GROUP LTD
filed 2011-12-02
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

or

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

The number of common shares of the registrant outstanding as of November 25, 2011 was 583.5 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 29, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$850,944	$1,847,074
Short-term investments	1,573,754	1,082,956
Accounts receivable, net	451,108	459,406
Inventories	309,968	245,448
Prepaid expenses and other current assets	52,124	66,945
Deferred income taxes	9,617	10,818

Total current assets	3,247,515	3,712,647
Property and equipment, net	373,628	358,440
Long-term investments	23,218	26,226
Goodwill	2,009,662	2,004,833
Acquired intangible assets, net	102,432	124,631
Other non-current assets	110,920	111,380

Total assets	$5,867,375	$6,338,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,404	$332,007
Accrued liabilities	82,671	85,994
Accrued employee compensation	154,448	146,524
Deferred income	69,244	76,161

Total current liabilities	661,767	640,686
Non-current income taxes payable	132,096	136,262
Other long-term liabilities	34,213	39,340

Total liabilities	828,076	816,288
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock	1,179	1,317
Additional paid-in capital	3,790,169	4,805,588
Accumulated other comprehensive income (loss)	(295)	1,092
Retained earnings	1,248,246	713,872

Total shareholders’ equity	5,039,299	5,521,869

Total liabilities and shareholders’ equity	$5,867,375	$6,338,157

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net revenue	$950,417	$959,327	$2,650,339	$2,711,380
Operating costs and expenses:
Cost of goods sold	412,100	390,808	1,124,692	1,101,475
Research and development	266,255	218,420	758,396	665,742
Selling and marketing	40,500	39,751	119,042	115,037
General and administrative	29,021	29,576	77,436	78,124
Amortization of acquired intangible assets	11,155	21,770	36,634	65,533

Total operating costs and expenses	759,031	700,325	2,116,200	2,025,911

Operating income	191,386	259,002	534,139	685,469
Interest and other income (expense), net	7,729	(1,665)	9,575	(1,205)

Income before income taxes	199,115	257,337	543,714	684,264
Provision for income taxes	3,994	1,605	9,340	2,988

Net income	$195,121	$255,732	$534,374	$681,276

Net income per share:
Basic	$0.32	$0.39	$0.87	$1.05

Diluted	$0.32	$0.38	$0.85	$1.01

Weighted average shares:
Basic	600,504	649,782	615,987	646,246

Diluted	613,499	674,789	631,257	676,023

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net income	$534,374	$681,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,653	68,991
Stock-based compensation	88,446	87,126
Amortization of acquired intangible assets	36,634	65,533
Facilities impairment	—	1,140
Other (income) expense, net	11,411	9,568
Fair market value adjustment to aquired inventory sold	—	(2,391)
Excess tax benefits from stock-based compensation	(99)	(669)
Deferred income taxes	3,169	(6,486)
Changes in assets and liabilities:
Accounts receivable	8,298	(111,179)
Inventories	(63,967)	15,856
Prepaid expenses and other assets	31,060	(3,718)
Accounts payable	4,193	63,935
Accrued liabilities and other	(18,030)	17,948
Accrued employee compensation	6,924	26,965
Deferred income	(6,917)	28,820

Net cash provided by operating activities	702,149	942,715

Cash flows from investing activities:
Purchases of marketable securities	(1,582,892)	(1,021,950)
Purchases of strategic investments	(3,503)	(1,750)
Sales and maturities of investments	1,083,214	678,738
Cash paid for acquisition, net	(18,760)	(20,679)
Purchases of technology licenses	(9,593)	(12,649)
Purchases of property and equipment	(62,330)	(63,267)

Net cash used in investing activities	(593,864)	(441,557)

Cash flows from financing activities:
Repurchase of common stock	(1,154,396)	(60,594)
Proceeds from employee stock plans	50,393	97,673
Principal payments on capital lease obligations	(511)	(1,440)
Excess tax benefits from stock-based compensation	99	669

Net cash provided by (used in) financing activities	(1,104,415)	36,308

Net increase (decrease) in cash and cash equivalents	(996,130)	537,466
Cash and cash equivalents at beginning of period	1,847,074	1,105,428

Cash and cash equivalents at end of period	$850,944	$1,642,894

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of October 29, 2011, the results of its operations for the three and nine months ended October 29, 2011 and October 30, 2010, and its cash flows for the nine months ended October 29, 2011 and October 30, 2010. The January 29, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 as filed on March 28, 2011 with the Securities and Exchange Commission. The results of operations for the three and nine months ended October 29, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Note 2. Recent Accounting Pronouncements and Accounting Changes

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements and related disclosures. The new guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. The adoption of this guidance during the first quarter of fiscal 2013 will not have any impact on the Company’s financial statements.

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

In September 2011, the FASB issued an amendment to the guidance regarding the testing of goodwill for impairment. The amended guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect to early adopt the amended guidance.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of October 29, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$812,965	$2,607	$(1,676)	$813,896
U.S. government and agency securities	758,804	1,334	(280)	759,858

Total short-term investments	$1,571,769	$3,941	$(1,956)	$1,573,754

Long-term investments:
Available-for-sale:
Auction rate securities	$24,550	$—	$(1,332)	$23,218

Total long-term investments	$24,550	$—	$(1,332)	$23,218

Total investments	$1,596,319	$3,941	$(3,288)	$1,596,972

	As of January 29, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$648,278	$3,208	$(213)	$651,273
U.S. government and agency securities	431,174	561	(52)	431,683

Total short-term investments	$1,079,452	$3,769	$(265)	$1,082,956

Long-term investments:
Available-for-sale:
Auction rate securities	$27,850	$—	$(1,624)	$26,226

Total long-term investments	$27,850	$—	$(1,624)	$26,226

Total investments	$1,107,302	$3,769	$(1,889)	$1,109,182

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of October 29, 2011, the Company’s investment portfolio included $24.6 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, the Company used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of October 29, 2011, the fair value of the auction rate securities was $1.3 million less than the par value and was recorded in long-term investments.

Based on the Company’s assessment of its cash flow projections, a balance of approximately $2.4 billion in cash, cash equivalents and short-term investments and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value in order to operate its business. The Company does not have the intent to sell these auction rate securities until recovery. Thus, the Company considers the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive income (loss), a component of shareholders’ equity.

The contractual maturities of available-for-sale securities at October 29, 2011 and January 29, 2011 are presented in the following table (in thousands):

	October 29, 2011		January 29, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$601,692	$602,491	$560,190	$560,999
Due between one and five years	970,077	971,263	519,262	521,957
Due over five years	24,550	23,218	27,850	26,226

	$1,596,319	$1,596,972	$1,107,302	$1,109,182

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	October 29, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$250,560	$(1,676)	$—	$—	$250,560	$(1,676)
U.S. government and agency securities	286,030	(280)	—	—	286,030	(280)
Auction rate securities	—	—	23,218	(1,332)	23,218	(1,332)

Total securities	$536,590	$(1,956)	$23,218	$(1,332)	$559,808	$(3,288)

	January 29, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$113,081	$(213)	$—	$—	$113,081	$(213)
U.S. government and agency securities	91,962	(52)	—	—	91,962	(52)
Auction rate securities	—	—	26,226	(1,624)	26,226	(1,624)

Total securities	$205,043	$(265)	$26,226	$(1,624)	$231,269	$(1,889)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. Supplemental Financial Information (in thousands)

Inventories

	October 29, 2011	January 29, 2011
Work-in-process	$173,899	$156,108
Finished goods	136,069	89,340

Inventories	$309,968	$245,448

Property and equipment, net

	October 29, 2011	January 29, 2011
Machinery and equipment	$471,973	$435,900
Computer software	80,358	74,966
Furniture and fixtures	24,044	23,498
Leasehold improvements	35,618	34,142
Buildings	144,596	144,596
Building improvements	42,029	41,200
Land	69,246	69,246
Construction in progress	8,476	8,469

	876,340	832,017
Less: Accumulated depreciation and amortization	(502,712)	(473,577)

Property and equipment, net	$373,628	$358,440

Other non-current assets

	October 29, 2011	January 29, 2011
Technology and other licenses	$54,355	$51,642
Deferred tax assets	25,703	27,671
Investments in privately held companies	6,073	3,950
Deferred compensation	4,956	6,169
Prepayments for foundry capacity	4,725	5,289
Severance fund	2,608	4,819
Other	12,500	11,840

Other non-current assets	$110,920	$111,380

Accrued liabilities

	October 29, 2011	January 29, 2011
Accrued rebates	$25,956	$32,405
Accrued royalties	14,109	14,018
Accrued legal expense	12,646	8,551
Technology license obligation	6,410	4,850
Customer advances for NRE services	2,377	3,515
Accrued fees for tax, audit and other professional services	1,757	2,125
Income tax payable	1,719	—
Accrued sales/goods and services tax	1,349	3,679
Other	16,348	16,851

Accrued liabilities	$82,671	$85,994

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other long-term liabilities

	October 29, 2011	January 29, 2011
Technology license obligation	$12,134	$19,218
Long-term accrued employee compensation	9,752	9,258
Facilities consolidation	2,233	3,271
Accrued severance	1,990	3,226
Other	8,104	4,367

Other long-term liabilities	$34,213	$39,340

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

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Numerator:
Net income	$195,121	$255,732	$534,374	$681,276

Denominator:
Weighted average common shares outstanding	600,504	649,782	615,987	646,246
Effect of dilutive securities:
Common share options and other	12,995	25,007	15,270	29,777

Weighted average shares — diluted	613,499	674,789	631,257	676,023

Net income per share:
Basic	$0.32	$0.39	$0.87	$1.05
Diluted	$0.32	$0.38	$0.85	$1.01

Options to purchase 23.8 million common shares at a weighted average exercise price of $18.26 have been excluded from the computation of diluted net income per share for the three months ended October 29, 2011 because including them would have been anti-dilutive. Options to purchase 17.1 million common shares at a weighted average exercise price of $19.84 have been excluded from the computation of diluted net income per share for the three months ended October 30, 2010 because including them would have been anti-dilutive.

Options to purchase 20.4 million common shares at a weighted average exercise price of $18.92 have been excluded from the computation of diluted net income per share for the nine months ended October 29, 2011 because including them would have been anti-dilutive. Options to purchase 12.5 million common shares at a weighted average exercise price of $21.29 have been excluded from the computation of diluted net income per share for the nine months ended October 30, 2010 because including them would have been anti-dilutive.

In addition, as of October 29, 2011, options to purchase 3.1 million shares that contain a market condition for vesting have been excluded from the computation of diluted net income per share for the three and nine months ended October 29, 2011, as the market value of the Company’s shares as of October 29, 2011 was lower than the required market condition. Refer to “Note 12 – Stock-Based Compensation” for additional details.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive income

The changes in the components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net income	$195,121	$255,732	$534,374	$681,276
Other comprehensive income
Net unrealized gain (loss) on marketable securities	(3,515)	1,939	(1,519)	3,795
Net unrealized gain on auction rate securities	248	181	292	234
Net unrealized gain (loss) on cash flow hedges	(2,895)	951	(160)	460
Change in other	115	—	—	(2)

Total comprehensive income	$189,074	$258,803	$532,987	$685,763

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	October 29, 2011	January 29, 2011
Unrealized gain on marketable securities	$1,985	$3,504
Unrealized loss on auction rate securities	(1,332)	(1,624)
Unrealized loss on cash flow hedges	(953)	(793)
Other	5	5

Accumulated other comprehensive income (loss)	$(295)	$1,092

Note 5. Derivative Financial Instruments

The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short term impact of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the impact of rate fluctuations on certain local currency denominated operating expenses. All derivatives are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows provided by operating activities. The Company uses quoted prices to value its derivative instruments.

As of October 29, 2011 and January 29, 2011, the notional amounts of outstanding forward contracts were as follows (in thousands):

	October 29, 2011		January 29, 2011
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Israeli shekel	$67,361	$—	$56,360	$—
Euro	—	—	—	3,698

	$67,361	$—	$56,360	$3,698

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

Other Foreign Currency Forward Contracts. The Company enters into foreign currency forward exchange contracts to hedge certain assets and liabilities denominated in various foreign currencies that it does not designate as hedges for accounting purposes. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in interest and other income (loss), net.

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

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in corporate debt securities are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.4% of total assets as of October 29, 2011.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of October 29, 2011 and January 29, 2011. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at October 29, 2011
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$19,242	$—	$—	$19,242
U.S. government and agency securities	13,000	—	—	13,000
Corporate debt securities		11,499	—	11,499
Time deposit	132,441	—	—	132,441
Short-term investments:
U.S. government and agency securities	759,858	—	—	759,858
Corporate debt securities	—	813,896	—	813,896
Long-term investments:
Auction rate securities	—	—	23,218	23,218
Other non-current assets:
Severance pay fund	868	1,740	—	2,608

Total assets	$925,409	$827,135	$23,218	$1,775,762

Liabilities
Accrued liabilities:
Forward contracts	$—	$797	$—	$797

Total liabilities	$—	$797	$—	$797

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 29, 2011
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$1,230,616	$—	$—	$1,230,616
U.S. government and agency securities	106,487	—	—	106,487
Corporate debt securities	—	9,797	—	9,797
Time deposit	159,938	—	—	159,938
Short-term investments:
U.S. government and agency securities	431,683	—	—	431,683
Corporate debt securities	—	651,273	—	651,273
Long-term investments:
Auction rate securities	—	—	26,226	26,226
Prepaid expense and other current assets:
Forward contracts	—	166	—	166
Other non-current assets:
Severance pay fund	2,425	2,394	—	4,819

Total assets	$1,931,149	$663,630	$26,226	$2,621,005

Liabilities
Accrued liabilities:
Forward contracts	$—	$804	$—	$804

Total liabilities	$—	$804	$—	$804

The following tables summarize the change in fair value for Level 3 items during the nine months ended October 29, 2011 and October 30, 2010 (in thousands):

Level 3
Changes in fair value during the nine months ended October 29, 2011 (pre-tax):
Beginning balance at January 30, 2011	$26,226
Purchases	—
Sales, redemption and settlement	(3,300)
Unrealized gain included in accumulated other comprehensive income (loss)	292

Ending balance at October 29, 2011	$23,218

Level 3
Changes in fair value during the nine months ended October 30, 2010 (pre-tax):
Beginning balance at January 31, 2010	$39,281
Purchases	—
Sales, redemption and settlement	(8,516)
Realized loss on sale	(134)
Unrealized gain included in accumulated other comprehensive income (loss)	234

Ending balance at October 30, 2010	$30,865

Assets measured and recorded at fair value on a non-recurring basis as of October 29, 2011 and January 29, 2011 were not significant.

Note 7. Business Combination

In April 2011, the Company acquired the PHY business of a company, which specializes in the design of networking devices. Under the purchase method of accounting, the total purchase price was determined to be $16.3 million and was allocated to tangible asset for $1.1 million, intangible assets for $13.6 million and goodwill for $1.6 million.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. Goodwill and Acquired Intangible Assets, Net (in thousands):

Goodwill

The following table summarizes the activity related to the carrying value of goodwill:

Balance at January 29, 2011	$2,004,833
Additions due to business combinations	4,829

Balance at October 29, 2011	$2,009,662

Acquired Intangible Assets, Net

		October 29, 2011			January 29, 2011
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	1 - 7 years	$739,605	$(708,691)	$30,914	$726,040	$(698,877)	$27,163
Core technology	1 - 8 years	212,650	(172,222)	40,428	212,650	(155,359)	57,291
Trade name	1 - 5 years	350	(328)	22	350	(299)	51
Customer contracts	4 - 7 years	187,200	(166,673)	20,527	187,200	(156,774)	30,426
In-process research and development	*	10,541	—	10,541	9,700	—	9,700

Total intangible assets, net		$1,150,346	$(1,047,914)	$102,432	$1,135,940	$(1,011,309)	$124,631

*	Upon completion of the project, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to impair the related IPR&D asset.

Based on the identified intangible assets recorded at October 29, 2011, the future amortization expense excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
Remainder of fiscal 2012	$11,140
2013	41,436
2014	26,753
2015	5,351
2016	2,587
Thereafter	4,624

$91,891

Note 9. Restructuring

During the nine months ended October 30, 2010, as a result of the anticipated sale of one of its facilities, the Company classified the carrying value of the building as held for sale within prepaid expenses and other current assets. This resulted in a charge of $1.1 million to write-down the carrying value to fair value in research and development. During the nine months ended October 29, 2011, the Company completed the sale of the building held for sale to an independent third party for $6.8 million, equal to the revised carrying value of the building.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, the Company continued to make payments and incur on-going operating expenses from its previously vacated facilities during the three and nine months ended October 29, 2011.

During the nine months ended October 30, 2010, the Company subleased two of its previously vacated facilities and thus recorded an adjustment to the restructuring liabilities.

The following table sets forth an analysis of the components of the restructuring charges and the payments made (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Restructuring liabilities, beginning of period	$3,209	$4,842	$3,306	$5,397
Facilities and related charges	105	395	1,291	2,741
Equipment and other related charges	—	94	—	94
Non-cash adjustment	(96)	185	(491)	(1,272)
Net cash payments	(301)	(1,650)	(1,189)	(2,993)
Adjustments to previous assumptions	—	(230)	—	(331)

Restructuring liabilities, end of period	$2,917	$3,636	$2,917	$3,636

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Research and development	$1	$187	$308	$1,686
Selling and marketing	—	—	—	—
General and administrative	104	72	983	818

	$105	$259	$1,291	$2,504

The remaining facility lease charges included in the restructuring liabilities will be paid out through fiscal 2018.

Note 10. Commitments and Contingencies

Purchase commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of October 29, 2011, these foundries had incurred approximately $293.5 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

The parties have reached a global settlement of the coordinated litigation. Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants will receive complete dismissals from the case. In 2009, the district court issued an order of final approval of the settlement. Certain objectors filed appeals, a number of which were dismissed by agreement or by the appellate court. The current matter on appeal is the district court’s August 2011 ruling that the remaining appellate was not a class member with standing to object to the settlement. If for any reason the settlement does not become effective, the Company believes it has meritorious defenses to the claims against it and intends to defend the action vigorously.

Section 16(b) Litigation. On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short swing profits. The Company is named as a nominal defendant only, and no recovery is sought from the Company. In March 2009, the district court granted a motion to dismiss filed by the underwriter defendants, which caused the case against the Company to be dismissed. The plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit, and in December 2010, the Ninth Circuit reversed the dismissal and remanded to the district court. On January 25, 2011, the Ninth Circuit entered an order staying the mandate pending the filing of petitions for writ of certiorari in the United States Supreme Court by the underwriter defendants. No discovery has taken place. Both sides have filed petitions for writ of certiorari to the United States Supreme Court. The Supreme Court denied plaintiff’s writ, but granted the underwriters’ writ, which argued that the case should have been dismissed on statute of limitations grounds. A decision is expected during the on-going term of the court, which ends in June 2012. If the Supreme Court reverses the Ninth Circuit, the case will be concluded. If the Supreme Court affirms the Ninth Circuit, the case will be remanded to the District Court for further proceedings.

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

The case proceeded to trial on September 20, 2010. On November 24, 2010, a Santa Clara County jury returned a verdict in favor of MSI on all claims. On January 7, 2011, the court entered judgment in MSI’s favor. Pursuant to California Civil Procedure provisions, Jasmine filed motions for a new trial and for a judgment notwithstanding the verdict. These motions were heard by the court on February 25, 2011 and denied in written orders. Jasmine has appealed and MSI is contesting the appeal vigorously.

Wage and Hour Class Action. On October 18, 2006, Dan Holton (“Holton”), a former employee of MSI, filed a civil complaint in Santa Clara County Superior Court. Holton alleges that MSI misclassified him as an exempt employee. Holton claims that due to its misclassification MSI owes him unpaid wages for overtime, penalties for missed meal periods, and various other penalties under the California Labor Code, as well as interest. Holton also pursues a cause of action for unfair business practices under the California Business & Profession Code. Holton brought his complaint as a class action. On July 8, 2009, the court granted certification of the following class: “All Individual Contributor Engineers who held the title of PCB Designer, Associate Engineer, Engineer, Staff Engineer and Senior Engineers, who at any time during the class period while holding these positions did not have a degree above a baccalaureate degree nor a degree above a baccalaureate degree in a field of science related to the work performed, and worked for MSI in California, at any time from October 19, 2002 through the present.” MSI disputes all of plaintiff’s class claims. On June 23, 2011, MSI filed a motion for decertification of the class, which was heard by the court on August 25, 2011. On September 6, 2011 the court granted decertification of the plaintiffs’ meal period claims and denied the remainder of MSI’s motion for decertification of the class. On September 19, 2011 the parties attended a mediation and subsequently agreed in principal to settle this matter. On November 23, 2011, the parties executed a settlement agreement and plaintiffs filed their motion for preliminary approval of the settlement. The anticipated settlement amount has been recorded in the Company’s financial statements for the three months ended October 29, 2011 and is not significant to the results of operations for the three and nine months ended October 29, 2011.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Carnegie Mellon Litigation. On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company as defendants and alleging patent infringement. CMU has asserted two patents (U.S. Patent Nos. 6,201,839 and 6,438,180) purportedly relating to read-channel integrated circuit devices and the hard disk drive products incorporating such devices. The complaint seeks unspecified damages and an injunction. On June 1, 2009, MSI and the Company filed their answers and MSI filed counterclaims to the complaint seeking declaratory judgments of non-infringement and invalidity as to both of the asserted patents. The claim construction hearing was held on April 12 and 13, 2010, and a ruling was issued on October 1, 2010. On April 29, 2010, MSI and the Company filed their amended answers and counterclaims. The Company and MSI filed a motion for partial summary judgment of invalidity on December 22, 2010, which was denied on September 28, 2011. MSI and the Company filed a second motion for partial summary judgment of invalidity on November 2, 2011. The court has scheduled oral argument on that motion for December 6, 2011. Trial is set for November 26, 2012. MSI and the Company believe that they do not infringe any valid and enforceable claims of the asserted CMU patents and intend to contest this action vigorously.

Xpoint Patent Litigation. On August 21, 2009, Xpoint Technologies, Inc. filed a complaint in the United States District of Delaware, which names the Company, MSI and 36 other companies as defendants. The complaint alleged infringement of U.S. Patent No. 5,913,028, which purportedly relates to data traffic delivery. The complaint seeks unspecified damages and an injunction. A first amended complaint was filed on September 18, 2009 and a second amended complaint was filed on August 20, 2010. On October 28, 2009, the Company was dismissed from the lawsuit. On April 20, 2011, MSI was dismissed from the lawsuit.

USEI Litigation. On October 9, 2009, U.S. Ethernet Innovations, LLC (“USEI”) filed a complaint in the Eastern District of Texas, in which USEI has accused a number of system manufacturers, including the Company’s customers, of patent infringement (the “USEI litigation”). Specifically, USEI has asserted that these customers infringe U.S. Patent Nos. 5,307,459, 5,434,872, 5,732,094 and 5,299,313 (collectively, the “USEI patents in suit”), which purportedly relate to Ethernet technologies. The complaint seeks unspecified damages and an injunction.

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the court issued an order granting the Defendants’ motion to transfer the action to the Northern District of California; the case was formally transferred on August 23, 2010. On October 21, 2011, the court conducted a claim construction hearing. The court has not yet set dates for trial. MSI believes that it does not infringe any valid and enforceable claim of the USEI patents in suit, and intends to litigate this action vigorously.

Lake Cherokee Patent Litigation. On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. filed a complaint in the United States District Court in the Eastern District of Texas. The complaint names MSI and seven other defendants, and alleges infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents in suit”). The Lake Cherokee patents in suit purportedly relate to read-channel integrated circuit devices, and allegedly, to certain unspecified hard disk drive products incorporating such devices. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims to the complaint on September 13, 2010. Defendants filed a motion to transfer on April 1, 2011. Lake Cherokee filed an amended complaint on April 21, 2011. MSI filed its answer and counterclaims to the amended complaint on May 9, 2011. A Markman hearing is scheduled for May 23, 2012, and trial is set for August 5, 2013. MSI intends to vigorously defend this action.

APT Patent Litigation. On January 18, 2011, Advanced Processor Technologies, LLC, a subsidiary of Acacia Research Corp., filed a complaint in the United States District Court in the Eastern District of Texas. The complaint names MSI and eight other defendants and alleges infringement of U.S. Patent Nos. 6,047,359 (“’359 patent”) and 5,796,978 (“’978 patent”). The asserted patents purportedly relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. A first amended complaint was filed on January 26, 2011. The first amended complaint continues to assert the ‘359 patent against MSI, but appears to no longer assert the ‘978 patent against MSI. MSI filed its answer and counterclaims on April 15, 2011. MSI intends to vigorously defend this action. A claim construction hearing is scheduled for December 4, 2013, and jury selection is set for July 7, 2014.

LAMD Patent Litigations. On October 11, 2010, Marvell International Ltd. (“MIL”) filed a complaint against Link-A-Media Devices Corporation (“LAMD”) in the United States District Court for the District of Delaware. The complaint asserts that LAMD infringes its U.S. Patent Nos. 7,328,395, 7,751,138, 7,099,411 and 7,228,485. On June 30, 2011, MIL filed a motion to amend its complaint to add U.S. Patent Nos. 6,903,448 and 7,528,013. The complaint seeks unspecified damages and a permanent injunction. A claim construction hearing is scheduled for October 2012, and trial is set for January 2013.

On February 10, 2011, LAMD filed a complaint against MSI in the United States District Court for the Northern District of California. The complaint asserts that MSI infringes LAMD’s U.S. Patent No. 7,590,927. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims on May 3, 2011. MSI believes that it does not infringe any valid and enforceable claim of the LAMD patent in suit. A claim construction hearing is scheduled for June 2012, and trial is set for February 2013.

On November 21, 2011, MIL and MSI obtained a favorable settlement with LAMD relating to the Delaware and California cases, and expect that the cases will be dismissed soon.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOSAID Litigation. On March 16, 2011, MOSAID Technologies Inc. filed suit in the United States District for the Eastern District of Texas against MSI and 16 other companies. The complaint alleges that defendants’ products, which operate in compliance with the IEEE 802.11a, 802.11b, 802.11g, and 802.11n standards, infringe the six asserted patents (U.S. Patent Nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. A claim construction hearing is scheduled for February 18, 2014, and jury selection is set for August 4, 2014. MSI intends to vigorously defend this action.

Azure Networks Litigation. On March 22, 2011, Azure Networks LLC and Tri-County Excelsior Foundation filed suit in the Eastern District of Texas against MSI and eight other companies. The suit alleges that MSI’s Bluetooth products infringe its U.S. Patent No. 7,756,129. MSI filed its answer and counterclaims on July 20, 2011. A claim construction hearing is scheduled for November 29, 2012, and trial is set for November 12, 2013. MSI intends to vigorously defend this action.

Power Management Systems Litigation. On August 22, 2011, Power Management Systems LLC, a subsidiary of Acacia Research Corp., filed a complaint against MSI and three other defendants, in the federal district court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which purportedly relates to a power management apparatus, against various products. The complaint seeks unspecified damages. MSI intends to vigorously defend this action.

HSM/TPL Litigation. On September 1, 2011, HSM Portfolio, LLC and Technology Properties Limited, LLC filed a complaint against the Company and its subsidiary, Marvell Semiconductor, Ltd. (“MSL”), in the federal district court for the District of Delaware. The complaint also named numerous other defendants. The complaint asserts U.S. Patent No. 5,030,853, purportedly relating to high speed logic and memory circuitry, against various products. The complaint seeks unspecified damages. The Company and MSL intend to vigorously defend this action.

General. The Company is also party to various other legal proceedings and claims arising in the normal course of business. The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of the Company’s management. Although the legal responsibility and financial impact with respect to each of these proceedings and claims cannot currently be ascertained, an unfavorable outcome in any of such actions could have a material adverse effect on the Company’s cash flows. As to each of the ongoing legal matters mentioned above, the Company is currently unable to estimate a possible loss or range of loss, if any. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages or one-time license fees or royalty payments and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. The Company believes that it competes lawfully and that its marketing, business and intellectual property benefit is customers and shareholders, and it will continue to conduct a vigorous defense in these proceedings. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

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

Note 11. Shareholders’ Equity

Stock plans

During the three months ended April 30, 2011, the Company issued 3.1 million stock options with a market price condition for a group of senior employees. The Company believes that such awards better align the interests of those employees with the interests of its shareholders. If the market price condition is not met within five years from the date of grant, the options automatically expire.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity under the Company’s stock option plans for the nine months ended October 29, 2011 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at January 29, 2011	56,325	$11.96	—	$—	56,325	$11.96
Granted	3,234	$15.42	3,149	$15.43	6,383	$15.42
Canceled/Forfeited	(1,325)	$14.68	(25)	$15.43	(1,350)	$14.69
Exercised	(3,166)	$7.85	—	$—	(3,166)	$7.85

Balance at October 29, 2011	55,068	$12.33	3,124	$15.43	58,192	$12.50

Vested or expected to vest at October 29, 2011	54,077	$12.31	2,646	$15.43	56,723	$12.46

Exercisable at October 29, 2011	42,054	$12.55	—	$—	42,054	$12.55

The aggregate intrinsic value and weighted average remaining contractual term of time-based stock options vested and expected to vest at October 29, 2011 was $190.5 million and 4.7 years, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at October 29, 2011 was $0 and 9.5 years, respectively.

The aggregate intrinsic value is calculated based on the Company’s closing stock price as reported on the NASDAQ Global Select Market for all in-the-money options as of October 28, 2011.

As of October 29, 2011, compensation costs related to stock options and restricted stock units not yet recognized amounted to $176.2 million.

The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.9 years and 2.2 years, respectively. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.6 years. Historically, the Company issued new shares to satisfy stock option exercises.

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for prices):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 29, 2011	5,486	$18.75
Granted	6,477	$15.91
Released	(1,320)	$19.62
Canceled/Forfeited	(566)	$16.88

Balance at October 29, 2011	10,077	$16.91

Employee stock purchase plan

The 2000 Employee Stock Purchase Plan, as amended and restated on October 22, 2009 (the “Purchase Plan”), had 20.7 million common shares reserved for issuance thereunder as of October 29, 2011.

During the three and nine months ended October 29, 2011, the Company issued none and 2.4 million shares at a weighted-average price of $12.57, respectively, under the Purchase Plan. During the three and nine months ended October 30, 2010, the Company issued none and 5.4 million shares, respectively, at a weighted-average price of $5.17 under the Purchase Plan. As of October 29, 2011, there was $1.7 million of unrecognized compensation cost related to the Purchase Plan.

On October 31, 2011, the Company amended and restated the Purchase Plan (the “Restated Purchase Plan”). Pursuant to the terms of the Restated Purchase Plan, the offering period for the stock purchase was changed from six months to 24 months. This change will be effective for the offering beginning in December 2011 and is applicable for each successive offering period thereafter. Offering and purchase periods will

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

continue to begin on December 8 and June 8 of each year. Participants enrolled in the new 24-month offering periods will continue in an offering period until the earlier of the end of the offering period or in the event the offering period is reset. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in the new 24-month offering periods will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

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

The Company repurchased 15 million shares for $215.2 million in cash during the three months ended October 29, 2011 and repurchased 74.3 million shares for $1.2 billion in cash during the nine months ended October 29, 2011. The Company repurchased 3.6 million shares for $60.6 million in cash during the three and nine months ended October 30, 2010. The repurchased shares were retired immediately after the repurchases were completed.

As of October 29, 2011, the Company had completed share repurchases totaling $1.24 billion under this stock repurchase program, with $258.1 million remaining available for repurchase under the program. Subsequent to the third fiscal quarter and through November 25, 2011, the Company repurchased an additional 8.5 million shares for $119.5 million at an average price per share of $14.10, bringing its total repurchases under the repurchase program to $1.36 billion.

Note 12. Stock-Based Compensation

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Cost of goods sold	$1,940	$1,818	$5,551	$5,746
Research and development	21,905	19,795	63,626	60,735
Selling and marketing	3,402	3,208	9,263	8,778
General and administrative	3,364	4,720	10,006	11,867

	$30,611	$29,541	$88,446	$87,126

Stock-based compensation of $1.5 million was capitalized in inventory as of October 29, 2011 and January 29, 2011.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based equity award on the date of grant using the Black-Scholes option pricing model and of each market-based equity award using a Monte Carlo simulation model:

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time-based Stock Options

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Estimated fair value	$5.97	$7.40	$6.08	$9.34
Volatility	49%	53%	43%	53%
Expected term (in years)	4.8	4.7	4.8	4.7
Risk-free interest rate	1.0%	1.4%	2.0%	2.2%
Dividend yield	—	—	—	—

Market-based Stock Options

Three and Nine Months Ended
October 29, 2011
Estimated fair value	$5.08
Expected Volatility	42%
Risk-free interest rate	0.85 - 3.59%
Dividend yield	—

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

Employee Stock Purchase Plan

	Three and Nine Months Ended
	October 29, 2011	October 30, 2010
Estimated fair value	$4.09	$5.14
Volatility	46%	53%
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.2%	0.2%
Dividend yield	—	—

The expected volatility for awards granted during the three and nine months ended October 29, 2011 is based on an equally weighted combination of historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The expected volatility for awards granted during the three and nine months ended October 30, 2010 is based solely on historical stock price volatility. The calculation of expected volatility for previous periods was also based solely on historical stock price volatility. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

Note 13. Income Tax

During the three months ended October 29, 2011 and October 30, 2010, the Company’s effective tax rate was an income tax provision of 2.0% and 0.6%, respectively. During the nine months ended October 29, 2011 and October 30, 2010, the Company’s effective tax rate was an income tax provision of 1.7% and 0.4%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense and the amortization of acquired intangibles.

During the three months ended October 29, 2011, the provision for income taxes consisted of the current income tax liability of $6.0 million, and $0.8 million consisting mostly of a tax provision-to-tax return adjustment. These amounts were partially offset by a net reduction of $2.8 million in unrecognized tax benefits. The reduction in unrecognized tax benefits was driven by $4.6 million due to expiration of the statute of limitations in a non-U.S. jurisdiction, offset by new unrecognized tax benefits of $1.8 million due to current year estimates. During the three months ended October 30, 2010, the provision for income taxes was impacted by the current income tax liability of $5.4 million, a reduction of unrecognized tax benefits for $2.0 million due to the expiration of the statute of limitations in a non-U.S. jurisdiction, an increase in unrecognized tax benefits of $1.9 million due to current year estimates, $3.4 million income tax benefit due to release of valuation allowance from the completion of an audit, $1.8 million benefit for a ruling denial related to our supply chain structure and a $1.5 million increase in a U.S. subsidiary due the defeat of a state proposition.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the nine months ended October 29, 2011, the provision for income taxes consisted of the current income tax liability of $14.3 million, a reduction of unrecognized tax benefits of $11.5 million due to the expiration of the statute of limitations in multiple jurisdictions, an increase in unrecognized tax benefits of $5.5 million, $0.8 million consisting mostly of a tax provision-to-tax return adjustment and a settlement of a non-U.S. audit for $0.2 million. During the nine months ended October 30, 2010, the provision for income taxes was impacted by the current income tax liability of $12.5 million, a reduction of unrecognized tax benefits of $10.7 million due to the expiration of the statute of limitations in multiple jurisdictions, an increase in unrecognized tax benefits of $5.4 million dollars, a decrease in deferred tax asset of $1.5 million related to employee stock options for a non-U.S. subsidiary, $1.0 million withholding tax on the disposition of an investment, $3.4 million income tax benefit due to release of valuation allowance from the completion of an audit, $1.8 million benefit for a ruling denial related to our supply chain structure and a $1.5 million increase in a U.S. subsidiary due to the defeat of a state proposition.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. We make a number of forward-looking statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter; our expectations regarding industry trends; our expectations regarding the impact of the flooding in Thailand; our expectations regarding our inventory levels; our expectations regarding the amount of our future sales in Asia; our expectations regarding TD handset growth in China; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the fourth quarter ending January 28, 2012 compared with the third quarter ended October 29, 2011; our expectations regarding the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources, capital expenditures, investment requirements and commitments to meet our capital needs for the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding the growth in business and operations; our plan regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding unrecognized tax benefits; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products and the impact of seasonality on demand; our expectations regarding defects; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical; the impact of the flooding in Thailand; our ability to successfully compete in the markets in which we serve; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of lengthy and expensive product sales cycles; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

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

Results of Operations

During the three months ended October 29, 2011, our net revenue grew six percent sequentially, with growth driven by our mobile and wireless end markets, primarily as a result of the continued adoption of the TD mobile standard in China. During our third fiscal quarter, we also recorded our first revenues related to the products designed into customers’ WCDMA handsets targeted at several of the emerging markets around the world. We believe that these two areas represent significant growth opportunities for us. Although our storage business was impacted in our third fiscal quarter and will continue to be impacted for the next several quarters by the floods that occurred throughout parts of Thailand, we feel we are very well positioned in these markets for the long term.

We have strong market share of the HDD industry, and have executed well in our SSD development, and therefore we believe we are well positioned regardless of the future industry changes. Fiscal 2012 has been challenging, not only for us, but also for the entire semiconductor industry. Even through these difficult times, we have been extremely focused on developing new products which have led to a significant number of new design wins. We are just starting to see the benefits of the investments we have made. With respect to our cellular product offerings, a year ago, we had just one customer with a few products. Today, we have multiple customers ramping handsets with our products. This in itself is a significant transformation for us in a short timeframe. In storage, we have continued to gain market share over the last 12 months and we believe the impact of the floods in Thailand are likely to accelerate the move to advanced HDD technologies, such as 500G per platter, where we are the clear leader. We also expect to double our SSD revenues in our fourth fiscal quarter as compared to the year ago period. In networking, we have won many additional designs with new products and platforms such as PON and 10G. We expect to deliver more new products like these in existing and new markets in the coming year.

As a sign of our continued confidence in the business, during the three months ended October 29, 2011, we repurchased and retired an additional 15 million common shares under our share repurchase program. Under the program, over the past five quarters, we have repurchased and retired over 79 million shares, or approximately 12%, of our outstanding common shares.

As we look forward to the three months ending January 28, 2012, we will clearly have to deal with the significant impacts of the flooding in Thailand. We also expect to continue to face challenges to our gross margins. First, gold prices have increased dramatically over the past two years, and the surcharges paid to our assembly vendors have risen as a result. While we are in the process of transitioning our designs to copper instead of gold, this will take some time. Secondly, wafer price discounts have been less than normal and have not kept pace with the price discounts we provide to our customers. Thirdly, we are now bringing to market more products at more expensive new process nodes resulting in a temporary impact to gross margins. Finally, we are also expecting an increase in sales of some lower-margin products especially in high-volume end markets, which is lowering our overall gross margin.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	43.4	40.7	42.4	40.6
Research and development	28.0	22.8	28.6	24.6
Selling and marketing	4.3	4.1	4.5	4.2
General and administrative	3.0	3.1	2.9	2.9
Amortization of acquired intangible assets	1.2	2.3	1.4	2.4

Total operating costs and expenses	79.9	73.0	79.8	74.7

Operating income	20.1	27.0	20.2	25.3
Interest and other income (expense), net	0.9	(0.2)	0.3	(0.0)

Income before income taxes	21.0	26.8	20.5	25.3
Provision for income taxes	0.5	0.2	0.3	0.1

Net income	20.5%	26.6%	20.2%	25.2%

Three and Nine months Ended October 29, 2011 and October 30, 2010

Net Revenue

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 29, 2011	October 30, 2010		October 29, 2011	October 30, 2010
	(in thousands, except percentage)
Net revenue	$950,417	$959,327	(0.9)%	$2,650,339	$2,711,380	(2.3)%

Net revenue during the three months ended October 29, 2011 declined slightly compared to the three months ended October 30, 2010. Lower revenue in our mobile and wireless end markets was mostly offset by higher revenue in our storage end market. Within our mobile and wireless end markets, the decline was driven by product shift at our leading mobile handset customer to more 2G and 2.5G devices addressing several of the emerging markets around the world, which has impacted the demand for our 3G solutions. This decline was partially offset by the ramp of our mobile SOC products for the TD handset market in China, which were introduced during the first quarter of this fiscal year and have ramped up over the course of the year. Within our storage end markets, our revenue increased as a result of the both a significant new customer that has ramped up over the last year along with existing customers gaining market share versus their competition. These increases were partially offset by the transition of the enterprise drive business at an existing customer to a competitor and the initial impacts of the flooding in Thailand, which has impacted the supply chain for some of our significant customers. Within our networking end markets, our revenue increased moderately as demand increased with our largest customer along with the ramp of our PON products during the current year.

Net revenue during the nine months ended October 29, 2011 declined by 2% compared to the nine months ended October 30, 2010, driven by our mobile and wireless end markets, which were negatively impacted by the product shift at our largest mobile customer partially offset by the ramp up of our products for the TD market in China.

We currently expect overall net revenue for the three months ending January 28, 2012 to decline significantly as compared to the three months ended October 29, 2011 largely driven by the impact of the floods in Thailand on our hard drive business and seasonality in our consumer businesses.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. No distributors accounted for more than 10% of our net revenue for the three and nine months ended October 29, 2011 and October 30, 2010. The following table sets forth revenue attributable to end customers comprising 10% or more of our net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
Customer	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
A	21%	20%	21%	22%
B	*	18%	*	14%

*	Less than 10% of net revenue

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 90% and 78% of our net revenue for the three months ended October 29, 2011 and October 30, 2010, respectively, and represented 87% and 82% of our net revenue for the nine months ended October 29, 2011 and October 30, 2010, respectively. We expect that a significant portion of our net revenue will continue to be represented by sales to our customers in Asia.

Cost of Goods Sold

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 29, 2011	October 30, 2010		October 29, 2011	October 30, 2010
	(in thousands, except percentage)
Cost of goods sold	$412,100	$390,808	5.4%	$1,124,692	$1,101,475	2.1%
% of net revenue	43.4%	40.7%		42.4%	40.6%

The increase in cost of goods sold as a percentage of net revenue for the three and nine months ended October 29, 2011 compared to the three and nine months ended October 30, 2010 was primarily driven by declines in the average selling prices of our products, which outpaced the cost reductions received from our manufacturing partners, the volume and costs of new product tapeouts in advanced technology nodes, as well as higher commodity costs in the assembly of our products. Specifically, the cost of gold has increased significantly over the past year. Our cost of goods sold as a percentage of revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending January 28, 2012 to be higher than for the three months ended October 29, 2011. High commodity prices, especially gold, continues to pose challenges to our gross margin in the near-term. We have undertaken various measures such as moving to copper wiring and using multiple foundries to help mitigate the impact to our gross margin but these measures will take some time.

Research and Development

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 29, 2011	October 30, 2010		October 29, 2011	October 30, 2010
	(in thousands, except percentage)
Research and development	$266,255	$218,420	21.9%	$758,396	$665,742	13.9%
% of net revenue	28.0%	22.8%		28.6%	24.6%

The increase in research and development expense for the three months ended October 29, 2011 compared to the three months ended October 30, 2010 of $47.8 million was primarily due to a $36.7 million increase in personnel-related costs as a result of increased headcount, contractor services and other professional services, and a $2.1 million increase in stock-based compensation expenses. The three months ended October 29, 2011 also included $4.2 million in assessments related to payroll taxes in certain jurisdictions. This is in addition to a $8.0 million increase in various other research and development expenses to support our larger organization. The overall increase was partially offset by a $3.2 million decrease in depreciation expense.

The increase in research and development expense for the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010 of $92.7 million was primarily due to a $82.0 million increase in personnel-related costs as a result of increased headcount, contractor services, and other professional services, and a $4.8 million increase in the cost of intellectual property licenses. This is in addition to a $12.1 million increase in various other research and development expenses to support our larger organization. The overall increase was partially offset by a $6.2 million decrease in depreciation expense.

We currently expect that research and development expense for the three months ending January 28, 2012 will decrease slightly from the level of expense reported for the three months ended October 29, 2011.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	October 29, 2011	October 30, 2010	% Change	October 29, 2011	October 30, 2010	% Change
	(in thousands, except percentage)
Selling and marketing	$40,500	$39,751	1.9%	$119,042	$115,037	3.5%
% of net revenue	4.3%	4.1%		4.5%	4.2%

Selling and marketing expense for the three months ended October 29, 2011 increased slightly compared to the three months ended October 30, 2010. This included a $1.9 million increase in contractor services and other professional services, partially offset by lower general selling and marketing expenses, such as trade show and public relations expenses.

The increase in selling and marketing expense for the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010 of $4.0 million was primarily due to a $7.2 million increase in personnel-related costs, primarily driven by contractor services and other professional services. The increase was partially offset by a $3.1 million decrease in general selling and marketing expense, such as trade show and public relations expenses.

We currently expect that selling and marketing expense for the three months ending January 28, 2012 will be approximately flat from the level of expense reported for the three months ended October 29, 2011.

General and Administrative

	Three Months Ended			Nine Months Ended
	October 29, 2011	October 30, 2010	% Change	October 29, 2011	October 30, 2010	% Change
	(in thousands, except percentage)
General and administrative	$29,021	$29,576	(1.9)%	$77,436	$78,124	(0.9)%
% of net revenue	3.0%	3.1%		2.9%	2.9%

General and administrative expense for the three months ended October 29, 2011 decreased slightly compared to the three months ended October 30, 2010. This included a $4.5 million decrease in legal expenses, primarily due to the conclusion of a legal case in the prior fiscal year, and a $1.4 million decrease in stock-based compensation, primarily due to adjustments recorded on certain grants connected to performance targets that we no longer expect to be achieved. Partially offsetting the decrease were expenses related to legal settlements.

General and administrative expense for the nine months ended October 29, 2011 decreased slightly compared to the nine months ended October 30, 2010. This included a $2.7 million decrease in legal expenses, primarily due to the conclusion of a legal case in the prior fiscal year, and a $1.9 million decrease in stock-based compensation, primarily due to adjustments recorded on certain grants connected to performance targets that we no longer expect to be achieved. Partially offsetting the decrease were expenses related to legal settlements.

We currently expect that general and administrative expense for the three months ending January 28, 2012 will be essentially flat from the level of expense reported for the three months ended October 29, 2011.

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	October 29, 2011	October 30, 2010	% Change	October 29, 2011	October 30, 2010	% Change
	(in thousands, except percentage)
Amortization of acquired intangible assets	$11,155	$21,770	(48.8)%	$36,634	$65,533	(44.1)%
% of net revenue	1.2%	2.3%		1.4%	2.4%

The decrease in amortization of acquired intangible assets for the three and nine months ended October 29, 2011 compared to the three and nine months ended October 30, 2010 was due to intangible assets from certain acquisitions becoming fully amortized.

Interest and Other Income (expense), Net

	Three Months Ended			Nine Months Ended
	October 29, 2011	October 30, 2010	% Change	October 29, 2011	October 30, 2010	% Change
	(in thousands, except percentage)
Interest and other income (expense), net	$7,729	$(1,665)	(564.2)%	$9,575	$(1,205)	(894.6)%
% of net revenue	0.9%	(0.2)%		0.3%	(0.0)%

The increase in interest and other income (expense), net, for the three months ended October 29, 2011 compared to the three months ended October 30, 2010 was primarily due to revaluation of our foreign currency denominated tax reserves. This was partially offset by losses from write-downs of equity investments.

The increase in interest and other income (expense), net, for the nine months ended October 29, 2011 compared to the nine months ended October 30, 2010 was primarily due to higher interest income on our investments due to a higher rate of return, gains from sales of investments, and lower currency translation losses during the nine months ended October 29, 2011.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 29, 2011	October 30, 2010	% Change	October 29, 2011	October 30, 2010	% Change
	(in thousands, except percentage)
Provision for income taxes	$3,994	$1,605	148.8%	$9,340	$2,988	212.6%
% of net revenue	0.5%	0.2%		0.3%	0.1%

During the three months ended October 29, 2011 and October 30, 2010, our effective tax rate was an income tax provision of 2.0% and 0.6%, respectively. During the nine months ended October 29, 2011 and October 30, 2010, our effective tax rate was an income tax provision of 1.7% and 0.4%, respectively. The income tax provision for these periods was affected by non-tax-deductible expenses such as stock-based compensation expense and the amortization of acquired intangibles.

During the three months ended October 29, 2011, the provision for income taxes consisted of the current income tax liability of $6.0 million, and $0.8 million consisting mostly of a tax provision-to-tax return adjustment. These amounts were partially offset by a net reduction of $2.8 million in unrecognized tax benefits. The reduction in unrecognized tax benefits was driven by $4.6 million due to expiration of the statute of limitations in a non-U.S. jurisdiction, offset by new unrecognized tax benefits of $1.8 million due to current year estimates. During the three months ended October 30, 2010, the provision for income taxes was impacted by the current income tax liability of $5.4 million, a reduction of unrecognized tax benefits for $2.0 million due to the expiration of the statute of limitations in a non-U.S. jurisdiction, an increase in unrecognized tax benefits of $1.9 million due to current year estimates, $3.4 million income tax benefit due to release of valuation allowance from the completion of an audit, $1.8 million benefit for a ruling denial related to our supply chain structure and a $1.5 million increase in a U.S. subsidiary due the defeat of a state proposition.

During the nine months ended October 29, 2011, the provision for income taxes consisted of the current income tax liability of $14.3 million, a reduction of unrecognized tax benefits of $11.5 million due to the expiration of the statute of limitations in multiple jurisdictions, an increase in unrecognized tax benefits of $5.5 million, $0.8 million consisting mostly of a tax provision-to-tax return adjustment and a settlement of a non-U.S. audit for $0.2 million. During the nine months ended October 30, 2010, the provision for income taxes was impacted by the current income tax liability of $12.5 million, a reduction of unrecognized tax benefits of $10.7 million due to the expiration of the statute of limitations in multiple jurisdictions, an increase in unrecognized tax benefits of $5.4 million dollars, a decrease in deferred tax asset of $1.5 million related to employee stock options for a non-U.S. subsidiary, $1.0 million withholding tax on the disposition of an investment, $3.4 million income tax benefit due to release of valuation allowance from the completion of an audit, $1.8 million benefit for a ruling denial related to our supply chain structure and a $1.5 million increase in a U.S. subsidiary due to the defeat of a state proposition.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlement with tax authorities and the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as we will have negotiations with various tax authorities throughout the year.

Liquidity and Capital Resources

Our principal source of liquidity as of October 29, 2011 consisted of approximately $2.4 billion of cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short term investments, together with cash generated from operations, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $702.1 million for the nine months ended October 29, 2011. The cash inflows from operations for the nine months ended October 29, 2011 were primarily due to $740.6 million of net income adjusted for non-cash items, offset by changes in assets and liabilities of $38.5 million.

Significant working capital changes driving cash outflows for the nine months ended October 29, 2011 included an increase in inventory of $64.5 million. Working capital changes driving cash inflows included an increase in accounts payable of $23.4 million and a decrease in prepaid expenses and other current assets of $14.8 million.

Net cash provided by operating activities was $942.7 million for the nine months ended October 30, 2010. The cash inflows from operations in the nine months ended October 30, 2010 were primarily due to $904.1 million of net income adjusted for non-cash items. Increases in working capital during the nine months ended October 30, 2010 included an increase in accounts payable of $68.9 million, due primarily to higher levels of purchasing. Deferred income increased by $28.8 million, due primarily to our distributors increasing inventory levels in anticipation of increased sales to their end customers. These increases were partially offset by an increase in accounts receivable of $111.2 million, due to higher levels of revenue and seasonal patterns.

Net Cash Used in Investing Activities

Net cash used in investing activities was $593.9 million for the nine months ended October 29, 2011 compared to $441.6 million for the nine months ended October 30, 2010. The net cash used in investing activities in the nine months ended October 29, 2011 was primarily due to net purchases of investments of $503.2 million. In addition, we paid $62.3 million for the purchase of property and equipment, $18.8 million for acquisitions and $9.6 million for technology licenses.

The net cash used for the nine months ended October 30, 2010 was primarily due to the net purchase of investments of $345.0 million, payment of $20.7 million for an acquisition, purchases of property and equipment of $63.3 million and purchases of technology licenses for $12.6 million.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1.1 billion for the nine months ended October 29, 2011 compared to net cash provided by financing activities of $36.3 million for the nine months ended October 30, 2010. For the nine months ended October 29, 2011, net cash used in financing activities was primarily attributable to repurchases under our stock repurchase program of 74.3 million shares of our outstanding common shares. The cash outflow was partially offset by $50.4 million of proceeds from the issuance of common shares under our stock option and employee stock purchase plans. For the nine months ended October 30, 2010, net cash provided by financing activities was primarily attributable to proceeds from the issuance of common shares under our stock option and employee stock purchase plans, partially offset by repurchases under our stock repurchase program.

Off-Balance Sheet Arrangements

As of October 29, 2011, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, other than the indemnification, commitments and guarantee arrangements discussed in “Note 10 – Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements and Accounting Changes

See “Note 2 – Recent Accounting Pronouncements and Accounting Changes” in Part 1, Item 1 of this Form 10-Q.

Contractual Obligations

We presented our contractual obligations at January 29, 2011 in our Annual Report on Form 10-K for the fiscal year then ended. There has been no material changes outside the ordinary course of business in those obligations during three months ended October 29, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of October 29, 2011. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate debt securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of October 29, 2011, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $15.3 million incremental decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of October 29, 2011, our investment portfolio included $24.6 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of October 29, 2011, the fair value of auction rate securities was $1.3 million less than par value and recorded in long-term investments.

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

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $6.1 million at October 29, 2011, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Commodity Price Risk. We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We are currently restructuring certain manufacturing processes to use copper instead of gold in our products. While we continue to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations. We do not enter into formal hedging arrangements to mitigate against commodity risk.

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

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular hedge a portion of the forecasted Israeli shekel expenses. We enter into certain short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses and purchases denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. De-designated hedges or hedges deemed ineffective are recorded in interest and other income (expense), net. We do not hedge our tax liabilities denominated in local currency on our balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 3%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2011, our disclosure controls and procedures were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under “Note 10 – Commitments and Contingencies” of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

Furthermore, future changes in the nature of information storage products could reduce demand for traditional hard disk drives. For example, products using alternative technologies, such as solid-state flash drives and other storage technologies could become a source of competition to manufacturers of hard disk drives. We offer solid state drive controllers, leveraging our technology in hard drives, and believe we will maintain significant market share.

We operate in the intensely competitive markets, and our failure to compete effectively would harm our results of operations.

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

In addition, the semiconductor providers competing for the mobile and wireless communication markets have experienced consolidation recently. In September 2011, Broadcom Corporation announced that it plans to acquire NetLogic Microsystems. Consolidation among our competitors could lead to a changing competitive landscape, capabilities, and market share, which could harm our results of operations. On the other hand, this could lead to increased opportunities for our products.

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

No Guarantee of Capacity or Supply:

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. In addition, when demand is strong, availability of foundry capacity may be constrained, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. For example, in recent years, we experienced some supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities from low utilization levels to the high utilization levels required due to a rapid increase in demand. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries. Foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. Moreover, if any of our third party foundry suppliers are unable to secure necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

Although we use several independent foundries to manufacture our semiconductor products, most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it may be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in revenues, net income and cash flow.

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

We are also subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the resultant increase in manufacturing costs. As a result, our gross margins may be adversely affected by significant increases in the price of gold. We are currently restructuring certain manufacturing processes to use copper instead of gold in our products. In transitioning from gold to copper, because the capacity of either wafer producers or assemblers can be limited from time to time, we may be unable to satisfy the demand of our customers, or may have to accept price increases or other compensation arrangements that increase our operating expenses and erode our gross margins. Our results may also be materially affected adversely if we fail to execute successfully or if we experience resistance from our customer base in the transition from gold to copper.

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

We receive a significant amount of our revenues from a limited number of customers. For the nine months ended October 29, 2011, one customer accounted for a total of approximately 21% of our net revenue. Sales to our largest customers have fluctuated significantly from period to period primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate dramatically in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

•

substantially all of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	our customers may purchase integrated circuits from our competitors;

•	our customers may discontinue sales or lose market share in the markets for which they purchase our products;

•	our customers may develop their own solutions; or

•	our customers may be subject to severe business disruptions.

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

Our products are incorporated into complex devices and systems, which may create supply chain cross-dependencies. Recently, many areas of Thailand have sustained massive damage from flooding, which has disrupted the global supply chain for hard disk drives. Due to cross dependencies, supply chain disruptions stemming from the flooding in Thailand will negatively impact the demand for our products in the short term. We have a limited ability to predict the timing of the supply chain correction. In addition, the market share of our customers could be adversely impacted on a long-term basis, which could negatively affect our results of operations.

If we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

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

In addition, our long-standing relationships with some of our larger customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing customers, we may offer certain customers certain price concessions, which could cause our average selling prices and gross margins to decline.

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

As a result of our global operations, we face increased risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 87% of our net revenue in the nine months ended October 29, 2011, 81% of our net revenue in fiscal 2011 and 89% of our net revenue in fiscal 2010.

As of October 29, 2011, we had substantial operations outside of the U.S. These operations are directly influenced by the political and economic conditions of the region in which they are located, and with respect to Israel, possible military hostilities that could affect our operations there. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to risks associated with international operations, including:

•	political, social and economic instability, including wars, terrorism, other hostilities and political unrest, boycotts, curtailment of trade and other business restrictions;

•

compliance with domestic and foreign export and import regulations, and difficulties in obtaining and complying with domestic and foreign export, import and other governmental approvals, permits and licenses;

•	compliance with foreign laws, and laws and practices that favor local companies;

•	difficulties in staffing and managing foreign operations;

•	natural disasters;

•	trade restrictions or higher tariffs;

•	transportation delays;

•	difficulties of managing distributors;

•	less effective protection of intellectual property than is afforded to us in the United States or other developed countries;

•	inadequate local infrastructure; and

•	exposure to local banking, currency control and other financial-related risks.

The sudden disruption of the supply chain and/or the manufacture of our customer’s products caused by any of the foregoing risks could impact our results of operations by impairing our ability to timely and efficiently deliver our products. For example, the earthquake and tsunami that affected Japan in March 2011 disrupted the global supply chain for certain components important to our products and the recent flooding in Thailand has affected the supply chain and manufacturing of the products for a number of our customers.

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

We expect to continue to make acquisitions of, and investments in, businesses that offer complementary products and technologies, augment our end market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance or joint venture opportunities in the future, or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

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

We had approximately $2.0 billion of goodwill and $102.4 million of intangible assets on our balance sheet as of October 29, 2011. Under GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an annual assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our financial results. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

Under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (“MISL”), the GTL branch and the cellular branch (formerly Marvell DSPC), are entitled to a beneficial tax program that includes reduced tax rates and exemption of certain income. The first program was approved for MISL in 1995 and the most recent was approved in 2003. Marvell DSPC has five approved programs, with the first approved in 1990 and the most recent a benefited enterprise with 2010 as the election year. The benefit period is generally 10 to 15 years and begins in the first year in which our Israeli divisions earn taxable income from the approved or benefited enterprises, provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020. A new amendment to the Encouragement law came into effect in 2011. MISL and DSPC will not apply the new amendment to the Encouragement law prior to fiscal year 2023.

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

Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Open source software is often made available under licenses, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

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

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please see “Note 10 – Commitments and Contingencies” of our notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. The ultimate outcome of these actions could have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President and General Manager of Communications and Consumer Business of Marvell Semiconductor, Inc., are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 17% of our outstanding common shares as of October 29, 2011. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For instance, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications and e-mail. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, viruses, destructive or inadequate code, power failures, cyber attacks, and other events. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks. While we believe that our information systems are appropriately controlled and that we have processes in place to adequately manage these risks, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

We are subject to the risks of owning real property.

Our buildings in Santa Clara, California, Singapore, Etoy, Switzerland and Shanghai, China subject us to the risks of owning real property, which include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended October 29, 2011.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended October 29, 2011 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 31 – August 27, 2011	—	$—	—	$473,273
August 28 – September 24, 2011	5,787	13.85	5,787	393,144
September 25 – October 29, 2011	9,164	14.73	9,164	258,118

Total	14,951	$14.39	14,951	$258,118

(1)	In July 2011, we announced that our board of directors authorized us to repurchase up to an additional $500 million of our outstanding common shares under our share repurchase program, which increased the total number of shares authorized for repurchase to $1.5 billion. We intend to effect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The program may be extended, modified, suspended or discontinued at any time. We may utilize privately negotiated transactions in order to effect our repurchases. Subsequent to the third fiscal quarter and through November 25, 2011, the Company repurchased additional 8.5 million shares for $119.5 million at an average price per share of $14.10, bringing its total repurchases under the repurchase program to $1.36 billion.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

10.1 #	2000 Employee Stock Purchase Plan (as amended and restated October 31, 2011)

10.2 #	2000 Employee Stock Purchase Plan Form of Subscription Agreement

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

December 1, 2011	By:	/s/ Clyde R. Hosein
Date		Clyde R. Hosein
Chief Financial Officer and Secretary

EXHIBIT INDEX

10.1 #	2000 Employee Stock Purchase Plan (as amended and restated October 31, 2011)

10.2 #	2000 Employee Stock Purchase Plan Form of Subscription Agreement

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.