Form 10-K
period 2012-01-28
MARVELL TECHNOLOGY GROUP LTD
filed 2012-03-27
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $5,617 million based upon the closing price of $14.82 per share on the NASDAQ Global Select Market on July 29, 2011 (the last business day of the registrant’s most recently completed second quarter). Common shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common shares known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

As of March 16, 2012, there were 580.6 million common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2012 annual general meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

TRADEMARKS

Marvell®, Prestera®, Link Street®, Alaska®, Kirkwood®, Yukon® and Armada® are registered trademarks of Marvell International Ltd. and/or its affiliates. DragonFly™, Avanta™ and Avastar™ are trademarks of Marvell International Ltd. and/or its affiliates. Any other trademarks or trade names mentioned are the property of their respective owners.

MARVELL TECHNOLOGY GROUP LTD.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements and include statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include, without limitation, statements relating to such matters as: our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; our expectation regarding industry trends, including statements regarding the hard disk drive (“HDD”) industry, the TD handset market in China and seasonal trends in the gaming industry; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectation regarding the current economic environment; our expectations regarding future growth based on market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, costs of making improvements to facilities, operating expenses and shipments of certain products; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products in the semiconductor industry; our expectations regarding our facilities and the sufficiency of our facilities; the anticipated features and benefits of our technology solutions; our ability to execute our strategy and components of our strategy; our plan to strengthen and expand our relationship with customers using a variety of processes; our ability to anticipate the needs of our customers; our expectations that average selling prices of our products will continue to be subject to significant pricing pressures; our ability to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding competition and our ability to compete successfully in the markets for our products; our ability to reduce our customers’ overall system costs; our plan to attract new customers and retain existing customers by the introduction of new products; our continued efforts relating to the protection of our intellectual property, including claims of patent infringement; our expectations regarding the amount of customer concentration in the future; our expectations regarding the portion of our operations and sales outside of the United States, including the amount of our future sales in Asia; our expectations regarding our investment in research and development; our expected results, cash flows and expenses, including those related to sales and marketing, research and development and general and administrative; our expectations regarding acquisitions and investments; our expectations regarding net revenue, sources of revenue and make-up of revenue; our expectation regarding gross margin and events that may cause gross margin to fluctuate; our expectations regarding litigation and the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding the growth in business and operations; our expectations regarding future impairment review of our goodwill and intangible assets; our ability to attract and retain highly skilled employees; our expectations regarding the effectiveness of our internal control over financial reporting; our plans regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding arrangements with suppliers; our expectations regarding the demand for our products; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding the effect of recent accounting pronouncements and changes in taxation rules; our expectations regarding alternative information storage technologies; our expectations regarding defects in our products; and our expectations regarding our share repurchase program and the tax benefits we receive. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to: the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the HDD industry which is highly cyclical; the impact of significant competition in the mobile and wireless communications markets; our dependence on a smaller number of customers; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal control over financial reporting; our ability to develop new and enhanced products; the impact of our complex products on market acceptance of our new products; our reputation with current or prospective customers; defects in our products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the U.S. federal income tax laws and/or foreign tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the impact of natural disasters on our business; our ability to obtain and renew licenses from third parties; the impact of the crisis in the global financial markets; our ability to raise funds; our plans to implement and improve operational, financial and management systems; the impact of environmental regulations; and the outcome of pending or future litigation and legal proceedings. Additional factors that could cause actual results to differ materially include the risks discussed in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

In this Annual Report on Form 10-K, references to “Marvell,” “we,” “us,” “our” or the “Company” mean Marvell Technology Group Ltd. and its subsidiaries, except where it is made clear that the term means only the parent company.

PART I

Item 1.	Business

Overview

We are one of the world’s largest fabless semiconductor providers of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip (“SoC”) devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded and standalone ARM-based microprocessor integrated circuits. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers (“PHY”), mobile handsets and other consumer electronics, wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. We were incorporated in Bermuda in January 1995.

Our registered and mailing address is Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number there is (441) 296-6395. The address of our United States operating subsidiary is Marvell Semiconductor, Inc., 5488 Marvell Lane, Santa Clara, California 95054, and our telephone number there is (408) 222-2500. We also have operations in many countries, including Canada, China, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, Malaysia, Netherlands, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our fiscal year ends on the Saturday nearest January 31. In this Annual Report on Form 10-K, we refer to the fiscal year ended January 27, 2007 as fiscal 2007, the fiscal year ended February 2, 2008 as fiscal 2008, the fiscal year ended January 29, 2009 as fiscal 2009, the fiscal year ended January 30, 2010 as fiscal 2010, the fiscal year ended January 29, 2011 as fiscal 2011, the fiscal year ended January 28, 2012 as fiscal 2012 and the fiscal year ending February 2, 2013 as fiscal 2013.

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

Industry Background

The semiconductor industry has evolved over the last five decades primarily due to the rapid and systematic advancements in photolithography techniques and new materials used in the manufacture of semiconductor devices, which has enabled the fabrication of transistor devices with a greater number of features and functions at ever-smaller chip sizes and with increasing power efficiency. As transistor line widths shrink over time, transistor density increases proportionally, enabling the manufacture of ever more complex devices in a fixed area of silicon. This phenomenon, known as “Moore’s Law,” states that with the transition to each new successive process node, transistor device size will shrink by 0.7×. This can enable a 2× increase in the number of transistors, an increase in device performance, a reduction in size of the chip, or additional functionality. Furthermore, the transition to ever smaller process geometries results in proportionally lower power consumption of integrated circuits.

The effect of Moore’s Law on the semiconductor industry has been a rapid increase in the processing speed, the device density of integrated circuits and improved power efficiency. This has enabled the integration of multiple complex functions onto a single piece of silicon, which in the past required multiple discrete integrated circuits. Concurrently, with the advances in semiconductor technology, there has been an evolutionary shift toward standards-based communication interconnect protocols, such as Ethernet. This has given rise to a large and diverse number of electronic systems suppliers to address the simultaneous transmission of voice, video, audio and data through both wired and wireless connections.

Technological innovations have increased the capability to transmit and process information, which has led to both business enterprise and consumer electronic devices sharing and communicating ever larger amounts of information for a wide array of applications. Due in part to the ongoing evolution of both semiconductor and communications technology, the bandwidth demanded by users has continued to expand at an exponential rate. Additionally, as the bandwidth demand of both enterprise and consumer users increase, there has been a commensurate increase in the required amount of data storage capacity. We believe the market effects enabled by both the advances in semiconductor and communication technologies will provide a large and growing market for our products, technologies and intellectual property capabilities.

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

Many of these new, sophisticated devices are also handheld battery-powered devices in which minimizing the power consumption is critical to maximizing the life of the battery. Utilizing highly integrated circuits that are optimized for power efficiency is a critical factor for such handheld devices. Additionally, advanced digital power management solutions that regulate the power supply to the integrated circuits in an efficient and cost-effective manner are becoming increasingly important to help reduce overall power consumption and the total size of the solution.

Platform Integration

Over the last several years, we have transitioned from a supplier of standalone semiconductor components to a supplier of fully integrated platform solutions. Our platform solutions contain multiple intellectual property components in integrated hardware along with software that incorporates digital computing technologies, designed and configured to provide an optimized solution compared to individual components. Our solutions have become increasingly integrated, with ever more components resulting in an all-in-one solution for a given customer’s end product. The demand for such highly integrated platform solutions is generally driven by technological changes and the anticipation of the future needs of the device manufacturer. For example, in order to provide a complete solution for a specific handheld consumer electronics device, a device manufacturer may require a solution that integrates a high performance applications processor, along with seamless communications capability with a 3G/4G multi-band modem, Wi-Fi, Bluetooth, radio frequency (“RF”), GPS and NFC. In addition, a device manufacturer may require graphics processing, high-definition audio and power management. These platforms will often cross multiple end markets, integrating components and technologies traditionally associated with one end market with components and technologies from another end market. For example, we may integrate an applications processor, traditionally associated with the mobile and wireless end market, with software and other components in an end user product targeting the home cloud. Therefore, it has become critical that our products across multiple end markets work seamlessly together.

In addition, software has become increasingly important to our business over the last several years, and we expect software to become even more important in the years to come. On-chip software, which acts as the “driver” for the functionality of the chip, has always been a critical part of our business. However, the software that we deliver with our chip has become significantly more complex as the range of uses and the needs in application-level software have increased. For example, a chip that we develop for a smartphone may need to include software that is compatible with the latest version of a specific company’s operating system that enables 3D graphics and that works seamlessly with a variety of popular end user applications. This requires a significant amount of up-front software development, testing, and often additional licensing.

Lastly, the market for consumer electronics devices is becoming increasingly standards-based. These standards change rapidly and often several different standards may exist and overlap in a single market. Our platforms must be designed to operate seamlessly with all relevant standards, which requires us to design products in anticipation of these relevant standards. For example, we have communications processors designed to operate on several different cellular standards, including EDGE, WCDMA (3G), TD-SCDMA (China 3G) and 4G/LTE.

In summary, while providing the most advanced components at the lowest possible price remains critical to our business, continuing the transformation into a platform company through the integration of multiple components together with on industry-leading software capability will continue to increase in importance to our overall success.

Our Markets and Products

When the company began, our core technologies were initially focused on the storage market, where we provide high-performance products to storage companies for traditional HDD to companies such as Hitachi Ltd., Samsung Semiconductor, Seagate Technology, Toshiba Corporation and Western Digital Corporation. Over the past few years, we have expanded on our core storage technologies by developing solid state flash drive (“SSD”) controllers, which are currently sold to flash providers who are building drives based on SSD, such as Micron, Sandisk, Toshiba, and others. The storage end markets continue to drive approximately 46% of our revenues on an annual basis. As the company developed, we applied our technology to the networking market, where we provide industry-leading PHY devices and wired and wireless Ethernet-switching solutions, which enable high-speed transmission between communications systems, that are sold by manufacturers of networking and wireless equipment, such as Alcatel, Brocade Communication Systems, Inc., Cisco Systems, Inc., Dell Inc., Sony Ericsson, Hewlett Packard Company, Huawei Technologies Co., Ltd., Intel Corporation, Juniper Networks, Inc., and ZTE Corporation. Our wireless technology has a variety of uses in consumer electronic devices, including enabling applications such as wireless access routers, gaming devices, streaming audio, video, Voice over Internet Protocol (“VoIP”) and wireless printing, for products offered by companies such as Cisco Systems, Hewlett Packard Company, Microsoft Corporation and Sony Corporation. We also provide communications and applications processor products for cellular and handheld solutions to customers, such as Research in Motion Limited, Huawei, Motorola, Samsung, Lenovo, Vizio and ZTE Corporation. Lastly, we provide printer SoC and system level solutions for both inkjet and laser jet printer systems for companies such as Hewlett Packard Company.

Our current product offerings are primarily in three broad end markets: mobile and wireless, storage and networking. Our net revenue by end market for the last three fiscal years are as follows:

	Fiscal Years Ended
	January 28, 2012		January 29, 2011		January 30, 2010
	(in millions, except for percentages)
Mobile and Wireless	$969	29%	$1,124	31%	$532	19%
Storage	1,561	46%	1,651	46%	1,574	56%
Networking	698	21%	683	19%	597	21%
Other	165	4%	154	4%	105	4%

Total	$3,393		$3,612		$2,808

Mobile and Wireless

Communications Processors

Our communications processors are highly integrated cellular SoC devices that enable mobile handset developers to address EDGE, WCDMA (3G), TD-SCDMA (China 3G) and 4G/LTE mobile network standards. They incorporate high-performance multi-band baseband modem processors and applications processors in highly integrated, low-power SoC platforms for voice, computation and multimedia-intensive mobile applications for smartphones.

The PXA920 is a highly integrated 3G communications processor solution that targets the TD-SCDMA smartphone market with high multimedia performance and mass market appeal. The PXA978 worldphone platform is a single-chip 3G communications processor that features both the latest UMTS and TD-SCDMA modem technologies. It combines gigahertz class applications processing performance with advanced 3D graphics and 1080p multimedia processing capability. This device is designed to enable smartphones to have access anywhere in the world on multiple networks. The PXA978 is complemented by power management, RF and wireless connectivity components in an all-Marvell platform solution.

Modem Processors

Our modem processors are highly optimized multi-mode baseband modem devices that enable design of a wide-array of high-performance, low-power Internet-connected devices, including smartphones, tablets, laptops, automotive, set-top-boxes and TVs. Our modem processors incorporate a multiband multimode design, which is capable of addressing evolving 3G and 4G mobile standards.

Connectivity

Our Avastar family of wireless products include standalone Wi-Fi products, as well as multi-function SoCs, which include Wi-Fi and other communication protocols, including Bluetooth and/or FM, delivered on a single chip. Historically, these devices have been incorporated primarily in mobile handsets, printers and access points. In today’s increasingly-connected and mobile lifestyle, the number and variety of products that require wireless communications have expanded significantly and includes digital still cameras, gaming devices, tablets, televisions, Blu-Ray players, DVRs, in-car infotainment and smart appliances. Our products are well positioned for these devices by delivering low power and high performance functionality with the latest technologies, such as Wi-Fi Direct, WPS and Wi-Fi Display. In addition, the Avastar family of products provides a high degree of integration of power management features, RF components and memory.

Mobile Computing Products

Our Armada 100, 500 and 600 products are SoCs that are designed to deliver advanced integration, leading multimedia performance and superior power consumption savings for mobile computing products, such as tablets, eReaders, scanners, printers and educational devices. During fiscal 2012, we shipped SoCs for use in tablets for the first time. We have also introduced new thin client products designed to operate on Linux-based devices, offering a low power cost and efficient alternative to existing desktop computers.

Connected Home Computing Products

The Armada 1000 and 1500 products are SoC solutions that are designed to enable the next generation of connected consumer platforms and to enhance the digital lifestyle. These devices are targeted at powering digital TVs, Blu-ray players, set-top boxes and advanced media players by delivering an immersive viewing experience, 3D graphics and enhanced security. In addition, the Armada 1000 and 1500 products are fully-integrated devices that include dual-SATA interfaces, high performance DDR2/3 and NAND memory controllers, USB2.0, HDMI and SDIO.

Storage Products

We offer a broad range of integrated data storage products across all major technologies, including HDDs, hybrid HDDs (“HHDD”) and optical disk drives (“ODD”). In addition, we offer storage system products for complex storage area network solutions. These products provide increased performance and reduced power consumption for enterprise, desktop and mobile storage systems. These integrated SoCs feature ultra-fast read channels, high-performance processors, transceivers, DDR RAM controllers and cryptographic engines.

Hard Disk Drive Controllers

Hard drive controllers provide high performance input/output (“I/O”) interface control between the HDD and the host system. We support a variety of host system interfaces, including SATA, SAS and Fiber Channel, which can support the complete range of enterprise, desktop and mobile HDDs. We are the leading HDD controller supplier and currently supply products to all of the major hard drive manufacturers. In addition, we were the first to introduce HDD controllers with advanced 500-gigabyte-per-platter technology for mobile HDDs, a technological advantage which enables a higher level of data storage on a smaller form factor.

Solid-State Drive Controllers

Our SSD controller SoCs are targeted at the growing market for flash-based storage systems, for the enterprise, consumer and mobile markets. Our SSD controllers leverage significant portions of intellectual property and software developed for the HDD market. Additionally, we incorporate unique intellectual property and development required to ensure stable device operation. We have also leveraged our technology leadership in consumer SSD controllers and have developed a family of SSD controller-based solutions designed for the smartphone end market.

Hybrid Hard Disk Drive Controllers

A HHDD is an HDD that also contains flash memory, thereby leveraging the low cost of a HDD with the performance of a SSD. Our HHDD controller SoCs include the technology required for HDD operation as well as a high speed interface for the on-drive flash memory.

Optical Disk Drive Controllers

Our ODD controller SoCs leverage our various storage technologies to support a variety of ODD formats, such as Blu-Ray.

Storage-System Products

Our storage system products enable customers to manage and aggregate data from arrays of multiple HDDs or from multiple servers. Our portfolio of storage system solutions includes devices which convert data from multiple formats, as well as devices which aggregate and consolidate data into high bandwidth streams. In fiscal 2012, we released DragonFly, a storage accelerator product which enhances performance in virtualization and database applications.

Networking

Residential, enterprise and service provider networks are experiencing rapid change. To meet these challenges, our Networking business is evolving by investing and adding technologies required for the buildout of new network architectures. We are focusing on cloud infrastructure and service provider infrastructure.

Cloud Infrastructure

We supply products related to cloud infrastructure, which encompasses home, private and public cloud networks: Home cloud is where personal applications and data reside within the privacy and control of a residential network. Our home cloud products are designed to allow a multitude of smart devices to share content and manage home services. Our home cloud-related product offerings include our Kirkwood and Link Street families.

Our Kirkwood family of products is based on our embedded CPU technology, which have been designed to maximize overall performance while minimizing power consumption. Designed for network connected consumer electronics equipment, this family of products is used in home gateways, set-top boxes, network storage, printers, media players and point-of-service terminals.

Our Link Street family of 10/100 Fast Ethernet and Gigabit switches are targeted to the small office and home office market, where cost, ease-of-use and flexibility are critical. These devices are targeted at applications, such as standalone switches, media converters, intellectual property phones, firewall appliances, wireless and wired gateway routers, and wireless access points. When integrated with a high performance ARM-based embedded microprocessor, a media access controller and PHY interface, our Link Street family of products provide an integrated single-chip solution for small and medium-size business applications, as well as residential applications.

Private cloud represents the next generation of the enterprise network that enables a more mobile workforce, global collaboration, increased bandwidth and enhanced security. Our Private cloud product offerings are within our Prestera, Discovery Innovation and Alaska families. The Prestera DX family of Gigabit Ethernet (“GbE”) switches offers integration and performance for small and medium-size business networks. These products are designed to enable system vendors to design affordable, plug-and-play, high-density and standalone switches, which address the cost-sensitive desktop switching market. The Prestera EX family of enterprise switches is designed to deliver exceptional price and performance. The Prestera EX family delivers a complete line of Fast Ethernet, GbE and 10GbE switching solutions. Our Discovery Innovation family of products provides a complete SoC solution based on our embedded CPU technology. By leveraging our Discovery system controllers and deep expertise in ARM-based CPUs, the Discovery Innovation SoCs offer high levels of integration. The high-performance, low-power, highly integrated processors are ideally suited to a wide range of applications, ranging from sophisticated routers, switches and wireless base stations to high-volume laser printer applications.

Our Alaska family of products includes high-performance and low-power Gigabit transceivers, which address enterprise switching, server and telecom applications. This family of products enables the accelerated deployment of 10GbE capable systems for the local area network (“LAN”), metropolitan area network (“MAN”) and wide area network (“WAN”) markets. Our low-power, low-cost solutions effectively address network connectivity for client systems, such as PCs, gaming systems and digital TVs.

Public cloud encompasses low-power commercial data centers, where we are focused on the convergence of networking, computing and storage technologies. Our Public cloud product offerings are within our Prestera, Armada XP and Yukon families.

The Prestera CX family of 10GbE and 40GbE switches is designed for the new generation of high density data centers and optical broadband, as well as the convergence of data and storage networks. Using standards-based congestion management capabilities and dynamic power management, these products enable virtualization, cloud computing and “software as a service.”

Our Armada XP family of products is a quad-core processing, enterprise-class cloud computing platform. This platform integrates four Marvell designed ARM-compliant 1.6Hz CPU cores along with a host of I/O peripherals and is optimized to consume low power while simultaneously delivering high performance-per-watt.

Our Yukon family of connectivity products includes integrated, single-chip solutions, based on our proven enterprise-class Alaska family of products. These products are offered in an ultra-small form factor, with low-power consumption and are targeted for client and server network interface cards.

Service Provider Infrastructure

We are leading the deployment of residential fiber access infrastructure and mobile internet infrastructure with Ethernet passive optical network (“EPON”), Gigabit passive optical network (“GPON”) and Universal PON technologies, as well as the transition to intellectual property Radio Access Networks, which will allow for the transition to LTE/4G technologies.

Our Avanta family provides solutions for next generation broadband, based on EPON and GPON architectures. These products consist of a highly integrated Gateway-on-a-Chip solution, Ethernet and packet processing, voice processing, power management and applications processors. Avanta is meant to meet the needs of next generation Internet and the significant increases in required bandwidth, including high quality video, online gaming and conferencing.

During fiscal 2012, we also acquired Xelerated AB (for further details, please see “Note 2 – Business Combinations” in our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K). This acquisition enhances our product portfolio and adds a family of network processors and ultra programmable Ethernet switching solutions designed for carrier ethernet, united fiber access, mobile backhaul and transport platforms. The Xelerated family of products enables customers to quickly scale their services while maintaining low power, low latency and high performance necessary for a reliable mobile internet.

The Prestera MX multi-layer switching family of products includes fully-integrated 100 MbE, 1GbE and 10GbE-per-second, fast Ethernet configurable devices. These products are targeted at metropolitan edge and access systems in service provider networks.

Our Powerline products for home networking and Advanced Metering Infrastructure (“AMI”) are designed for performance and robust connectivity. Our Home Networking Powerline solutions are designed into networking equipment deployed by service providers to deliver intellectual property television services and are also available to consumers through the retail channels. We are designing products that support the ITU G.hn standard, ensure high performance over a variety of media. The G.hn standard provides support for powerline, as well as phoneline and coax media. Our G.hn transceiver is designed to enable a superior user experience for performance-intensive applications, such as VoIP, multi-room DVR, video surveillance and gaming. With energy-saving features and easy plug-and-play installation, our G.hn product family also enables easy connectivity for Blu-ray players, IPTV/OTT set-top boxes and Internet-ready TVs in the home. Our Powerline products are also designed to support high performance broadband AMI applications for utility providers by supporting current and future smart grid needs, including real-time network planning and management, outage avoidance and demand management.

Other Products

Printing Solutions

Our printing solutions include integrated SoCs that are custom-designed ASICs for customer printing products, as well as application-specific standard products designed for various product types. Our printing solutions address the inkjet, laser and “all-in-one” printer markets and offer capabilities which include printing, scanning, copying, user interface, USB, networking, wireless, fax, photo and other applications.

Digital Video Processing Products

Our digital video format converter products convert PC graphics, standard-definition and high definition video into 1080p high definition outputs, removing signal noise and image artifacts. These products are targeted for Blu-Ray players and recorders, set-top-boxes, A/V receivers, digital television and media clients.

Power Management and Green Technology Products

Our DSP Switcher regulators are designed to provide efficiency, precision and transient response, all in a small form factor. We also offer analog switching regulators that are low-cost, highly-integrated power management solutions. Our analog switching regulators are available as single or multiple output devices, allowing design flexibility for our customers. These solutions feature low-power consumption, high efficiency and high switching frequency. Our integrated Power Management IC family (“PMIC”) of products are designed as companion chips for our cellular and applications processor product lines. Our PMIC products are used in cellular handsets and other mobile platforms. The PMIC devices are highly integrated and designed to support all of the peripheral functions on the platform, including power regulation, battery charging, white LED backlight drivers, touch screen control, audio and voice, vibration control and the real time clock.

Smart-LED Lighting

Our Smart LED Lighting platform enables energy efficient, high-quality LED lights, promoting an eco-friendly and convenient lifestyle. It enables end users to control lighting solutions from their mobile and personal computing devices, whereby they can conveniently manage, analyze and maintain a cost-saving digital lighting solution from anywhere in the world. This platform combines our LED processors and a wireless ZigBee/Wi-Fi gateway with smart lighting software.

Smart-Energy/Wi-Fi Microcontroller

Our new Smart Energy Platform provides a cost-effective, flexible and easy-to-use solution for building a new generation of connected smart appliances. This platform is driven by a Wi-Fi-enabled microcontroller and integrated software. In addition to smart-appliances, the smart energy platform also targets sensors, lighting controls, measurement tools, toys, personal medical devices and consumer accessories.

We have determined that we operate in one reportable business segment: the design, development and sale of integrated circuits. For further information, please see “Note 13 — Segment and Geographic Information” in the notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

The target customers for our storage products are manufacturers of HDDs and SSDs for the enterprise, desktop and mobile computing markets.

The target customers for our switching, transceiver and connectivity products are manufacturers of high-speed networking equipment targeted at LANs, MANs and WANs, in addition to PC-client OEMs. The target customers for our communications controller and embedded processor products are the manufacturers and vendors of wireless communications equipment and handsets for the internet voice communications market.

The target customers for our cellular and applications processor products are manufacturers of cellular handsets, tablets, personal navigation devices and a large variety of other handheld, portable consumer applications. Our target customers for our wireless and personal area networking products include manufacturers of Wireless LAN solutions for small-and-medium size businesses, small office/home office and residential gateway solutions as well as manufacturers of a variety of new consumer applications such as cellular handsets, gaming devices, PDAs and home entertainment multimedia client devices.

The target customers for our digital video processing products include manufacturers of consumer electronic devices, such as digital televisions, HD-based media players, HD-based set-top-boxes, media clients and audio-visual receivers. The target customers for our power management and green technology products are very diverse and include manufacturers of many different electronic devices.

A small number of customers have accounted for a significant portion of our net revenue. One customer, Western Digital, accounted for more than 10% of our net revenue in fiscal 2012, and two customers represented more than 10% of our net revenue in fiscal 2011 and 2010. Western Digital represented 19%, 21% and 24% of our net revenue in fiscal 2012, 2011 and 2010, respectively. Research in Motion represented 14% of net revenue in fiscal 2011. Toshiba represented 15% of net revenue in fiscal 2010. Subsequent to our fiscal 2012, Western Digital acquired Hitachi’s HDD unit. If this acquisition had occurred at the beginning of fiscal 2012, Western Digital would have represented 24% of net revenue in fiscal 2012. During fiscal 2012, Seagate acquired the HDD operations of Samsung. If this acquisition had occurred at the beginning of fiscal 2012, Seagate would have represented 11% of net revenue.

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

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. Due to an industry practice that allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates, we believe that backlog is not a reliable indicator of future revenue. In addition, a significant portion of our revenue is related to inventory pulled by customers from third party logistics providers. As such, this revenue would not be included in the backlog.

Research and Development

We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits with the smallest die size and lowest power. We devote a significant portion of our resources to expanding our product portfolio based on a broad intellectual property portfolio with designs that enable high-performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand-alone integrated circuits into our integrated platform solutions to reduce our customers’ overall system costs.

We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, CMOS technology and system-level architectures. We have invested, and expect that we will continue to invest, significant funds for research and development. Our research and development expense was $1,014 million, $898 million and $828 million in fiscal 2012, 2011 and 2010, respectively.

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

Assembly and Test

We outsource all product packaging and testing requirements for our production products to several assembly and test subcontractors, including STATS ChipPAC Ltd. in Singapore, Malaysia, Korea, Taiwan and China, Global Testing Corporation in Singapore, Siliconware Precision Industries in Taiwan, ASE Electronics in Singapore, Taiwan and Malaysia and Amkor in Korea, Philippines and Taiwan.

Quality Assurance

We are certified to the International Organization for Standardization Quality Management Systems Standard ISO 9001:2008. We build quality into our products starting with the design and development process. Our designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to manufacture. We pre-qualify each of our subcontractors and conduct regular in-depth quality audits. We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of our independent foundries and assembly-test subcontractors have been awarded ISO 9001 certification.

Environmental Management

We monitor the environmental impact of our products. The need for lead-free and halogen-free solutions in electronic components and systems has received increasing attention within the semiconductor industry and many companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive (“RoHS”), the European legislation that restricts the use of a number of substances, including lead. We believe that our current products are compliant with the RoHS Directive and the REACH (Regulation, Evaluation and Authorization of Chemicals) SVHC Substances Directive.

Intellectual Property

Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and licenses to protect our intellectual property. We also enter into confidentiality agreements with our employees, consultants, suppliers and customers and seek to control access to and distribution of, our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products and technology without authorization, independently develop similar technology or design around our patents. In addition, we often incorporate the intellectual property of other companies into our designs and we have certain obligations with respect to the non-use and non-disclosure of their intellectual property. It is possible, however, that the steps taken by us to prevent misappropriation or infringement of our intellectual property or our customers’ intellectual property may not be successful.

As of January 28, 2012, we have been issued and/or have acquired over 2,500 U.S. patents and over 700 foreign patents and we have more than 3,000 U.S. and foreign pending patent applications on various aspects of our technology, with expiration dates ranging approximately from 2012 to 2032, however, we cannot be certain whether we will be issued patents as a result of these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others. Additionally, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. We may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

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

We believe that our ability to compete successfully in the rapidly evolving markets for our products depends on a number of factors, including the:

•	performance, features, quality and price of our products;

•	timing and success of new product introductions by us, our customers and our competitors;

•	emergence of new industry standards;

•	ability to obtain adequate foundry capacity; and

•	number and nature of our competitors in a given market.

By end market our major competitors are as follows;

Mobile and Wireless	Storage	Networking

QUALCOMM Incorporated	LSI Corporation	Broadcom Corporation

Broadcom Corporation	STMicroelectronics N.V.	Freescale Semiconductor Holdings I, Ltd.

MediaTek, Inc.	Texas Instruments Incorporated	LSI Corporation

Spreadtrum Communications, Inc.		Intel Corporation

Intel Corporation		Cavium, Inc.

NVIDIA Corporation		PMC-Sierra, Inc.

Texas Instruments Incorporated		Applied Micro Circuits Corporation

Xilinx, Inc.

Altera Corporation

QUALCOMM Incorporated

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

Historically, average unit selling prices in the integrated circuit industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the average unit selling prices of our products, we will need to continue to reduce the cost of our products. To accomplish this, we intend to continue to implement design changes that lower the cost of manufacturing and assembling and testing our products. We also intend to enter into long-term, strategic arrangements with our foundry partners to secure wafer capacity at reduced prices, by negotiating reduced charges from our foundries. In addition, we plan to work with multiple foundry partners to ensure that our products are qualified and can be manufactured in multiple locations, which will ensure favorable wafer pricing. Lastly, we are designing all new products as well as redesigning some existing products with packaging that uses copper wiring, rather than gold wiring. Due to the rise in the cost of gold over the past year, this transition will lower our overall product cost. Because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business could be adversely impacted.

Employees

As of January 28, 2012, we had a total of 6,970 employees.

Executive Officers of the Registrant

The following table shows information about our executive officers as of January 28, 2012:

Name	Age	Position(s)
Dr. Sehat Sutardja	50	President, Chief Executive Officer and Chairman of the Board
Clyde R. Hosein	52	Chief Financial Officer and Secretary
Dr. Pantas Sutardja	49	Vice President, Chief Technology Officer, Chief Research and Development Officer and Director

Dr. Sehat Sutardja, one of our co-founders, has served as the President, Chief Executive Officer and Co-Chairman of our Board of Directors since 1995, and Chairman of our Board of Directors since 2003. While remaining deeply involved in the daily challenges of running a global growth company, Dr. Sutardja participates heavily in our engineering and marketing efforts across analog, video processor, and microprocessor design while offering input across all of our other product lines. Dr. Sehat Sutardja is widely regarded as one of the pioneers of the modern semiconductor age. His breakthrough designs and guiding vision have revolutionized numerous industry segments, from data storage to the high performance, low power chips now driving the growing global markets for mobile computing and telephony. For his relentless innovation, he has been awarded more than 150 patents and has been named a Fellow of IEEE. In 2006, Dr. Sutardja was recognized as the Inventor of the Year by the Silicon Valley Intellectual Property Law Association. Dr. Sutardja has become an internationally-recognized proponent of new energy efficiency standards for consumer electronics. To that end, he has been working with the governments in both the U.S. and China to establish efficiency performance standards that could produce significant cost and carbon savings. Dr. Sutardja holds a MS and Ph.D. in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Sehat Sutardja received a BS in Electrical Engineering from Iowa State University. Dr. Sehat Sutardja is the brother of Dr. Pantas Sutardja.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to scale our operations in response to changes in demand for our existing products or demand for new products requested by our customers;

•	gain or loss of a key customer or design win;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to exercise stringent quality control measures to obtain high yields;

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel;

•	failure to protect our intellectual property;

•	impact of a significant natural disaster, including earthquakes, floods and tsunamis; and

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

A significant portion of our business is dependent on the HDD industry, which is highly cyclical, experiences rapid technological change, is subject to industry consolidation and is facing increased competition from alternative technologies.

The HDD industry is intensely competitive, and the technology changes rapidly. This industry has historically been cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us because some of our customers are participants in this industry.

HDD manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. Rapid technological changes in the HDD industry often result in shifts in market share among the industry’s participants. If the HDD manufacturers using our products do not retain or increase their market share, our sales may decrease.

In addition, the HDD industry has experienced consolidation over the past several years. For example, during fiscal 2010, Toshiba acquired the HDD operations of Fujitsu. In December 2011, Seagate completed the acquisition of Samsung’s HDD unit. Subsequent to our fiscal 2012, Western Digital completed the acquisition of Hitachi’s HDD unit. Consolidation among our customers could lead to changing demand for our products, replacement of our products by the merged entity with those of our competitors and cancellation of orders, each of which could harm our results of operations. On the other hand, this could lead to increased opportunities for our products within the combined company if we can leverage our technology and customer relationships.

Furthermore, future changes in the nature of information storage products could reduce demand for traditional HDDs. For example, products using alternative technologies, such as solid-state flash drives and other storage technologies could become a source of competition to manufacturers of HDDs. Because we offer SSD controllers, leveraging our technology in hard drives, we believe we will maintain significant market share even if demand for traditional HDDs decreases.

We operate in the intensely competitive markets, and our failure to compete effectively would harm our results of operations.

The semiconductor industry and specifically the mobile and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of wired and wireless products and services. For example, we expect to see increased competition in the TD-SCDMA smartphone market in China. As competition in the markets in which we operate continues to increase, our revenues and gross margins may decline. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the mobile and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

In addition, the semiconductor providers competing for the mobile and wireless communication markets have experienced consolidation recently. In February 2011, Broadcom Corporation acquired NetLogic Microsystems. In addition, in September 2011, Texas Instruments Incorporated acquired National Semiconductor. Consolidation among our competitors could lead to a changing competitive landscape, capabilities, and market share, which could harm our results of operations.

Our business, financial condition and results of operations may be adversely impacted by global economic conditions, which may cause a decline in the market price of our common shares.

We operate in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, this industry has experienced significant demand downturns. These downturns are characterized by decreases in product demand, excess customer inventories and sometimes accelerated erosion of prices, including as a result of volatile global economic conditions. These factors could cause substantial fluctuations in our net revenue, gross margin, cash flows and results of operations. In addition, during these downturns some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Any downturns in the current environment may be severe and prolonged, and any failure of the markets in which we operate to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations. The semiconductor industry is also subject to periodic increases in demand and supply constraints, which may affect our ability to ship products. Accordingly, our results of operations may vary significantly as a result of the general conditions in the semiconductor industry, which could cause fluctuations in our stock price.

We cannot predict the timing, strength or duration of any economic slowdown or subsequent global economic recovery in the semiconductor industry. If the economy or markets in which we operate deteriorate from current levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could adversely impact our results of operations.

We rely on independent foundries and subcontractors for the manufacture, assembly and testing of our integrated circuit products, and the failure of any of these third party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our ability to grow our business.

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

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Our other sources for manufacturing are located in the U.S., China and Singapore. In addition, substantially all of our assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters or by political changes. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. Taiwan has experienced significant earthquakes in the past and may be subject to additional earthquakes that could disrupt manufacturing operations. In the event of a significant natural disaster or a quarantine or closure that affects our manufacturers in the Pacific Rim, our revenues, cost of goods sold and results of operations would be negatively impacted. In addition, if we were unable to quickly identify alternate manufacturing facilities, we could experience significant delays in product shipments, which could harm our results of operations.

No Guarantee of Capacity or Supply:

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. In addition, when demand is strong, availability of foundry capacity may be constrained, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. For example, in recent years, we experienced some supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities after the recovery from the severe economic down turn from fiscal 2009 to fiscal 2012 due to a rapid increase in demand. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries. In addition, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. Moreover, if any of our third party foundry suppliers are unable to secure necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

Despite our strategy to move to a dual source, we currently use several independent foundries to manufacture our semiconductor products, most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it may be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in revenues, net income and cash flow.

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

We are also subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assessed surcharges to compensate for the resultant increase in manufacturing costs. As a result, our gross margins have been adversely affected by significant increases in the price of gold. We are currently restructuring certain manufacturing processes to use copper instead of gold in our products. In transitioning from gold to copper, because the capacity of either wafer producers or assemblers can be limited from time to time, we may be unable to satisfy the demand of our customers, or may have to accept price increases or other compensation arrangements that increase our operating expenses and erode our gross margins. Our results may also be materially affected adversely if we fail to execute successfully or if we experience resistance from our customer base in the transition from gold to copper.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from the three largest customers in each respective fiscal year combined represented 38%, 44% and 44% of our net revenue in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

•	a significant portion of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with relatively short notice to us;

•	our customers may purchase integrated circuits from our competitors;

•	our customers may discontinue sales or lose market share in the markets for which they purchase our products;

•	our customers may develop their own solutions; or

•	our customers may be subject to severe business disruptions.

We are subject to order and shipment uncertainties, and if we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin; conversely, we may have insufficient inventory, which would result in lost revenue opportunities and potentially in loss of market share and damaged customer relationships.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. Due to their inability to predict demand or other reasons, some of our customers may accumulate excess inventories and, as a consequence, defer purchase of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. For example, our ability to accurately forecast customer demand may be impaired by the delays inherent in our lengthy sales cycle. The sales cycle for many of our products is long and requires us to invest significant resources with each potential customer without any assurance of sales to that customer. Our sales cycle typically begins with an extended evaluation and test period, also known as qualification, during which our products undergo rigorous reliability testing by our customers. Qualification is typically followed by an extended development period by our customers and an additional three to nine month period before a customer commences volume production of equipment incorporating our products. This lengthy sales cycle creates the risk that our customers will decide to cancel or change product plans for products incorporating our integrated circuits prior to completion, which makes it even more difficult to forecast customer demand.

Our products are incorporated into complex devices and systems, which may create supply chain cross-dependencies. For example, in fiscal 2012, many areas of Thailand sustained massive damage from flooding, which disrupted the global supply chain for HDDs. Due to cross dependencies, any supply chain disruptions could negatively impact the demand for our products in the short term. We have a limited ability to predict the timing of a supply chain correction. In addition, the market share of our customers could be adversely impacted on a long-term basis due to any continued supply chain disruption, which could negatively affect our results of operations.

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

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. In the future, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our costs and operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations. In addition, if such demand does not materialize at the pace which we expect, we may be required to scale down our business through expense and headcount reductions as well as facility consolidations or closures that could result in restructuring charges that would materially and adversely affect our results of operations. For example, in order to reduce expenses in the challenging economic environment that began during the second half of fiscal 2009, in late fiscal 2009 and early in fiscal 2010, we implemented certain cost reduction measures to reduce operating expenses. Since that time we have hired a significant numbers of employees primarily in the research and development area. Because many of our expenses are fixed in the short-term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any decrease in customer demand. If customer demand does not increase as anticipated, our profitability could be adversely affected due to our higher expense levels.

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

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge that we do not properly anticipate, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets they serve and to introduce and promote those products successfully. Even if new and enhanced products are introduced to the market, we and our customers may not be able to achieve market acceptance of them in a timely manner.

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

We have experienced, from time to time, hardware and software defects and bugs associated with the introduction of our highly complex products. We cannot assure you that, despite our testing procedures, errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, delay in revenue recognition or loss of revenues, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, our having to defend against litigation related to defective products or related property damage or personal injury, and damage to our reputation in the industry that could adversely affect our relationships with our customers. In addition, we may have difficulty identifying the end customers of the defective products in the field. As a result, we could incur substantial costs to implement modifications to correct defects. Any of these problems could materially adversely affect our results of operations.

Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in average selling prices of products over time and shifts in our product mix.

The products we develop and sell are primarily used for high volume applications. As a result, the prices of those products have historically decreased rapidly. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. Therefore, over time, we may not be able to maintain or improve our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other cost reductions through efficiencies, introduction of higher margin products and other means.

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

As a result of our global operations, we face additional risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 88% of our net revenue in fiscal 2012, 81% of our net revenue in fiscal 2011 and 89% of our net revenue in fiscal 2010.

We also have substantial operations outside of the U.S. These operations are directly influenced by the political and economic conditions of the region in which they are located, and with respect to Israel, possible military hostilities that could affect our operations there. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to risks associated with international operations, including:

•	political, social and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

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

The sudden disruption of the supply chain and/or the manufacture of our customer’s products caused by any of the foregoing risks could impact our results of operations by impairing our ability to timely and efficiently deliver our products. During fiscal 2012, the earthquake and tsunami that affected Japan disrupted the global supply chain for certain components important to our products and the flooding in Thailand affected the supply chain and manufacturing of the products for a number of our customers.

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

We had approximately $2.0 billion of goodwill and $141.5 million of intangible assets on our balance sheet as of January 28, 2012. Under U.S. generally accepted accounting principles (“GAAP”), we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an annual assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our financial results. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

We have obtained from the Minister of Finance of Bermuda under the Exempt Undertakings Tax Protection Act 1966, as amended, an undertaking that, in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 28, 2016. We cannot assure that any future elected Government of Bermuda would not amend the Exempted Undertaking Tax Protection Act 1966 such that tax would be imposed in Bermuda, however, that Act has recently been amended to provide that exempted companies can obtain a further assurance, which extends the tax relief until March 31, 2035. We intend to apply for such extension in fiscal 2013.

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

Under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (“MISL”), the GTL branch and the cellular branch (formerly Marvell DSPC), are entitled to a beneficial tax program that includes reduced tax rates and exemption of certain income. The first program was approved for MISL in 1995 and the most recent was approved in 2003. Marvell DSPC has five approved programs, with the first approved in 1990 and the most recent benefited enterprise approved in 2010. The benefit period is generally 10 to 15 years and begins in the first year in which our Israeli divisions earn taxable income from the approved or benefited enterprises, provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal 2008 through 2020. A new amendment to the Encouragement law, which was approved by the Israeli government in December 2011, came into effect January 1, 2012. MISL and DSPC will not apply the new amendment to the Encouragement law prior to fiscal 2023.

During fiscal 2007, our Switzerland subsidiary received a ten-year Federal and Cantonal tax holiday on revenues from research and design and wafer supply trading activities that will expire in 2016. In fiscal 2011, we met the requirements of the initial five year period and we will receive the ongoing tax holiday benefits provided that we continue to meet the ongoing requirements.

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

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please see “Note 12 — Commitments and Contingencies” of our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. In addition, as a result of a prior SEC settlement, we forfeited for three years our ability to invoke the “safe harbor” for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Because we could not benefit from the statutory safe harbor from June 2008 through June 2011, it may be more difficult for us to defend against any future claims based on any forward-looking statements issued during that timeframe.

The ultimate outcome of any litigation could have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.

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

We believe that effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting, as of the end of each year. Our management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in each Annual Report on Form 10-K.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President and General Manager of Communications and Consumer Business of Marvell Semiconductor, Inc, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 18% of our outstanding common shares as of January 28, 2012. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

Under Bermuda law, all of our officers, in exercising their powers and discharging their duties, must act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Majority shareholders do not owe fiduciary duties to minority shareholders. As a result, the minority shareholders will not have a direct claim against the majority shareholders in the event the majority shareholders take actions that damage the interests of minority shareholders. Class actions are generally not available to shareholders under the laws of Bermuda. Derivative actions may be available in certain circumstances, which would permit a shareholder to bring an action in our name if the directors or officers are alleged to be acting beyond our corporate power, committing illegal acts or violating our Memorandum of Association or Third Amended and Restated Bye-Laws (“Bye-Laws”). Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for example, where an act requiring the approval of a greater percentage of the company’s shareholders than those who actually approved it.

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

We rely upon the performance of our information technology systems to process, transmit, store and protect electronic information, and the failure of any critical information technology system may result in serious harm to our reputation, business, results of operations and/or financial condition.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information technology systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications and e-mail. These information technology systems are subject to damage or interruption from a number of potential sources including natural disasters, viruses, destructive or inadequate code, malware, power failures, cyber attacks, and other events. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks. We may incur significant costs in order to implement, maintain and/or update security systems that we feel are necessary to protect our information systems. A material breach in the security of our information systems could include the theft of our intellectual property or trade secrets, negatively impact our operations, or result in the compromise of personal and confidential information of our employees, customers or suppliers. While we believe that our information technology systems are appropriately controlled and that we have processes in place to adequately mitigate these risks, security procedures for information systems cannot be guaranteed to be failsafe. To the extent that any system failure, accident or security breach results in disruptions or interruptions to our operations or the theft, loss or disclosure of, or damage to our data or confidential information, our reputation, business, results of operations and/or financial condition could be materially adversely affected. In addition, a miscalculation of the level of investment needed to ensure our technology solutions are current and up-to-date as technology advances and evolves could result in disruptions in our business should the software, hardware, or maintenance of such items become out-of-date or obsolete. Furthermore, when we implement new systems and/or upgrade existing systems, there is a risk that our business may be temporarily disrupted during the period of implementation.

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

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third party foundries and assembly and test subcontractors. In the event of a natural disaster (such as an earthquake or Tsunami), political or military turmoil, widespread health issues or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations, and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.

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

Our Bye-Laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers and directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties with or for us, other than with respect to any matter involving any fraud or dishonesty on the part of the officer or director or to any matter arising under U.S. securities laws. This waiver will limit the rights of our shareholders to assert claims against our officers and directors unless the act complained of involves fraud or dishonesty. Therefore, so long as acts of business judgment do not involve fraud or dishonesty, they will not be subject to shareholder claims under Bermuda law. For example, shareholders will not have claims against officers and directors for a breach of trust, unless the breach rises to the level of fraud or dishonesty.

Our Bye-Laws contain provisions that could delay or prevent a change in corporate control, even if the change in corporate control would benefit our shareholders.

Our Bye-Laws contain change in corporate control provisions, which include:

•	authorizing the issuance of preferred stock without shareholder approval;

•	providing for a classified board of directors; and

•

requiring a vote of two-thirds of votes cast in person or by proxy to approve any change of corporate control in the event the action is not approved by at least 66 2/3% of the directors holding office at the date of the Board meeting to approve the action.

These change in corporate control provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders. However, in calendar year 2011, we began phasing out our classified board of directors and by calendar year 2013 all directors will be subject to annual election.

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

In addition to these properties, we lease approximately 361,000 square feet in Israel for research and design, administration and operations, for which the lease term expires in August 2025. We also lease smaller facilities in Bermuda, Canada, China, Finland, Germany, India, Italy, Japan, Korea, Netherlands, Spain, Sweden, Taiwan, the United Kingdom and the United States, which are occupied by administrative, sales, design and field application personnel. We also lease a building in California, totaling approximately 41,000 square feet, which is currently subleased to tenants as of January 28, 2012.

Based upon our estimates of future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year. In certain locations where we have plans to hire a significant amount of employees, such as China, we may need to obtain additional facilities.

Item 3.	Legal Proceedings

The information set forth under “Note 12 — Commitments and Contingencies” of our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the NASDAQ Global Select Market under the symbol “MRVL.” Our common shares began trading on June 27, 2000, upon completion of our initial public offering. The following table shows for the periods indicated the high and low closing market prices for our common shares on the NASDAQ Global Select Market and reflects all stock splits to date.

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
First Quarter	$20.24	$15.24	$22.58	$17.98
Second Quarter	$16.24	$13.21	$20.79	$14.87
Third Quarter	$15.67	$11.94	$19.28	$14.51
Fourth Quarter	$16.02	$13.14	$21.89	$18.12

As of March 16, 2012, the approximate number of record holders of our common shares was 198 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since January 27, 2007 through January 28, 2012. The graph assumes that $100 was invested on January 27, 2007 in our common shares and on January 27, 2007 in each index and that any dividends were reinvested. No cash dividends have been declared on our common shares since our initial public offering in 2000. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

	1/27/07	2/2/08	1/31/09	1/30/10	1/29/11	1/28/12
Marvell Technology Group Ltd.	100.00	67.09	38.33	91.64	100.74	83.02
S&P 500	100.00	97.69	59.95	79.82	97.53	101.64
PHLX Semiconductor	100.00	92.75	55.48	86.78	115.55	118.28

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended January 28, 2012 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 30 – November 26, 2011	8,473	$14.10	8,473	$138,665
November 27 – December 24, 2011	4,891	$13.45	4,891	$572,889
December 25, 2011 – January 28, 2012	89	$13.98	89	$571,638

Total	13,453	$13.86	13,453	$571,638

(1)	Our board of directors had initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares in fiscal 2011 and in fiscal 2012 increased the authorization by up to an additional $1.5 billion, including $500 million authorized on December 14, 2011. This increased the total number of shares authorized for repurchase to $2.0 billion. We intend to effect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The program may be extended, modified, suspended or discontinued at any time. We may make repurchases in open market or privately negotiated transactions in order to effect our repurchases. Subsequent to the end of fiscal 2012 and through March 16, 2012, we repurchased an additional 5.2 million common shares for $77.9 million at an average price per share of $15.12, bringing our total repurchases under the share repurchase program to $1.51 billion.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	January 28, 2012 (1)	January 29, 2011 (2)	January 30, 2010 (3)	January 31, 2009 (4)	February 2, 2008 (5)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$3,393,040	$3,611,893	$2,807,687	$2,950,563	$2,894,693
Cost of goods sold	$1,465,805	$1,473,274	$1,227,096	$1,426,624	$1,497,796
Research and development	$1,013,678	$897,578	$828,176	$935,272	$994,202
Operating income (loss)	$604,146	$901,192	$334,115	$165,176	$(105,590)
Net income (loss)	$615,091	$904,129	$353,456	$147,242	$(114,427)

Basic net income (loss) per share	$1.01	$1.39	$0.57	$0.24	$(0.19)
Diluted net income (loss) per share	$0.99	$1.34	$0.54	$0.23	$(0.19)
Weighted average shares — basic	607,857	648,347	623,934	608,747	590,308
Weighted average shares — diluted	623,268	676,878	653,741	630,328	590,308
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$2,246,498	$2,930,030	$1,796,717	$951,909	$630,902
Working capital	$2,489,407	$3,071,961	$1,913,658	$1,150,667	$920,529
Total assets	$5,767,619	$6,338,157	$5,170,940	$4,414,200	$4,550,594
Term loan and capital lease obligations, net of current portion	$—	$—	$511	$2,451	$394,988
Total shareholders’ equity	$5,014,018	$5,521,869	$4,417,979	$3,829,067	$3,411,519
Number of employees	6,970	5,893	5,241	5,552	5,331

(1)	Fiscal 2012 includes $6.7 million for litigation settlements and assessments of payroll taxes on employee benefits in certain jurisdictions.
(2)	Fiscal 2011 includes $8.5 million for litigation settlements.
(3)	Fiscal 2010 includes a $72.0 million charge in connection with the settlement of a class action litigation. This is offset by a $27.3 million benefit in fiscal 2010 resulting from the expiration of the statute of limitations related to a tax contingency reserve, in addition to a $5.3 million income tax benefit related to the adjustment of a prior year deferred tax asset.
(4)	In fiscal 2009, we wrote-off $15.6 million of intangible assets that were determined to be impaired due to declining revenue from products acquired and to a delay in the deployment of technology within a certain industry.
(5)	In fiscal 2008, we wrote-off $7.2 million of intangible assets that were determined to be impaired due to declining revenue from products acquired. In the fourth quarter of fiscal 2008, we recorded a restructuring charge of $7.9 million related to a worldwide reduction in force implemented primarily to reduce operating expenses. In the fourth quarter of fiscal 2008, we recorded a one-time benefit of $22.1 million in other income related to the true-up of credits under the supply agreement with Intel to reflect differences in the original estimate and actual product mix and yields.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex SoC devices leveraging our extensive portfolio of technology intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution compared to individual components. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet PHY, mobile handsets and other consumer electronics, wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. We are a fabless integrated circuit company, which means that we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

Historically, a small number of customers have accounted for a significant portion of our net revenue. One customer, Western Digital, accounted for more than 10% of our net revenue in fiscal 2012, and two customers represented more than 10% of our net revenue in fiscal 2011 and 2010. Western Digital represented 19%, 21%, and 24% of our net revenue in fiscal 2012, 2011 and 2010, respectively. Research in Motion represented 14% of net revenue in fiscal 2011. Toshiba represented 15% of net revenue in fiscal 2010. Subsequent to our fiscal 2012, Western Digital acquired Hitachi’s HDD unit. If this acquisition had occurred at the beginning of fiscal 2012, Western Digital would have represented 24% of net revenue. During fiscal 2012, Seagate acquired the HDD operations of Samsung. If this acquisition had occurred at the beginning of fiscal 2012, Seagate would have represented 11% of total revenue. Also, in fiscal 2012, one distributor accounted for more than 10% of our net revenue. In fiscal 2011 and 2010, no distributor accounted for more than 10% of our net revenue. We expect to continue to experience significant customer concentration in future periods. In addition, most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 88%, 81% and 89% of our net revenue for fiscal 2012, 2011 and 2010, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. All of our sales to date have been denominated in U.S. dollars.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2012, 2011 and 2010 were comprised of 52-week periods. Fiscal 2013 will be comprised of a 53-week period.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, income taxes, litigation and other contingencies. In addition, we use assumptions when employing the Monte Carlo simulation and Black-Scholes valuation models to calculate the fair value of stock-based awards granted. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

A portion of our revenue is derived from sales through third party logistics providers, who maintain warehouses in close proximity to, and may be located directly in our customer’s facilities. Revenue from sales through these third party logistics providers is not recognized until the product is pulled from stock by the customer.

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

The fair value of restricted stock units is based on the fair market value of our common shares on the date of grant. We estimate the fair value of time-based stock option awards on the date of grant using the Black Scholes option-pricing model. The fair value of market-based option awards is estimated on the date of grant using a Monte Carlo simulation model. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service periods. The Black-Scholes and Monte Carlo models incorporate various highly subjective assumptions including expected term of awards, expected future stock price volatility and expected forfeiture rates.

In developing estimates used to calculate assumptions, we establish the expected term for employee options, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Assumptions for option exercises and pre-vesting terminations of options were stratified by employee groups with sufficiently distinct behavior patterns. Expected volatility was developed based on an equally weighted combination of historical price volatility and implied volatility derived from traded options on our stock in the marketplace.

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

In addition, for both stock options and restricted stock units, we are required to estimate forfeiture rates, and true up these forfeiture rates when actual results are different from our estimates. Assumptions for forfeitures are stratified by employee groups with sufficiently distinct behavior patterns. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The expense we recognize in future periods could be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

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

Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. Based on the available evidence and judgment, we have determined that it is more likely than not that U.S. research credits and certain acquired net operating losses will not be realized and therefore we have provided a full valuation allowance against these credits. If there is a change in our ability to realize our deferred tax assets, then our tax provision may decrease in the period in which we determine that realization is more likely than not.

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

We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. We recognize the effect of income tax positions only if these positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of our tax liabilities involves the inherent uncertainty associated with the application of U.S. GAAP and complex tax laws. We believe we have adequately provided in our financial statements for additional taxes that we estimate may be required to be paid as a result of such examinations. While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. These tax liabilities, including the interest and penalties, are released pursuant to a settlement with tax authorities, completion of audit or expiration of various statutes of limitation. The material jurisdictions in which we may be subject to potential examination by tax authorities throughout the world include China, Israel, Singapore, Switzerland and the United States.

The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities require that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.

Inventories.     We value our inventory at the lower of cost or market, cost being determined under the first-in, first-out method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. The valuation of inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to our inventory levels, including open purchase commitments, to determine the amount, if any, of obsolete or excess inventory. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

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

As of January 28, 2012, we had a total of $141.5 million in acquired intangible assets. Of this amount, $10.5 million of in-process research and development (“IPR&D”) was evaluated based on an annual impairment test at the beginning of the fourth quarter by comparing the current fair value of the IPR&D asset to its carrying value. No impairment was recorded in fiscal 2012 on our IPR&D.

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

Results of Operations

Despite the challenges we faced during fiscal 2012, we finished the year with net income of $615 million, or $0.99 per share, and generated $771 million in cash from operations. We finished the year with more than $2.2 billion in cash, cash equivalents and short-term investments, even after repurchasing $1.34 billion of our common shares during the year.

Net revenue declined by 6% in fiscal 2012 compared to fiscal 2011, from $3.61 billion to $3.39 billion. The supply chain for our HDD products faced both the effects of a major earthquake in Japan early in the year, and significant flooding in Thailand later in the year. In addition, one of our major cellular customers faced product transitions and significant competitive headwinds. We believe these combined factors impacted our net revenue by approximately 10%. Somewhat offsetting these impacts, we saw good growth in several new products and initiatives, including our products for the TD-SCDMA market for smartphones in China. We currently have a significant market share in this market, and we believe the market will continue to grow as users transition to smartphones in China. In addition, our net revenue for the SSD market more than doubled during the year, and we remain well-positioned to benefit from the growth in popularity of SSD.

In addition to the decline in net revenue, our gross margins declined during the year, from 59.2% in fiscal 2011, to 56.8% in fiscal 2012. Although the average selling price of semiconductor products normally declines over time, the decline in average selling prices of our products in fiscal 2012 outpaced the cost reductions received from our manufacturing partners. In addition, the volume and costs of new product tapeouts in advanced technology nodes has increased, and we were impacted by the significant increase in the cost of gold, which is used in the packaging of our products.

Looking forward, we expect the HDD industry to recover during the first half of fiscal 2013 from the impacts of the floods in Thailand. However, we expect that the normal seasonal impacts to net revenue, primarily to mobile and wireless, will somewhat offset the increase in net revenue from the HDD industry. Taken together, we expect net revenue in the first quarter of fiscal 2013 to be flat to up 6% from the fourth quarter of fiscal 2012. Looking further into the year, we expect to begin to realize net revenue growth in various new product initiatives. In addition to the growth in TD-SCDMA smartphones in China, we have introduced a related WCDMA product that we expect to generate further growth in the coming year. We recently introduced our Armada 1500 applications processor that will be used in the latest version of Google TV. We are also currently shipping the industry’s only next-generation 500 gigabyte per platter SoC HDD solution, and we believe this technological advantage will benefit us in fiscal 2013. We have begun working with multiple foundry partners to ensure that our products are qualified and can be manufactured in multiple locations, which we believe will ensure favorable wafer pricing. In addition, we are designing all new products as well as redesigning some existing products with packaging that uses copper wiring, rather than gold wiring.

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue.

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net revenue	100%	100%	100%
Operating costs and expenses:
Cost of goods sold	43.2	40.8	43.7
Research and development	29.9	24.9	29.5
Selling and marketing	4.7	4.3	5.0
General and administrative	3.0	2.9	6.1
Amortization and write-off of acquired intangible assets	1.4	2.2	3.8

Total operating costs and expenses	82.2	75.1	88.1

Operating income	17.8	24.9	11.9
Interest and other income, net	0.4	0.3	0.3

Income before income taxes	18.2	25.2	12.2
Provision (benefit) for income taxes	0.1	0.2	(0.4)

Net income	18.1%	25.0%	12.6%

Years Ended January 28, 2012 and January 29, 2011

Net Revenue

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Net revenue	$3,393,040	$3,611,893	(6.1)%

Net revenue is gross revenue, net of accruals for estimated sales returns and rebates. The revenue decline during fiscal 2012 was primarily driven by challenges within our mobile and wireless end markets as well as the impact of natural disasters on our storage end markets. Within our mobile and wireless end markets, our leading handset customer faced challenges against their competition. Our mobile and wireless revenues were negatively impacted as our leading handset customer shifted their product volumes to more 2G and 2.5G devices that address several of the emerging markets around the world. This shift has significantly impacted the demand for our 3G solutions. This decline was partially offset by the ramp of our mobile SoC products for the TD handset market in China, which were introduced during the first quarter of fiscal 2012 and ramped up over the course of the year. Within our storage end markets, our net revenue was negatively impacted by both the earthquakes in Japan at the tail end of the first quarter of fiscal 2012 as well as the floods in Thailand during the later part of our fiscal third quarter, which also impacted the fourth quarter of fiscal 2012. These natural disasters caused serious restrictions on our HDD customers’ ability to build drives, which in turn affected demand for our SoC solutions for these customers. Over the course of the year, we did experience the ramp up of a significant new customer and the growth in our SSD business, helping to partially offset the negative effects described above. Within our networking end markets, our net revenue increased moderately as demand increased with our largest customer along with the ramp of our EPON and GPON products during fiscal 2012.

In the first quarter of fiscal 2013, we expect net revenue to be in the range of flat to up 6% as compared to fourth quarter of fiscal 2012 as the HDD industry continues its recovery from the floods in Thailand, partially offset by seasonal declines in the wireless consumer markets.

Cost of Goods Sold

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Cost of goods sold	$1,465,805	$1,473,274	(0.5)%
% of net revenue	43.2%	40.8%

Cost of goods sold as a percentage of net revenue in fiscal 2012 increased by 240 basis points, from 40.8% in fiscal 2011 to 43.2% in fiscal 2012. The increase during fiscal 2012 was primarily driven by declines in the average selling prices of our products, which outpaced the cost reductions received from our manufacturing partners, the volume and costs of new product tapeouts in advanced technology nodes and higher commodity costs in the assembly of our products. Specifically, the cost of gold has increased significantly over the past year.

Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold, the timing of production ramps and margin structures of new products, increased pricing pressures from our customers and competitors, particularly in the consumer product end markets we serve, the pricing of certain commodities such as gold along with our ability to transition new and existing designs away from gold to copper wiring, charges for obsolete or potentially excess inventory, changes in the costs charged by our foundry, assembly and test subcontractors including our ability to implement our strategy to utilize multiple foundries.

We currently expect that cost of goods sold as a percentage of net revenue in the first quarter of fiscal 2013 will be flat compared to the fourth quarter of fiscal 2012.

Research and Development

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Research and development	$1,013,678	$897,578	12.9%
% of net revenue	29.9%	24.9%

Research and development expenses increased by $116.1 million in fiscal 2012 compared to fiscal 2011, primarily due to a $105.7 million increase in personnel-related costs as a result of increased headcount, contractor services and other professional services. The impact of the higher headcount was slightly offset by lower incentive compensation, as a result of lower profitability. In addition, third party intellectual property costs increased by $4.0 million and we had a $13.2 million increase in various other research and development expenses to support our larger organization. The overall increase was partially offset by a $6.8 million decrease in depreciation expense.

We currently expect that research and development expenses will be approximately flat in the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012, as the impact of the reset of calendar 2012 payroll taxes is mostly offset by lower share-based compensation as a result of the completion of vesting of prior grants.

Selling and Marketing

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Selling and marketing	$159,434	$155,481	2.5%
% of net revenue	4.7%	4.3%

Selling and marketing expense increased by $4.0 million in fiscal 2012 compared to fiscal 2011 primarily due to a $6.6 million increase in personnel-related costs, including contractor services and other professional services. The increase was partially offset by a $2.6 million decrease in general selling and marketing expense, as we reduced trade show and public relations expenses.

We currently expect that selling and marketing expenses will be slightly higher in the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

General and Administrative

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
General and administrative	$100,620	$104,830	(4.0)%
% of net revenue	3.0%	2.9%

General and administrative expense decreased by $4.2 million in fiscal 2012 compared to fiscal 2011. This included a $1.6 million decrease in legal expenses, primarily due to the conclusion of a significant legal case in the prior fiscal year, and a $2.6 million decrease in stock-based compensation, as a result of adjustments recorded on certain grants connected to performance targets that were not achieved. In addition, incentive compensation expenses were slightly lower due to lower profitability.

We currently expect that general and administrative expenses will be slightly higher in the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

Amortization and Write-Off of Acquired Intangible Assets

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$49,357	$79,538	(37.9)%
% of net revenue	1.4%	2.2%

The decrease in amortization and write-off of acquired intangible assets of $30.2 million in fiscal 2012 compared to fiscal 2011 is primarily due to certain intangible assets becoming fully amortized during the year.

Interest and Other Income, net

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Interest and other income, net	$14,913	$9,270	60.9%
% of net revenue	0.4%	0.3%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, gains and losses on the sale of marketable and equity securities and foreign currency impacts, net of interest paid. The increase in interest and other income, net in fiscal 2012 compared to fiscal 2011 was primarily due to higher interest income on our investments due to a slightly higher rate of return and lower currency translation losses. These increases were partially offset by net gains in fiscal 2011 on sales of investments in privately held companies of $5.9 million.

Provision for Income Taxes

	Fiscal Years Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Provision for income taxes	$3,968	$6,333	(37.3)%
% of net revenue	0.1%	0.2%

During fiscal 2012, the provision for income taxes consisted of the current income tax liability of $12.4 million a reduction of unrecognized tax benefits of $14.1 million due to the expiration of the statutes of limitations in multiple jurisdictions, an increase in unrecognized tax benefits of $8.0 million including accrual of interest and penalty, an increase of $0.9 million tax expense primarily resulted from tax provision-to-tax return adjustments in various countries; and a decrease in deferred tax expense of $3.2 million due to the increase in the corporate tax rate of a foreign subsidiary. During fiscal 2011, the provision for income taxes was impacted by the current income tax liability of $13.8 million, a reduction of unrecognized tax benefits of $13.8 million due to the expiration of the statutes of limitations in multiple jurisdictions, an increase in unrecognized tax benefits of $8.4 million including accrual of interest and penalty, an increase in deferred tax asset of $1.0 million related to employee stock options for a non-U.S. subsidiary, $2.3 million withholding taxes on dispositions of investments, $3.4 million income tax benefit due to release of valuation allowance from the completion of a non-U.S. audit, $1.5 million benefit for a ruling denial related to our supply chain structure, and a $1.9 million tax expense in a U.S. subsidiary due to the defeat of a state proposition.

Years Ended January 29, 2011 and January 30, 2010

Net Revenue

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	% Change in 2011
	(in thousands, except percentage)
Net revenue	$3,611,893	$2,807,687	28.6%

Our net revenue in fiscal 2011 increased by $804 million or 28.6%, from $2.81 billion in fiscal 2010, to $3.61 billion in fiscal 2011. Mobile and wireless revenue more than doubled as a result of the significant growth in demand for our cellular communications products, along with increased demand for our embedded wireless LAN products. Our networking revenue grew 15% during fiscal 2011 compared to fiscal 2010, primarily due to a combination of increased demand for both our client and enterprise Ethernet products, along with an improved macroeconomic environment for capital intensive networking equipment. Despite a challenging first few quarters, overall storage revenue grew 5% in fiscal 2011 as compared to fiscal 2010, due to improved industry demand for hard drives as well as company specific market share gains. The growth in our overall net revenue of approximately 28.6% reflected a combination of increased demand for our newer products, and an improvement in overall economic conditions.

Cost of Goods Sold

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	% Change in 2011
	(in thousands, except percentage)
Cost of goods sold	$1,473,274	$1,227,096	20.1%
% of net revenue	40.8%	43.7%

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

Research and Development

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	% Change in 2011
	(in thousands, except percentage)
Research and development	$897,578	$828,176	8.4%
% of net revenue	24.9%	29.5%

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

Selling and Marketing

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	% Change in 2011
	(in thousands, except percentage)
Selling and marketing	$155,481	$139,404	11.5%
% of net revenue	4.3%	5.0%

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

General and Administrative

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	% Change in 2011
	(in thousands, except percentage)
General and administrative	$104,830	$171,362	(38.8)%
% of net revenue	2.9%	6.1%

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

Amortization and Write-Off of Acquired Intangible Assets

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	% Change in 2011
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$79,538	$107,534	(26.0)%
% of net revenue	2.2%	3.8%

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

Interest and Other Income, Net

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	% Change in 2011
	(in thousands, except percentage)
Interest and other income, net	$9,270	$8,995	3.1%
% of net revenue	0.3%	0.3%

Interest and other income, net consists primarily of interest earned on cash, cash equivalents and short-term investment balances, gains and losses on the sale of marketable and equity securities and foreign currency impacts, net of interest paid. The slight increase in interest and other income, net during fiscal 2011, as compared to fiscal 2010, was primarily due to a $8.0 million gain on our severance fund assets in a foreign jurisdiction. Gains on equity investments in privately held companies were slightly higher at $5.9 million in fiscal 2011, compared to gains of $4.9 million in fiscal 2010. During fiscal 2011, we also had $5.4 million of higher interest income due to higher cash and investment balances, as well as slightly higher interest rates on invested balances as compared to fiscal 2010.

Provision (Benefit) for Income Taxes

	Fiscal Years Ended
	January 29, 2011	January 30, 2010	% Change in 2011
	(in thousands, except percentage)
Provision (benefit) for income taxes	$6,333	$(10,346)	(161.2)%
% of net revenue	0.2%	(0.4)%

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

Liquidity and Capital Resources

Our principal source of liquidity as of January 28, 2012 consisted of approximately $2.2 billion of cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and investments, together with cash generated from operations, will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $771.2 million for fiscal 2012 compared to $1.2 billion for fiscal 2011 and $811.5 million for fiscal 2010. The cash inflows from operating activities during fiscal 2012 were primarily due to $884.5 million of net income adjusted for non-cash items, as compared to $1.2 billion during fiscal 2011.

Within working capital during fiscal 2012, accounts receivable decreased by $52.1 million due to lower levels of revenue in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. Inventories increased by $108.7 million due primarily to two factors: (1) the floods in Thailand which increased our inventories of hard drive products at the end of fiscal 2012, and (2) the increased use of “hubs” managed by third party logistics providers. When products are shipped to these third party managed locations, the inventory remains on our books until pulled by the customer. Accounts payable decreased by $27.3 million due to lower levels of purchasing activities near the end of fiscal 2012.

The cash inflows from operating activities in fiscal 2011 were primarily due to $1.2 billion of net income adjusted for non-cash items. Within working capital during fiscal 2011, accounts payable increased by $48.6 million due to higher levels of purchasing to support our business. Deferred income increased by $16.8 million as the inventory levels at our distributors were higher at the end of fiscal 2011. Accrued employee compensation increased by $20.7 million due to higher accruals for incentive compensation programs due to the higher levels of revenue and operating income in fiscal 2011 compared to fiscal 2010. Accounts receivable increased $102.6 million due to higher levels of revenue. During fiscal 2011, other non-current assets and other long-term liabilities both decreased significantly compared to fiscal 2010, primarily as a result of the conversion of our severance plan for our employees in Israel.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $590.1 million for fiscal 2012 compared to $529.3 million for fiscal 2011 and $744.0 million for fiscal 2010. The net cash used in investing activities in fiscal 2012 was primarily due to net purchases of investments of $393.5 million. In addition, we paid $93.9 million for acquisitions, purchased $88.8 million of property and equipment mainly to support additional capacity, and purchased $13.8 million of technology licenses in fiscal 2012. The net cash used in investing activities in fiscal 2011 was primarily due to net purchases of investments of $395.8 million. In addition, we purchased $90.2 million of property and equipment mainly to support additional capacity, paid $29.4 million for acquisitions and purchased $23.1 million of technology licenses in fiscal 2011. The net cash used in investing activities in fiscal 2010 was primarily due to net purchases of short-term investments of $686.6 million as we began to ramp up our new investment strategy, purchases of property and equipment of $39.8 million mainly to support additional capacity and purchases of technology licenses of $15.6 million to help accelerate product development in certain applications.

Net Cash Provided by (Used In) Financing Activities

Net cash used in financing activities was $1.24 billion for fiscal 2012 compared to net cash provided by financing activities of $77.4 million for fiscal 2011 and net cash provided by financing activities of $110.5 million for fiscal 2010. For fiscal 2012, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program of 87.8 million shares of our outstanding common shares for a total of $1.3 billion. The cash outflow was partially offset by $97.9 million of proceeds from the issuance of common shares under our stock option and employee stock purchase plans. In fiscal 2011, net cash provided by financing activities was attributable to proceeds from the issuance of common shares under our stock option plan and employee stock purchase plan of $166.0 million, which was partially offset by share repurchases under our share repurchase program. We repurchased 4.9 million common shares for a total of $87.5 million in fiscal 2011.

In fiscal 2010, net cash provided by financing activities was attributable to proceeds from the issuance of common shares under our stock option plan and employee stock purchase plan of $111.6 million, which was partially offset by payments on capital leases of $1.8 million.

Contractual Obligations and Commitments

Under our manufacturing relationships with our foundry partners, cancellation of outstanding purchase orders are allowed but require repayment of all expenses incurred through the date of cancellation. As of January 28, 2012, these foundries had incurred approximately $226.6 million of manufacturing costs and expenses relating to our outstanding purchase orders.

We entered into an agreement with a foundry to secure foundry fabrication capacity for a fixed number of wafers at agreed upon prices. In return, we paid the foundry $174.2 million. As of January 28, 2012, approximately $5.9 million of the prepayment remained. At January 28, 2012, there were no outstanding commitments under the agreement.

The following table summarizes our contractual obligations as of January 28, 2012 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
Contractual obligations:
Facilities operating leases, net	$19,564	$11,470	$9,378	$5,871	$4,384	$968	$51,635
CAD and other operating leases	48,473	16,078	12,518	4,498	1,934	3414	86,915
Purchase commitments to foundries	226,630	—	—	—	—	—	226,630
Capital purchase obligations	18,976	—	—	—	—	—	18,976
Other long-term obligations (1)	—	14,426	5,985	4,803	402	1,840	27,456

Total contractual cash obligations	$313,643	$41,974	$27,881	$15,172	$6,720	$6,222	$411,612

(1)	Amounts represent anticipated future cash payments, including anticipated interest payments not recorded on the consolidated balance sheet.

In addition to the above commitments and contingencies, as of January 28, 2012, we had recorded $78.8 million of unrecognized tax benefits as liabilities. We also had recorded a liability for potential interest and penalties of $28.3 million and $7.0 million, respectively, as of January 28, 2012. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlement with tax authorities and the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as we will have negotiations with various tax authorities throughout the year. At this time, we are unable to make a reasonably reliable estimate of the amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Off-balance sheet arrangements:     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 28, 2012, we were not involved in any unconsolidated SPE transactions.

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

Recent Accounting Pronouncements

Please see “Note 1 — The Company and its Significant Accounting Policies — Recent Accounting Pronouncements” for further details in our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

Related Party Transactions

Please see “Note 14 — Related Party Transactions” for further details in our notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.     Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of January 28, 2012. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate debt securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of January 28, 2012, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $14.5 million incremental decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of January 28, 2012, our investment portfolio included $24.5 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of January 28, 2012, the fair value of auction rate securities was $1.3 million less than par value and recorded in long-term investments.

Based on our balance of approximately $2.2 billion in cash, cash equivalents and short-term investments and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value in order to operate our business. We do not have the intent to sell these auction rate securities until recovery and it is more likely than not that we will not be required to sell the auction rate securities prior to recovery. Thus we consider the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Investment Risk.     We invest in equity instruments of privately held companies for strategic purposes. We account these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $6.3 million at January 28, 2012, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Commodity Price Risk.     We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We are currently restructuring certain manufacturing processes to use copper instead of gold in our products. In addition, the cost of assembling and testing our products is susceptible to changes in the price of oil, as our products are transported across locations throughout their lifecycle. While we continue to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations. We do not enter into formal hedging arrangements to mitigate against commodity risk.

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

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular hedge a portion of the forecasted Israeli shekel expenses. We enter into certain short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses and purchases denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. De-designated hedges or hedges deemed ineffective are recorded in interest and other income, net. We do not hedge our tax liabilities denominated in local currency on our balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at January 28, 2012 and January 29, 2011 and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Our evaluation of the effectiveness of our internal control over the financial reporting as of January 28, 2012 did not include the internal controls of Xelerated. We excluded Xelerated from our assessment of internal control over financial reporting as of January 28, 2012 because it was acquired in a purchase business combination in December 2011 and is now wholly owned by Marvell Technology Group Ltd. Xelerated’s total assets and total revenues represent less than 1% of the related consolidated financial statement amounts as of and for the year ended January 28, 2012.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 27, 2012

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS

	January 28, 2012	January 29, 2011
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$784,902	$1,847,074
Short-term investments	1,461,596	1,082,956
Accounts receivable, net of allowances of $2,663 and $7,366	407,263	459,406
Inventories	354,119	245,448
Prepaid expenses and other current assets	60,412	66,945
Deferred income taxes	10,669	10,818

Total current assets	3,078,961	3,712,647
Property and equipment, net	383,801	358,440
Long-term investments	23,215	26,226
Goodwill	2,031,991	2,004,833
Acquired intangible assets, net	141,505	124,631
Other non-current assets	108,146	111,380

Total assets	$5,767,619	$6,338,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,695	$332,007
Accrued liabilities	87,655	85,994
Accrued employee compensation	137,245	146,524
Deferred income	59,959	76,161

Total current liabilities	589,554	640,686
Non-current income taxes payable	131,579	136,262
Other long-term liabilities	32,468	39,340

Total liabilities	753,601	816,288

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 992,000 shares authorized; 583,671 and 659,372 shares issued and outstanding, respectively	1,162	1,317
Additional paid-in capital	3,683,117	4,805,588
Accumulated other comprehensive income	776	1,092
Retained earnings	1,328,963	713,872

Total shareholders’ equity	5,014,018	5,521,869

Total liabilities and shareholders’ equity	$5,767,619	$6,338,157

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except per share amounts)
Net revenue	$3,393,040	$3,611,893	$2,807,687
Operating costs and expenses:
Cost of goods sold	1,465,805	1,473,274	1,227,096
Research and development	1,013,678	897,578	828,176
Selling and marketing	159,434	155,481	139,404
General and administrative	100,620	104,830	171,362
Amortization and write-off of acquired intangible assets	49,357	79,538	107,534

Total operating costs and expenses	2,788,894	2,710,701	2,473,572

Operating income	604,146	901,192	334,115
Interest and other income, net	14,913	9,270	8,995

Income before income taxes, net	619,059	910,462	343,110
Provision (benefit) for income taxes	3,968	6,333	(10,346)

Net income	$615,091	$904,129	$353,456

Net income per share:
Basic	$1.01	$1.39	$0.57

Diluted	$0.99	$1.34	$0.54

Weighted average shares:
Basic	607,857	648,347	623,934

Diluted	623,268	676,878	653,741

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Income (Deficit)	Total
	Shares	Amount
	(In thousands)
Balance at January 31, 2009	616,388	$1,233	$4,372,265	$(718)	$(543,713)	$3,829,067
Shares issued pursuant to stock options and awards, net	14,674	29	45,864	—	—	45,893
Issuance of common stock under the employee stock purchase plan	7,279	15	65,737	—	—	65,752
Stock-based compensation	—	—	124,140	—	—	124,140
Tax benefit from employee stock transactions	—	—	(162)	—	—	(162)
Comprehensive income:
Unrealized gain on available-for-sale investments, net of tax	—	—	—	77	—	77
Unrealized gain on cash flow hedges	—	—	—	341	—	341
Other	—	—	—	(585)	—	(585)
Net income	—	—	—	—	353,456	353,456

Total comprehensive income						353,289

Balance at January 30, 2010	638,341	$1,277	$4,607,844	$(885)	$(190,257)	$4,417,979
Shares issued pursuant to stock options and awards, net	15,077	28	108,587	—	—	108,615
Issuance of common stock under the employee stock purchase plan	10,885	22	57,316	—	—	57,338
Stock-based compensation	—	—	118,857	—	—	118,857
Tax benefit from employee stock transactions	—	—	460	—	—	460
Repurchase of common stock	(4,931)	(10)	(87,476)	—	—	(87,486)
Comprehensive income:
Unrealized gain on available-for-sale investments, net of tax	—	—	—	3,112	—	3,112
Unrealized loss on cash flow hedges	—	—	—	(1,134)	—	(1,134)
Other	—	—	—	(1)	—	(1)
Net income	—	—	—	—	904,129	904,129

Total comprehensive income						906,106

Balance at January 29, 2011	659,372	$1,317	$4,805,588	$1,092	$713,872	$5,521,869
Shares issued pursuant to stock options and awards, net	7,210	11	36,992	—	—	37,003
Issuance of common stock under the employee stock purchase plan	4,875	10	60,844	—	—	60,854
Stock-based compensation	—	—	120,390	—	—	120,390
Tax benefit from employee stock transactions	—	—	3	—	—	3
Repurchase of common stock	(87,786)	(176)	(1,340,700)	—	—	(1,340,876)
Comprehensive income:
Unrealized gain on available-for-sale investments, net of tax	—	—	—	537	—	537
Unrealized loss on cash flow hedges	—	—	—	(848)	—	(848)
Other	—	—	—	(5)	—	(5)
Net income	—	—	—	—	615,091	615,091

Total comprehensive income						614,775

Balance at January 28, 2012	583,671	$1,162	$3,683,117	$776	$1,328,963	$5,014,018

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$615,091	$904,129	$353,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,454	93,190	99,214
Stock-based compensation	119,863	118,405	126,599
Amortization and write-off of acquired intangible assets	49,357	79,538	107,534
Facility impairment	—	1,140	3,986
Other (income) expense, net	15,190	7,581	(3,271)
Excess tax benefits from stock-based compensation	(164)	(899)	(677)
Deferred income tax	(3,245)	4,113	13,356
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Restricted cash	—	—	24,500
Accounts receivable	54,550	(102,610)	(134,695)
Inventories	(101,109)	(3,655)	67,150
Prepaid expenses and other assets	30,736	50,236	(4,326)
Accounts payable	(47,095)	42,464	142,002
Accrued liabilities and other	(21,614)	(38,059)	(32,268)
Accrued employee compensation	(12,565)	21,210	33,292
Deferred income	(16,202)	16,765	15,661

Net cash provided by operating activities	771,247	1,193,548	811,513

Cash flows from investing activities:
Purchases of marketable securities	(1,851,696)	(1,262,767)	(804,979)
Purchases of strategic investments	(4,003)	(1,750)	(2,000)
Sales and maturities of investments	1,462,164	868,759	118,362
Cash paid for acquisitions, net	(93,916)	(29,446)	—
Proceeds from sale of equity investments	—	9,192	—
Purchases of technology licenses	(13,823)	(23,144)	(15,598)
Purchases of property and equipment	(88,779)	(90,173)	(39,814)

Net cash used in investing activities	(590,053)	(529,329)	(744,029)

Cash flows from financing activities:
Repurchase of common stock	(1,340,876)	(87,486)	—
Proceeds from employee stock plans	97,857	165,954	111,645
Principal payments on capital lease and term loan obligations	(511)	(1,940)	(1,787)
Excess tax benefits from stock-based compensation	164	899	677

Net cash provided by (used in) financing activities	(1,243,366)	77,427	110,535

Net increase in cash and cash equivalents	(1,062,172)	741,646	178,019
Cash and cash equivalents at beginning of period	1,847,074	1,105,428	927,409

Cash and cash equivalents at end of period	$784,902	$1,847,074	$1,105,428

Supplemental cash flow information:
Cash paid for interest	$722	$144	$297

Cash paid for income taxes, net	$14,096	$12,239	$4,836

Non-Cash Investing Activities:
Receivable from sale of equity investment	$—	$1,068	$7,681

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

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal years 2012, 2011 and 2010 were comprised of 52-week periods.

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Monte Carlo simulation and Black-Scholes valuation models to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the United States dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, time deposits, federal agency notes, commercial paper and money market funds.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash consisted of proceeds of insurance recoveries that the Company offset against payments that it was required to make in settlements related to the Company’s historic stock option granting practices. The final payments were made during fiscal 2010.

Investments

The Company’s marketable investments are classified as available-for-sale and are reported at fair value. Unrealized gains and losses of the Company’s available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income. The Company assesses whether an other-than-temporary impairment loss on its available-for-sale and trading securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are recorded as an impairment of investments in interest and other income within the consolidated statements of operations.

In general, investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

The Company also has equity investments in privately-held companies. If the Company has the ability to exercise significant influence, but not control, over the investee, or if the investee is a partnership type investment, the Company accounts for the investments under the equity method. If the Company does not have the ability to exercise significant influence over the operations of the investee, the Company accounts for the investment under the cost method. Investments in privately-held companies are included in other non-current assets.

Impairment of Investments

If a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to interest and other income within the consolidated statements of operations. However, if an impairment is due to credit losses, the Company considers other credit factors to account for the impairment loss.

Investments in privately-held companies are subject to a periodic impairment review. Investments are considered impaired when the fair value is below the investment’s cost basis and the decline in value is judged to be other than temporary. This assessment is based on a qualitative and quantitative analysis, including, but not limited to, the investee’s revenue and earnings trends, available cash and liquidity, and the status of the investee’s products and the related market for such products.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. Cash, Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables with respect to its served markets, as well as the customer base located primarily in the Asia Pacific Region, are substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

The allowance for doubtful accounts at January 28, 2012, January 29, 2011 and January 30, 2010 was $1.3 million, 1.2 million and $1.0 million, respectively. Please see “Note 1 – The Company and its Significant Accounting Policies – Revenue Recognition” for additional information on sales returns and allowances.

The following table sets forth sales to end customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	Year Ended
Customer	January 28, 2012	January 29, 2011	January 30, 2010
Western Digital	19%	21%	24%
Research in Motion	*	14%	*
Toshiba	*	*	15%

*	Less than 10% of net revenue

Subsequent to the end of fiscal 2012, Western Digital acquired Hitachi’s HDD unit. If this acquisition had occurred at the beginning of fiscal 2012, Western Digital would have represented 24% of net revenue in fiscal 2012. During fiscal 2012, Seagate acquired the HDD operations of Samsung. If this acquisition had occurred at the beginning of fiscal 2012, Seagate would have represented 11% of net revenue in fiscal 2012.

The Company’s accounts receivable were concentrated with three customers at January 28, 2012 representing 15%, 12% and 11% of gross accounts receivable, respectively, and were concentrated with four customers at January 29, 2011 representing 13%, 12%, 12% and 11% of gross accounts receivable, respectively.

In fiscal 2012, one distributor accounted for more than 10% of the Company’s net revenue, and in each of fiscal 2011 and 2010, no distributor accounted for more than 10% of the Company’s net revenue. The Company continuously monitors the creditworthiness of its distributors and believes these distributors’ sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventory is stated at the lower of cost or market. The Company records inventory excess and obsolescence provisions for estimated obsolete or unsellable inventory equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about future demand and market conditions. If actual future demand for the Company’s products is less than currently forecasted, additional inventory provisions may be required. Once a provision is recorded, it is maintained until the product to which it relates to is sold or otherwise disposed of. During fiscal 2012, the Company recorded $4.4 million of step-up fair market value adjustments to inventory acquired in acquisitions, based on the estimated selling price less reasonable profit allowance for the selling effort. Shipping and handling costs are classified as a component of cost of goods sold in the consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years for machinery and equipment, computer software, and furniture and fixtures. Buildings are depreciated over an estimated useful life of 30 years and building improvements are depreciated over estimated useful lives of 15 years.

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

Long-Lived Assets and Intangible Assets

Long-lived assets include property and equipment, technology licenses and intangible assets. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual cash position. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Please see “Note 7 – Goodwill and Acquired Intangible Assets” for further details regarding impairment of acquisition-related identified intangible assets.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of one to seven years for purchased technology, one to eight years for core technology, one to five years for customer intangibles, and one to five years for trade name. In-process research and development (“IPR&D”) is not depreciated until the completion of the related development.

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

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and rebates. However, some of the Company’s sales are made through distributors under agreements allowing for price protection, shipped from stock pricing adjustment rights, and limited rights of stock rotation on products unsold by the distributors. Although title passes to the distributor upon shipment terms and payment by the Company’s distributors is not contingent on resale of the product, product revenue on sales made through distributors with price protection, shipped from stock pricing adjustment rights and stock rotation rights are deferred until the distributors sell the product to end customers. Deferred revenue less the related cost of the inventories is reported as deferred income. The Company does not believe that there is any significant exposure related to impairment of deferred cost of sales, as its historical returns have been minimal and inventory turnover for its distributors generally ranges from 60 to 90 days. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products.

A portion of the Company’s net revenue is derived from sales through third party logistics providers, who maintain warehouses in close proximity to, and often located directly in the customer’s facilities. Revenue from sales through these third party logistics providers is not recognized until the product is pulled from stock by the customer.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company amortizes stock-based compensation

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense for time-based and market-based awards under the straight-line attribution method over the vest term which is generally four years for annual grants to employees and five years for new hire grants. Performance-based awards are amortized using the accelerated method.

The fair value of restricted stock units is based on the fair market value of the Company’s common shares on the date of grant. The Company estimates the fair value of stock option awards with time-based vesting on the date of grant using the Black Scholes option-pricing model. The fair value of option awards with market-based vesting provisions is estimated on the date of grant using a Monte Carlo simulation model. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service periods. The Black Scholes and Monte Carlo models incorporate various highly subjective assumptions including expected term of awards, expected future stock price volatility and expected forfeiture rates.

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

Comprehensive Income

Comprehensive income is comprised of net income and unrealized gains and losses on available-for-sale securities and foreign exchange contracts. For fiscal 2012, 2011 and 2010, net unrealized gains (losses) were reclassified as realized gains (losses) and recognized in the accompanying statement of operations upon the sale of the related marketable investments and maturity of the related contracts of $(0.3) million, $2.0 million and $(0.2) million, respectively.

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

Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. Based on the available evidence and judgment, the Company has determined that it is more likely than not that U.S. research credits and certain acquired net

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating losses will not be realized and therefore the Company has provided a full valuation allowance against these credits. If there is a change in the Company’s ability to realize its deferred tax assets, then the Company’s tax provision may decrease in the period in which it determines that realization is more likely than not.

As a multinational corporation, the Company conducts its business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company’s business is subject to the application of various and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which the Company operates. The Company recognizes the effect of income tax positions only if these positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of the Company’s tax liabilities involves the inherent uncertainty associated with the application of GAAP and complex tax laws. The Company believes it has adequately provided in its financial statements for additional taxes that it estimates may be required to be paid as a result of such examinations. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s accrued position. These tax liabilities, including the interest and penalties, are released pursuant to a settlement with tax authorities, completion of audit or expiration of various statutes of limitation. The material jurisdictions in which the Company may be subject to potential examination by tax authorities throughout the world include China, Israel, Singapore, Switzerland and the United States.

Warranty

The Company’s products are generally subject to warranty, which provides for the estimated future costs of repair, replacement or customer accommodation upon shipment of the product. The Company’s products carry a standard 90 day warranty, with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The warranty accrual is primarily estimated based on historical claims compared to historical revenues and assumes that the Company will have to replace products subject to a claim. For new products, the Company uses a historical percentage for the appropriate class of product. From time to time, the Company becomes aware of specific warranty situations, and it records specific accruals to cover these exposures.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements and related disclosures. The new guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective on a prospective basis for interim and annual periods beginning after December 15, 2011. The adoption of this guidance during the three months ended April 28, 2012 will not have any impact on the Company’s financial statements.

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

In September 2011, the FASB issued an amendment to the guidance regarding the testing of goodwill for impairment. The amended guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance during the three months ended April 28, 2012 will not have any impact on the Company’s financial statements.

Note 2 — Business Combinations:

Acquisitions in fiscal 2012

In April 2011, the Company acquired the PHY business of a company, which specializes in the design of networking devices. Under the purchase method of accounting, the total purchase price was determined to be $16.3 million and was allocated to tangible asset for $1.1 million, intangible assets for $13.6 million and goodwill for $1.6 million.

In December 2011, the Company acquired Xelerated AB (“Xelerated”), a company which specializes in network processing and programmable Ethernet switching solutions. The total purchase price was $75.2 million in cash, net of cash acquired. In addition to leveraging the existing acquired business and customer base, the objective of the acquisition is to expand the Company’s technology portfolio and enable more comprehensive integrated solutions for the networking market. The goodwill of $22.3 million is attributed to synergies specific to the Company in delivering these integrated solutions with its product portfolio, as well as the assembled workforce.

The terms of the Xelerated acquisition included contingent consideration of up to $5.0 million, based on specific revenue targets for the acquired business during calendar year 2011. Based on the actual results through the date of acquisition, the Company assessed there was no possibility of any of the earnout being paid, therefore the Company assigned no value to the contingent consideration. Subsequent to the end of the calendar year, the Company concluded that the earnout requirements were not met.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price of Xelerated was allocated as follows:

(In thousands)
Accounts receivable	$2,407
Inventory	6,481
Prepaid and other current assets	111
Property, plant and equipment	441

Tangible assets acquired	9,440
Goodwill	22,324
Intangible assets	51,800

Total assets acquired	83,564
Accounts payable	(256)
Accrued liabilities	(7,152)
Deferred tax liability	(1,000)

Net assets acquired	$75,156

Costs that were recognized separately from the acquisition were not significant and were expensed during the three months ended January 28, 2012. In addition to the consideration for the acquisition, the agreement includes retention bonuses totaling $4.3 million in cash over the next two years. These amounts will be expensed as compensation expense over the course of the retention period, as payment is contingent upon future employment.

The acquired intangible assets from Xelerated were recognized as follows based upon their fair value as of the acquisition date.

	Fair value (In thousands)	Estimated useful lives (in years)
Intangible assets:
Purchased technology	$25,800	6
Customer intangible	24,700	5
Trade name	1,300	5

Total	$51,800

The value of the purchased technology and trade name of $25.8 million and $1.3 million, respectively, were determined based on the relief from royalty method, and the value of customer intangible was determined using discounted cash flows.

Acquisitions in prior years

In July 2010, the Company purchased the assets of a company engaged in the development of powerline communications for home networking and broadband over powerline applications. Under the purchase method of accounting, the total purchase price of $20.7 million was allocated to tangible and intangible assets based on their fair values as of the date of the completion of the purchase. The Company recorded the purchase price allocation to tangible assets of $0.3 million, amortizable intangible assets of $7.8 million, IPR&D of $9.7 million and goodwill of $2.9 million.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2010, the Company completed the acquisition of a mobile software consulting firm specializing in user interface application software. The purchase consideration was determined to be $11.8 million and was allocated to intangible assets based on their fair values as of the date of the completion of the purchase under the purchase method of accounting. The Company recorded the purchase price allocation to amortizable intangible assets of $7.5 million and goodwill of $4.3 million. Additional consideration of $9.3 million, which will be paid to employees, is contingent on continuing employment and therefore will be expensed as compensation during the two years following the close of the acquisition.

The completed acquisitions in fiscal 2012 and 2011 both individually and in the aggregate were not significant to the Company’s consolidated statements of operations. The goodwill acquired is not deductible for tax purposes.

Note 3 — Investments:

The following tables summarize the Company’s investments (in thousands):

	As of January 28, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$685,563	$3,081	$(799)	$687,845
Foreign government	2,033	3	—	2,036
U.S. federal and state debt securities	770,298	1,437	(20)	$771,715

Total short-term investments	$1,457,894	$4,521	$(819)	$1,461,596
Long-term investments:
Available-for-sale:
Auction rate securities	$24,500	$—	$(1,285)	$23,215

Total long-term investments	$24,500	$—	$(1,285)	$23,215

Total investments	$1,482,394	$4,521	$(2,104)	$1,484,811

	As of January 29, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$648,278	$3,208	$(213)	$651,273
U.S. federal and state debt securities	431,174	561	(52)	431,683

Total short-term investments	$1,079,452	$3,769	$(265)	$1,082,956
Long-term investments:
Available-for-sale:
Auction rate securities	$27,850	$—	$(1,624)	$26,226

Total long-term investments	$27,850	$—	$(1,624)	$26,226

Total investments	$1,107,302	$3,769	$(1,889)	$1,109,182

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment in foreign government debt as of January 28, 2012 was in Canadian province debt. As of January 28, 2012, the Company’s investment portfolio included $24.5 million in par value of auction rate securities. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments, and other considerations. As of January 28, 2012, the fair value of the auction rate securities was $1.3 million less than the par value and was recorded in long-term investments.

Based on the Company’s assessment of its cash flow projections, a balance of approximately $2.2 billion in cash, cash equivalents and short-term investments and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Thus, the Company considers the impairment to be temporary and recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

The contractual maturities of available-for-sale securities at January 28, 2012 and January 29, 2011 are presented in the following table (in thousands):

	January 28, 2012		January 29, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$641,433	$642,317	$560,190	$560,999
Due between one and five years	816,461	819,279	519,262	521,957
Due over five years	24,500	23,215	27,850	26,226

	$1,482,394	$1,484,811	$1,107,302	$1,109,182

The following table shows those fair value and unrealized losses for those investments with gross unrealized losses, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	January 28, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$146,963	$(799)	$—	$—	$146,963	$(799)
U.S. federal and state debt securities	107,603	(20)	—	—	107,603	(20)
Auction rate securities	—	—	23,215	(1,285)	23,215	(1,285)

Total securities	$254,566	$(819)	$23,215	$(1,285)	$277,781	$(2,104)

	January 29, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$113,081	$(213)	$—	$—	$113,081	$(213)
U.S. Federal and State debt securities	91,962	(52)	—	—	91,962	(52)
Auction rate securities	—	—	26,226	(1,624)	26,226	(1,624)

Total securities	$205,043	$(265)	$26,226	$(1,624)	$231,269	$(1,889)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Supplemental Financial Information (in thousands):

Cash and cash equivalents

	January 28, 2012	January 29, 2011
Cash	$503,095	$340,236
Cash equivalents:
Commercial paper	12,500	9,797
Time deposits	205,060	159,938
Money market mutual fund	64,247	1,230,616
Federal agency notes	—	106,487

Total cash and cash equivalents	$784,902	$1,847,074

Inventories

	January 28, 2012	January 29, 2011
Work-in-process	$190,779	$156,108
Finished goods	163,340	89,340

Inventories	$354,119	$245,448

Property and equipment, net

	January 28, 2012	January 29, 2011
Machinery and equipment	$489,481	$435,900
Buildings	144,596	144,596
Computer software	81,852	74,966
Land	69,246	69,246
Building improvements	42,083	41,200
Leasehold improvements	37,237	34,142
Furniture and fixtures	24,450	23,498
Construction in progress	9,846	8,469

	898,791	832,017
Less: Accumulated depreciation and amortization	(514,990)	(473,577)

Property and equipment, net	$383,801	$358,440

The Company recorded depreciation expense of $63.5 million, $72.2 million and $87.3 million for fiscal 2012, 2011 and 2010, respectively.

Other non-current assets

	January 28, 2012	January 29, 2011
Technology and other licenses	$50,212	$51,642
Deferred tax assets	31,064	27,671
Deferred compensation	5,419	6,169
Prepayments for foundry capacity	759	5,289
Severance fund	1,734	4,819
Investments in privately held companies	6,309	3,950
Other	12,649	11,840

Other non-current assets	$108,146	$111,380

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2011, the Company sold a $2.3 million investment in a privately held company for proceeds of $10.2 million. The gain on the sale of $7.9 million was recorded in interest and other income on the consolidated statement of operations. In addition to the initial proceeds, the purchase agreement contained earn-out provisions whereby additional gains could be recognized if the related operations met specific operational targets during calendar year 2011. The Company did not recognize any gain during fiscal 2012 as the targets were not achieved by the related company. Amortization of technology and other licenses was $24.9 million, $21.0 million, and $11.7 million in fiscal 2012, 2011, and 2010, respectively.

Accrued liabilities

	January 28, 2012	January 29, 2011
Accrued rebates	$24,420	$32,405
Accrued royalties	16,896	14,018
Accrued legal expense	13,999	8,551
Accrued fees for tax, audit and other professional services	1,553	2,125
Customer advances for NRE services	4,170	3,515
Technology license obligations	5,250	4,850
Accrued sales/goods and services tax	1,218	3,679
Other	20,149	16,851

Accrued liabilities	$87,655	$85,994

Other long-term liabilities

	January 28, 2012	January 29, 2011
Technology license obligations	$11,255	$19,218
Long-term accrued employee compensation	10,059	9,258
Long-term facilities consolidation	2,136	3,271
Accrued severance	1,983	3,226
Other	7,035	4,367

Other long-term liabilities	$32,468	$39,340

Net income per share

The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Numerator:
Net income:	$615,091	$904,129	$353,456

Denominator:
Weighted average common shares outstanding:
Weighted average shares — basic	607,857	648,347	623,934
Effect of dilutive securities:
Common share options and other	15,411	28,531	29,807

Weighted average shares — diluted	623,268	676,878	653,741

Net income per share:
Basic	$1.01	$1.39	$0.57
Diluted	$0.99	$1.34	$0.54

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase 21.0 million common shares at a weighted average exercise price of $18.79 have been excluded from the computation of diluted net income per share for fiscal 2012 because including them would have been anti-dilutive.

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

In addition, as of January 28, 2012, options to purchase 3.1 million shares that contain a market-based condition for vesting have been excluded from the computation of diluted net income per share for fiscal 2012, as the market value of the Company’s shares as of January 28, 2012 was lower than the required market condition. Please see “Note 9 – Stock-Based Compensation” for additional details.

Comprehensive income (in thousands)

The changes in the components of other comprehensive income were as follows (in thousands):

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net income	$615,091	$904,129	$353,456
Other comprehensive income
Net unrealized gain on marketable securities	198	2,417	1,087
Net unrealized gain (loss) on auction rate securities	339	695	(1,010)
Net unrealized gain (loss) on cash flow hedges	(848)	(1,134)	341
Other	(5)	(1)	(585)

Total comprehensive income	$614,775	$906,106	$353,289

The components of accumulated other comprehensive income were as follows (in thousands):

	January 28, 2012	January 29, 2011
Unrealized gain on marketable securities	$3,702	$3,504
Unrealized loss on auction rate securities	(1,285)	(1,624)
Unrealized loss on cash flow hedges	(1,641)	(793)
Other	—	5

Accumulated other comprehensive income	$776	$1,092

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

As of January 28, 2012, the notional amounts of outstanding forward contracts were as follows (in thousands):

	January 28, 2012		January 29, 2011
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Israeli shekel	$42,637	$—	$56,360	$—
Euro	—	—	—	3,698

	$42,637	$—	$56,360	$3,698

Cash Flow Hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges for certain operating expenses denominated in Israeli shekels. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. The effective change is recorded in accumulated other comprehensive income and is subsequently reclassified to operating expense when the hedged expense is recognized. Ineffectiveness is recorded in interest and other income.

Other Foreign Currency Forward Contracts. The Company enters into foreign currency forward exchange contracts to hedge certain assets and liabilities denominated in various foreign currencies that it does not designate as hedges for accounting purposes. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in interest and other income.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in corporate debt securities are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.4% of total assets as of January 28, 2012.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of January 28, 2012 and January 29, 2011. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 28, 2012
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$64,247	$—	$—	$64,247
Corporate debt securities	—	12,500	—	12,500
Time deposit	—	205,060	—	205,060
Short-term investments:
U.S. federal and state debt securities	771,715	—	—	771,715
Corporate debt securities	—	687,845	—	687,845
Foreign government	—	2,036	—	2,036
Long-term investments:
Auction rate securities	—	—	23,215	23,215
Other non-current assets:
Severance pay fund	—	1,734	—	1,734

Total assets	$835,962	$909,175	$23,215	$1,768,352

Liabilities
Accrued liabilities:

Forward contracts	$—	$1,520	$—	$1,520

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 29, 2011
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$1,230,616	$—	$—	$1,230,616
US government and agencies	106,487	—	—	106,487
Corporate debt securities	—	9,797	—	9,797
Time deposit	—	159,938	—	159,938
Short-term investments:
US government and agencies	431,683	—	—	431,683
Corporate debt securities	—	651,273	—	651,273
Long-term investments:
Auction rate securities	—	—	26,226	26,226
Prepaid expense and other current assets:
Forward contracts	—	166	—	166
Other non-current assets:
Severance pay fund	2,425	2,394	—	4,819

Total assets	$1,771,211	$823,568	$26,226	$2,621,005

Liabilities
Accrued liabilities:

Forward contracts	$—	$804	$—	$804

The following table summarizes the change in fair values for Level 3 items for the year ended January 28, 2012:

Level 3
Changes in fair value during the year (pre-tax):
Beginning balance at January 31, 2010	$39,281
Purchases	—
Sales, redemption and settlement	(13,616)
Realized loss on sale	(134)
Unrealized gain included in accumulated other comprehensive income	695

Beginning balance at January 30, 2011	$26,226
Purchases	—
Sales, redemption and settlement	(3,350)
Realized loss on sale	—
Unrealized gain included in accumulated other comprehensive income	339

Ending balance at January 28, 2012	$23,215

Assets measured and recorded at fair value on a non-recurring basis as of January 28, 2012 and January 29, 2011 were not significant and consisted primarily of assets held for sale.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Goodwill and Acquired Intangible Assets:

Goodwill

The Company performed an annual assessment of goodwill impairment at the beginning of its fourth quarter of fiscal 2012 and 2011 and concluded that no impairment was necessary. The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance at January 30, 2010	$1,997,662
Additions due to business combinations	7,171

Balance at January 29, 2011	$2,004,833
Additions due to business combinations	27,158

Balance at January 28, 2012	$2,031,991

Acquired Intangible Assets

The carrying amounts of acquired intangible assets are as follows (in thousands):

		January 28, 2012			January 29, 2011
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	1 - 7 years	$103,490	$(50,906)	$52,584	$64,125	$(36,962)	$27,163
Core technology	1 - 8 years	178,000	(142,932)	35,068	178,800	(121,509)	57,291
Trade name	1 - 5 years	1,500	(232)	1,268	200	(149)	51
Customer intangible	4 - 7 years	89,900	(47,856)	42,044	118,600	(88,174)	30,426
IPR&D	*	10,541	—	10,541	9,700	—	9,700

Total intangible assets, net		$383,431	$(241,926)	$141,505	$371,425	$(246,794)	$124,631

*	Upon completion of the project, the related IPR&D assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to impair the related IPR&D asset.

Intangible assets, along with the related accumulated amortization, are removed for purposes of the above table in the period they become fully amortized. In fiscal 2012 and 2011, the Company did not record any impairment of acquisition related intangible assets. In fiscal 2010, the Company wrote-off $1.0 million of acquisition related intangible assets.

Based on the identified intangible assets recorded at January 28, 2012, the future amortization expense of identified intangibles excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
2013	$50,927
2014	36,254
2015	14,852
2016	12,088
2017	10,896
Thereafter	5,947

$130,964

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Restructuring:

During fiscal 2010, the Company continued to implement certain cost reduction measures that included reductions in workforce that had been announced during the three months ended May 2, 2009. In addition, the Company also restructured some facilities due to vacating certain locations. As a result, during fiscal 2010, Company recorded a restructuring charge of $21.7 million consisting of $8.6 million of severance and related employee benefits to terminated employees, facilities and related charges of $3.9 million and equipment and other related charges of $9.1 million.

During fiscal 2011, the Company subleased two of its previously vacated facilities and thus recorded an adjustment to the restructuring liabilities.

During fiscal 2011, as a result of the anticipated sale of one of its facilities, the Company classified the carrying value of the building as held for sale within prepaid expenses and other current assets. This resulted in a charge of $1.1 million to write-down the carrying value to fair value in research and development. During fiscal 2012, the Company completed the sale of the building held for sale to an independent third party for $6.8 million, equal to the revised carrying value of the building.

During the three months ended January 28, 2012, the Company assumed the facility lease obligations through the Xelerated acquisition. The Company vacated the facility immediately after the completion of the acquisition and recorded insignificant amount of restructuring charge. In addition, the Company continued to make payments and incur on-going operating expenses from its previously vacated facilities during fiscal 2012.

The following table sets forth an analysis of the components of the restructuring charges and the payments made for the years ended (in thousands):

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Restructuring liabilities, beginning of period	$3,306	$5,397	$7,685
Severance and related charges	—	—	8,640
Facilities and related charges	1,619	3,420	3,884
Equipment and other related charges	237	94	9,139
Non-cash adjustment	(506)	(1,272)	(4,882)
Net cash payments	(1,739)	(4,002)	(19,069)
Adjustments to previous assumptions	—	(331)	—

Restructuring liabilities, end of period	$2,917	$3,306	$5,397

The following table presents details of restructuring charges by functional line item (in thousands):

	January 28, 2012	January 29, 2011	January 30, 2010
Research and development	$728	$1,966	$15,046
Selling and marketing	8	—	1,838
General and administrative	1,120	1,217	4,779

	$1,856	$3,183	$21,663

The remaining restructuring liabilities will be paid out through fiscal 2018.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Shareholders’ Equity:

Common and Preferred Stock

As of January 28, 2012, the Company is authorized to issue 992 million shares of $0.002 par value common stock and eight million shares of $0.002 par value preferred stock. As of January 28, 2012 and January 29, 2011, no shares of preferred stock were outstanding.

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million common shares reserved for issuance thereunder as of January 28, 2012. Options granted under the Option Plan generally have a term of ten years and generally must be issued at prices equal to the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock at the time of the grant may not have a term exceeding five years and these options must be issued at prices of at least 110% of the fair market value of the stock on the date of grant. The options generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Options granted under the Option Plan subsequent to March 1, 2000 may only be exercised after vesting.

In addition, the Company can also grant stock awards, which may be subject to vesting. Further, the Company can grant restricted stock unit awards. Restricted stock unit awards are denominated in shares of stock, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant. As of January 28, 2012, 119.4 million shares remained available for future issuance under the Option Plan.

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

2007 Directors’ Stock Incentive Plan

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan (the “2007 Directors’ Plan”). Shareholders have approved 750,000 common shares for issuance, which is the total amount authorized under the 2007 Directors’ Plan. On March 15, 2012, the Board approved an amendment and restatement to revise the size of automatic annual awards under the 2007 Directors’ Plan. Prior to the amendment and restatement, each outside director was granted an option to purchase 50,000 common shares upon his or her initial appointment to the Company’s Board of Directors. These options vested one-third on the one year anniversary of the date of grant and one-third of the shares on each one-year anniversary thereafter.

In fiscal 2012, an outside director who had been serving on the Company’s Board of Directors for the prior six months was granted — upon re-election by the shareholders at the annual general meeting – an option to purchase 9,000 common shares immediately following each annual general meeting of shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anniversary of the date of grant. In addition, an outside director who had been serving on the Company’s Board of Directors for the prior six months was also granted a restricted stock unit award (the “Annual RSU Award”) that covered a number of shares with an aggregate fair market value as reported on the NASDAQ Global Select Market equal to $70,000 immediately following the annual general meeting of shareholders. These Annual RSU Awards vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant.

Beginning in fiscal 2013, each outside director who is appointed at the annual general meeting of shareholders, will be granted a stock option award that will cover a number of shares with an aggregate grant date fair value equal to $110,000 immediately following each annual general meeting of shareholders. In addition, each outside director will be granted an Annual RSU Award that will cover a number of shares with an aggregate fair market value equal to $110,000 immediately following each annual general meeting of shareholders. The annual stock option award and the Annual RSU Award vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant. An outside director who is elected or appointed after an annual general meeting of shareholders will receive a pro rata stock option award and restricted stock unit award based on the number of quarters completed since such annual general meeting of shares.

As of January 28, 2012, approximately 412,000 shares remained available for future issuance under the 2007 Directors’ Plan.

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, as amended and restated on October 31, 2011 (the “Restated Purchase Plan”), participants purchase the Company’s stock using payroll deductions, which may not exceed 15% of their total cash compensation. The Restated Purchase Plan had 26.3 million common shares reserved for issuance thereunder as of January 28, 2012. Pursuant to the terms of the Restated Purchase Plan, the “look-back” period for the stock purchase price was changed from six months to 24 months. This change was effective for the offering that began in December 2011 and is applicable for each successive offering period thereafter. Offering and purchase periods will continue to begin on December 8 and June 8 of each year. Participants enrolled in the new 24-month offering periods will continue in an offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in the new 24-month offering periods will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

During fiscal 2012, a total of 4.9 million shares were issued under the Restated Purchase Plan at a weighted-average price of $12.48. During fiscal 2011, a total of 10.9 million shares were issued under the Restated Purchase Plan at a weighted-average price of $5.27. During fiscal 2010, a total of 7.3 million shares were issued under the Restated Purchase Plan at a weighted-average price of $4.95.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Plan and Stock Award Activity

During the first quarter of fiscal 2012, the Company issued 3.1 million stock options with a market-based condition for a group of senior employees. The Company believes that such awards better align the interests of those employees with the interests of its shareholders. If the market price condition is not met within five years from the date of grant, the options automatically expire.

The following table summarizes the activity under the Option Plan, the 2007 Directors’ Plan and other stock based arrangements (in thousands, except for per share amounts):

	Time-Based Options		Market-Based Options		Total
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at January 31, 2009	85,054	$10.81	—	—	85,054	$10.81
Granted	1,819	$13.85	—	—	1,819	$13.85
Canceled/Forfeited	(3,726)	$15.45	—	—	(3,726)	$15.45
Expired	—	—	—	—	—	—
Exercised	(12,181)	$7.12	—	—	(12,181)	$7.12

Balance at January 30, 2010	70,966	$11.28	—	—	70,966	$11.28
Granted	2,018	$20.17	—	—	2,018	$20.17
Canceled/Forfeited	(2,700)	$18.47	—	—	(2,700)	$18.47
Expired	—	—	—	—	—	—
Exercised	(13,959)	$8.45	—	—	(13,959)	$8.45

Balance at January 29, 2011	56,325	$11.96	—	—	56,325	$11.96
Granted	3,477	$15.31	3,149	$15.43	6,626	$15.37
Canceled/Forfeited	(1,654)	$14.57	(25)	$15.43	(1,679)	$14.58
Expired	—	—	—	—	—	—
Exercised	(5,681)	$7.95	—	—	(5,681)	$7.95

Balance at January 28, 2012	52,467	$12.53	3,124	$15.43	55,591	$12.70

Vested or expected to vest at January 28, 2012	51,656	$12.51	2,698	$15.43	54,354	$12.66

Exercisable at January 28, 2012	42,122	$12.49	—	—	42,122	$12.49

As a result of the Company’s acquisitions in prior to fiscal 2005, the Company assumed stock options previously granted by the acquired companies. As of January 28, 2012, a total of 124,904 common shares were reserved for issuance upon exercise of outstanding options assumed from the acquisitions. The related options are included in the preceding tables. The options vest over four to five years and have eight to ten year terms.

The aggregate intrinsic value and weighted average remaining contractual term of time-based stock options vested and expected to vest at January 28, 2012 was $234.7 million and 4.6 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of time-based stock options exercisable at January 28, 2012 was $198.5 million and 3.9 years, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at January 28, 2012 was $1.0 million and 9.2 years, respectively.

The aggregate intrinsic value of stock options exercised during fiscal 2012, 2011 and 2010 was $41.8 million, $162.9 million and $124.5 million, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value is calculated based on the Company’s closing stock price as reported on the NASDAQ Global Select Market for all in-the-money options as of January 27, 2012.

As of January 28, 2012, compensation costs related to stock options and restricted stock units not yet recognized amounted to $157.0 million.

The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.9 years. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.5 years. Historically, the Company issued new shares to satisfy stock option exercises.

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for share prices):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 31, 2009	6,499	$9.58
Granted	78	$13.49
Vested	(3,376)	$10.20
Canceled/Forfeited	(455)	$6.50

Balance at January 30, 2010	2,746	$8.99
Granted	4,718	$20.76
Vested	(1,619)	$9.13
Canceled/Forfeited	(359)	$13.87

Balance at January 29, 2011	5,486	$18.75
Granted	6,877	$15.80
Vested	(2,014)	$15.90
Canceled/Forfeited	(703)	$16.81

Balance at January 28, 2012	9,646	$17.38

The aggregate intrinsic value of restricted stock units expected to vest as of January 28, 2012 was $133.1 million. The number of restricted stock units that are expected to vest is 8.4 million shares.

Stock-Based Compensation

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Cost of goods sold	$6,995	$7,522	$10,690
Research and development	85,924	82,524	89,766
Selling and marketing	12,920	11,769	15,298
General and administrative	14,024	16,590	10,845

	$119,863	$118,405	$126,599

Stock-based compensation of $2.1 million, $1.5 million and $1.6 million was capitalized in inventory as of January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based equity award on the date of grant using the Black-Scholes option pricing model and of each market-based equity award using a Monte Carlo simulation model:

Time-based Stock Options

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Estimated fair value	$6.05	$9.33	$6.32
Volatility	44%	53%	53%
Expected term (in years)	4.8	4.7	4.6
Risk-free interest rate	2.0%	2.2%	2.1%
Dividend yield	—	—	—

Market-based Stock Options

Year Ended
January 28, 2012
Estimated fair value	$5.08
Expected Volatility	42%
Risk-free interest rate	0.85 - 3.59%
Dividend yield	—

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

Employee Stock Purchase Plan

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Estimated fair value	$4.63	$5.91	$4.34
Volatility	44%	53%	51%
Expected term (in years)	1.1	0.5	1.1
Risk-free interest rate	0.1%	0.2%	0.6%
Dividend yield	—	—	—

The expected volatility for awards granted during fiscal 2012 is based on an equally weighted combination of historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The calculation of expected volatility for previous periods was based solely on historical stock price volatility. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Program

In August 2010, the Company announced that its board of directors had authorized a share repurchase program of up to $500 million of the Company’s common shares in open market, privately negotiated or block transactions.

In March, July and December 2011, the Company announced that its board of directors authorized the Company to repurchase up to an additional $500 million, respectively, for a total of $2.0 billion, of its outstanding common shares. The repurchase program is subject to market conditions and other factors and does not obligate the Company to repurchase any dollar amount or number of its common shares. The program may be extended, modified, suspended or discontinued at any time. The future repurchases, which are expected to be funded from the Company’s current cash and short-term investments position of over $2.2 billion, may occur in open market, privately negotiated or block transactions.

The Company repurchased 87.8 million common shares for $1.3 billion in cash during fiscal 2012 and repurchased 4.9 million common shares for $87.5 million in cash during fiscal 2011. The repurchased shares were retired immediately after the repurchases were completed.

As of January 28, 2012, the Company had completed share repurchases totaling $1.43 billion under its share repurchase program, with $571.6 million remaining available for repurchase under the program. Subsequent to fiscal 2012 year end and through March 16, 2012, the Company repurchased an additional 5.2 million common shares for $77.9 million at an average price per share of $15.12, bringing its total repurchases under the repurchase program to $1.51 billion.

Note 10 — Income Taxes:

The U.S. and non-U.S. components of income before income taxes consist of the following (in thousands):

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
U.S. operations	$28,039	$22,647	$12,714
Non-U.S. operations	591,020	887,815	330,396

	$619,059	$910,462	$343,110

The provision for income taxes consists of the following (in thousands):

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Current income tax expense (benefit):
Federal	$8,183	$1,111	$(35,778)
State	99	49	576
Foreign	(1,069)	3,282	11,500

Total current income tax expense	7,213	4,442	(23,702)

Deferred income tax expense (benefit):
Federal	(1,361)	7,025	(254)
State	1,078	3,037	(556)
Foreign	(2,962)	(8,171)	14,166

Total deferred income tax expense (benefit)	(3,245)	1,891	13,356

Total provision (benefit) for income taxes	$3,968	$6,333	$(10,346)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Deferred tax assets:
Federal and California research and other tax credits	$259,635	$225,695
Reserves and accruals	32,328	29,718
Stock compensation	2,678	2,880
Net operating losses	21,813	19,643

Gross deferred tax assets	316,454	277,936
Valuation allowance	(259,316)	(224,853)

Total deferred tax assets	57,138	53,083
Total deferred tax liabilities	(15,405)	(14,595)

Net deferred tax assets	$41,733	$38,488

The non-current portion of the deferred tax assets as of January 28, 2012 and January 29, 2011 was $31.1 million and $27.7 million, respectively, and is included with the other non-current assets. During fiscal 2012, deferred tax assets, net of a corresponding valuation allowance increased $3.2 million from the end of fiscal 2011, mostly due to the increase to the Israeli corporate tax rate that the Israeli Knesset approved on December 5, 2011.

As of January 28, 2012, the Company had net operating loss carryforwards available to offset future taxable income of approximately $84.9 million, $2.7 million and $7.5 million for foreign, U.S. federal and state of California purposes, respectively. The federal carryforwards will expire in various fiscal years between 2021 and 2031, and the California carryforwards will expire at various fiscal years between 2015 and 2022, if not utilized before these years. The losses in non-U.S. components can be carried forward indefinitely. The Company had, for U.S. federal income tax return purposes, research tax credit carryforwards of approximately $173.7 million that expire through fiscal 2032. As of January 28, 2012, the Company had unused California research and tax credit carryforwards of approximately $169.8 million, which can be carryforward indefinitely. Included in the U.S. federal and California carryforward amounts are $48.0 million and $49.9 million, respectively, that are attributable to excess tax benefits from stock options. Upon realization, the benefit associated with these credits will increase additional paid-in capital. The Company also has unused research tax credits and investment tax credit carryforwards of approximately $14.1 million in other U.S. states that expire through fiscal 2027 due to the statute of limitation.

During fiscal 2012, the Company generated research credits for U.S. federal and states far in excess of its current year tax liabilities. Based on the available objective positive and negative evidence, the Company has determined that it is more likely than not the federal and California research credits and certain acquired net operating losses will not be realized and therefore the Company has provided a full valuation allowance against these credits. It is not clear whether any of the research credit carryforward of $259.6 million will ever be used, therefore, the Company has recorded a valuation allowance on the entire research credit carryforward. The Company increased the net valuation allowance by $34.5 million from fiscal 2011, of which $34.7 million is related to an increase in research credits and a $0.2 million decrease in alternative minimum tax and U.S. net operating losses.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Provision at U.S. notional statutory rate	35.0%	35.0%	35.0%
Non-deductible stock-based compensation	6.9	5.6	13.3
Difference in U.S. and non-U.S. tax rates	(40.7)	(40.0)	(41.2)
Benefits from utilization of general business credits	(6.8)	(3.7)	(20.3)
Change in valuation allowance	5.6	3.4	18.4
Reserve	0.0	0.0	(9.2)
Other	0.6	0.4	1.0

Effective tax rate	0.6%	0.7%	(3.0)%

The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Unrecognized tax benefits as the beginning of the period	$102,612	$103,334	$115,295
Increases related to prior year tax positions	987	494	—
Decreases related to prior year tax positions	(307)	(149)	(3,226)
Increases related to current year tax positions	1,229	1,317	9,970
Settlements	(243)	—	(2,191)
Lapse in the statute of limitations	(9,529)	(10,293)	(22,682)
Foreign exchange (gain) loss	1,545	7,909	6,168

Gross amounts of unrecognized tax benefits as of the end of the period	$96,294	$102,612	$103,334

Included in the balances as of January 28, 2012 is $78.8 million of unrecognized tax benefit that would affect the effective income tax rate if recognized.

The amount of interest and penalties accrued as of January 28, 2012 was approximately $28.3 million and $7.0 million, respectively, as of January 29, 2011 was approximately $25.9 million and $7.5 million, respectively, and as of January 30, 2010 was approximately $22.2 million and $7.7 million, respectively.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of January 28, 2012, the material jurisdictions that are subject to examination include China, Israel, Singapore, Switzerland and the United States for the Company’s fiscal years 2002 through 2012. As of January 28, 2012, three of the Company’s non-U.S. entities are under examination, one for fiscal years 2006 through 2008, another for fiscal years 2007 and 2008, and the final for fiscal years 2005 through 2008.

During fiscal 2013, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlement with tax authorities and the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as the Company will have negotiations with various tax authorities throughout the year.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Economic Development Board of Singapore granted Pioneer Status to the Company’s wholly-owned subsidiary in Singapore in July 1999. This tax exemption was to expire after ten years, but the Economic Development Board in June 2006 agreed to extend the term to 15 years. Fiscal 2012 and 2011 tax savings associated with this tax holiday were approximately $3.1 million and $7.9 million, respectively, which if paid would impact the Company’s earnings per share results by $0.01 and $0.01 per share, respectively As a result, the Company anticipates that a significant portion of the income it earns in Singapore during this period will be exempt from the Singapore income tax. The Company is required to meet several requirements as to investment, headcount and activities in Singapore to retain this status.

Under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (“MISL”), the GTL branch and the cellular branch (formerly Marvell DSPC), are entitled to an approved and beneficial tax programs that includes reduced tax rates and exemption of certain income. The first program was approved for MISL in 1995 and the most recent was approved in 2003. Marvell DSPC has five approved programs with the first approved in 1990 and the most recent benefited enterprise approved in 2010. The benefit period is generally 10 to 15 years and begins in the first year in which the Company’s Israeli divisions earn taxable income from the approved or benefited enterprises, provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through 2020. A new amendment to the Encouragement law, which was approved by the Israeli government in December 2011, came into effect January 1, 2012. For fiscal 2012 and fiscal 2011, the benefit associated with these approved or benefited enterprise programs was $13.6 million and $18.4 million, respectively, which provided earnings per share benefit of $0.02 and $0.03, respectively.

During fiscal 2007, the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration each granted Marvell Switzerland Sarl a total of a ten year tax holiday commencing with its fiscal year beginning January 29, 2006. The fiscal 2012 and 2011 tax savings associated with this tax holiday is approximately $4.7 million and $4.5 million, respectively, which provided an earnings per share benefit of less than $0.01 for both years.

Note 11 — Benefit Plans:

The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 80% of eligible earnings subject to a required annual limit. The Company matches 100% of the employee contribution up to $500 per eligible employee on a quarterly basis. The participant must be employed by the Company on the last day of the calendar quarter to qualify for the match. At the end of the calendar year, the eligible employees receive a true-up match equal to the accumulated employee contribution for the calendar year up to $2,000. The Company made matching contributions to employees of $4.8 million, $4.5 million and $2.1 million during fiscal 2012, 2011 and 2010, respectively. As of January 28, 2012, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common shares through the 401(k) plan.

The Company also has voluntary defined contribution plans in various non-U.S. locations. The Company made contributions on behalf of employees totaling $15.7 million, $15.6 million and $11.5 million during fiscal 2012, 2011 and 2010, respectively. The Company also maintains a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were not significant.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Commitments and Contingencies:

Warranty Obligations

The Company’s products carry a standard 90 day warranty with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The following table presents changes in the warranty accrual included in accrued liabilities in the Company’s Consolidated Balance Sheets (in thousands):

	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Beginning balance	$2,439	$1,965	$2,093
Warranty expense	1,126	2,291	3,108
Acquisitions	408	—	—
Payments and other charges	(1,619)	(1,817)	(3,236)

Ending balance	$2,354	$2,439	$1,965

Lease Commitments

The Company leases some of its facilities, equipment, and computer-aided design software under non-cancelable operating leases. Future minimum lease payments, net of estimated sublease as of January 28, 2012, are presented in the following table (in thousands):

Fiscal Year:	Minimum Lease Paymens	Sublease Income	Net Operating Leases
2013	$68,333	$(296)	$68,037
2014	27,691	(143)	27,548
2015	21,896	—	21,896
2016	10,369	—	10,369
2017	6,318	—	6,318
Thereafter	4,382	—	4,382

Total future minimum lease payments	$138,989	$(439)	$138,550

Rent expense, net of sublease income for fiscal 2012, 2011 and 2010 was approximately $20.5 million, $17.1 million and $18.5 million, respectively.

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of January 28, 2012, these foundries had incurred approximately $226.6 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

Intellectual Property Indemnification

The Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third party intellectual property rights, including, but not limited to,

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contingencies

IPO Securities Litigation.    In 2001, two putative class action lawsuits were filed in the United States District Court for the Southern District of New York concerning certain alleged underwriting practices related to the Company’s initial public offering (the “IPO”) on June 29, 2000. The actions were consolidated and a consolidated complaint was filed, naming as defendants certain investment banks that participated in the IPO, the Company, and two of its officers, one of whom is also a director. Plaintiffs claimed that defendants violated certain provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by allegedly failing to disclose that the underwriters received “excessive” and undisclosed commissions and entered into unlawful “tie-in” agreements with certain of their clients. The consolidated complaint sought unspecified damages, interest and fees. In addition, this case was coordinated with hundreds of other lawsuits filed by plaintiffs against underwriters and issuers for approximately 300 other IPOs. Defendants in the coordinated proceedings moved to dismiss the actions. In February 2003, the trial court granted the motions in part and denied them in part, allowing certain claims to proceed.

The parties reached a global settlement of the coordinated litigation. Under the settlement, the insurers pay the full amount of settlement share allocated to the Company, and the Company bears no financial liability. The Company and other defendants received complete dismissals from the case. In 2009, the district court issued an order of final approval of the settlement. Certain objectors filed appeals, but those appeals all have been dismissed or withdrawn.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Wage and Hour Class Action.    On October 18, 2006, Dan Holton (“Holton”), a former employee of MSI, filed a civil complaint in Santa Clara County Superior Court. Holton alleges that MSI misclassified him as an exempt employee. Holton claims that due to its misclassification MSI owes him unpaid wages for overtime, penalties for missed meal periods, and various other penalties under the California Labor Code, as well as interest. Holton also pursues a cause of action for unfair business practices under the California Business & Profession Code. Holton brought his complaint as a class action. On July 8, 2009, the court granted certification of the following class: “All Individual Contributor Engineers who held the title of PCB Designer, Associate Engineer, Engineer, Staff Engineer and Senior Engineers, who at any time during the class period while holding these positions did not have a degree above a baccalaureate degree nor a degree above a baccalaureate degree in a field of science related to the work performed, and worked for MSI in California, at any time from October 19, 2002 through the present.” MSI disputed all plaintiff’s class claims. On November 23, 2011, the parties executed a settlement agreement and plaintiffs filed their motion for preliminary approval of the settlement. The settlement was approved by the Court on March 16, 2012, and will become effective after two additional settlement class members are notified and have an opportunity to object to the approval. The settlement amount has been recorded in the Company’s financial statements for fiscal 2012 and is not significant to the results of operations for fiscal 2012.

Carnegie Mellon Litigation.    On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company as defendants and alleging patent infringement. CMU has asserted two patents (U.S. Patent Nos. 6,201,839 and 6,438,180) purportedly relating to read-channel integrated circuit devices and the HDD products incorporating such devices. The complaint seeks unspecified damages and an injunction. On June 1, 2009, MSI and the Company filed their answers and MSI filed counterclaims to the complaint seeking declaratory judgments of non-infringement and invalidity as to both of the asserted patents. The claim construction hearing was held on April 12 and 13, 2010, and a ruling was issued on October 1, 2010. On April 29, 2010, MSI and the Company filed their amended answers and counterclaims. The Company and MSI filed a motion for partial summary judgment of invalidity on December 22, 2010, which was denied on September 28, 2011. MSI and the Company filed a second motion for partial summary judgment of invalidity on November 2, 2011, which was heard on December 6, 2011. Trial is set for November 26, 2012. MSI and the Company believe that they do not infringe any valid and enforceable claims of the asserted CMU patents in suit and intend to litigate this action vigorously. The Company is currently unable to estimate a possible loss or range of loss, if any.

USEI Litigation.    On October 9, 2009, U.S. Ethernet Innovations, LLC (“USEI”) filed a complaint in the Eastern District of Texas, in which USEI has accused a number of system manufacturers, including the Company’s customers, of patent infringement (the “USEI litigation”). Specifically, USEI has asserted that these

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers infringe U.S. Patent Nos. 5,307,459, 5,434,872, 5,732,094 and 5,299,313 (collectively, the “USEI patents in suit”), which purportedly relate to Ethernet technologies. The complaint seeks unspecified damages and an injunction.

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the court issued an order granting the Defendants’ motion to transfer the action to the Northern District of California; the case was formally transferred on August 23, 2010. On October 21, 2011, the court conducted a claim construction hearing, and a ruling was issued on January 31, 2012. The court has not yet set dates for trial. MSI believes that it does not infringe any valid and enforceable claim of the USEI patents in suit, and intends to litigate this action vigorously. The Company is currently unable to estimate a possible loss or range of loss, if any.

Lake Cherokee Patent Litigation.     On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. filed a complaint in the United States District Court in the Eastern District of Texas. The complaint names MSI and seven other defendants, and alleges infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents in suit”). The Lake Cherokee patents in suit purportedly relate to read-channel integrated circuit devices, and allegedly, to certain unspecified HDD products incorporating such devices. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims to the complaint on September 13, 2010. Defendants filed a motion to transfer on April 1, 2011, which was denied on February 13, 2012. Lake Cherokee filed an amended complaint on April 21, 2011. MSI filed its answer and counterclaims to the amended complaint on May 9, 2011. A Markman hearing is scheduled for May 23, 2012, and trial is set for August 5, 2013. MSI believes that it does not infringe any valid and enforceable claim of the Lake Cherokee patents in suit, and intends to litigate this action vigorously. The Company is currently unable to estimate a possible loss or range of loss, if any.

APT Patent Litigation.    On January 18, 2011, Advanced Processor Technologies, LLC, a subsidiary of Acacia Research Corp., filed a complaint in the United States District Court in the Eastern District of Texas. The complaint names MSI and eight other defendants and alleges infringement of U.S. Patent Nos. 6,047,359 (“’359 patent”) and 5,796,978 (“’978 patent”). The asserted patents purportedly relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. A first amended complaint was filed on January 26, 2011. The first amended complaint continues to assert the ‘359 patent against MSI, but appears to no longer assert the ‘978 patent against MSI. MSI filed its answer and counterclaims on April 15, 2011. A claim construction hearing is scheduled for January 29, 2013, and jury selection is set for July 1, 2013. MSI believes that it does not infringe any valid and enforceable claim of the APT patents in suit, and intends to litigate this action vigorously. The Company is currently unable to estimate a possible loss or range of loss, if any.

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

On November 21, 2011, MIL and MSI obtained a favorable settlement with LAMD relating to the Delaware and California cases, and both cases were subsequently dismissed.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MOSAID Litigation.    On March 16, 2011, MOSAID Technologies Inc. filed suit in the United States District for the Eastern District of Texas against MSI and 16 other companies. The complaint alleges that defendants’ products, which operate in compliance with the IEEE 802.11a, 802.11b, 802.11g, and 802.11n standards, infringe the six asserted patents (U.S. Patent Nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. A claim construction hearing is scheduled for February 18, 2014, and jury selection is set for August 4, 2014. MSI believes that it does not infringe any valid and enforceable claim of the MOSAID patents in suit, and intends to litigate this action vigorously. The Company is currently unable to estimate a possible loss or range of loss, if any.

Azure Networks Litigation.    On March 22, 2011, Azure Networks LLC and Tri-County Excelsior Foundation filed suit in the Eastern District of Texas against MSI and eight other companies. The suit alleges that MSI’s Bluetooth products infringe its U.S. Patent No. 7,756,129. MSI filed its answer and counterclaims on July 20, 2011. A claim construction hearing is scheduled for November 29, 2012, and trial is set for November 12, 2013. MSI believes that it does not infringe any valid and enforceable claim of the Azure Networks patents in suit, and intends to litigate this action vigorously. The Company is currently unable to estimate a possible loss or range of loss, if any.

Power Management Systems Litigation.    On August 22, 2011, Power Management Systems LLC, a subsidiary of Acacia Research Corp., filed a complaint against MSI and three other defendants, in the federal district court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which purportedly relates to a power management apparatus, against various products. The complaint seeks unspecified damages. A claim construction hearing is scheduled for September 27, 2012 and trial is set for November 25, 2013. MSI believes that it does not infringe any valid and enforceable claim of the Power Management patents in suit, and intends to litigate this action vigorously. The Company is currently unable to estimate a possible loss or range of loss, if any.

HSM/TPL Litigation.    On September 1, 2011, HSM Portfolio, LLC and Technology Properties Limited, LLC filed a complaint against the Company and its subsidiary, Marvell Semiconductor, Ltd. (“MSL”), in the federal district court for the District of Delaware. The complaint also named numerous other defendants. The complaint asserts U.S. Patent No. 5,030,853, purportedly relating to high speed logic and memory circuitry, against various products. The complaint seeks unspecified damages. On January 9, 2012, HSM/TPL filed an amended complaint adding MSI to the case. On February 15, 2012, the Company and MSL were dismissed from the case. MSI believes that it does not infringe any valid and enforceable claim of the HSM/TPL patents in suit, and intends to litigate this action vigorously intend to vigorously defend this action. The Company is currently unable to estimate a possible loss or range of loss, if any.

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

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Year Ended
Net Revenue:	January 28, 2012	January 29, 2011	January 30, 2010
United States	$194,638	$157,259	$127,399
China	1,496,864	1,209,982	721,445
Thailand	531,073	602,639	484,862
Malaysia	420,382	348,271	301,504
Japan	60,404	99,173	192,126
Others	689,679	1,194,569	980,351

	$3,393,040	$3,611,893	$2,807,687

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net:	January 28, 2012	January 29, 2011
Bermuda	$8,256	$9,797
China	32,205	27,361
Israel	26,061	18,389
Singapore	92,563	85,881
United States	207,848	202,049
Others	16,868	14,963

	$383,801	$358,440

The following table presents net revenue by end market (in thousands):

	Year Ended
Net Revenue by End Market	January 28, 2012	January 29, 2011	January 30, 2010
Storage products	$1,560,772	$1,650,465	$1,574,370
Mobile and Wireless	968,706	1,124,442	531,518
Networking	697,865	683,103	596,561
Other	165,697	153,883	105,238

	$3,393,040	$3,611,893	$2,807,687

Note 14 — Related Party Transactions:

MIL is party to a technology license agreement with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). MIL assumed this technology license agreement between VeriSilicon and UTStarco m, Inc. after the Company’s acquisition of the semiconductor business of UTStarcom in December 2005. MIL has subsequently entered into various addenda to this agreement for additional technology beyond the scope of the original agreement. During fiscal 2012, MIL entered into three new addenda with VeriSilicon related to the technology license agreement. In addition, in September 2010, MIL entered into a services agreement with VeriSilicon, pursuant to which VeriSilicon has agreed to provide design support services to MIL. Under the service agreement, VeriSilicon helped on two projects for MIL during fiscal 2012. In connection with all of its transactions, MIL paid $1.2 million and $2.6 million to VeriSilicon during fiscal 2012 and fiscal 2011, respectively. As of January 28, 2012, the Company had $1.0 million of liability to VeriSilicon. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon. Ms. Dai is a greater than ten percent shareholder of the Company and Dr. Sehat Sutardja is the Company’s President and Chief Executive Officer. Dr. Sehat Sutardja and Ms. Dai are husband and wife.

In December 2009, MIL entered into a technology license agreement with Vivante Corporation (“Vivante”) that provides for the license of graphics technology and associated services. This agreement restates, expands and succeeds previous agreements between the parties for the same technology. The total amount of the license fee was $12.0 million (paid over three years) and ten percent for support fees (paid over three years). In August 2011, MIL entered into an amendment to the technology license agreement to include other technology that included additional license fees. In connection with all of its transactions, MIL paid $5.8 million and $5.7 million to Vivante during fiscal 2012 and fiscal 2011, respectively. As of January 28, 2012, the Company had $5.8 million of liability to Vivante. Dr. Sehat Sutardja and Ms. Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Ms. Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Data (Unaudited)

The following table presents the unaudited consolidated statements of operations data for each of the eight quarters in the period ended January 28, 2012. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to fairly state the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any period should not be considered indicative of results to be expected in any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Part I, Item 1A “Risk Factors.”

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$802,402	$897,520	$950,417	$742,701
Gross profit	$467,927	$519,403	$538,317	$401,588
Net income	$146,861	$192,392	$195,121	$80,717
Net income per share:
Basic	$0.23	$0.32	$0.32	$0.14
Diluted	$0.22	$0.31	$0.32	$0.13

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$855,579	$896,474	$959,327	$900,513
Gross profit	$511,594	$529,792	$568,519	$528,714
Net income	$205,767	$219,777	$255,732	$222,853
Net income per share:
Basic	$0.32	$0.34	$0.39	$0.34
Diluted	$0.30	$0.33	$0.38	$0.33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of January 28, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2012, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of January 28, 2012 using the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of January 28, 2012 based on the COSO criteria. Our evaluation of the effectiveness of our internal control over the financial reporting as of January 28, 2012 did not include the internal controls of Xelerated AB (“Xelerated”). We excluded Xelerated from our assessment of internal control over financial reporting as of January 28, 2012 because it was acquired in a purchase business combination in December 2011 and is now wholly owned by Marvell Technology Group Ltd. Xelerated’s total assets and total revenues represent less than 1% of the related consolidated financial statement amounts as of and for the year ended January 28, 2012.

The effectiveness of our internal control over financial reporting as of January 28, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401 and 407(c)(3) of Regulation S-K with respect to our directors, director nominees and corporate governance is incorporated by reference herein to the information set forth under the captions “Board of Directors and Committees of the Board — Directors and Nominees” and “Board of Directors and Committees of the Board —Nominations for Election of Directors” in our definitive proxy statement in connection with our 2012 annual general meeting of shareholders (the “2012 Proxy Statement”), which will be filed with the SEC no later than 120 days after January 28, 2012. The information regarding our current executive officers required by this item is also included in Part I, Item 1 hereof under the caption “Executive Officers of the Registrant” and incorporated by reference herein.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement.

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

Committees of the Board of Directors

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and audit committee financial expert is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board — Committees of our Board of Directors” in our 2012 Proxy Statement.

Item 11.	Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board — Director Compensation Table,” “Executive Compensation” and “Executive Compensation Committee Interlocks and Insider Participation” in our 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of January 28, 2012:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (3)(4)	65,111,557	$12.89	146,100,256
Equity compensation plans not approved by security holders (5)	124,904	$0.11	—

Total	65,236,461	$12.87	146,100,256

(1)	Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of January 28, 2012).
(2)	The weighted average exercise price calculation does not take into account any restricted stock units as those units vest, without any cash consideration or other payment required for such shares.
(3)	Includes our Amended and Restated 1995 Stock Option Plan (the “1995 Plan”), our 1997 Directors’ Stock Option Plan, our Amended 2000 Employee Stock Purchase Plan (the “2000 ESPP”) and our 2007 Directors’ Stock Option Plan.
(4)	The number of shares reserved for grant under the 1995 Plan is subject to an annual increase in shares reserved for issuance equal to the lesser of (i) 20,000,000 Shares, or (ii) 2.5% of the outstanding shares of capital stock on such date, or (iii) an amount determined by the Board (provided that the amount approved by the Board shall not be greater than (i) or (ii)). The number of shares reserved for issuance under our 2000 ESPP includes an annual increase in shares reserved for issuance equal to the lesser of (i) 8,000,000 shares of Common Stock, or (ii) 1.5% of the outstanding shares of capital stock on such date, or (iii) an amount determined by the Board (provided that the amount approved by the Board shall not be greater than (i) or (ii)).
(5)	Consists of outstanding options to purchase 68,260 common shares to former option holders of SysKonnect GmbH in connection with our acquisition of SysKonnect GmbH, 48,920 common shares to former option holders of RADLAN Computer Communications Ltd. in connection with our acquisition of RADLAN Computer Communications Ltd., and 7,724 common shares to former option holders of Asica, Inc. in connection with our acquisition of Asica, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Related Party Transactions” in our 2012 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2012 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedule:

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Page Reference
Schedule II — Valuation and Qualifying Account	108

All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

See Item 15(b) below.

(b)	Index to Exhibits

Exhibit No.	Description
3.1	Memorandum of Association of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 6, 2006

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

10.2#	Form of Notice of Stock Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and Restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 (file no. 333-148621) as filed on January 11, 2008

Exhibit No.	Description

10.3#	2000 Employee Stock Purchase Plan (as amended and restated as of October 31, 2011), incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2011 as filed on December 2, 2011

10.4#	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on 10-Q for the period ended October 29, 2011 as filed on December 2, 2011

10.5#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s Quarterly Report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005

10.6#	2010 Amendment to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.7#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.8#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006 (for options granted prior to December 4, 2008)

10.8.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.8.2#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for options granted on or after August 2, 2010)

10.9#	Form of Restricted Stock Unit Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007 (for RSUs granted prior to December 4, 2008)

10.9.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.9.2#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for RSUs granted on or after August 2, 2010)

10.10#	Form of Notice of Grant of Stock Options (performance-based vesting) for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 2, 2008

10.11#	Form of Notice of Grant of Stock Options — Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

Exhibit No.	Description

10.12#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.13#	Reformation of Stock Option Agreement dated December 28, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.14#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.15#	Marvell Technology Group Ltd. Executive Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.16#	2007 Director Stock Incentive Plan, as amended and restated on June 28, 2011, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 1, 2011

10.16.1#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.16.2#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.16.3#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K as filed on July 1, 2011

10.19#	Employment Offer Letter executed on May 29, 2008 between the Company and Clyde Hosein, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 30, 2008

10.20#	Policy for Non-Business Use of Corporate Aircraft, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 23, 2008

10.21#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007

10.22#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 10, 2008

10.23#	Indemnification Arrangement with Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed on March 7, 2011

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit No.	Description

32.1~	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

32.2~	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Notice of Proposed Settlement of Derivative Action, incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K as filed on May 28, 2009

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Dated: March 27, 2012	By:	/s/ DR. SEHAT SUTARDJA
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

Name and Signature	Title	Date

/s/ SEHAT SUTARDJA Dr. Sehat Sutardja	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2012

/s/ CLYDE R. HOSEIN Clyde R. Hosein	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2012

/s/ PANTAS SUTARDJA Dr. Pantas Sutardja	Vice President, Chief Technology Officer, Chief Research and Development Officer and Director	March 27, 2012

/S/ JUERGEN GROMER Dr. Juergen Gromer	Director	March 27, 2012

/S/ TA-LIN HSU Dr. Ta-lin Hsu	Director	March 27, 2012

/s/ JOHN G. KASSAKIAN Dr. John G. Kassakian	Director	March 27, 2012

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 27, 2012

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Fiscal year ended January 28, 2012
Allowance for doubtful accounts and sales return reserve	$7,366	$4,393	$(9,096)	$2,663

Deferred tax valuation	$224,853	$34,694	$(231)	$259,316

Fiscal year ended January 29, 2011
Allowance for doubtful accounts and sales return reserve	$5,912	$12,217	$(10,763)	$7,366

Deferred tax valuation	$197,710	$30,621	$(3,478)	$224,853

Fiscal year ended January 30, 2010
Allowance for doubtful accounts and sales return reserve	$3,206	$6,714	$(4,008)	$5,912

Deferred tax valuation	$134,576	$77,353	$(14,219)	$197,710

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Memorandum of Association of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 6, 2006

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

10.2#	Form of Notice of Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 (file no. 333-148621) as filed on January 11, 2008

10.3#	2000 Employee Stock Purchase Plan (as amended and restated as of October 31, 2011), incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2011 as filed on December 2, 2011

10.4#	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on 10-Q for the period ended October 29, 2011 as filed on December 2, 2011

10.5#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s Quarterly Report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005

10.6#	2010 Amendment to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.7#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.8#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006 (for options granted prior to December 4, 2008)

10.8.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.8.2#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for options granted on or after August 2, 2010)

10.9#	Form of Restricted Stock Unit Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007 (for RSUs granted prior to December 4, 2008)

Exhibit No.	Description
10.9.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.9.2#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for RSUs granted on or after August 2, 2010)

10.10#	Form of Notice of Grant of Stock Options (performance-based vesting) for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 2, 2008

10.11#	Form of Notice of Grant of Stock Options — Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

10.12#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.13#	Reformation of Stock Option Agreement dated December 28, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.14#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.15#	Marvell Technology Group Ltd. Executive Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.16#	2007 Director Stock Incentive Plan, as amended and restated on June 28, 2011, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed on July 1, 2011

10.16.1#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.16.2#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.16.3#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K as filed on July 1, 2011

10.19#	Employment Offer Letter executed on May 29, 2008 between the Company and Clyde Hosein, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 30, 2008

10.20#	Policy for Non-Business Use of Corporate Aircraft, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 23, 2008

10.21#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007

Exhibit No.	Description
10.22#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 10, 2008

10.23#	Indemnification Arrangement with Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed on March 7, 2011

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

32.1~	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

32.2~	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Notice of Proposed Settlement of Derivative Action, incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K as filed on May 28, 2009

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.