Form 10-Q
period 2012-04-28
MARVELL TECHNOLOGY GROUP LTD
filed 2012-06-01
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

or

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

The number of common shares of the registrant outstanding as of May 25, 2012 was 563.4 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$880,559	$784,902
Short-term investments	1,322,122	1,461,596
Accounts receivable, net	417,382	407,263
Inventories	353,387	354,119
Prepaid expenses and other current assets	57,541	60,412
Deferred income taxes	10,635	10,669

Total current assets	3,041,626	3,078,961
Property and equipment, net	382,374	383,801
Long-term investments	23,215	23,215
Goodwill	2,031,991	2,031,991
Acquired intangible assets, net	127,150	141,505
Other non-current assets	112,169	108,146

Total assets	$5,718,525	$5,767,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$323,392	$304,695
Accrued liabilities	108,142	87,655
Accrued employee compensation	136,597	137,245
Deferred income	65,413	59,959

Total current liabilities	633,544	589,554
Non-current income taxes payable	130,727	131,579
Other long-term liabilities	31,724	32,468

Total liabilities	795,995	753,601
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, $0.002 par value	1,146	1,167
Additional paid-in capital	3,495,561	3,683,112
Accumulated other comprehensive income	2,317	776
Retained earnings	1,423,506	1,328,963

Total shareholders’ equity	4,922,530	5,014,018

Total liabilities and shareholders’ equity	$5,718,525	$5,767,619

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net revenue	$796,351	$802,402
Operating costs and expenses:
Cost of goods sold	366,322	334,475
Research and development	255,970	242,537
Selling and marketing	40,066	38,152
General and administrative	25,705	24,784
Amortization and write-off of acquired intangible assets	14,355	14,341

Total operating costs and expenses	702,418	654,289

Operating income	93,933	148,113
Interest and other income (expense), net	1,057	(218)

Income before income taxes	94,990	147,895
Provision for income taxes	447	1,034

Net income	$94,543	$146,861

Net income per share:
Basic	$0.16	$0.23

Diluted	$0.16	$0.22

Weighted average shares:
Basic	580,024	638,946

Diluted	594,739	657,140

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	April 28, 2012	April 30, 2011
Net income	$94,543	$146,861
Other comprehensive income, net of tax
Net unrealized gain on marketable securities	289	1,604
Net unrealized loss on auction rate securities	—	(56)
Net unrealized gain on cash flow hedges	1,252	3,940

Other comprehensive income, net	1,541	5,488

Comprehensive income	$96,084	$152,349

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net income	$94,543	$146,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,199	24,037
Stock-based compensation	27,192	27,480
Amortization and write-off of acquired intangible assets	14,355	14,341
Other expense, net	2,903	3,854
Excess tax benefits from stock-based compensation	(41)	(3)
Changes in assets and liabilities:
Accounts receivable	(10,119)	33,938
Inventories	201	(53,107)
Prepaid expenses and other assets	4,242	644
Accounts payable	21,249	(5,295)
Accrued liabilities and other	18,143	(5,450)
Accrued employee compensation	(648)	(14,880)
Deferred income	5,454	4,729

Net cash provided by operating activities	198,673	177,149

Cash flows from investing activities:
Purchases of marketable securities	(421,652)	(677,179)
Purchases of strategic investments	(5,000)	(1,750)
Sales and maturities of investments	558,777	272,547
Cash paid for acquisition, net	—	(16,330)
Purchases of technology licenses	(2,045)	(3,290)
Purchases of property and equipment	(18,904)	(17,018)

Net cash provided by (used in) investing activities	111,176	(443,020)

Cash flows from financing activities:
Repurchase of common stock	(223,157)	(803,501)
Proceeds from employee stock plans	17,803	9,841
Minimum tax withholding paid on behalf of employees for net share settlement	(8,879)	(4,634)
Principal payments on capital lease obligations	—	(511)
Excess tax benefits from stock-based compensation	41	3

Net cash used in financing activities	(214,192)	(798,802)

Net increase (decrease) in cash and cash equivalents	95,657	(1,064,673)
Cash and cash equivalents at beginning of period	784,902	1,847,074

Cash and cash equivalents at end of period	$880,559	$782,401

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

Reclassification

Certain amounts in the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements for prior years have been reclassified to conform to the fiscal 2013 presentation. Net operating results have not been affected by these reclassifications.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2013 has a 53-week period and fiscal 2012 had a 52-week period.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of April 28, 2012, the results of its operations for the three months ended April 28, 2012 and April 30, 2011, and its cash flows for the three months ended April 28, 2012 and April 30, 2011. The January 28, 2012 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 as filed on March 27, 2012 with the Securities and Exchange Commission. The results of operations for the three months ended April 28, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Monte Carlo simulation and Black-Scholes valuation models to calculate the fair value of stock-based awards that are granted. When carrying values of certain assets and liabilities are not readily available from other sources, their carrying values are estimated based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

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

Note 2. Recently Adopted Accounting Pronouncements

The Company adopted the new accounting standard that provides additional guidance on fair value measurements and related disclosures. This guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. The adoption of this guidance had no impact on the Company’s financial statements.

The Company also adopted the new accounting standard that permits an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. As a result, the Company has separately presented the Statements of Comprehensive Income for the three months ended April 28, 2012 and April 30, 2011 as part of its unaudited condensed consolidated financial statements and has elected to defer separate disclosure of reclassifications adjustments out of accumulated other comprehensive income.

The Company also adopted the new accounting standard that amends the previous guidance regarding the testing of goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The adoption of this guidance had no impact on the Company’s financial statements.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of April 28, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$665,144	$3,284	$(279)	$668,149
Foreign government	2,029	3	—	2,032
U.S. federal and state debt securities	650,958	996	(13)	651,941

Total short-term investments	$1,318,131	$4,283	$(292)	$1,322,122
Long-term investments:
Available-for-sale:
Auction rate securities	$24,500	$—	$(1,285)	$23,215

Total long-term investments	$24,500	$—	$(1,285)	$23,215

Total investments	$1,342,631	$4,283	$(1,577)	$1,345,337

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of January 28, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$685,563	$3,081	$(799)	$687,845
Foreign government	2,033	3	—	2,036
U.S. federal and state debt securities	770,298	1,437	(20)	$771,715

Total short-term investments	$1,457,894	$4,521	$(819)	$1,461,596
Long-term investments:
Available-for-sale:
Auction rate securities	$24,500	$—	$(1,285)	$23,215

Total long-term investments	$24,500	$—	$(1,285)	$23,215

Total investments	$1,482,394	$4,521	$(2,104)	$1,484,811

As of April 28, 2012, the Company’s investment portfolio included auction rate securities with an aggregate par value of $24.5 million. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments, and other considerations. The fair value of the auction rate securities as of April 28, 2012 was $1.3 million less than the par value and was recorded in long-term investments. Based on the Company’s assessment of its cash flow projections, a balance of approximately $2.2 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

The contractual maturities of available-for-sale securities at April 28, 2012 and January 28, 2012 are presented in the following table (in thousands):

	April 28, 2012		January 28, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$606,197	$607,181	$641,433	$642,317
Due between one and five years	709,435	712,441	816,461	819,279
Due over five years	26,999	25,715	24,500	23,215

	$1,342,631	$1,345,337	$1,482,394	$1,484,811

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	April 28, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$101,519	$(279)	$—	$—	$101,519	$(279)
U.S. federal and state debt securities	90,834	(13)	—	—	90,834	(13)
Auction rate securities	—	—	23,215	(1,285)	23,215	(1,285)

Total securities	$192,353	$(292)	$23,215	$(1,285)	$215,568	$(1,577)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 28, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$146,963	$(799)	$—	$—	$146,963	$(799)
U.S. federal and state debt securities	107,603	(20)	—	—	107,603	(20)
Auction rate securities	—	—	23,215	(1,285)	23,215	(1,285)

Total securities	$254,566	$(819)	$23,215	$(1,285)	$277,781	$(2,104)

Note 4. Supplemental Financial Information (in thousands)

	April 28, 2012	January 28, 2012
Inventories:
Work-in-process	$203,035	$190,779
Finished goods	150,352	163,340

Inventories	$353,387	$354,119

	April 28, 2012	January 28, 2012
Property and equipment, net:
Machinery and equipment	$501,202	$489,481
Buildings	144,596	144,596
Computer software	85,435	81,852
Land	69,246	69,246
Building improvements	42,124	42,083
Leasehold improvements	37,915	37,237
Furniture and fixtures	22,160	24,450
Construction in progress	6,887	9,846

	909,565	898,791
Less: Accumulated depreciation and amortization	(527,191)	(514,990)

Property and equipment, net	$382,374	$383,801

	April 28, 2012	January 28, 2012
Other non-current assets:
Technology and other licenses	$49,363	$50,212
Deferred tax assets	31,020	31,064
Deposits	11,217	11,532
Investments in privately held companies	11,044	6,309
Deferred compensation	4,191	5,419
Other	5,334	3,610

Other non-current assets	$112,169	$108,146

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	April 28, 2012	January 28, 2012
Accrued liabilities:
Accrued rebates	$42,400	$24,420
Accrued royalties	16,108	16,896
Accrued legal expense	14,353	13,999
Technology license obligations	8,250	5,250
Customer advances for NRE services	3,847	2,541
Other	23,184	24,549

Accrued liabilities	$108,142	$87,655

	April 28, 2012	January 28, 2012
Other long-term liabilities:
Technology license obligations	$10,368	$11,255
Long-term accrued employee compensation	10,231	10,059
Other	11,125	11,154

Other long-term liabilities	$31,724	$32,468

	April 28, 2012	January 28, 2012
Accumulated other comprehensive income:
Unrealized gain on marketable securities	$3,991	$3,702
Unrealized loss on auction rate securities	(1,285)	(1,285)
Unrealized loss on cash flow hedges	(389)	(1,641)

Accumulated other comprehensive income	$2,317	$776

Net income per share:

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

	Three Months Ended
	April 28, 2012	April 30, 2011
Numerator:
Net income	$94,543	$146,861

Denominator:
Weighted average common shares outstanding	580,024	638,946
Effect of dilutive securities:
Common share options and other	14,715	18,194

Weighted average shares — diluted	594,739	657,140

Net income per share:
Basic	$0.16	$0.23

Diluted	$0.16	$0.22

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	April 28, 2012	April 30, 2011
Anti-dilutive potential common shares:
Stock options:
Weighted average shares outstanding	22,120	13,245

Weighted-average exercise price:	$18.55	$20.83

Anti-dilutive potential common shares for stock options are excluded from the calculation of diluted earnings per share for the periods reported above since the effect of these shares was anti-dilutive because their exercise price exceeded the average market price during the period. In addition, options to purchase 3.1 million shares and 0.1 million shares for the three month ended April 28, 2012 and April 30, 2011, respectively, that contain market condition for vesting have been excluded from the calculation of diluted earnings per share since the market value of the Company’s shares as of April 28, 2012 and April 30, 2011 was lower than the required market condition. See Note 11 – Stock-Based Compensation” for additional details.

Note 5. Derivative Financial Instruments

The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short term effect of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows provided by operating activities. The Company uses quoted prices to value its derivative instruments.

As of April 28, 2012 and January 28, 2012, the notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	April 28, 2012	January 28, 2012
Israeli shekel	$22,177	$42,637

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

The fair value of foreign currency exchange contracts was not significant as of any period presented.

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

Level 1 - Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s Level 1 assets include its institutional money-market fund that are classified as cash equivalents and marketable investments in U.S. federal and state debt securities, which are valued primarily using quoted market prices utilizing market observable inputs. The Company’s Level 2 assets and liabilities include its marketable investments in corporate debt securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, foreign currency exchange contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.4% of total assets as of April 28, 2012.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of April 28, 2012 and January 28, 2012. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at April 28, 2012
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$7,269	$—	$—	$7,269
Corporate debt securities	—	63,491	—	63,491
Time deposit	—	218,470	—	218,470
Short-term investments:
U.S. federal and state debt securities	651,941	—	—	651,941
Corporate debt securities	—	668,149	—	668,149
Foreign government	—	2,032	—	2,032
Long-term investments:
Auction rate securities	—	—	23,215	23,215
Other non-current assets:
Severance pay fund	—	1,810	—	1,810

Total assets	$659,210	$953,952	$23,215	$1,636,377

Liabilities
Accrued liabilities:
Forward contracts	$—	$363	$—	$363

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 28, 2012
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$64,247	$—	$—	$64,247
Corporate debt securities	—	12,500	—	12,500
Time deposit	—	205,060	—	205,060
Short-term investments:
U.S. federal and state debt securities	771,715	—	—	771,715
Corporate debt securities	—	687,845	—	687,845
Foreign government	—	2,036	—	2,036
Long-term investments:
Auction rate securities	—	—	23,215	23,215
Other non-current assets:
Severance pay fund	—	1,734	—	1,734

Total assets	$835,962	$909,175	$23,215	$1,768,352

Liabilities
Accrued liabilities:
Forward contracts	$—	$1,520	$—	$1,520

The following tables summarize the change in fair value for Level 3 items (in thousands):

	Three months ended
	April 28, 2012	April 30, 2011
Beginning balance	$23,215	$26,226
Sales and redemption	—	(100)
Unrealized gain included in accumulated other comprehensive income	—	(56)

Ending balance	$23,215	$26,070

Note 7. Goodwill and Acquired Intangible Assets, Net (in thousands)

Goodwill

There was no change in goodwill during the three months ended April 28, 2012.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Intangible Assets, Net

		April 28, 2012			January 28, 2012
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Purchased technology	2.5 - 7 years	$103,490	$(55,395)	$48,095	$103,490	$(50,906)	$52,584
Core technology	6 - 8 years	178,000	(148,293)	29,707	178,000	(142,932)	35,068
Trade name	5 years	1,500	(307)	1,193	1,500	(232)	1,268
Customer contracts	5 - 7 years	89,900	(51,445)	38,455	89,900	(47,856)	42,044
In-process research and development	*	9,700	—	9,700	10,541	—	10,541

Total intangible assets, net		$382,590	$(255,440)	$127,150	$383,431	$(241,926)	$141,505

*	Upon completion of the project, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to write down the related IPR&D asset.

Based on the identified intangible assets recorded at April 28, 2012, the future amortization expense excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
Remainder of fiscal 2013	$37,413
2014	36,254
2015	14,852
2016	12,088
2017	10,896
Thereafter	5,947

$117,450

Note 8. Income Tax

The income tax provision for the three months ended April 28, 2012 included the current income tax liability of $3.2 million which was primarily offset by a net reduction in unrecognized tax benefits of $2.6 million primarily arising from the expiration of statute of limitations in non-U.S. jurisdictions less an increase in current unrecognized tax benefit estimates. The income tax provision for the three months ended April 30, 2011 was impacted by the current income tax liability of $3.4 million, partially offset by a net reduction in unrecognized tax benefits of $2.4 million primarily due to the expiration of the statute of limitations in non-U.S. jurisdictions.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlement with tax authorities and the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as the Company will have negotiations with various tax authorities throughout the year.

Note 9. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of April 28, 2012, these foundries had incurred approximately $264.2 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

Contingencies

Section 16(b) Litigation. On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short swing profits. The Company is named as a nominal defendant only, and no recovery is sought from the Company. In March 2009, the district court granted a motion to dismiss filed by the underwriter defendants, which caused the case against the Company to be dismissed. The plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit, and in December 2010, the Ninth Circuit reversed the dismissal and remanded to the district court. On January 25, 2011, the Ninth Circuit entered an order staying the mandate pending the filing of petitions for writ of certiorari in the United States Supreme Court by the underwriter defendants. No discovery has taken place. Both sides have filed petitions for writ of certiorari to the United States Supreme Court. The Supreme Court denied plaintiff’s writ, but granted the underwriters’ writ, which argued that the case should have been dismissed on statute of limitations grounds. On March 26, 2012, the U.S. Supreme Court issued its opinion in the case. The Court vacated and remanded the Ninth Circuit’s decision and held that the two-year statute of limitations for actions under Section 16(b) is not automatically subject to equitable tolling pending the filing of the public disclosure statement required by Section 16(a) of the Act. On May 15, 2012, the Ninth Circuit entered an order remanding the cases of the non-moving issuer defendants (including the Company) to the District Court for proceedings consistent with the opinion of the U.S. Supreme Court and dismissing with prejudice the cases of the moving issuer defendants. No further activity has taken place in the District Court. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

The case proceeded to trial on September 20, 2010. On November 24, 2010, a Santa Clara County jury returned a verdict in favor of MSI on all claims. On January 7, 2011, the court entered judgment in MSI’s favor. Pursuant to California Civil Procedure provisions, Jasmine filed motions for a new trial and for a judgment notwithstanding the verdict. These motions were heard by the court on February 25, 2011 and denied in written orders. Jasmine has appealed and MSI is contesting the appeal vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Wage and Hour Class Action. On October 18, 2006, Dan Holton (“Holton”), a former employee of MSI, filed a civil complaint in Santa Clara County Superior Court. Holton alleges that MSI misclassified him as an exempt employee. Holton claims that due to its misclassification MSI owes him unpaid wages for overtime, penalties for missed meal periods, and various other penalties under the California Labor Code, as well as interest. Holton also pursues a cause of action for unfair business practices under the California Business & Profession Code. Holton brought his complaint as a class action. On July 8, 2009, the court granted certification of the following class: “All Individual Contributor Engineers who held the title of PCB Designer, Associate Engineer, Engineer, Staff Engineer and Senior Engineers, who at any time during the class period while holding these positions did not have a degree above a baccalaureate degree nor a degree above a baccalaureate degree in a field of science related to the work performed, and worked for MSI in California, at any time from October 19, 2002 through the present.” MSI disputed all plaintiff’s class claims. On November 23, 2011, the parties executed a settlement agreement and plaintiffs filed their motion for preliminary approval of the settlement. The settlement was approved by the Court on March 16, 2012, and will become effective after three additional settlement class members are notified and have an opportunity to object to the approval. The final settlement approval hearing is set for July 6, 2012. The settlement amount, which was recorded in the Company’s financial statements in fiscal 2012, was not material to the Company’s results of operations.

Carnegie Mellon Litigation. On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company as defendants and alleging patent infringement. CMU has asserted two patents (U.S. Patent Nos. 6,201,839 and 6,438,180) purportedly relating to read-channel integrated circuit devices and the HDD products incorporating such devices. The complaint seeks unspecified damages and an injunction. On June 1, 2009, MSI and the Company

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

filed their answers and MSI filed counterclaims to the complaint seeking declaratory judgments of non-infringement and invalidity as to both of the asserted patents. The claim construction hearing was held on April 12 and 13, 2010, and a ruling was issued on October 1, 2010. On April 29, 2010, MSI and the Company filed their amended answers and counterclaims. MSI and the Company filed a motion for partial summary judgment of invalidity on December 22, 2010, which was denied on September 28, 2011. MSI and the Company filed a second motion for partial summary judgment of invalidity on November 2, 2011, which was denied on April 10, 2012. On April 20, 2012, MSI and the Company filed a motion for partial summary judgment of no infringement and no damages with respect to extraterritorial conduct, a summary judgment motion of no infringement and no damages with respect to licensed use and a summary judgment motion of non-infringement regarding Group II claims. On the same day, CMU filed a motion for partial summary judgment of no inequitable conduct. Trial is set for November 26, 2012. MSI and the Company believe that they do not infringe any valid and enforceable claims of the asserted CMU patents in suit and intend to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the court issued an order granting the Defendants’ motion to transfer the action to the Northern District of California; the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. On October 21, 2011, the court conducted a claim construction hearing, and a ruling was issued on January 31, 2012. A supplemental claim construction hearing was held on May 3, 2012. The court has not yet set dates for trial. MSI believes that it does not infringe any valid and enforceable claim of the USEI patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Lake Cherokee Patent Litigation. On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. filed a complaint in the United States District Court in the Eastern District of Texas. The complaint names MSI and seven other defendants, and alleges infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents in suit”). The Lake Cherokee patents in suit purportedly relate to read-channel integrated circuit devices, and allegedly, to certain unspecified HDD products incorporating such devices. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims to the complaint on September 13, 2010. Defendants filed a motion to transfer on April 1, 2011, which was denied on February 13, 2012. Lake Cherokee filed an amended complaint on April 21, 2011. MSI filed its answer and counterclaims to the amended complaint on May 9, 2011. A claim construction hearing was held on May 14, 2012, and trial is set for August 5, 2013. MSI believes that it does not infringe any valid and enforceable claim of the Lake Cherokee patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

APT Patent Litigations. On January 18, 2011, Advanced Processor Technologies, LLC (“APT”), a subsidiary of Acacia Research Corp., filed a complaint in the United States District Court in the Eastern District of Texas. The complaint names MSI and eight other defendants and alleges infringement of U.S. Patent Nos. 6,047,354 (“’354 patent”) and 5,796,978 (“’978 patent”). The asserted patents purportedly relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. A first amended complaint was filed on January 26, 2011. The first amended complaint continues to assert the ‘359 patent against MSI, but appears to no longer assert the ‘978 patent against MSI. MSI filed its answer and counterclaims on April 15, 2011. A claim construction hearing is scheduled for January 29, 2013, and jury selection is set for July 1, 2013.

On March 23, 2012, APT filed a separate complaint in the United States District Court in the Eastern District of Texas. The complaint alleges that MSI infringes U.S. Patent Nos. 6,092,172 and 6,629,207. The asserted patents purportedly relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction.

MSI believes that it does not infringe any valid and enforceable claim of the APT patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

MOSAID Litigation. On March 16, 2011, MOSAID Technologies Inc. filed suit in the United States District for the Eastern District of Texas against MSI and 16 other companies. The complaint alleges that defendants’ products, which operate in compliance with the IEEE 802.11a, 802.11b, 802.11g, and 802.11n standards, infringe the six asserted patents (U.S. Patent Nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. On March 28, 2012, MSI and other defendants

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

filed a motion to transfer. A claim construction hearing is scheduled for February 18, 2014, and jury selection is set for August 4, 2014. MSI believes that it does not infringe any valid and enforceable claim of the MOSAID patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Azure Networks Litigation. On March 22, 2011, Azure Networks LLC and Tri-County Excelsior Foundation filed suit in the Eastern District of Texas against MSI and eight other companies. The suit alleges that MSI’s Bluetooth products infringe its U.S. Patent No. 7,756,129. MSI filed its answer and counterclaims on July 20, 2011. On December 9, 2011, defendants filed a motion to dismiss or transfer venue to S.D.N.Y. or, alternatively, to N.D. Cal. A claim construction hearing is scheduled for November 29, 2012, and trial is set for November 12, 2013. MSI believes that it does not infringe any valid and enforceable claim of the Azure Networks patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Power Management Systems Litigation. On August 22, 2011, Power Management Systems LLC, a subsidiary of Acacia Research Corp., filed a complaint against MSI and three other defendants, in the federal district court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which purportedly relates to a power management apparatus, against various products. The complaint seeks unspecified damages. A claim construction hearing is scheduled for September 27, 2012 and trial is set for November 25, 2013. MSI believes that it does not infringe any valid and enforceable claim of the Power Management patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

HSM/TPL Litigation. On September 1, 2011, HSM Portfolio, LLC and Technology Properties Limited, LLC filed a complaint against the Company and its subsidiary, Marvell Semiconductor, Ltd. (“MSL”), in the federal district court for the District of Delaware. The complaint also named numerous other defendants. The complaint asserts U.S. Patent No. 5,030,853, purportedly relating to high speed logic and memory circuitry, against various products. The complaint seeks unspecified damages. On January 9, 2012, HSM/TPL filed an amended complaint adding MSI to the case. On February 15, 2012, the Company and MSL were dismissed from the case. MSI believes that it does not infringe any valid and enforceable claim of the HSM/TPL patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

General. The Company is also party to various other legal proceedings and claims arising in the normal course of business. The legal proceedings and claims described above could result in substantial costs and could divert the attention and resources of the Company’s management. Although the legal responsibility and financial impact with respect to each of these proceedings and claims cannot currently be ascertained, an unfavorable outcome in any of such actions could have a material adverse effect on the Company’s cash flows. As to each of the ongoing legal matters mentioned above, the Company is unable to predict its outcome and therefore cannot determine the likelihood of loss nor estimate a range of possible loss. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages or one-time license fees or royalty payments and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. The Company believes that it competes lawfully and that its marketing, business and intellectual property benefit is customers and shareholders, and it will continue to conduct a vigorous defense in these proceedings. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Bermuda. In addition, the Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. In general, the Company does not record any liability for these indemnities, commitments and guarantees in the accompanying unaudited condensed consolidated balance sheets as the amounts, if any, cannot be reasonably estimated. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10. Shareholders’ Equity

Stock Plans

Activity under the Company’s stock option plans for the three months ended April 28, 2012 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at January 28, 2012	52,467	$12.53	3,124	$15.43	55,591	$12.70
Granted	6,064	$15.21	—	$—	6,064	$15.21
Exercised	(2,286)	$7.79	—	$—	(2,286)	$7.79
Canceled/Forfeited	(384)	$18.12	(4)	$15.43	(388)	$18.09

Balance at April 28, 2012	55,861	$12.98	3,120	$15.43	58,981	$13.11

Vested or expected to vest at April 28, 2012	54,192	$12.93

Exercisable at April 28, 2012	42,275	$12.76

The aggregate intrinsic value and weighted average remaining contractual term of time-based stock options vested and expected to vest at April 28, 2012 was $186.4 million and 4.9 years, respectively. The aggregate intrinsic value and weighted average remaining contractual term of time-based stock options exercisable at April 28, 2012 was $161.9 million and 3.9 years, respectively. There was no aggregate intrinsic value for market-based stock options at April 28, 2012 and the weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at April 28, 2012 was 9.0 years. The Company’s closing stock price as reported on the NASDAQ Global Select Market for all in-the-money options as of April 27, 2012 is used to calculate the aggregate intrinsic value.

As of April 28, 2012, the unamortized compensation expense for time-based and market-based stock options was $63.7 million and $9.5 million, respectively. The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.8 years and 1.7 years, respectively.

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for prices):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 28, 2012	9,646	$17.38
Granted	6,588	$15.23
Vested	(2,227)	$18.09
Canceled/Forfeited	(481)	$19.36

Balance at April 28, 2012	13,526	$16.15

As of April 28, 2012, compensation costs related to restricted stock units not yet recognized amounted to $179.3 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated on October 31, 2011 (the “Restated Purchase Plan”) in the three months ended April 28, 2012 and April 30, 2011. As of April 28, 2012, there was $45.3 million of unrecognized compensation cost related to the Restated Purchase Plan.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchase Program

The Company repurchased 14.6 million common shares for $223.2 million in cash during the three months ended April 28, 2012 and repurchased 50.3 million common shares for $803.5 million in cash during the three months ended April 30, 2011. The repurchased shares were retired immediately after the repurchases were completed.

As of April 28, 2012, the Company had completed share repurchases totaling $1.7 billion under its share repurchase program, with $348.5 million remaining available for repurchase under the program.

In May 2012, after the end of the three months ended April 28, 2012, the board of directors authorized an additional $500 million for a total $2.5 billion to be used to repurchase the Company’s common shares under the program. Subsequent to the end of the three months ended April 28, 2012 and through May 25, 2012, the Company repurchased an additional 10.0 million common shares for $130.1 million at an average price per share of $13.00, bringing its total repurchases under the repurchase program to $1.8 billion.

Dividend Program

In May 2012, after the end of the three months ended April 28, 2012, the Company announced that it had declared the payment of its first quarterly dividend of $0.06 per share to be paid on July 11, 2012 to all shareholders of record as of June 21, 2012. The declared dividend will be paid from retained earnings. The Company intends to pay a regular quarterly cash dividend on its common shares subject to, among other things, the best interests of its shareholders, the Company’s results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law, and other factors that the board of directors may deem relevant.

Note 11. Stock-Based Compensation

The following table presents details of stock-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
Cost of goods sold	$2,123	$1,695
Research and development	17,174	19,593
Selling and marketing	3,036	2,654
General and administrative	4,859	3,538

	$27,192	$27,480

Stock-based compensation of $1.5 million and $2.1 million were capitalized in inventory as of April 28, 2012 and January 28, 2012.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based equity award on the date of grant using the Black-Scholes option pricing model and of each market-based equity award using a Monte Carlo simulation model:

	Three Months Ended
	April 28, 2012	April 30, 2011
Time-based Stock Options:
Weighted average fair value	$5.84	$6.06
Expected volatility	44%	42%
Expected term (in years)	4.8	4.8
Risk-free interest rate	0.9%	2.2%

	Three Months Ended
	April 28, 2012	April 30, 2011
Market-based Stock Options:
Weighted average fair value	$—	$5.08
Expected volatility	—%	42%
Risk-free interest rate	—%	0.85 - 3.59%

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each market-based stock option award is estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the above table, including the same volatility applied to the Company’s time-based options. Because a Monte Carlo simulation model incorporates ranges of assumptions for inputs, those ranges are disclosed where applicable. The Company uses historical data to estimate employee termination within the valuation model. The expected term of 2.66 years for market-based stock options granted during the three months ended April 30, 2011 was derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. There were no market-based stock options granted during the three months ended April 28, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. We make a number of forward-looking statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter; our expectations regarding industry trends; our expectations regarding the impact of the flooding in Thailand; our expectations regarding our inventory levels; our expectations regarding the amount of our future sales in Asia; our expectations regarding TD handset growth in China; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the second quarter ending July 28, 2012 compared with the first quarter ended April 28, 2012; our expectations regarding the impact of legal proceedings and claims; our ability to meet our capital needs for at least the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding future growth opportunities; our plan regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding unrecognized tax benefits; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products and the impact of seasonality on demand; our expectations regarding defects; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical and intensely competitive; the impact of the flooding in Thailand; our ability to successfully compete in the markets in which we serve; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of lengthy and expensive product sales cycles; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip devices leveraging our extensive portfolio of technology intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution compared to individual components. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet PHY, mobile handsets and other consumer electronics, wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. We are a fabless integrated circuit company, which means that we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

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

In this Quarterly Report on Form 10-Q, we refer to the fiscal year ended February 2, 2008 as fiscal 2008, the fiscal year ended January 29, 2009 as fiscal 2009, the fiscal year ended January 30, 2010 as fiscal 2010 the fiscal year ended January 29, 2011 as fiscal 2011, the fiscal year ended January 28, 2012 as fiscal 2012 and the fiscal year ending February 2, 2013 as fiscal 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 28, 2012.

Results of Operations

Net revenue for the three months ended April 28, 2012 was slightly lower as compared to the three months ended April 30, 2011 as our storage revenues have not yet fully recovered from the impact of the Thailand floods in October 2011. However, the growth in our revenue for products serving the TD phone market in China grew significantly over the last year helping to offset some of the storage impact.

•

We are on a path to full recovery from the impact of the natural disasters in the past year. Part of this recovery was seen in the first quarter of fiscal 2013, where our revenues in the storage end market increased sequentially, and we expect continued improvement in this end market in the second quarter of fiscal 2013. In fact, we expect revenues for the storage end market in the second half of the year to be at or above the pre-flood levels. This is partially due to the introduction of 500G per platter hard-disk drive products, which give us a lead over our competition.

•

In the networking end market, we have outperformed the market during the past year, maintaining flat revenues by introducing new products in what we believe are growth areas. This has offset the sluggish results in the overall networking end market. Our new products include our recently introduced PON products and 10 gigabyte switching, as well as the programmable network processers introduced following our acquisition of Xelerated.

•

Our investments in designing products for the TD smartphone market in China have led to a significant increase in revenue compared to the prior year. While we expect increased competition in this market in the second half of fiscal 2013, we expect this will continue to be a growth area for us.

•	We have a pipeline of growth opportunities, including solid-state drive controllers (“SSD”), digital entertainment, cloud computing and smart energy.

•

In May 2012, we announced our first quarterly dividend of $0.06. In addition, we continue to return value to shareholders through our stock repurchase program, with $1.7 billion repurchased over the last seven quarters. We recently increased the total available under the repurchase program by an additional $500 million, bringing the total available under the program to $2.5 billion.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	April 28, 2012	April 30, 2011
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	46.0	41.7
Research and development	32.1	30.2
Selling and marketing	5.0	4.7
General and administrative	3.3	3.1
Amortization and write-off of acquired intangible assets	1.8	1.8

Total operating costs and expenses	88.2	81.5

Operating income	11.8	18.5
Interest and other income (expense), net	0.1	(0.1)

Income before income taxes	11.9	18.4
Provision for income taxes	0.0	0.1

Net income	11.9%	18.3%

Three Months Ended April 28, 2012 and April 30, 2011

Net Revenue

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(in thousands, except percentage)
Net revenue	$796,351	$802,402	(0.8	) %

Net revenue for the three months ended April 28, 2012 was slightly lower compared to the three months ended April 30, 2011. Revenue for our products designed for the storage end market decreased in the three months ended April 28, 2012 compared to the three months ended April 30, 2011 as one of our key customers had not yet fully recovered from the impact of the floods that occurred in Thailand in October 2011. The decrease in storage revenue was mostly offset by an increase in revenue from our mobile SOC products for the TD handset market in China as this market continues to expand.

We currently expect overall net revenue for the three months ending July 28, 2012 to be between $840 million and $890 million.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. One distributor accounted for more than 10% of our net revenue for the three months ended April 28, 2012. For the comparable three months ended April 30, 2011, no single distributor accounted for more than 10% of our net revenue.

	Three Months Ended
	April 28,	April 30,
Customer	2012	2011
Western Digital	23%	21%
Toshiba	10%	*

*	Less than 10% of net revenue

During the three months ended April 28, 2012, Western Digital acquired Hitachi’s HDD unit. The percentage of net revenue for Western Digital for the three months ended April 30, 2011 has not been adjusted to reflect this acquisition.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 88% and 85% of our net revenue for the three months ended April 28, 2012 and April 30, 2011, respectively. We expect that a significant portion of our net revenue will continue to be represented by sales to our customers in Asia.

Cost of Goods Sold

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(in thousands, except percentage)
Cost of goods sold	$366,322	$334,475	9.5%
% of net revenue	46.0%	41.7%

The increase in cost of goods sold as a percentage of net revenue for the three months ended April 28, 2012 compared to the three months ended April 30, 2011 was primarily due to the product pricing declines outpacing the cost reductions received from our manufacturing partners. In addition, the gross margin mix of our net revenue declined compared to the year-ago period, driven by growth in new emerging businesses with lower gross margins. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending July 28, 2012 to be flat compared to the three months ended April 28, 2012.

Research and Development

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(in thousands, except percentage)
Research and development	$255,970	$242,537	5.5%
% of net revenue	32.1%	30.2%

The increase of $13.4 million in research and development expense for the three months ended April 28, 2012 compared to the three months ended April 30, 2011 was primarily attributable to a $20.0 million increase in personnel-related costs as a result of increased headcount and higher annual employee compensation. This was offset by a $2.4 million decrease in stock-based compensation expense primarily as the result of restricted stock units granted under a tender offer exchange program that were fully vested by the end of fiscal 2012 and by an overall decrease in discretionary spending.

We currently expect that research and development expense for the three months ending July 28, 2012 will be higher than the level of expense reported for the three months ended April 28, 2012 as we continue to invest in future growth.

Selling and Marketing

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(in thousands, except percentage)
Selling and marketing	$40,066	$38,152	5.0%
% of net revenue	5.0%	4.7%

Selling and marketing expense for the three months ended April 28, 2012 increased by $1.9 million compared to the three months ended April 30, 2011. The increase was primarily attributable to a $1.0 million increase in personnel-related costs from increased contractor and other professional services to grow new markets, as well as higher stock-based compensation expense. In addition, greater trade show and public relations activities also contributed to the increase.

We currently expect that selling and marketing expense for the three months ending July 28, 2012 will be higher than the level of expense reported for the three months ended April 28, 2012 primarily due to higher selling commissions as a result of higher net revenue in the quarter.

General and Administrative

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(in thousands, except percentage)
General and administrative	$25,705	$24,784	3.7%
% of net revenue	3.3%	3.1%

General and administrative expense for the three months ended April 28, 2012 increased slightly by $0.9 million compared to the three months ended April 30, 2011. The increase was driven by higher stock-based compensation of $1.3 million due to a full quarter of expense from the market-based stock options granted at the end of the three months ended April 30, 2011. The increase was partially offset by a decrease in legal expenses due to the settlement of several cases prior to the end of fiscal 2012.

We currently expect that general and administrative expense for the three months ending July 28, 2012 will be roughly flat with the level of expense reported for the three months ended April 28, 2012.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$14,355	$14,341	0.1%
% of net revenue	1.8%	1.8%

Amortization and write-off of acquired intangible assets for the three months ended April 28, 2012 includes a $0.8 million write-off of in-process research and development related to an abandoned project. Recurring amortization expense was slightly lower for the three months ended April 28, 2012 compared to the corresponding three months ended April 30, 2011 as intangible assets acquired in earlier acquisitions became fully amortized and were replaced by lower amortization expense from newly acquired intangible assets during the second half of fiscal 2012.

Interest and Other Income (Expense), Net

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(in thousands, except percentage)
Interest and other income (expense), net	$1,057	$(218)	(584.9)%
% of net revenue	0.1%	(0.1)%

The increase in interest and other income (expense), net, for the three months ended April 28, 2012 compared to the three months ended April 30, 2011 was primarily due to a decrease in losses from a revaluation of our foreign currency denominated tax liabilities, as the U.S. dollar weakened significantly during the three months ended April 30, 2011.

Provision for Income Taxes

	Three Months Ended
	April 28, 2012	April 30, 2011	% Change
	(in thousands, except percentage)
Provision for income taxes	$447	$1,034	(56.8)%
% of net revenue	0.0%	0.1%

For the three months ended April 28, 2012 and April 30, 2011, our effective tax rate was 0.5% and 0.7%, respectively. The income tax provision for the three months ended April 28, 2012 included the current income tax liability of $3.2 million, which was primarily offset by a net reduction in unrecognized tax benefits of $2.6 million primarily arising from the expiration of statute of limitations in non-U.S. jurisdictions less an increase for current tax estimates. The income tax provision for the three months ended April 30, 2011 was impacted by the current income tax liability of $3.4 million, partially offset by a net reduction in unrecognized tax benefits of $2.4 million primarily due to the expiration of the statute of limitations in non-U.S. jurisdictions.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlements with tax authorities and the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as we will have negotiations with various tax authorities throughout the year.

Liquidity and Capital Resources

Our principal source of liquidity as of April 28, 2012 consisted of approximately $2.2 billion of cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short term investments, together with cash generated from operations, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, repurchases of our common shares and quarterly dividends for at least the next 12 months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $198.7 million for the three months ended April 28, 2012. The cash inflows from operations for the three months ended April 28, 2012 were primarily due to $160.2 million of net income adjusted for non-cash items and positive working capital changes of $38.5 million. The increase in working capital for the three months ended April 28, 2012 was primarily driven by an increase in accounts payable and accrued liabilities. The increase in accounts payable was primarily driven by increased manufacturing spending in advance of higher expected revenues in the second quarter of fiscal 2013 and the increase in accrued liabilities was from an increase in accrued rebates.

Net cash provided by operating activities was $177.1 million for the three months ended April 30, 2011. The cash inflows from operations in the three months ended April 30, 2011 were primarily due to $216.6 million of net income adjusted for non-cash items, offset by a negative effect from changes in working capital.

Net Cash Provided by and (Used in) Investing Activities

Net cash provided by investing activities was $111.2 million for the three months ended April 28, 2012 compared to net cash used in investing activities of $443.0 million for the three months ended April 30, 2011. Net cash provided by investing activities for the three months ended April 28, 2012 was generated by proceeds from the sale and maturities of marketable securities of $558.8 million less purchases of marketable securities of $421.7 million. Net cash inflow from marketable securities in the first quarter of fiscal 2013 was offset by the purchase of $18.9 million of property and equipment, and $5.0 million for a new strategic investment.

The net cash used in investing activities in the three months ended April 30, 2011 was due to purchases of marketable securities of $677.2 million in excess of proceeds received from the sale and maturities of investments of $272.5 million. In addition, we purchased $17.0 million of property and equipment, and paid $16.3 million for an acquisition.

Net Cash Used in Financing Activities

Net cash used in financing activities was $214.2 million for the three months ended April 28, 2012 compared to net cash used in financing activities of $798.8 million for the three months ended April 30, 2011. For the three months ended April 28, 2012, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program of 14.6 million common shares in the open market for $223.2 million. The cash outflow was partially offset by net proceeds of $8.9 million from the issuance of our common shares under our stock-based plans less the minimum tax withholding paid on behalf of employees for net share settlements. For the three months ended April 30, 2011, net cash provided by financing activities was primarily attributable to repurchases under our share repurchase program of 50.3 million common shares in the open market for $803.5 million. The cash outflow was partially offset net proceeds of $5.2 million from the issuance of common shares under our stock-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

As of April 28, 2012, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

We presented our contractual obligations at January 28, 2012 in our Annual Report on Form 10-K for the fiscal year then ended. There has been no material changes outside the ordinary course of business in those obligations during three months ended April 28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of April 28, 2012. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate debt securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of April 28, 2012, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $14.6 million incremental decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of April 28, 2012, our investment portfolio included $24.5 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of April 28, 2012, the fair value of auction rate securities was $1.3 million less than par value and recorded in long-term investments.

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

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $11.0 million at April 28, 2012, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Commodity Price Risk. We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assessed surcharges to compensate for the rising commodity prices. We are currently restructuring certain manufacturing processes to use copper instead of gold in our products. While we continue to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations. We do not enter into formal hedging arrangements to mitigate against commodity risk.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 28, 2012, our disclosure controls and procedures were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended January 28, 2012 and subsequent reports on Forms 10-Q and 8-K. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the highly competitive nature of the end markets we serve, and specifically the semiconductor industry;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes;

•	increases in assembly costs due to commodity price increases, such as the price of gold;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	gain or loss of a key customer or design win;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to protect our intellectual property;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	impact of a significant natural disaster, including earthquakes, floods and tsunamis; and

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel;

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

In addition, the semiconductor providers competing for the mobile and wireless communication markets have experienced consolidation recently. In February 2011, Broadcom Corporation acquired NetLogic Microsystems. In addition, in September 2011, Texas Instruments Incorporated acquired National Semiconductor. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

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

In addition, the HDD industry has experienced consolidation over the past several years. For example, during fiscal 2010, Toshiba acquired the HDD operations of Fujitsu. In December 2011, Seagate completed the acquisition of Samsung’s HDD unit. In March 2012, Western Digital completed the acquisition of Hitachi’s HDD unit. Consolidation among our customers could lead to changing demand for our products, replacement of our products by the merged entity with those of our competitors and cancellation of orders, each of which could harm our results of operations. On the other hand, this could lead to increased opportunities for our products within the combined company if we can leverage our technology and customer relationships.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our three largest customers represented 35% of our net revenue in the three months ended April 28, 2012. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 88% of our net revenue in three months ended April 28, 2012, 88% of our net revenue in fiscal 2012 and 81% of our net revenue in fiscal 2011.

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

•

local laws and practices that favor local companies, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	difficulties in staffing and managing foreign operations;

•	natural disasters, including earthquakes, tsunamis and floods;

•	trade restrictions or higher tariffs;

•	transportation delays;

•	difficulties of managing distributors;

•	less effective protection of intellectual property than is afforded to us in the United States or other developed countries;

•	inadequate local infrastructure; and

•	exposure to local banking, currency control and other financial-related risks.

As a result of having global operations, the sudden disruption of the supply chain and/or the manufacture of our customer’s products caused by events outside of our control could impact our results of operations by impairing our ability to timely and efficiently deliver our products. During fiscal 2012, the earthquake and tsunami that affected Japan disrupted the global supply chain for certain components important to our products and the flooding in Thailand affected the supply chain and manufacturing of the products for a number of our customers.

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

We had approximately $2.0 billion of goodwill and $127.2 million of intangible assets on our balance sheet as of April 28, 2012. Under U.S. GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an annual assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our financial results. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

We have obtained from the Minister of Finance of Bermuda under the Exempt Undertakings Tax Protection Act 1966, as amended, an undertaking that, in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. We cannot assure that any future elected Government of Bermuda would not amend the Exempted Undertaking Tax Protection Act 1966 such that tax would be imposed in Bermuda.

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

Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. From time to time our subsidiaries and customers receive, and may continue to receive in the future, notices that allege claims of infringement, misappropriation or misuse of the intellectual property rights of third parties. For example, in recent years, multiple claims have been made against our subsidiaries and our customers related to standards-based technologies such as wireless LAN. In addition to standards-based infringement claims, infringement claims have also been directed against us and our subsidiaries’ proprietary technologies, particularly those related to storage technology, microprocessors and other circuit components. We have also had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, our subsidiaries and customers could face claims of infringement. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorneys fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:

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

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please see “Note 9 – Commitments and Contingencies” of our notes to the unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. In addition, as a result of a prior SEC settlement, we forfeited for three years our ability to invoke the “safe harbor” for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Because we could not benefit from the statutory safe harbor from June 2008 through June 2011, it may be more difficult for us to defend against any future claims based on any forward-looking statements issued during that timeframe.

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

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

On May 17, 2012, we announced the declaration of our first quarterly cash dividend. We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, the best interests of our shareholders, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law, and other factors that the board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our share price.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President and General Manager of Communications and Consumer Business of Marvell Semiconductor, Inc, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 18% of our outstanding common shares as of April 28, 2012. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information technology systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications and e-mail. These information technology systems are subject to damage or interruption from a number of potential sources including natural disasters, viruses, destructive or inadequate code, malware, power failures, cyber attacks, and other events. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks. We may incur significant costs in order to implement, maintain and/or update security systems that we feel are necessary to protect our information systems. A material breach in the security of our information systems could include the theft of our intellectual property or trade secrets, negatively impact our operations, or result in the compromise of personal and confidential information of our employees, customers or suppliers. While we believe that our information technology systems are appropriately controlled and that we have processes in place to adequately mitigate these risks, security procedures for information systems cannot be guaranteed to be failsafe. To the extent that any system failure, accident or security breach results in disruptions or interruptions to our operations or the theft, loss or disclosure of, or damage to our data or confidential information, our reputation, business, results of operations and/or financial condition could be materially adversely affected. In addition, a miscalculation of the level of investment needed to ensure our technology solutions are current and up-to-date as technology advances and evolves could result in disruptions in our business should the software, hardware or maintenance of such items become out-of-date or obsolete. Furthermore, when we implement new systems and/or upgrade existing systems, there is a risk that our business may be temporarily disrupted during the period of implementation.

We are subject to the risks of owning real property.

Our buildings in Santa Clara, California; Singapore; Etoy, Switzerland; and Shanghai, China subject us to the risks of owning real property, which include:

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

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third party foundries and assembly and test subcontractors. In the event of a natural disaster (such as an earthquake or Tsunami), political or military turmoil, widespread health issues or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.

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

•

requiring a vote of two-thirds of votes cast in person or by proxy to approve any change of corporate control in the event the action is not approved by at least 662/3% of the directors holding office at the date of the Board meeting to approve the action.

These change in corporate control provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended April 28, 2012.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended April 28, 2012 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 29 – February 25, 2012	—	$—	—	$571,638
February 26 – March 24, 2012	6,115	$15.20	6,115	$478,703
March 25 – April 28, 2012	8,448	$15.41	8,448	$348,481

Total	14,563	$15.32	14,563	$348,481

(1)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. During fiscal 2012, our board of directors authorized an additional $1.5 billion to be used to repurchase our common shares under the share repurchase program. In May 2012, we announced an additional increase of $500 million to the share repurchase program. This increases the total available under the program to $2.5 billion. We intend to effect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The program may be extended, modified, suspended or discontinued at any time. We may make repurchases in open market or privately negotiated transactions in order to effect our repurchases. Subsequent to the end of the first quarter of fiscal 2013 and through May 25, 2012, we repurchased an additional 10.0 million common shares for $130.1 million at an average price per share of $13.00, bringing our total repurchases under the share repurchase program to $1.8 billion.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report:

10.1#	2007 Director Stock Incentive Plan, as amended and restated on March 15, 2012

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

June 1, 2012	By:	/s/ Clyde R. Hosein
Date		Clyde R. Hosein
Chief Financial Officer and Secretary

EXHIBIT INDEX

10.1 #	2007 Director Stock Incentive Plan, as amended and restated on March 15, 2012

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.