Form 10-Q
period 2012-07-28
MARVELL TECHNOLOGY GROUP LTD
filed 2012-09-04
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

or

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

The number of common shares of the registrant outstanding as of August 24, 2012 was 557.8 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$906,108	$784,902
Short-term investments	1,228,085	1,461,596
Accounts receivable, net	390,772	407,263
Inventories	345,712	354,119
Prepaid expenses and other current assets	48,269	60,412
Deferred income taxes	10,635	10,669

Total current assets	2,929,581	3,078,961
Property and equipment, net	381,154	383,801
Long-term investments	18,103	23,215
Goodwill	2,031,991	2,031,991
Acquired intangible assets, net	114,127	141,505
Other non-current assets	109,596	108,146

Total assets	$5,584,552	$5,767,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$335,100	$304,695
Accrued liabilities	110,944	87,655
Accrued employee compensation	112,564	137,245
Deferred income	67,840	59,959

Total current liabilities	626,448	589,554
Non-current income taxes payable	125,901	131,579
Other long-term liabilities	29,089	32,468

Total liabilities	781,438	753,601
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, $0.002 par value	1,115	1,167
Additional paid-in capital	3,317,578	3,683,112
Accumulated other comprehensive income	1,378	776
Retained earnings	1,483,043	1,328,963

Total shareholders’ equity	4,803,114	5,014,018

Total liabilities and shareholders’ equity	$5,584,552	$5,767,619

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net revenue	$816,104	$897,520	$1,612,455	$1,699,922
Operating costs and expenses:
Cost of goods sold	381,839	378,117	748,161	712,592
Research and development	264,175	249,604	520,145	492,141
Selling and marketing	41,034	40,390	81,100	78,542
General and administrative	25,718	23,631	51,423	48,415
Amortization and write-off of acquired intangible assets	13,023	11,138	27,378	25,479

Total operating costs and expenses	725,789	702,880	1,428,207	1,357,169

Operating income	90,315	194,640	184,248	342,753
Interest and other income, net	5,864	2,064	6,921	1,846

Income before income taxes	96,179	196,704	191,169	344,599
Provision for income taxes	3,105	4,312	3,552	5,346

Net income	$93,074	$192,392	$187,617	$339,253

Net income per share:
Basic	$0.17	$0.32	$0.33	$0.54

Diluted	$0.16	$0.31	$0.32	$0.53

Weighted average shares:
Basic	562,362	608,511	571,193	623,728

Diluted	570,325	623,132	582,532	640,136

Cash dividend declared per share:	$0.06	$—	$0.06	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$93,074	$192,392	$187,617	$339,253
Other comprehensive (loss) income, net of tax:
Available-for-sale securities:
Change in unrealized gain on marketable securities	795	1,215	1,644	3,157
Less: Reclassification adjustments for net realized gains on marketable securities included in net income	(211)	(823)	(771)	(1,161)
Change in unrealized (loss) gain on auction rate securities	(112)	100	(112)	44
Derivative financial instruments:
Change in unrealized (loss) gain on cash flow hedges	(2,160)	(164)	(2,176)	4,488
Less: Reclassification adjustments for net realized loss (gain) on cash flow hedges included in net income	749	(1,041)	2,017	(1,753)
Other:	—	(115)	—	(115)

Other comprehensive (loss) income, net	(939)	(828)	602	4,660

Comprehensive income	$92,135	$191,564	$188,219	$343,913

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$187,617	$339,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,484	46,474
Stock-based compensation	60,420	57,835
Amortization and write-off of acquired intangible assets	27,378	25,479
Other expense, net	5,175	7,145
Excess tax benefits from stock-based compensation	(44)	(14)
Changes in assets and liabilities:
Accounts receivable	16,491	53,649
Inventories	8,033	(76,004)
Prepaid expenses and other assets	15,635	17,438
Accounts payable	27,537	6,999
Accrued liabilities and other	13,939	(91)
Accrued employee compensation	(24,681)	(29,267)
Deferred income	7,881	(8,334)

Net cash provided by operating activities	387,865	440,562

Cash flows from investing activities:
Purchases of marketable securities	(646,907)	(1,139,884)
Purchases of strategic investments	(5,750)	(2,253)
Sales and maturities of investments	881,309	681,069
Cash paid for acquisition, net	—	(16,760)
Purchases of technology licenses	(6,452)	(6,615)
Purchases of property and equipment	(29,734)	(42,245)

Net cash provided by (used in) investing activities	192,466	(526,688)

Cash flows from financing activities:
Repurchase of common stock	(473,484)	(939,241)
Proceeds from employee stock plans	57,329	46,623
Minimum tax withholding paid on behalf of employees for net share settlement	(9,477)	(4,868)
Dividend payments to shareholders	(33,537)	—
Principal payments on capital lease obligations	—	(511)
Excess tax benefits from stock-based compensation	44	14

Net cash used in financing activities	(459,125)	(897,983)

Net increase (decrease) in cash and cash equivalents	121,206	(984,109)
Cash and cash equivalents at beginning of period	784,902	1,847,074

Cash and cash equivalents at end of period	$906,108	$862,965

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

The Company

Marvell Technology Group Ltd., a Bermuda company (the “Company”), is a leading global semiconductor provider of high performance application specific standard products. The Company’s core strength of expertise is the development of complex System-on-a-Chip devices leveraging its extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. The Company also develops platforms that it defines as integrated hardware and software that incorporate digital computing technologies designed and configured to provide an optimal computing solution compared to individual components. The Company’s broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of July 28, 2012, the results of its operations for the three and six months ended July 28, 2012 and July 30, 2011, and its cash flows for the six months ended July 28, 2012 and July 30, 2011. The January 28, 2012 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 as filed on March 27, 2012 with the Securities and Exchange Commission. The results of operations for the three and six months ended July 28, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Monte Carlo simulation and Black-Scholes valuation models to calculate the fair value of share-based awards that are granted. When carrying values of certain assets and liabilities are not readily available from other sources, their carrying values are estimated based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

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

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The Company adopted the new accounting standard that provides additional guidance on fair value measurements and related disclosures at the beginning of fiscal 2013. This guidance clarifies the application of existing guidance on fair value measurement for non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. The adoption of this guidance had no impact on the Company’s financial statements.

The Company also adopted the new accounting standard that permits an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements at the beginning of fiscal 2013. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. As a result, the Company has separately presented the Statements of Comprehensive Income as part of its unaudited condensed consolidated financial statements and has elected to defer separate disclosure of reclassifications adjustments out of accumulated other comprehensive income.

The Company also adopted the new accounting standard that amends the previous guidance regarding the testing of goodwill for impairment at the beginning of fiscal 2013. This amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The adoption of this guidance had no impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Effective

In July 2012, the Financial Accounting Standards Board issued an amendment to its guidance regarding the testing of indefinite-lived intangible assets for impairment. This amended guidance allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with the guidance on the impairment of intangible assets other than goodwill. This amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have an impact on the Company’s financial statements.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of July 28, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$612,749	$3,775	$(55)	$616,469
Foreign government	2,026	10	—	2,036
U.S. federal and state debt securities	608,735	864	(19)	609,580

Total short-term investments	$1,223,510	$4,649	$(74)	$1,228,085
Long-term investments:
Available-for-sale:
Auction rate securities	$19,500	$—	$(1,397)	$18,103

Total long-term investments	$19,500	$—	$(1,397)	$18,103

Total investments	$1,243,010	$4,649	$(1,471)	$1,246,188

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of January 28, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$685,563	$3,081	$(799)	$687,845
Foreign government	2,033	3	—	2,036
U.S. federal and state debt securities	770,298	1,437	(20)	$771,715

Total short-term investments	$1,457,894	$4,521	$(819)	$1,461,596
Long-term investments:
Available-for-sale:
Auction rate securities	$24,500	$—	$(1,285)	$23,215

Total long-term investments	$24,500	$—	$(1,285)	$23,215

Total investments	$1,482,394	$4,521	$(2,104)	$1,484,811

As of July 28, 2012, the Company’s investment portfolio included auction rate securities with an aggregate par value of $19.5 million. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of the auction rate securities as of July 28, 2012 was $1.4 million less than the par value and was recorded in long-term investments. Based on the Company’s balance of approximately $2.1 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

The contractual maturities of available-for-sale securities at July 28, 2012 and January 28, 2012 are presented in the following table (in thousands):

	July 28, 2012		January 28, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$565,566	$566,593	$641,433	$642,317
Due between one and five years	655,445	658,976	816,461	819,279
Due over five years	21,999	20,619	24,500	23,215

	$1,243,010	$1,246,188	$1,482,394	$1,484,811

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss at July 28, 2012 and January 28, 2012 for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	July 28, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$36,290	$(32)	$4,852	$(23)	$41,142	$(55)
U.S. federal and state debt securities	91,791	(19)	—	—	91,791	(19)
Auction rate securities	—	—	18,103	(1,397)	18,103	(1,397)

Total securities	$128,081	$(51)	$22,955	$(1,420)	$151,036	$(1,471)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 28, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$146,963	$(799)	$—	$—	$146,963	$(799)
U.S. federal and state debt securities	107,603	(20)	—	—	107,603	(20)
Auction rate securities	—	—	23,215	(1,285)	23,215	(1,285)

Total securities	$254,566	$(819)	$23,215	$(1,285)	$277,781	$(2,104)

Note 4. Supplemental Financial Information (in thousands)

	July 28, 2012	January 28, 2012
Inventories:
Work-in-process	$160,575	$190,779
Finished goods	185,137	163,340

Inventories	$345,712	$354,119

	July 28, 2012	January 28, 2012
Property and equipment, net:
Machinery and equipment	$510,320	$489,481
Buildings	144,596	144,596
Computer software	86,819	81,852
Land	69,246	69,246
Building improvements	42,200	42,083
Leasehold improvements	38,879	37,237
Furniture and fixtures	22,840	24,450
Construction in progress	10,409	9,846

	925,309	898,791
Less: Accumulated depreciation and amortization	(544,155)	(514,990)

Property and equipment, net	$381,154	$383,801

	July 28, 2012	January 28, 2012
Other non-current assets:
Technology and other licenses	$46,384	$50,212
Deferred tax assets	30,966	31,064
Deposits	12,082	11,532
Investments in privately held companies	11,676	6,309
Deferred compensation	2,910	5,419
Other	5,578	3,610

Other non-current assets	$109,596	$108,146

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	July 28, 2012	January 28, 2012
Accrued liabilities:
Accrued rebates	$49,632	$24,420
Accrued royalties	13,160	16,896
Accrued legal expense	12,226	13,999
Technology license obligations	8,963	5,250
Customer advances for NRE services	4,284	2,541
Other	22,679	24,549

Accrued liabilities	$110,944	$87,655

	July 28, 2012	January 28, 2012
Other long-term liabilities:
Technology license obligations	$9,471	$11,255
Long-term accrued employee compensation	9,930	10,059
Other	9,688	11,154

Other long-term liabilities	$29,089	$32,468

	July 28, 2012	January 28, 2012
Accumulated other comprehensive income:
Unrealized gain on marketable securities	$4,575	$3,702
Unrealized loss on auction rate securities	(1,397)	(1,285)
Unrealized loss on cash flow hedges	(1,800)	(1,641)

Accumulated other comprehensive income	$1,378	$776

Net income per share:

The Company reports both basic net income per share, which is based on the weighted average number of common shares outstanding, and diluted net income per share, which is based on the weighted average number of common shares outstanding and potentially dilutive common shares. The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Numerator:
Net income	$93,074	$192,392	$187,617	$339,253

Denominator:
Weighted average common shares outstanding	562,362	608,511	571,193	623,728
Effect of dilutive securities:
Common share-based awards	7,963	14,621	11,339	16,408

Weighted average shares — diluted	570,325	623,132	582,532	640,136

Net income per share:
Basic	$0.17	$0.32	$0.33	$0.54

Diluted	$0.16	$0.31	$0.32	$0.53

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Anti-dilutive potential common shares:
Weighted average shares outstanding from stock options	29,488	22,447	26,553	19,218

Weighted-average exercise price:	$17.52	$18.59	$17.86	$19.19

Anti-dilutive potential common shares for stock options are excluded from the calculation of diluted earnings per share for the periods reported above because their exercise price exceeded the average market price during the period. The anti-dilutive shares reported above also include shares from stock options that contain market conditions for vesting since the market value of the Company’s stock as of July 28, 2012 and July 30, 2011 was lower than the required market condition. For the three and six months ended July 28, 2012, there were 3.1 million anti-dilutive shares from stock options that contain market conditions. For the corresponding three and six months ended July 30, 2011, there were 3.1 million and 1.6 million anti-dilutive shares, respectively, from stock options that contain market conditions. See Note 11 – “Share-Based Compensation” for additional details.

Note 5. Derivative Financial Instruments

The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments.

As of July 28, 2012 and January 28, 2012, the notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	July 28, 2012	January 28, 2012
Israeli shekel	$48,440	$42,637

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

Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s Level 1 assets include its institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. federal and state debt securities, which are valued primarily using quoted market prices. The Company’s Level 2 assets and liabilities include its marketable investments in corporate debt securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, foreign currency exchange contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.3% of total assets as of July 28, 2012.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of July 28, 2012 and January 28, 2012. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at July 28, 2012
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$93,827	$—	$—	$93,827
Corporate debt securities	—	30,243	—	30,243
Time deposits	—	214,706	—	214,706
Short-term investments:
U.S. federal and state debt securities	609,580	—		609,580
Corporate debt securities	—	616,469	—	616,469
Foreign government	—	2,036	—	2,036
Long-term investments:
Auction rate securities	—	—	18,103	18,103
Other non-current assets:
Severance pay fund	—	1,713	—	1,713

Total assets	$703,407	$865,167	$18,103	$1,586,677

Liabilities
Accrued liabilities:
Forward contracts	$—	$1,772	$—	$1,772

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 28, 2012
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$64,247	$—	$—	$64,247
Corporate debt securities	—	12,500	—	12,500
Time deposits	—	205,060	—	205,060
Short-term investments:
U.S. federal and state debt securities	771,715	—	—	771,715
Corporate debt securities	—	687,845	—	687,845
Foreign government	—	2,036	—	2,036
Long-term investments:
Auction rate securities	—	—	23,215	23,215
Other non-current assets:
Severance pay fund	—	1,734	—	1,734

Total assets	$835,962	$909,175	$23,215	$1,768,352

Liabilities
Accrued liabilities:
Forward contracts	$—	$1,520	$—	$1,520

The following table summarizes the change in fair value for Level 3 items (in thousands):

	Six Months Ended
	July 28, 2012	July 30, 2011
Beginning balance	$23,215	$26,226
Sales and redemption	(5,000)	(200)
Unrealized (loss) gain included in accumulated other comprehensive income	(112)	44

Ending balance	$18,103	$26,070

Note 7. Goodwill and Acquired Intangible Assets, Net (in thousands)

Goodwill

There was no change in goodwill during the six months ended July 28, 2012.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Intangible Assets, Net

		July 28, 2012			January 28, 2012
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Purchased technology	2.5 - 7 years	$103,490	$(59,867)	$43,623	$103,490	$(50,906)	$52,584
Core technology	6 - 8 years	178,000	(153,208)	24,792	178,000	(142,932)	35,068
Trade name	5 years	1,500	(374)	1,126	1,500	(232)	1,268
Customer contracts	5 - 7 years	89,900	(55,014)	34,886	89,900	(47,856)	42,044
In-process research and development	*	9,700	—	9,700	10,541	—	10,541

Total intangible assets, net		$382,590	$(268,463)	$114,127	$383,431	$(241,926)	$141,505

*	Upon completion of the project, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to write down the related IPR&D asset.

Based on the identified intangible assets recorded at July 28, 2012, the future amortization expense excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
Remainder of fiscal 2013	$24,390
2014	36,254
2015	14,852
2016	12,088
2017	10,896
Thereafter	5,947

$104,427

Note 8. Income Tax

The income tax provision for the three and six months ended July 28, 2012 included the current income tax liability of $5.9 million and $8.6 million, respectively, which were primarily offset by net reductions in unrecognized tax benefits of $3.4 million in the three months ended July 28, 2012 and $6.0 million in the six months ended July 28, 2012. These net reductions in unrecognized tax benefits primarily arose from the expiration of statute of limitations and from the settlement of an audit in non-U.S. jurisdictions less increases in current unrecognized tax benefit estimates.

The income tax provision for the three and six months ended July 30, 2011 included the current income tax liability of $4.9 million and $8.3 million, respectively, which were partially offset by a net reduction in unrecognized tax benefits of $1.0 million in the three months ended July 30, 2011 and $3.4 million in the six months ended July 30, 2011 primarily due to the expiration of the statute of limitations in non-U.S. jurisdictions less increases in current unrecognized tax benefit estimates.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to a potential settlement with tax authorities and/or the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as the Company will have negotiations with various tax authorities throughout the year.

Note 9. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of July 28, 2012, these foundries had incurred approximately $256.3 million of manufacturing costs and expenses related to the Company’s outstanding purchase orders.

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

Contingencies

Section 16(b) Litigation.    On October 9, 2007, a purported shareholder of the Company filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short swing trading, against the Company’s IPO underwriters. The complaint Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1632 filed in District Court for the Western District of Washington, seeks the recovery of short swing profits. The Company is named as a nominal defendant only, and no recovery is sought from the Company. In March 2009, the district court granted a motion to dismiss filed by the underwriter defendants, which caused the case against the Company to be dismissed. The plaintiff appealed to the U.S. Court of Appeals for the Ninth Circuit, and in December 2010, the Ninth Circuit reversed the dismissal and remanded to the district court. On January 25, 2011, the Ninth Circuit entered an order staying the mandate pending the filing of petitions for writ of certiorari in the United States Supreme Court by the underwriter defendants. Both sides have filed petitions for writ of certiorari to the United States Supreme Court. The Supreme Court denied plaintiff’s writ, but granted the underwriters’ writ, which argued that the case should have been dismissed on statute of limitations grounds. On March 26, 2012, the U.S. Supreme Court issued its opinion in the case. The Court vacated and remanded the Ninth Circuit’s decision and held that the two-year statute of limitations for actions under Section 16(b) is not automatically subject to equitable tolling pending the filing of the public disclosure statement required by Section 16(a) of the Act. On May 15, 2012, the Ninth Circuit entered an order remanding the cases of the non-moving issuer defendants (including the Company) to the District Court for proceedings consistent with the opinion of the U.S. Supreme Court and dismissing with prejudice the cases of the moving issuer defendants. On June 11, 2012, the plaintiff filed a Notice of Dismissal in the District Court, dismissing the action against the Company with prejudice as to the adequacy of the pre-suit demand letters in accordance with the Ninth Circuit’s opinion and without prejudice as to all other issues.

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

Wage and Hour Class Action.    On October 18, 2006, Dan Holton (“Holton”), a former employee of MSI, filed a civil complaint in Santa Clara County Superior Court. Holton alleges that MSI misclassified him as an exempt employee. Holton claims that due to its misclassification MSI owes him unpaid wages for overtime, penalties for missed meal periods, and various other penalties under the California Labor Code, as well as interest. Holton also pursues a cause of action for unfair business practices under the California Business & Profession Code. Holton brought his complaint as a class action. On July 8, 2009, the court granted certification of the following class: “All Individual Contributor Engineers who held the title of PCB Designer, Associate Engineer, Engineer, Staff Engineer and Senior Engineers, who at any time during the class period while holding these positions did not have a degree above a baccalaureate degree nor a degree above a baccalaureate degree in a field of science related to the work performed, and worked for MSI in California, at any time from October 19, 2002 through the present.” MSI disputed all of plaintiff’s class claims. On November 23, 2011, the parties executed a settlement agreement and plaintiffs filed their motion for preliminary approval of the settlement. The settlement was preliminarily approved by the Court on March 16, 2012. No class members objected to the settlement, and the Court approved the settlement at the final settlement approval hearing on July 6, 2012. The settlement amount, which was recorded in the Company’s financial statements in fiscal 2012, was not material to the Company’s results of operations.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Carnegie Mellon Litigation.    On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which purportedly relate to read-channel integrated circuit devices and the HDD products incorporating such devices. The complaint seeks unspecified damages and an injunction. On June 1, 2009, MSI and the Company filed their answers and MSI filed counterclaims to the complaint seeking declaratory judgments of non-infringement and invalidity as to both of the asserted patents. The claim construction hearing was held on April 12 and 13, 2010. On April 29, 2010, MSI and the Company filed their amended answers and counterclaims. The court issued a Markman ruling on October 1, 2010. MSI and the Company filed a motion for partial summary judgment of invalidity on December 22, 2010, which was denied on September 28, 2011. MSI and the Company filed a second motion for partial summary judgment of invalidity on November 2, 2011, which was denied on April 10, 2012. On April 20, 2012, MSI and the Company filed a motion for partial summary judgment of no infringement and no damages with respect to extraterritorial conduct, a summary judgment motion of no infringement and no damages with respect to licensed use and a summary judgment motion of non-infringement regarding Group II claims. A hearing on summary judgment motions was held on July 10 and 11, 2012. On August 24, 2012, the Court granted in part and denied in part the motion of no infringement and no damages with respect to extraterritorial conduct; granted in part and denied in part the motion of no infringement and no damages with respect to licensed use; and granted the motion of non-infringement regarding Group II claims. A jury trial is set for November 26, 2012. MSI and the Company strongly dispute their liability and the damages claimed by CMU. MSI and the Company believe that they do not infringe any valid and enforceable claims of the asserted CMU patents in suit and intend to litigate this action vigorously (including any potential appeal, as necessary). Based on the procedural posture and the nature of the litigation, the Company is currently unable to predict the outcome of this lawsuit.

USEI Litigation.    On October 9, 2009, U.S. Ethernet Innovations, LLC (“USEI”) filed a complaint in the United States District Court for the Eastern District of Texas, in which USEI has accused a number of system manufacturers, including the Company’s customers, of patent infringement (the “USEI litigation”). Specifically, USEI has asserted that these customers infringe U.S. Patent Nos. 5,307,459, 5,434,872, 5,732,094 and 5,299,313 (collectively, the “USEI patents in suit”), which purportedly relate to Ethernet technologies. The complaint seeks unspecified damages and an injunction.

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

Lake Cherokee Patent Litigation.    On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. filed a complaint in the United States District Court for the Eastern District of Texas. The complaint names MSI and seven other defendants, and alleges infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents in suit”). The Lake Cherokee patents in suit purportedly relate to read-channel integrated circuit devices, and allegedly, to certain unspecified HDD products incorporating such devices. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims to the complaint on September 13, 2010. Defendants filed a motion to transfer on April 1, 2011, which was denied on February 13, 2012. Lake Cherokee filed an amended complaint on April 21, 2011. MSI filed its answer and counterclaims to the amended complaint on May 9, 2011. A claim construction hearing was held on May 14, 2012, and a ruling was issued on August 6, 2012. Trial is set for August 5, 2013. MSI believes that it does not infringe any valid and enforceable claim of the Lake Cherokee patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

APT Patent Litigations.    On January 18, 2011, Advanced Processor Technologies, LLC (“APT”), a subsidiary of Acacia Research Corp., filed a complaint in the United States District Court for the Eastern District of Texas. The complaint names MSI and eight other defendants and alleges infringement of U.S. Patent Nos. 6,047,354 (“’354 patent”) and 5,796,978 (“’978 patent”). The asserted patents purportedly relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. A first amended complaint was filed on January 26, 2011. The first amended complaint continues to assert the ‘354 patent against MSI, but appears to no longer assert the ‘978 patent against MSI. MSI filed its answer and counterclaims on April 15, 2011. A claim construction hearing is scheduled for January 29, 2013, and jury selection is set for July 1, 2013. On March 23, 2012, APT filed a separate complaint in the United States District Court for the Eastern District of Texas. The complaint alleges that MSI infringes U.S. Patent Nos. 6,092,172 and 6,629,207. The asserted patents purportedly relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims on May 25, 2012. In both cases, ARM filed a motion to intervene on July 23, 2012 and a motion to transfer on July 27, 2012. MSI believes that it does not infringe any valid and enforceable claim of the APT patents in suit, and intends to litigate these actions vigorously. The Company is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MOSAID Litigation.    On March 16, 2011, MOSAID Technologies Inc. filed suit in the United States District for the Eastern District of Texas against MSI and 16 other companies. The complaint alleges that defendants’ products, which operate in compliance with the IEEE 802.11a, 802.11b, 802.11g, and 802.11n standards, infringe the six asserted patents (U.S. Patent Nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. On March 28, 2012, MSI and other defendants filed a motion to transfer. A claim construction hearing is scheduled for February 18, 2014 and jury selection is set for August 4, 2014. MSI believes that it does not infringe any valid and enforceable claim of the MOSAID patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Azure Networks Litigation.    On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed suit in the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On December 9, 2011, defendants filed a motion to dismiss or transfer venue to S.D.N.Y. or, alternatively, to N.D. Cal., which was denied on June 25, 2012. A claim construction hearing is scheduled for November 29, 2012 and trial is set for November 12, 2013. MSI believes that it does not infringe any valid and enforceable claim of the Azure Networks patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Power Management Systems Litigation.    On August 22, 2011, Power Management Systems LLC (“PMS”), a subsidiary of Acacia Research Corp., filed a complaint against the Company’s subsidiary Marvell Semiconductor, Ltd. (“MSL”) and three other defendants, in the United States District Court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which purportedly relates to a power management apparatus, against various products. The complaint seeks unspecified damages. On October 17, 2011, PMS amended its complaint by substituting MSL with MSI. MSI filed its answer and counterclaims on November 4, 2011. A claim construction hearing is scheduled for January 18, 2013 and trial is set for March 3, 2014. MSI believes that it does not infringe any valid and enforceable claim of the PMS’ patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

HSM/TPL Litigation.    On September 1, 2011, HSM Portfolio, LLC and Technology Properties Limited, LLC filed a complaint against the Company and MSL in the United States District Court for the District of Delaware. The complaint also named numerous other defendants. The complaint asserts U.S. Patent No. 5,030,853, purportedly relating to high speed logic and memory circuitry, against various products. The complaint seeks unspecified damages. On January 9, 2012, HSM/TPL filed an amended complaint adding MSI to the case. On February 15, 2012, the Company and MSL were dismissed from the case. On July 18, 2012, HSM filed a second amended complaint against MSI, and MSI filed its answer and counterclaims on August 13, 2012. MSI believes that it does not infringe any valid and enforceable claim of the HSM/TPL patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

France Telecom Litigation.    On June 26, 2012, France Telecom S.A. (“France Telecom”) filed a complaint against MSI in the United States District Court for the Southern District of New York. The complaint asserts U.S. Patent No 5,446,747 (the “’747 patent”) against MSI’s communications processors and thin modems. The complaint seeks unspecified damages as well as injunctive relief. MSI answered the complaint on July 18, 2012 and August 1, 2012. On July 30, 2012, MSI filed a motion to transfer the lawsuit to the United States District Court for the Northern District of California. Trial is set for January 3, 2013. MSI believes that it does not infringe any valid and enforceable claim of the ‘747 patent, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Freescale Litigation.    On July 6, 2012, Freescale Semiconductor, Inc. (“Freescale”) filed a complaint against MSI in the United States District Court for the Western District of Texas. The complaint asserts U.S. Patent Nos. 6,920,316, 5,825,640, 5,943,274, 5,467,455 and 7,927,927 (collectively, the “Freescale patents in suit”) against certain of the Company’s integrated circuits and/or chipsets. The complaint seeks unspecified damages and a permanent injunction. MSI believes that it does not infringe any valid and enforceable claim of the Freescale patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

Note 10. Shareholders’ Equity

Stock Plans

Activity under the Company’s stock option plans for the six months ended July 28, 2012 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at January 28, 2012	52,467	$12.53	3,124	$15.43	55,591	$12.70
Granted	6,855	$14.75	—	$—	6,855	$14.75
Exercised	(3,117)	$7.23	—	$—	(3,117)	$7.23
Canceled/Forfeited	(963)	$16.20	(60)	$15.43	(1,023)	$16.16

Balance at July 28, 2012	55,242	$13.04	3,064	$15.43	58,306	$13.17

Vested or expected to vest at July 28, 2012	53,650	$13.00

Exercisable at July 28, 2012	41,521	$12.89

For time-based stock options vested and expected to vest at July 28, 2012, the aggregate intrinsic value was $82.7 million and the weighted average remaining contractual term was 4.9 years. For time-based stock options exercisable at July 28, 2012, the aggregate intrinsic value was $82.1 million and the weighted average remaining contractual term was 4.8 years. There was no aggregate intrinsic value for market-based stock options at July 28, 2012 and the weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at July 28, 2012 was 8.8 years. The Company’s closing stock price as reported on the NASDAQ Global Select Market for all in-the-money options as of July 27, 2012 is used to calculate the aggregate intrinsic value.

As of July 28, 2012, the unamortized compensation expense for time-based stock options was $60.1 million and market-based stock options was $8.0 million. The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.7 years and 1.4 years, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the following table is activity related to the non-vested portion of the restricted stock units for the six months ended July 28, 2012 (in thousands, except for prices):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 28, 2012	9,646	$17.38
Granted	6,829	$15.13
Vested	(2,429)	$17.87
Canceled/Forfeited	(809)	$18.02

Balance at July 28, 2012	13,237	$16.09

As of July 28, 2012, compensation costs related to restricted stock units not yet recognized amounted to $165.3 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

During the three and six months ended July 28, 2012, a total of 3.3 million shares were issued at a weighted-average price of $10.40 per share under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). During the three and six months ended July 30, 2011, a total of 2.4 million shares were issued at a weighted-average price of $12.57 per share under the ESPP. As of July 28, 2012, there was $56.7 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

The Company repurchased 19.8 million common shares for $250.3 million in cash during the three months ended July 28, 2012 and 9.1 million common shares for $135.7 million in cash during the three months ended July 30, 2011. The Company repurchased 34.4 million common shares for $473.5 million in cash during the six months ended July 28, 2012 and 59.4 million common shares for $939.2 million in cash during the six months ended July 30, 2011. The repurchased shares were retired immediately after the repurchases were completed. As of July 28, 2012, a total of 127.1 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $1.9 billion in cash and there was $598.2 million remaining available for future share repurchases.

Dividend Program

In May 2012, the Company announced that it had declared the payment of its first quarterly dividend of $0.06 per share. As a result, cash dividends of $33.5 million were paid in the three and six months ended July 28, 2012.

On August 16, 2012, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on October 4, 2012 to shareholders of record as of September 13, 2012. The Company intends to pay a regular quarterly cash dividend on its common shares subject to, among other things, the best interests of its shareholders, the Company’s results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law and other factors that the Company’s board of directors may deem relevant.

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Cost of goods sold	$1,775	$1,916	$3,898	$3,611
Research and development	22,413	22,128	39,587	41,721
Selling and marketing	3,458	3,207	6,494	5,861
General and administrative	5,582	3,104	10,441	6,642

	$33,228	$30,355	$60,420	$57,835

Share-based compensation capitalized in inventory was $1.7 million at July 28, 2012 and $2.1 million at January 28, 2012.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model and of each market-based equity award using a Monte Carlo simulation model:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Time-based Stock Options:
Weighted average fair value	$3.73	$6.24	$5.59	$6.09
Expected volatility	46%	46%	44%	43%
Expected term (in years)	4.8	4.8	4.8	4.8
Risk-free interest rate	0.7%	1.7%	0.9%	2.1%
Expected dividend yield	2.0%	—	0-2.0%	—

	Three and Six Months Ended
	July 28, 2012	July 30, 2011
Market-based Stock Options:
Weighted average fair value	$—	$5.08
Expected volatility	—%	42%
Risk-free interest rate	—%	0.9-3.6%

There were no market-based stock options granted during the three and six months ended July 28, 2012. The fair value of each market-based stock option award is estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the above table, including the same volatility applied to the Company’s time-based options. Because a Monte Carlo simulation model incorporates ranges of assumptions for inputs, those ranges are disclosed where applicable. The Company uses historical data to estimate employee termination within the valuation model. The expected term of 2.66 years for market-based stock options granted during the three months ended April 30, 2011 was derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.

The fair value of each restricted stock unit is estimated based on the market price of the Company’s common shares on the date of grant less the expected dividend yield.

	Three and Six Months Ended
	July 28, 2012	July 30, 2011
Employee Stock Purchase Plan:
Estimated fair value	$3.77	$4.09
Volatility	39%	46%
Expected term (in years)	1.3	0.5
Risk-free interest rate	0.2%	0.2%
Dividend yield	2.0%	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. We make a number of forward-looking statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter; our expectations regarding industry trends; our expectations regarding the impact of the flooding in Thailand; our expectations regarding our inventory levels; our expectations regarding the amount of our future sales in Asia; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the third quarter ending October 27, 2012 compared with the second quarter ended July 28, 2012; our expectations regarding the impact of legal proceedings and claims; our ability to meet our capital needs for at least the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding future growth opportunities; our plan regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding unrecognized tax benefits; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products and the impact of seasonality on demand; our expectations regarding defects; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical and intensely competitive; our ability to successfully compete in the markets in which we serve; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of lengthy and expensive product sales cycles; and the outcome of pending or future litigation and legal proceedings. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a leading global semiconductor provider of high performance application specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip devices leveraging our extensive portfolio of technology intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution compared to individual components. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, handheld cellular, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. We are a fabless integrated circuit company, which means that we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

A significant number of our products are being incorporated into consumer electronics products, including gaming devices, which are subject to significant seasonality and fluctuations in demand. Holiday and back to school buying trends may at times negatively impact our results in the first and fourth quarters and positively impact our results in the second and third quarters of our fiscal years.

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

Results of Operations

Our revenue during the second quarter of fiscal 2013 increased by 2% over the prior quarter, and was down by 9% compared to the second quarter of fiscal 2012. Our actual results were lower than our expectations, primarily for three reasons:

•

A slow-down in purchases in the PC supply chain resulting in lower sales of our hard disk drive (“HDD”) products. This slowdown was despite the recovery of HDD manufacturing from the Thailand floods that occurred in October 2011.

•	Revenue from our leading North American handset customer declined due to the continued competitive challenges in the markets they serve.

•

The market for our TD-SCDMA smartphone products in China did not grow as much as we anticipated due to slowing market demand. In addition, towards the second half of the second quarter, we faced increased competition for the first time for our single chip solutions, which impacted average selling prices and to a lesser degree, unit volumes.

While we expect the challenges in our mobile and wireless end markets to continue in the near-term, we continue to invest in new products for the future. In addition, we are pleased with some of the developments during the second quarter of fiscal 2013, including:

•

The announcement of our next generation platform for smartphones, a unified 3G platform for TD-SCDMA and WCDMA. This platform integrates a high performance 1.2 GHz dual-core processor, powerful 3D graphics, WiFi, Bluetooth, NFC, GPS, RF and power management. In addition, we are now accelerating our TD and FDD-LTE roadmap, and we expect to sample pin compatible 4G platform solutions to our customers early next year.

•

We continued to see strong growth for our 500 gigabyte per platter controllers at our storage customers. We are currently the only supplier of this class of product for mobile drive market and we believe this competitive advantage is helping us to grow our share of the HDD controller market.

•	Solid state drive (“SSD”) revenue continued to grow, and although still a small portion of our storage revenue we expect SSD revenue to continue to grow.

•

In the networking end market, we outperformed the market during the past year, growing revenue by introducing new products in new growth areas. This has offset the sluggish results in the overall networking end market. Our new products include our recently introduced passive optical network (“PON”) and 10 gigabyte switching products, as well as the programmable network processers introduced following our acquisition of Xelerated.

•	Our cash, cash equivalents and short-term investments were $2.1 billion at July 28, 2012. We generated cash flow from operations of $189 million during the second quarter of fiscal 2013.

•	We paid our first quarterly dividend of $0.06 per share in the quarter, and recently announced another dividend of $0.06 per share to be paid during the third quarter of fiscal 2013.

•

We repurchased an additional 19.8 million of common shares for $250.3 million in cash during the quarter as we continued to reduce the number of outstanding shares through our share repurchase program.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	46.8	42.1	46.4	41.9
Research and development	32.4	27.8	32.3	29.0
Selling and marketing	5.0	4.5	5.0	4.6
General and administrative	3.1	2.7	3.2	2.9
Amortization and write-off of acquired intangible assets	1.6	1.2	1.7	1.4

Total operating costs and expenses	88.9	78.3	88.6	79.8

Operating income	11.1	21.7	11.4	20.2
Interest and other income (expense), net	0.7	0.2	0.4	0.1

Income before income taxes	11.8	21.9	11.8	20.3
Provision for income taxes	0.4	0.5	0.2	0.3

Net income	11.4%	21.4%	11.6%	20.0%

Three and Six Months Ended July 28, 2012 and July 30, 2011

Net Revenue

	Three Months Ended			Six Months Ended
	July 28, 2012	July 30, 2011	% Change	July 28, 2012	July 30, 2011	% Change
	(in thousands, except percentage)
Net revenue	$816,104	$897,520	(9.1)%	$1,612,455	$1,699,922	(5.1)%

Net revenue for the three and six months ended July 28, 2012 was lower compared to the three and six months ended July 30, 2011 primarily due to declines in our storage end markets as volumes have not recovered to the levels before the Thailand floods that occurred in October 2011. Although drive manufacturing capacity has recovered, expected seasonal demand from the PC supply chain has not yet fully returned to pre-flood levels. Within our mobile and wireless end markets, net revenue from our leading North American handset customer declined due to the continued competitive challenges that they face, partially offset by the continuing ramp of our TD-SCDMA products for the smartphone market in China. Within our networking end market, growth in our PON products as well as network processors from our acquisition of Xelerated drove a moderate increase compared to the same period a year ago.

We currently expect overall net revenue for the three months ending October 27, 2012 to be between $800 million and $850 million.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant end customers is presented in the following table as a percentage of net revenue:

	Three Months Ended		Six Months Ended
Customer	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Western Digital	17%	21%	16%	21%
Toshiba	11%	*	11%	*

*	Less than 10% of net revenue

In May 2012, Western Digital acquired Hitachi’s HDD unit. The percentage of net revenue for Western Digital for the three and six months ended July 30, 2011 has not been adjusted to reflect this acquisition. In addition to the end customers reported above, one distributor accounted for more than 10% of our net revenue for the three and six months ended July 28, 2012. For the comparable three and six months ended July 30, 2011, no single distributor accounted for more than 10% of our net revenue.

Because we sell our products to many OEM manufacturers who have manufacturing operations located in Asia, a significant percentage of our sales are made to customers located outside of the United States. Sales to customers located in Asia represented 91% and 89% of our net revenue for the three and six months ended July 28, 2012, respectively, compared to 86% and 85% of our net revenue for the three and six months ended July 30, 2011, respectively. We expect that a significant portion of our net revenue will continue to be represented by sales to our customers in Asia.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	July 28, 2012	July 30, 2011	% Change	July 28, 2012	July 30, 2011	% Change
	(in thousands, except percentage)
Cost of goods sold	$381,839	$378,117	1.0%	$748,161	$712,592	5.0%
% of net revenue	46.8%	42.1%		46.4%	41.9%

The increase in cost of goods sold as a percentage of net revenue for the three and six months ended July 28, 2012 compared to the three and six months ended July 30, 2011 was primarily due to the product pricing declines outpacing the cost reductions received from our manufacturing partners. In addition, the gross margin mix of our products sold declined compared to the corresponding periods of fiscal 2012, driven by growth in businesses with lower gross margins. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending October 27, 2012 to be flat compared to the three months ended July 28, 2012.

Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(in thousands)
Cost of goods sold	$1,775	$1,916	$3,898	$3,611
Research and development	22,413	22,128	39,587	41,721
Selling and marketing	3,458	3,207	6,494	5,861
General and administrative	5,582	3,104	10,441	6,642

	$33,228	$30,355	$60,420	$57,835

Share-based compensation expense increased during the three and six months ended July 28, 2012 by $2.9 million and $2.6 million, respectively, compared to the three and six months ended July 30, 2011. The increase was primarily attributable to higher headcount in fiscal 2013 compared to fiscal 2012 combined with an increase in expense related to the employee stock purchase plan. The offering price of the employee stock purchase plan was reset in June 2012 due to the decline in our stock price and restarted a new 24-month offering period. These increases were partially offset by a decrease in expense from restricted stock units granted under a tender offer exchange program, which became fully vested by the end of fiscal 2012. For fiscal 2012, share-based compensation expense for the three months ended July 30, 2011 included the recovery of previously recognized expense for certain share-based awards containing performance targets that were no longer expected to be achieved. There was no such recovery in the three months ended July 28, 2012.

Research and Development

	Three Months Ended			Six Months Ended
	July 28, 2012	July 30, 2011	% Change	July 28, 2012	July 30, 2011	% Change
	(in thousands, except percentage)
Research and development	$264,175	$249,604	5.8%	$520,145	$492,141	5.7%
% of net revenue	32.4%	27.8%		32.3%	29.0%

Research and development expense increased for the three and six months ended July 28, 2012 by $14.6 million and $28.0 million, respectively, compared to the three and six months ended July 30, 2011. These increases were primarily attributable to higher personnel-related costs as a result of increased headcount and higher average employee compensation. For the three months ended July 28, 2012, the increase in research and development expense compared to the three months ended July 30, 2011 also included higher product development costs.

We currently expect that research and development expense for the three months ending October 27, 2012 will be similar to the level of expense reported for the three months ended July 28, 2012 as we continue to invest in future growth.

Selling and Marketing

	Three Months Ended			Six Months Ended
	July 28, 2012	July 30, 2011	% Change	July 28, 2012	July 30, 2011	% Change
	(in thousands, except percentage)
Selling and marketing	$41,034	$40,390	1.6%	$81,100	$78,542	3.3%
% of net revenue	5.0%	4.5%		5.0%	4.6%

Selling and marketing expense for the three and six months ended July 28, 2012 increased by $0.6 million and $2.6 million, respectively, compared to the three and six months ended July 30, 2011. These increases were primarily attributable to higher expenses arising from greater trade show and marketing communication activities.

We currently expect that selling and marketing expense for the three months ending October 27, 2012 will be similar to the level of expense reported for the three months ended July 28, 2012.

General and Administrative

	Three Months Ended			Six Months Ended
	July 28, 2012	July 30, 2011	% Change	July 28, 2012	July 30, 2011	% Change
	(in thousands, except percentage)
General and administrative	$25,718	$23,631	8.8%	$51,423	$48,415	6.2%
% of net revenue	3.1%	2.7%		3.2%	2.9%

General and administrative expense for the three and six months ended July 28, 2012 increased by $2.1 million and $3.0 million, respectively, compared to the three and six months ended July 30, 2011. These increases were driven by higher share-based compensation expense partially offset by decreases in legal expenses due to the settlement of several cases prior to the end of fiscal 2012.

We currently expect that general and administrative expense for the three months ending October 27, 2012 will be similar to the level of expense reported for the three months ended July 28, 2012.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	July 28, 2012	July 30, 2011	% Change	July 28, 2012	July 30, 2011	% Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$13,023	$11,138	16.9%	$27,378	$25,479	7.5%
% of net revenue	1.6%	1.2%		1.7%	1.4%

Amortization and write-off of acquired intangible assets for the three and six months ended July 28, 2012 increased in both periods by $1.9 million compared to the three and six months ended July 30, 2011. These increases were primarily due to the intangible assets acquired in the fourth quarter of fiscal 2012. Also, amortization and write-off of acquired intangible assets for the six months ended July 28, 2012 included a $0.8 million write-off of in-process research and development related to an abandoned project. These increases were partially offset by certain intangible assets acquired in earlier acquisitions that became fully amortized.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	July 28, 2012	July 30, 2011	% Change	July 28, 2012	July 30, 2011	% Change
	(in thousands, except percentage)
Interest and other income, net	$5,864	$2,064	184.1%	$6,921	$1,846	274.9%
% of net revenue	0.7%	0.2%		0.4%	0.1%

Interest and other income, net, for the three and six months ended July 28, 2012 increased compared to the three and six months ended July 30, 2011 primarily due to the effect of the relative strengthening of the U.S. dollar on our foreign currency denominated tax liabilities. This was partially offset by lower interest income in the three and six months ended July 28, 2012 due to lower average cash and investment balances, as well as a lower rate of return.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 28, 2012	July 30, 2011	% Change	July 28, 2012	July 30, 2011	% Change
	(in thousands, except percentage)
Provision for income taxes	$3,105	$4,312	(28.0)%	$3,552	$5,346	(33.6)%
% of net revenue	0.4%	0.5%		0.2%	0.3%

For the three and six months ended July 28, 2012, our effective tax rate was 3.2% and 1.9%, respectively. The income tax provision for the three and six months ended July 28, 2012 included the current income tax liability of $5.9 million and $8.6 million, respectively, which were primarily offset by net reductions in unrecognized tax benefits of $3.4 million in the three months ended July 28, 2012 and $6.0 million in the six months ended July 28, 2012. These net reductions in unrecognized tax benefits primarily arose from the expiration of statute of limitations and from the settlement of audits in non-U.S. jurisdictions less increases in current unrecognized tax benefit estimates.

For the three and six months ended July 30, 2011, our effective tax rate was 2.2% and 1.6%, respectively. The income tax provision for the three and six months ended July 30, 2011 included the current income tax liability of $4.9 million and $8.3 million, respectively, partially offset by a net reduction in unrecognized tax benefits of $1.0 million in the three months ended July 30, 2011 and $3.4 million in the six months ended July 30, 2011 primarily due to the expiration of the statute of limitations in non-U.S. jurisdictions less increases in current unrecognized tax benefit estimates.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlement with tax authorities and the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as the Company will have negotiations with various tax authorities throughout the year.

Liquidity and Capital Resources

Our principal source of liquidity as of July 28, 2012 consisted of approximately $2.1 billion of cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short term investments, together with cash generated from operations and from the issuance of common shares through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, repurchases of our common shares and payment of quarterly dividends for at least the next 12 months. To the extent that our existing cash, cash equivalents and short-term investments and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into additional acquisitions of businesses, assets, products, technologies or other strategic arrangements in the future, which could also require us to seek debt or equity financing. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $387.9 million for the six months ended July 28, 2012. The cash inflows from operations for the six months ended July 28, 2012 were due to $323.0 million of net income adjusted for non-cash items and positive working capital changes of $64.8 million. The increase in working capital for the six months ended July 28, 2012 was primarily driven by a decrease in accounts receivable due to lower sales combined with a decrease in prepaid expenses and other assets. The increase in accounts payable also contributed to the increase in working capital for the six months ended July 28, 2012.

Net cash provided by operating activities was $440.6 million for the six months ended July 30, 2011. The cash inflows from operations in the six months ended July 30, 2011 were primarily due to $476.2 million of net income adjusted for non-cash items, offset by a negative effect from changes in working capital.

Net Cash Provided by and (Used in) Investing Activities

Net cash provided by investing activities was $192.5 million for the six months ended July 28, 2012 compared to net cash used in investing activities of $526.7 million for the six months ended July 30, 2011. Net cash provided by investing activities for the six months ended July 28, 2012 was generated from the sale and maturities of marketable securities of $881.3 million less purchases of marketable securities of $646.9 million. The net cash inflow from marketable securities for the six months ended July 28, 2012 was partially offset by the purchase of $29.7 million of property and equipment, $6.5 million of IP licenses and $5.8 million for strategic investments.

The net cash used in investing activities in the six months ended July 30, 2011 was primarily due to net purchases of marketable securities of $458.8 million. In addition, we purchased $42.2 million of property and equipment, and paid $16.8 million for an acquisition.

Net Cash Used in Financing Activities

Net cash used in financing activities was $459.1 million for the six months ended July 28, 2012 compared to net cash used in financing activities of $898.0 million for the six months ended July 30, 2011. For the six months ended July 28, 2012, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program of 34.4 million common shares in the open market for $473.5 million and the payment of our first quarterly dividend of $33.5 million. The cash outflow was partially offset by net proceeds of $47.9 million from the issuance of our common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements. For the six months ended July 30, 2011, net cash provided by financing activities was primarily attributable to repurchases under our share repurchase program of 59.4 million common shares in the open market for $939.2 million. The cash outflow was partially offset net proceeds of $41.8 million from the issuance of common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

As of July 28, 2012, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

We presented our contractual obligations at January 28, 2012 in our Annual Report on Form 10-K for the fiscal year then ended. There has been no material changes outside the ordinary course of business in those obligations during six months ended July  28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of July 28, 2012. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate debt securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of July 28, 2012, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $13.4 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of July 28, 2012, our investment portfolio included $19.5 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. As of July 28, 2012, the fair value of auction rate securities was $1.4 million less than par value and recorded in long-term investments.

Based on our balance of approximately $2.1 billion in cash, cash equivalents and short-term investments, and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value and do not have the intent to sell these auction rate securities until recovery. Since we consider the impairment to be temporary, we recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Investment Risk.    We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $11.7 million at July 28, 2012, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

Foreign Currency Exchange Risk.    Substantially all of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies and these expenses may be higher or lower in U.S. dollar terms. Furthermore, our operation in Israel represents a large portion of our total foreign currency exposure. We may also hold certain assets and liabilities, including potential tax liabilities in local currency on our balance sheet. These tax liabilities would be settled in local currency. Therefore, foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other income, net. The related effects of foreign exchange fluctuations on local currency expenses are recorded to operating expenses. Significant fluctuations in exchange rates in countries where we incur expenses or record assets or liabilities in local currency could affect our business and operating results in the future. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 3.4%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 28, 2012, our disclosure controls and procedures were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under the caption “Contingencies” as set forth in “Note 9 – Commitments and Contingencies” of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the highly competitive nature of the end markets we serve, and specifically within the semiconductor industry;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes, including the impact of changing commodity prices such as the price of gold;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	gain or loss of a key customer or design win;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to protect our intellectual property;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	impact of a significant natural disaster, including earthquakes, floods and tsunamis; and

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.

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

The semiconductor industry and specifically the mobile and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of wired and wireless products and services. For example, we expect to continue seeing increased competition in the TD-SCDMA smartphone market in China. As competition in the markets in which we operate continues to increase, our revenues and gross margins may decline. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the mobile and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

In addition, the semiconductor providers competing in the mobile and wireless communication markets have recently experienced consolidation. For example, Broadcom Corporation acquired NetLogic Microsystems in February 2011 and Texas Instruments Incorporated acquired National Semiconductor in September 2011. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

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

Despite our strategy to move to a dual source, most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it may be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in revenues, net income and cash flow.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our three largest customers represented 35% of our net revenue in the six months ended July 28, 2012. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Moreover, because of the wide price differences across the markets we serve, the mix and types of performance capabilities of our products sold may affect the average selling prices of our products and have a substantial impact on our revenue and gross margin. We may enter new markets in which a significant amount of competition exists, and this may require us to sell our products with lower gross margins than our established businesses. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result can harm our financial results.

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

Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. For example, in pre-trial proceedings related to our litigation with Carnegie Mellon University (“CMU”) as described in more detail in Note 9 of the notes to our unaudited condensed consolidated financial statements, CMU has alleged that it is entitled to damages in the amount of approximately $735 million through March 2010 as a result of the alleged infringement. If we receive a significant adverse judgment in any litigation matter, our results of operations and financial position may be adversely affected.

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

We may also be required to indemnify some customers under our contracts if a third party alleges, or a court finds, that our products have infringed upon the proprietary rights of other parties. From time to time, we have agreed to indemnify select customers for claims made against our products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights. If we are required to make a significant payment under any of our indemnification obligations, our result of operations may be harmed.

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

We had approximately $2.0 billion of goodwill and $114.1 million of intangible assets on our balance sheet as of July 28, 2012. Under U.S. GAAP, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an annual assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the businesses acquired fail to meet our expectations set out at the time of the acquisition or if our market capitalization adjusted for control premiums and other factors declines to below our carrying value, we could incur significant goodwill or intangible impairment charges, which could negatively impact our financial results. In addition, from time to time, we have made investments in other private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. Impairment charges could have a material impact on our results of operations in any period.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 89% of our net revenue in six months ended July 28, 2012, 89% of our net revenue in fiscal 2012 and 81% of our net revenue in fiscal 2011.

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

In May 2012, we announced the declaration of our first quarterly cash dividend. We intend to continue to pay a regular quarterly cash dividend on our common shares subject to, among other things, the best interests of our shareholders, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law, and other factors that the board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our share price.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President and General Manager of Communications and Consumer Business of Marvell Semiconductor, Inc, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 19% of our outstanding common shares as of July 28, 2012. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended July 28, 2012.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended July 28, 2012 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 29 – May 26, 2012	10,002	$13.00	10,002	$718,419
May 27 – June 23, 2012	8,000	$12.51	8,000	$618,352
June 24 – July 28, 2012	1,845	$10.95	1,845	$598,154

Total	19,847	$12.61	19,847	$598,154

(1)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. During fiscal 2012, our board of directors authorized an additional $1.5 billion to be used to repurchase our common shares under the share repurchase program. In May 2012, we announced an additional increase of $500 million to the share repurchase program. This increases the total available under the repurchase program to $2.5 billion. We intend to effect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The repurchase program may be extended, modified, suspended or discontinued at any time. We may make repurchases in open market or privately negotiated transactions in order to effect our repurchases.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

September 4, 2012	By:	/s/ Clyde R. Hosein
Date		Clyde R. Hosein
Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.