Form 10-Q
period 2012-10-27
MARVELL TECHNOLOGY GROUP LTD
filed 2012-11-29
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

or

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

The number of common shares of the registrant outstanding as of November 21, 2012 was 535.0 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 27,	January 28,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$668,184	$784,902
Short-term investments	1,348,615	1,461,596
Accounts receivable, net	374,770	407,263
Inventories	323,997	354,119
Prepaid expenses and other current assets	52,055	60,412
Deferred income taxes	10,209	10,669

Total current assets	2,777,830	3,078,961
Property and equipment, net	376,437	383,801
Long-term investments	18,103	23,215
Goodwill	2,032,138	2,031,991
Acquired intangible assets, net	101,923	141,505
Other non-current assets	119,523	108,146

Total assets	$5,425,954	$5,767,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,366	$304,695
Accrued liabilities	107,572	87,655
Accrued employee compensation	142,073	137,245
Deferred income	59,458	59,959

Total current liabilities	600,469	589,554
Non-current income taxes payable	121,721	131,579
Other long-term liabilities	27,470	32,468

Total liabilities	749,660	753,601
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, $0.002 par value	1,073	1,167
Additional paid-in capital	3,153,463	3,683,112
Accumulated other comprehensive income	3,375	776
Retained earnings	1,518,383	1,328,963

Total shareholders’ equity	4,676,294	5,014,018

Total liabilities and shareholders’ equity	$5,425,954	$5,767,619

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net revenue	$780,881	$950,417	$2,393,336	$2,650,339
Operating costs and expenses:
Cost of goods sold	374,503	412,100	1,122,664	1,124,692
Research and development	263,615	266,255	783,760	758,396
Selling and marketing	38,398	40,500	119,498	119,042
General and administrative	24,514	29,021	75,937	77,436
Amortization and write-off of acquired intangible assets	13,054	11,155	40,432	36,634

Total operating costs and expenses	714,084	759,031	2,142,291	2,116,200

Operating income	66,797	191,386	251,045	534,139
Interest and other income, net	2,387	7,729	9,308	9,575

Income before income taxes	69,184	199,115	260,353	543,714
Provision for income taxes	368	3,994	3,920	9,340

Net income	$68,816	$195,121	$256,433	$534,374

Net income per share:
Basic	$0.12	$0.32	$0.45	$0.87

Diluted	$0.12	$0.32	$0.45	$0.85

Weighted average shares:
Basic	553,049	600,504	565,145	615,987

Diluted	559,348	613,499	574,804	631,257

Cash dividend declared per share:	$0.06	$—	$0.12	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net income	$68,816	$195,121	$256,433	$534,374
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Change in unrealized gain (loss) on marketable securities	453	(2,892)	2,097	264
Less: Reclassification adjustments for net realized gains on marketable securities included in net income	(932)	(623)	(1,703)	(1,783)
Change in unrealized loss on auction rate securities	—	248	(112)	292
Derivative financial instruments:
Change in unrealized gain (loss) on cash flow hedges	1,301	(1,745)	(530)	2,065
Less: Reclassification adjustments for net realized loss (gain) on cash flow hedges included in net income	1,175	(1,150)	2,847	(2,225)
Other:	—	115	—	—

Other comprehensive income (loss), net	1,997	(6,047)	2,599	(1,387)

Comprehensive income	$70,813	$189,074	$259,032	$532,987

See accompanying notes to unaudited condensed consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 27,	October 29,
	2012	2011
Cash flows from operating activities:
Net income	$256,433	$534,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,801	66,653
Stock-based compensation	90,794	88,446
Amortization and write-off of acquired intangible assets	40,432	36,634
Other expense, net	6,435	11,411
Excess tax benefits from stock-based compensation	(49)	(99)
Changes in assets and liabilities:
Accounts receivable	32,493	8,298
Inventories	29,634	(63,967)
Prepaid expenses and other assets	15,993	34,229
Accounts payable	(27,137)	4,193
Accrued liabilities and other	10,286	(18,030)
Accrued employee compensation	4,828	6,924
Deferred income	(501)	(6,917)

Net cash provided by operating activities	524,442	702,149

Cash flows from investing activities:
Purchases of marketable securities	(1,205,364)	(1,582,892)
Purchases of strategic investments	(5,750)	(3,503)
Sales and maturities of investments	1,317,744	1,083,214
Cash paid for acquisition, net	(1,000)	(18,760)
Purchases of technology licenses	(10,687)	(9,593)
Purchases of property and equipment	(49,090)	(62,330)

Net cash provided by (used in) investing activities	45,853	(593,864)

Cash flows from financing activities:
Repurchase of common shares	(676,471)	(1,154,396)
Proceeds from employee stock plans	66,244	55,565
Minimum tax withholding paid on behalf of employees for net share settlement	(9,822)	(5,172)
Dividend payments to shareholders	(67,013)	—
Principal payments on capital lease obligations	—	(511)
Excess tax benefits from stock-based compensation	49	99

Net cash used in financing activities	(687,013)	(1,104,415)

Net decrease in cash and cash equivalents	(116,718)	(996,130)
Cash and cash equivalents at beginning of period	784,902	1,847,074

Cash and cash equivalents at end of period	$668,184	$850,944

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

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2013 has a 53-week period and therefore, the fourth quarter which ends on February 2, 2013 includes 14 weeks. Fiscal 2012 had a 52-week period.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of October 27, 2012, the results of its operations for the three and nine months ended October 27, 2012 and October 29, 2011, and its cash flows for the nine months ended October 27, 2012 and October 29, 2011. The January 28, 2012 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 as filed on March 27, 2012 with the Securities and Exchange Commission. The results of operations for the three and nine months ended October 27, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

The Company also adopted the new accounting standard that permits an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements at the beginning of fiscal 2013. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. As a result, the Company has separately presented the Statements of Comprehensive Income as part of its unaudited condensed consolidated financial statements.

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

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of October 27, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$664,560	$3,850	$(279)	$668,131
Foreign government	2,022	8	—	2,030
U.S. federal and state debt securities	489,937	535	(18)	490,454
Time deposits	188,000	—	—	188,000

Total short-term investments	$1,344,519	$4,393	$(297)	$1,348,615
Long-term investments:
Available-for-sale:
Auction rate securities	$19,500	$—	$(1,397)	$18,103

Total long-term investments	$19,500	$—	$(1,397)	$18,103

Total investments	$1,364,019	$4,393	$(1,694)	$1,366,718

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of January 28, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$685,563	$3,081	$(799)	$687,845
Foreign government	2,033	3	—	2,036
U.S. federal and state debt securities	770,298	1,437	(20)	771,715

Total short-term investments	$1,457,894	$4,521	$(819)	$1,461,596
Long-term investments:
Available-for-sale:
Auction rate securities	$24,500	$—	$(1,285)	$23,215

Total long-term investments	$24,500	$—	$(1,285)	$23,215

Total investments	$1,482,394	$4,521	$(2,104)	$1,484,811

As of October 27, 2012, the Company’s investment portfolio included auction rate securities with an aggregate par value of $19.5 million. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of the auction rate securities as of October 27, 2012 was $1.4 million less than the par value and was recorded in long-term investments. Based on the Company’s balance of approximately $2.0 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	October 27, 2012		January 28, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$593,854	$594,485	$641,433	$642,317
Due between one and five years	729,015	732,498	816,461	819,279
Due over five years	41,150	39,735	24,500	23,215

	$1,364,019	$1,366,718	$1,482,394	$1,484,811

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	October 27, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$157,147	$(279)	$—	$—	$157,147	$(279)
U.S. federal and state debt securities	57,731	(18)	—	—	57,731	(18)
Auction rate securities	—	—	18,103	(1,397)	18,103	(1,397)

Total securities	$214,878	$(297)	$18,103	$(1,397)	$232,981	$(1,694)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 28, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$146,963	$(799)	$—	$—	$146,963	$(799)
U.S. federal and state debt securities	107,603	(20)	—	—	107,603	(20)
Auction rate securities	—	—	23,215	(1,285)	23,215	(1,285)

Total securities	$254,566	$(819)	$23,215	$(1,285)	$277,781	$(2,104)

Note 4. Supplemental Financial Information (in thousands)

	October 27, 2012	January 28, 2012
Inventories:
Work-in-process	$181,822	$190,779
Finished goods	142,175	163,340

Inventories	$323,997	$354,119

	October 27, 2012	January 28, 2012
Property and equipment, net:
Machinery and equipment	$516,276	$489,481
Buildings	144,320	144,320
Computer software	87,758	81,852
Land	69,246	69,246
Building improvements	42,354	42,083
Leasehold improvements	41,108	37,237
Furniture and fixtures	24,614	24,726
Construction in progress	9,341	9,846

	935,017	898,791
Less: Accumulated depreciation and amortization	(558,580)	(514,990)

Property and equipment, net	$376,437	$383,801

	October 27, 2012	January 28, 2012
Other non-current assets:
Technology and other licenses	$58,077	$50,212
Deferred tax assets	31,020	31,064
Deposits	11,956	11,532
Investments in privately held companies	11,429	6,309
Deferred compensation	3,598	5,419
Other	3,443	3,610

Other non-current assets	$119,523	$108,146

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	October 27, 2012	January 28, 2012
Accrued liabilities:
Accrued rebates	$47,455	$24,420
Accrued legal expense	15,567	13,999
Accrued royalties	15,530	16,896
Technology license obligations	2,646	5,250
Other	26,374	27,090

Accrued liabilities	$107,572	$87,655

	October 27, 2012	January 28, 2012
Other long-term liabilities:
Long-term accrued employee compensation	$9,172	$10,059
Technology license obligations	8,566	11,255
Other	9,732	11,154

Other long-term liabilities	$27,470	$32,468

	October 27, 2012	January 28, 2012
Accumulated other comprehensive income:
Unrealized gain on marketable securities	$4,096	$3,702
Unrealized loss on auction rate securities	(1,397)	(1,285)
Unrealized gain (loss) on cash flow hedges	676	(1,641)

Accumulated other comprehensive income	$3,375	$776

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

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Numerator:
Net income	$68,816	$195,121	$256,433	$534,374

Denominator:
Weighted average common shares outstanding	553,049	600,504	565,145	615,987
Effect of dilutive securities:
Common share-based awards	6,299	12,995	9,659	15,270

Weighted average shares — diluted	559,348	613,499	574,804	631,257

Net income per share:
Basic	$0.12	$0.32	$0.45	$0.87

Diluted	$0.12	$0.32	$0.45	$0.85

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Anti-dilutive potential common shares:
Weighted average shares outstanding from stock options	42,149	23,768	27,560	20,388

Weighted-average exercise price:	$15.43	$18.26	$17.67	$18.92

Anti-dilutive potential common shares for stock options are excluded from the calculation of diluted earnings per share for the periods reported above because their exercise price exceeded the average market price during the period. The anti-dilutive shares reported above also include shares from stock options that contain market conditions for vesting since the market value of the Company’s stock as of October 27, 2012 and October 29, 2011 was lower than the required market condition. For the three and nine months ended October 27, 2012, there were 3.0 million and 3.1 million anti-dilutive shares, respectively, from stock options that contain market conditions. For the corresponding three and nine months ended October 29, 2011, there were 3.1 million and 2.1 million anti-dilutive shares, respectively, from stock options that contain market conditions. See Note 11 – “Share-Based Compensation” for additional details.

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

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	October 27, 2012	January 28, 2012
Israeli shekel	$26,349	$42,637

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

Level 1—Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s Level 1 assets include its institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. federal and state debt securities, which are valued primarily using quoted market prices. The Company’s Level 2 assets and liabilities include its marketable investments in corporate debt securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, foreign currency exchange contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.3% of total assets as of October 27, 2012.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of October 27, 2012 and January 28, 2012. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at October 27, 2012
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$5,603	$—	$—	$5,603
U.S. federal and state debt securities	40,992	—	—	40,992
Corporate debt securities	—	16,494	—	16,494
Time deposits	—	134,484	—	134,484
Short-term investments:
U.S. federal and state debt securities	490,454	—	—	490,454
Corporate debt securities	—	668,131	—	668,131
Foreign government	—	2,030	—	2,030
Time deposits	—	188,000	—	188,000
Prepaid expenses and other current assets:
Forward contracts	—	726	—	726
Long-term investments:
Auction rate securities	—	—	18,103	18,103
Other non-current assets:
Severance pay fund	—	1,837	—	1,837

Total assets	$537,049	$1,011,702	$18,103	$1,566,854

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 28, 2012
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$64,247	$—	$—	$64,247
Corporate debt securities	—	12,500	—	12,500
Time deposits	—	205,060	—	205,060
Short-term investments:
U.S. federal and state debt securities	771,715	—	—	771,715
Corporate debt securities	—	687,845	—	687,845
Foreign government	—	2,036	—	2,036
Long-term investments:
Auction rate securities	—	—	23,215	23,215
Other non-current assets:
Severance pay fund	—	1,734	—	1,734

Total assets	$835,962	$909,175	$23,215	$1,768,352

Liabilities
Accrued liabilities:
Forward contracts	$—	$1,520	$—	$1,520

The following table summarizes the change in fair value for Level 3 items (in thousands):

	Nine Months Ended
	October 27, 2012	October 29, 2011
Beginning balance	$23,215	$26,226
Sales and redemption	(5,000)	(3,300)
Unrealized (loss) gain included in accumulated other comprehensive income	(112)	292

Ending balance	$18,103	$23,218

Note 7. Goodwill and Acquired Intangible Assets, Net (in thousands)

Goodwill

The following table summarizes the activity related to the carrying value of goodwill:

Balance at January 28, 2012	$2,031,991
Additions due to business combinations	147

Balance at October 27, 2012	$2,032,138

Under U. S. GAAP, the Company is required to evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. This evaluation requires a comparison of the reporting unit’s fair value with its net book value, including goodwill. If this comparison indicates that the fair value is less than the net book value, then the implied fair value of the reporting unit’s goodwill is compared with its carrying value to determine whether an impairment loss is required to be recorded. The Company has only one reporting unit and the fair value of the reporting unit is determined by taking the market capitalization of the Company as determined through quoted market prices and adjusted for a control premium and other relevant factors. During the three months ended October 27, 2012, the Company experienced a continued decline in its stock price which caused a substantial reduction in the reporting unit’s excess fair value over its net book value. The Company determined its fair value was in excess of its carrying value and therefore no impairment of goodwill was recorded as of October 27, 2012. If the Company’s stock price continues to decline and further erode its total market capitalization, the Company may be required to record an impairment charge in the future that could be material to its operating results.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Intangible Assets, Net

	Range of Useful Lives	October 27, 2012			January 28, 2012
		Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Purchased technology	2.5 -7 years	$103,490	$(64,335)	$39,155	$103,490	$(50,906)	$52,584
Core technology	6 - 8 years	178,850	(158,160)	20,690	178,000	(142,932)	35,068
Trade name	5 years	1,500	(439)	1,061	1,500	(232)	1,268
Customer contracts	5 - 7 years	89,900	(58,583)	31,317	89,900	(47,856)	42,044
In-process research and development	*	9,700	—	9,700	10,541	—	10,541

Total intangible assets, net		$383,440	$(281,517)	$101,923	$383,431	$(241,926)	$141,505

*	Upon completion of the project, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to write down the related IPR&D asset.

Based on the identified intangible assets recorded at October 27, 2012, the future amortization expense excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
Remainder of fiscal 2013	$12,269
2014	35,777
2015	14,942
2016	12,203
2017	11,018
Thereafter	6,014

$92,223

Note 8. Income Tax

The income tax provision for the three and nine months ended October 27, 2012 included the current income tax liability of $5.9 million and $14.5 million, respectively, which was primarily offset by net reductions in unrecognized tax benefits of $5.5 million in the three months ended October 27, 2012 and $11.5 million in the nine months ended October 27, 2012. These net reductions in unrecognized tax benefits primarily arose from the expiration of statute of limitations and from the settlement of audits in non-U.S. jurisdictions less increases in current unrecognized tax benefit estimates.

The income tax provision for the three and nine months ended October 29, 2011 included the current income tax liability of $5.9 million and $14.2 million, respectively, which was partially offset by a net reduction in unrecognized tax benefits of $2.8 million in the three months ended October 29, 2011 and $6.2 million in the nine months ended October 29, 2011 primarily due to the expiration of the statute of limitations in non-U.S. jurisdictions less increases in current unrecognized tax benefit estimates.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of October 27, 2012, these foundries had incurred approximately $160.9 million of manufacturing costs and expenses related to the Company’s outstanding purchase orders.

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

Contingencies

Carnegie Mellon Litigation. On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the United States District Court for the Western District of Pennsylvania naming MSI and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which purportedly relate to read-channel integrated circuit devices and the HDD products incorporating such devices. The complaint seeks unspecified damages and an injunction. On June 1, 2009, MSI and the Company filed their answers and MSI filed counterclaims to the complaint seeking declaratory judgments of non-infringement and invalidity as to both of the asserted patents. The claim construction hearing was held on April 12 and 13, 2010. On April 29, 2010, MSI and the Company filed their amended answers and counterclaims. The Court issued a Markman ruling on October 1, 2010. MSI and the Company filed a motion for partial summary judgment of invalidity on December 22, 2010, which was denied on September 28, 2011. MSI and the Company filed a second motion for partial summary judgment of invalidity on November 2, 2011, which was denied on April 10, 2012. On April 20, 2012, MSI and the Company filed a motion for partial summary judgment of no infringement and no damages with respect to extraterritorial conduct, a summary judgment motion of no infringement and no damages with respect to licensed use and a summary judgment motion of non-infringement regarding certain claims. A hearing on summary judgment motions was held on July 10 and 11, 2012. On August 24, 2012, the Court granted in part and denied in part the motion of no infringement and no damages with respect to extraterritorial conduct; granted in part and denied in part the motion of no infringement and no damages with respect to licensed use; and granted the motion of non-infringement regarding certain claims. A jury trial began on November 26, 2012. In pre-trial proceedings, CMU alleged past damages in the amount of approximately $1.2 billion through July 2012, and also seeks enhanced damages, ongoing royalties, pre-judgment interest and attorneys’ fees. MSI and the Company strongly dispute their liability and the damages claimed by CMU, and further believe that they do not infringe any valid and enforceable claims of the asserted CMU patents in suit and intend to litigate this action vigorously (including any potential appeal, as necessary). Based on the nature of the litigation, the Company is currently unable to predict the final outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the court issued an order granting the Defendants’ motion to transfer the action to the Northern District of California; the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. On October 21, 2011, the court conducted a claim construction hearing, and a ruling was issued on January 31, 2012. A supplemental claim construction hearing was held on May 3, 2012, and a ruling was issued on August 29, 2012. MSI believes that it does not infringe any valid and enforceable claim of the USEI patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

APT Patent Litigations. On January 18, 2011, Advanced Processor Technologies, LLC (“APT”), a subsidiary of Acacia Research Corp., filed a complaint in the United States District Court for the Eastern District of Texas. The complaint names MSI and eight other defendants and alleges infringement of U.S. Patent Nos. 6,047,354 (“’354 patent”) and 5,796,978 (“’978 patent”). The asserted patents purportedly relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. A first amended complaint was filed on January 26, 2011. The first amended complaint continues to assert the ‘354 patent against MSI, but appears to no longer assert the ‘978 patent against MSI. MSI filed its answer and counterclaims on April 15, 2011. A claim construction hearing is scheduled for January 29, 2013, and jury selection is set for July 1, 2013. On March 23, 2012, APT filed a separate complaint in the United

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

States District Court for the Eastern District of Texas. The complaint alleges that MSI infringes U.S. Patent Nos. 6,092,172 and 6,629,207. The asserted patents purportedly relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims on May 25, 2012. A claim construction hearing is scheduled for May 14, 2013 and jury selection is set for January 6, 2014. A motion to consolidate the pre-trial schedule of the first case with the second case was filed on November 7, 2012. In both cases, ARM filed a motion to intervene on July 23, 2012 and a motion to transfer on July 27, 2012. MSI believes that it does not infringe any valid and enforceable claim of the APT patents in suit, and intends to litigate these actions vigorously. The Company is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

MOSAID Litigation. On March 16, 2011, MOSAID Technologies Inc. filed suit in the United States District for the Eastern District of Texas against MSI and 16 other companies. The complaint alleges that defendants’ products, which operate in compliance with the IEEE 802.11a, 802.11b, 802.11g, and 802.11n standards, infringe the six asserted patents (U.S. Patent Nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. On March 28, 2012, MSI and other defendants filed a motion to transfer. A claim construction hearing is scheduled for April 16, 2013 and jury selection is set for January 8, 2014. MSI believes that it does not infringe any valid and enforceable claim of the MOSAID patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Azure Networks Litigation. On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed suit in the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On December 9, 2011, defendants filed a motion to dismiss or transfer venue to S.D.N.Y. or, alternatively, to N.D. Cal., which was denied on June 25, 2012. On November 2, 2012, defendants filed a motion for summary judgment of invalidity. A claim construction hearing and hearing on defendants’ motion for summary judgment is scheduled for November 29, 2012 and trial is set for November 12, 2013. MSI believes that it does not infringe any valid and enforceable claim of the Azure Networks patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Power Management Systems Litigation. On August 22, 2011, Power Management Systems LLC (“PMS”), a subsidiary of Acacia Research Corp., filed a complaint against the Company’s subsidiary Marvell Semiconductor, Ltd. (“MSL”) and other defendants, in the United States District Court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which purportedly relates to a power management apparatus, against various products. The complaint seeks unspecified damages. On October 17, 2011, PMS amended its complaint by substituting MSL with MSI. MSI filed its answer and counterclaims on November 4, 2011. A claim construction hearing is scheduled for January 18, 2013 and trial is set for March 3, 2014. MSI believes that it does not infringe any valid and enforceable claim of the PMS’ patent in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

France Telecom Litigation. On June 26, 2012, France Telecom S.A. (“France Telecom”) filed a complaint against MSI in the United States District Court for the Southern District of New York. The complaint asserts U.S. Patent No 5,446,747 (the “’747 patent”) against MSI’s communications processors and thin modems. The complaint seeks unspecified damages as well as injunctive relief. MSI answered the complaint on July 18, 2012 and August 1, 2012. On July 30, 2012, MSI filed a motion to transfer the lawsuit to the United States District Court for the Northern District of California. On September 17, 2012, the Court granted MSI’s motion and transferred the case to the Northern District of California. A case management conference has been set in the Northern District of California for January 24, 2013. No new trial date has been set. MSI believes that it does not infringe any valid and enforceable claim of the ‘747 patent, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Freescale Litigation. On July 6, 2012, Freescale Semiconductor, Inc. (“Freescale”) filed a complaint against MSI in the United States District Court for the Western District of Texas. The complaint asserts U.S. Patent Nos. 6,920,316, 5,825,640, 5,943,274, 5,467,455 and

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7,927,927 (collectively, the “Freescale patents in suit”) against certain of the Company’s integrated circuits and/or chipsets. The complaint seeks unspecified damages and a permanent injunction. On September 17, 2012, MSI filed a motion to dismiss the complaint for failure to state a claim pursuant to FRCP 12(b)(6) as to direct infringement of U.S. Patent No. 7,927,927, indirect infringement of the Freescale patents in suit, and willful infringement of the Freescale patents in suit. MSI believes that it does not infringe any valid and enforceable claim of the Freescale patents in suit, and intends to litigate this action vigorously. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

Note 10. Shareholders’ Equity

Stock Plans

Activity under the Company’s stock option plans for the nine months ended October 27, 2012 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at January 28, 2012	52,467	$12.53	3,124	$15.43	55,591	$12.70
Granted	6,935	$14.69	—	$—	6,935	$14.69
Exercised	(4,714)	$6.67	—	$—	(4,714)	$6.67
Canceled/Forfeited	(2,814)	$16.04	(361)	$15.43	(3,175)	$15.97

Balance at October 27, 2012	51,874	$13.16	2,763	$15.43	54,637	$13.28

Vested or expected to vest at October 27, 2012	50,620	$13.13

Exercisable at October 27, 2012	39,582	$13.10

For time-based stock options vested and expected to vest at October 27, 2012, the aggregate intrinsic value was $14.1 million and the weighted average remaining contractual term was 4.5 years. For time-based stock options exercisable at October 27, 2012, the aggregate

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

intrinsic value was $11.6 million and the weighted average remaining contractual term was 3.5 years. There was no aggregate intrinsic value for market-based stock options at October 27, 2012 and the weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at October 27, 2012 was 8.5 years. The Company’s closing stock price as reported on the NASDAQ Global Select Market for all in-the-money options as of October 26, 2012 is used to calculate the aggregate intrinsic value.

As of October 27, 2012, the unamortized compensation expense for time-based stock options was $47.6 million and market-based stock options was $6.0 million. The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.5 years and 1.2 years, respectively.

Included in the following table is activity related to the non-vested portion of the restricted stock units for the nine months ended October 27, 2012 (in thousands, except for prices):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at January 28, 2012	9,646	$17.38
Granted	7,113	$14.90
Vested	(2,585)	$17.69
Canceled/Forfeited	(1,266)	$17.36

Balance at October 27, 2012	12,908	$15.96

The fair value of each restricted stock unit is estimated based on the market price of the Company’s common shares on the date of grant less the expected dividend yield. As of October 27, 2012, compensation costs related to restricted stock units not yet recognized amounted to $148.7 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

During the three months ended October 27, 2012 and October 29, 2011, the Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). A total of 3.3 million shares were issued at a weighted-average price of $10.40 per share in the nine months ended October 27, 2012 and a total of 2.4 million shares were issued at a weighted-average price of $12.57 in the nine months ended October 29, 2011 under the ESPP. As of October 27, 2012, there was $46.5 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

The Company repurchased 22.9 million of its common shares for $203.0 million in cash during the three months ended October 27, 2012 and 15.0 million of its common shares for $215.2 million in cash during the three months ended October 29, 2011. The Company repurchased 57.3 million of its common shares for $676.5 million in cash during the nine months ended October 27, 2012 and 74.3 million of its common shares for $1.2 billion in cash during the nine months ended October 29, 2011. The repurchased shares were retired immediately after the repurchases were completed. As of October 27, 2012, a total of 150.0 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.1 billion in cash and there was $395.2 million remaining available for future share repurchases.

Subsequent to the end of the quarter through November 21, 2012, the Company repurchased an additional 1.5 million of its common shares for $11.5 million at an average price per share of $7.68.

Dividend Program

In May 2012, the Company announced the initiation of paying its first quarterly dividend of $0.06 per share. The Company intends to pay a regular quarterly cash dividend on its common shares subject to, among other things, the best interests of its shareholders, the Company’s results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law and other factors that the Company’s board of directors may deem relevant. As a result, cash dividends of $0.06 per share were paid for a total of $33.5 million in the three months ended October 27, 2012 and a total of $67.0 million in the nine months ended October 27, 2012.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 15, 2012, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on December 21, 2012 to shareholders of record as of December 13, 2012.

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Cost of goods sold	$1,944	$1,940	$5,842	$5,551
Research and development	22,565	21,905	62,152	63,626
Selling and marketing	3,101	3,402	9,595	9,263
General and administrative	2,764	3,364	13,205	10,006

	$30,374	$30,611	$90,794	$88,446

Share-based compensation capitalized in inventory was $1.6 million at October 27, 2012 and $2.1 million at January 28, 2012.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model and of each market-based equity award using a Monte Carlo simulation model:

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Time-based Stock Options:
Weighted average fair value	$3.27	$5.97	$5.57	$6.08
Expected volatility	46%	49%	44%	43%
Expected term (in years)	4.8	4.8	4.8	4.8
Risk-free interest rate	0.7%	1.0%	0.9%	2.0%
Expected dividend yield	2.3%	—	0 - 2.3%	—

	Nine Months Ended
	October 27,	October 29,
	2012	2011
Market-based Stock Options:
Weighted average fair value	$—	$5.08
Expected volatility	—%	42%
Risk-free interest rate	—%	0.9 - 3.6%

There were no market-based stock options granted during the three and nine months ended October 27, 2012 or during the three months ended October 29, 2011. The above table includes market-based stock options granted during the three months ended April 30, 2011. The fair value of each market-based stock option award is estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the above table, including the same volatility applied to the Company’s time-based options. Because a Monte Carlo simulation model incorporates ranges of assumptions for inputs, those ranges are disclosed where applicable. The Company uses historical data to estimate employee termination within the valuation model. The expected term of 2.66 years for market-based stock options granted during the three months ended April 30, 2011 was derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended
	October 27,	October 29,
	2012	2011
Employee Stock Purchase Plan:
Estimated fair value	$3.77	$4.09
Volatility	39%	46%
Expected term (in years)	1.3	0.5
Risk-free interest rate	0.2%	0.2%
Dividend yield	2.0%	—

Under the ESPP, there were no stock purchase rights granted in the three months ended October 27, 2012 and October 29, 2011. The expected volatility for awards granted during the nine months ended October 27, 2012 and October 29, 2011 is based on an equally weighted combination of historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. We make a number of forward-looking statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter; our expectations regarding industry trends; our expectations regarding the impact of the flooding in Thailand; our expectations regarding our inventory levels; our expectations regarding the amount of our future sales in Asia; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the fourth quarter ending February 2, 2013 compared with the third quarter ended October 27, 2012; our expectations regarding the growth of solid state drive revenue; our expectations regarding the impact of legal proceedings and claims; our ability to meet our capital needs for at least the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding future growth opportunities; our plan regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding unrecognized tax benefits; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products and the impact of seasonality on demand; our expectations regarding defects; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical and intensely competitive; our ability to successfully compete in the markets in which we serve; the outcome of pending or future litigation and legal proceedings; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our dependence on a small number of customers; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions and the impact of lengthy and expensive product sales cycles. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

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

Results of Operations

Our revenue during the third quarter of fiscal 2013 was down by 4% compared to the prior quarter and 18% compared to the third quarter of fiscal 2012. Continued slowdown in the global economy during the third quarter resulted in a weaker PC market than previously anticipated as we experienced lower demand from our hard disk drive (“HDD”) customers. We also experienced lower demand for wireless connectivity products due to an inventory correction at a major customer for wireless access points. We continued to see a decline in revenue for our mobile products as we are in a product transition phase within the TD-SCDMA market in China. Revenue for our solid state drive (“SSD”) products continued to grow as our solutions get adopted in the market.

Despite the lower revenue levels that we have experienced in recent periods, we remain confident in our investments and multiple near-term and long-term growth opportunities such as:

•

In the mobile market, we believe we have a very strong roadmap based on our unified platform. We are encouraged by the early design activities from our customers who are building phones for both the TD-SCDMA and WCDMA markets. We believe this unified platform will allow us to effectively address both the top OEMs and the rapidly growing whitebox market. We expect customers to begin to bring their products to market early next year. In addition, we are now accelerating our TD and FDD-LTE roadmap and we expect customers to upgrade to these 4G platform solutions over the course of the next year to 18 months.

•

In wireless connectivity, we have historically focused on providing integrated 1x1 combo solutions for the mobile market, which demands the lowest power consumption, and high-performance 4x4 solutions for the enterprise market, which demands the highest possible throughput. In addition to our continued strong presence in the 1x1 and 4x4 markets, we are now expanding our footprint by offering integrated 2x2 combo solutions for the tablet and ultrabook markets.

•

In our storage business, despite the overall demand challenges within the PC market, we gained market share within HDDs as we have seen strong growth for our 500 gigabyte per platter products. In addition, we have continued to see strong growth for our SSD products. Although a smaller portion of our overall storage revenue, SSD revenue have continued to grow over the past few quarters, and as this market continues to expand and our customers continue to gain success, we will continue to benefit.

•

In the networking market, we have outperformed the market during the past year, growing revenue by introducing products in new growth areas such as in passive optical network and 10 gigabyte switching, as well as the programmable network processers introduced following our acquisition of Xelerated. We believe as networks continue to evolve, we will have even more opportunities.

Our financial position is strong and we also remain committed to deliver shareholder value through our share repurchase and dividend programs.

•	Our cash, cash equivalents and short-term investments were $2.0 billion at October 27, 2012 and generated cash flow from operations of $136 million during the third quarter of fiscal 2013.

•	We paid a dividend of $0.06 per share in the third quarter, and recently announced another dividend of $0.06 per share to be paid during the fourth quarter of fiscal 2013.

•	We repurchased an additional 22.9 million of common shares for $203.0 million in cash during the quarter.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	48.0	43.4	46.9	42.4
Research and development	33.8	28.0	32.7	28.6
Selling and marketing	4.9	4.3	5.0	4.5
General and administrative	3.1	3.0	3.2	2.9
Amortization and write-off of acquired intangible assets	1.7	1.2	1.7	1.4

Total operating costs and expenses	91.5	79.9	89.5	79.8

Operating income	8.5	20.1	10.5	20.2
Interest and other income (expense), net	0.3	0.9	0.4	0.3

Income before income taxes	8.8	21.0	10.9	20.5
Provision for income taxes	0.0	0.5	0.2	0.3

Net income	8.8%	20.5%	10.7%	20.2%

Three and Nine Months Ended October 27, 2012 and October 29, 2011

Net Revenue

	Three Months Ended		% Change		Nine Months Ended		% Change
	October 27, 2012	October 29, 2011			October 27, 2012	October 29, 2011
	(in thousands, except percentage)
Net revenue	$780,881	$950,417	(17.8	) %	$2,393,336	$2,650,339	(9.7)%

Net revenue for the three months ended October 27, 2012 declined 17.8% compared to the three months ended October 29, 2011 primarily due to declines in the storage end market. The total available market for the HDD market declined compared to the prior year as the global market for PC’s contracted. Slightly offsetting this decline, our sales of SSD products increased significantly in the three months ended October 27, 2012 compared to the year-ago period as our products have begun to gain adoption in the market. Within our mobile and wireless end markets, net revenue from our leading North American handset customer declined compared to the year-ago period due to the continued competitive challenges that they face.

Net revenue for the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011 declined 9.7%. In addition to the impacts of the above factors, the nine months ended October 27, 2012 benefited from the ramp of our TD-SCDMA products during the end of fiscal 2012 and beginning of fiscal 2013.

We currently expect overall net revenue for the three months ending February 2, 2013 to be in the range of $700 million to $740 million.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant end customers is presented in the following table as a percentage of net revenue:

	Three Months Ended			Nine Months Ended
Customer	October 27, 2012	July 28, 2012	April 28, 2012	October 27, 2012
Western Digital	24%	26%	23%	24%
Toshiba	*	10%	10%	10%

	Three Months Ended			Nine Months Ended
Customer	October 29, 2011	July 29, 2011	April 29, 2011	October 29, 2011
Western Digital	26%	27%	25%	26%

*	Less than 10% of net revenue

In May 2012, Western Digital acquired Hitachi’s HDD unit. For compatibility purposes, we have presented the percentage of net revenue for Western Digital in the above tables to include the net revenue of the Hitachi HDD unit as if the acquisition had occurred at the beginning of the earliest period presented. In addition to the end customers reported above, one distributor accounted for more than 10% of our net revenue for the three and nine months ended October 27, 2012. For the comparable three and nine months ended October 29, 2011, no single distributor accounted for more than 10% of our net revenue.

Sales to customers located in Asia represented 92% and 90% of our net revenue for the three and nine months ended October 27, 2012, respectively, compared to 90% and 87% of our net revenue for the three and nine months ended October 29, 2011, respectively. A large portion of our OEM partners use contract manufacturing companies in Asia to manufacture their products. These contract manufacturing companies are generally considered our direct customer. Therefore, we expect that a significant portion of our net revenue will continue to come from customers in Asia.

Cost of Goods Sold

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
	(in thousands, except percentage)
Cost of goods sold	$374,503	$412,100	(9.1)%	$1,122,664	$1,124,692	(0.2)%
% of net revenue	48.0%	43.4%		46.9%	42.4%

Cost of goods sold as a percentage of net revenue increased for the three and nine months ended October 27, 2012 compared to the three and nine months ended October 29, 2011. This was primarily due to the shift in the mix of our products sold to lower margin products as compared to the corresponding periods of fiscal 2012. In addition, average selling price declines outpaced the cost reductions received from our manufacturing partners. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending February 2, 2013 to be slightly lower compared to the three months ended October 27, 2012, due to a better mix of higher-margin products.

Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Cost of goods sold	$1,944	$1,940	$5,842	$5,551
Research and development	22,565	21,905	62,152	63,626
Selling and marketing	3,101	3,402	9,595	9,263
General and administrative	2,764	3,364	13,205	10,006

	$30,374	$30,611	$90,794	$88,446

Share-based compensation expense for the three and nine months ended October 27, 2012 included the recovery of previously recognized expense associated with unvested share-based awards that were cancelled as a result of the resignation in October 2012 of our chief financial officer. However, we recognized higher expenses as a result of higher headcount in fiscal 2013, combined with the impact of an increase in expense related to the employee stock purchase plan. The offering price of the employee stock purchase plan was reset in June 2012 due to the decline in our stock price. As a result, share-base compensation expense during the three months ended October 27, 2012 was essentially flat compared to the three months ended October 29, 2011, while it increased slightly in the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011.

Research and Development

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
	(in thousands, except percentage)
Research and development	$263,615	$266,255	(1.0)%	$783,760	$758,396	3.3%
% of net revenue	33.8%	28.0%		32.7%	28.6%

Research and development expense decreased for the three months ended October 27, 2012 by $2.6 million, primarily related to lower personnel-related expenses as compared to the three months ended October 29, 2011. Since personnel-related expenses in the three months ended October 29, 2011 included $4.2 million in assessments related to payroll taxes in certain jurisdictions, excluding those amounts, personnel-related expenses in the three months ended October 27, 2012 reflect an increase due to higher costs associated with increased headcount in fiscal 2013 over fiscal 2012.

Research and development expense increased for the nine months ended October 27, 2012 by $25.4 million, compared to the nine months ended October 29, 2011, primarily attributable to increased headcount to support new designs.

We currently expect that research and development expense for the three months ending February 2, 2013 will be higher than the three months ended October 27, 2012. This is driven primarily by the additional week in our quarter ending February 2, 2013, due to the timing of our fiscal calendar.

Selling and Marketing

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
	(in thousands, except percentage)
Selling and marketing	$38,398	$40,500	(5.2)%	$119,498	$119,042	0.4%
% of net revenue	4.9%	4.3%		5.0%	4.5%

Selling and marketing expense decreased for the three months ended October 27, 2012 by $2.1 million, compared to the three months ended October 29, 2011. The decrease primarily reflects lower expenses for contractor services and other professional services as we continue to tightly manage this spending.

Selling and marketing expense increased for the nine months ended October 27, 2012 by $0.5 million, compared to the nine months ended October 29, 2011. The increase was primarily attributable to increased trade show and marketing communication activities, which were partially offset by lower expenses for contractor and other professional services.

We currently expect that selling and marketing expense for the three months ending February 2, 2013 will be higher than the level of expense reported for the three months ended October 27, 2012. This is driven primarily by the additional week in our quarter ending February 2, 2013, due to the timing of our fiscal calendar.

General and Administrative

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
	(in thousands, except percentage)
General and administrative	$24,514	$29,021	(15.5)%	$75,937	$77,436	(1.9)%
% of net revenue	3.1%	3.0%		3.2%	2.9%

General and administrative expense for the three and nine months ended October 27, 2012 decreased by $4.5 million and $1.5 million, respectively, compared to the three and nine months ended October 29, 2011. These decreases were due primarily to lower share-based compensation expense combined with lower legal expenses as legal expenses in the comparable period included certain legal settlements.

We currently expect that general and administrative expense for the three months ending February 2, 2013 will be higher than the level of expense reported for the three months ended October 27, 2012. This is driven primarily by the additional week in our quarter ending February 2, 2013, due to the timing of our fiscal calendar.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$13,054	$11,155	17.0%	$40,432	$36,634	10.4%
% of net revenue	1.7%	1.2%		1.7%	1.4%

Amortization and write-off of acquired intangible assets for the three and nine months ended October 27, 2012 increased by $1.9 million and $3.8 million, respectively, as compared to the three and nine months ended October 29, 2011. These increases were primarily due to the intangible assets acquired in the fourth quarter of fiscal 2012 from a small acquisition. Also, amortization and write-off of acquired intangible assets for the nine months ended October 27, 2012 included a $0.8 million write-off of in-process research and development related to an abandoned project. These increases were partially offset by certain intangible assets acquired in earlier acquisitions that became fully amortized.

Interest and Other Income, Net

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
	(in thousands, except percentage)
Interest and other income, net	$2,387	$7,729	(69.1)%	$9,308	$9,575	(2.8)%
% of net revenue	0.3%	0.9%		0.4%	0.3%

Interest and other income, net, decreased for the three months ended October 27, 2012, compared to the three months ended October 29, 2011 primarily due to the impact of the relative weakening of the U.S. dollar on our foreign currency denominated tax liabilities. This was partially offset by lower interest income in the three and nine months ended October 27, 2012 from lower average cash and investment balances, as well as a lower rate of return.

Interest and other income, net, decreased slightly for the nine months ended October 27, 2012, compared to the nine months ended October 29, 2011 primarily due to lower interest income from lower average cash and investment balances, as well as lower rate of return.

Provision for Income Taxes

	Three Months Ended		% Change	Nine Months Ended		% Change
	October 27, 2012	October 29, 2011		October 27, 2012	October 29, 2011
	(in thousands, except percentage)
Provision for income taxes	$368	$3,994	(90.8)%	$3,920	$9,340	(58.0)%
% of net revenue	—%	0.5%		0.2%	0.3%

The income tax provision for the three and nine months ended October 27, 2012 included the current income tax liability of $5.9 million and $14.5 million, respectively, which was primarily offset by net reductions in unrecognized tax benefits of $5.5 million in the three months ended October 27, 2012 and $11.5 million in the nine months ended October 27, 2012. These net reductions in unrecognized tax benefits primarily arose from the expiration of statute of limitations and from the settlement of audits in non-U.S. jurisdictions less increases in current unrecognized tax benefit estimates.

The income tax provision for the three and nine months ended October 29, 2011 included the current income tax liability of $5.9 million and $14.2 million, respectively, which was partially offset by a net reduction in unrecognized tax benefits of $2.8 million in the three months ended October 29, 2011 and $6.2 million in the nine months ended October 29, 2011 primarily due to the expiration of the statute of limitations in non-U.S. jurisdictions less increases in current unrecognized tax benefit estimates.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to a potential settlement with tax authorities and/or the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as we will have negotiations with various tax authorities throughout the year.

Liquidity and Capital Resources

Our principal source of liquidity as of October 27, 2012 consisted of approximately $2.0 billion of cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short term investments, together with cash generated from operations and from the issuance of common shares through our employee stock option and purchase plans, will be sufficient to cover our working capital needs, capital expenditures, investment requirements, commitments, repurchases of our common shares and payment of quarterly dividends for at least the next 12 months. To the extent that our existing cash, cash equivalents and short-term investments and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into additional acquisitions of businesses, assets, products, technologies or other strategic arrangements in the future, which could also require us to seek debt or equity financing. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $524.4 million for the nine months ended October 27, 2012. The cash inflows from operations for the nine months ended October 27, 2012 were due to $458.8 million of net income adjusted for non-cash items and positive working capital changes of $65.6 million. The increase in working capital for the nine months ended October 27, 2012 was primarily driven by a decrease in accounts receivable and inventories due to lower shipments on lower sales combined with a decrease in prepaid expenses and other assets. This positive impact on working capital was partially offset by a decrease in accounts payable caused by lower spending as production activity declined in the latter part of the third quarter of fiscal 2013.

Net cash provided by operating activities was $702.1 million for the nine months ended October 29, 2011. The cash inflows from operations in the nine months ended October 29, 2011 were primarily due to $740.6 million of net income adjusted for non-cash items, offset by a negative effect from changes in working capital.

Net Cash Provided by and (Used in) Investing Activities

Net cash provided by investing activities was $45.9 million for the nine months ended October 27, 2012 compared to net cash used in investing activities of $593.9 million for the nine months ended October 29, 2011. For the nine months ended October 27, 2012, net cash provided by investing activities was primarily generated from the sale and maturities of marketable securities of $1.3 billion less purchases of marketable securities of $1.2 billion. The net cash inflow from marketable securities for the nine months ended October 27, 2012 was partially offset by the purchase of $49.1 million of property and equipment and $10.7 million of IP licenses.

For the nine months ended October 29, 2011, net cash used in investing activities was primarily due to net purchases of marketable securities of $499.7 million. In addition, we paid $62.3 million for the purchase of property and equipment, $18.8 million for acquisitions and $9.6 million for technology licenses.

Net Cash Used in Financing Activities

Net cash used in financing activities was $687.0 million for the nine months ended October 27, 2012 compared to net cash used in financing activities of $1.1 billion for the nine months ended October 29, 2011. For the nine months ended October 27, 2012, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program of 57.3 million of its common shares in the open market for $676.5 million and the payment of our quarterly dividends of $67.0 million. The cash outflow was partially offset by net proceeds of $56.4 million from the issuance of our common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements. For the nine months ended October 29, 2011, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program of 74.3 million of its common shares in the open market for $1.2 billion. The cash outflow was partially offset net proceeds of $50.4 million from the issuance of common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

Subsequent to the end of the quarter through November 21, 2012, we repurchased an additional 1.5 million of our common shares for $11.5 million at an average price per share of $7.68.

Off-Balance Sheet Arrangements

As of October 27, 2012, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

We presented our contractual obligations at January 28, 2012 in our Annual Report on Form 10-K for the fiscal year then ended. There has been no material changes outside the ordinary course of business in those obligations during nine months ended October 27, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of October 27, 2012. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of October 27, 2012, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $14.9 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of October 27, 2012, our investment portfolio included $19.5 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. As of October 27, 2012, the fair value of auction rate securities was $1.4 million less than par value and recorded in long-term investments.

Based on our balance of approximately $2.0 billion in cash, cash equivalents and short-term investments, and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value and do not have the intent to sell these auction rate securities until recovery. Since we consider the impairment to be temporary, we recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $11.4 million at October 27, 2012, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of October 27, 2012, our disclosure controls and procedures were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under the caption ‘Contingencies’ as set forth in “Note 9 – Commitments and Contingencies” of our notes to unaudited condensed consolidated financial statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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

Furthermore, future changes in the nature of information storage products could reduce demand for traditional HDDs. For example, products using alternative technologies, such as solid-state flash drives and other storage technologies could become a source of competition to manufacturers of HDDs. Although we offer SSD controllers, leveraging our technology in hard drives, we cannot ensure we will be able to maintain significant market share if demand for traditional HDDs decreases.

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

Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. For example, on November 26, 2012, we went to trial with Carnegie Mellon University (“CMU”) as described in more detail in Note 9 of the notes to our unaudited condensed consolidated financial statements. CMU has alleged past damages in the amount of approximately $1.2 billion through July 2012. If we receive a significant adverse judgment in any litigation matter, our results of operations and financial position will be adversely affected.

From time to time our subsidiaries and customers receive, and may continue to receive in the future, notices that allege claims of infringement, misappropriation or misuse of the intellectual property rights of third parties. In addition to standards-based infringement claims, infringement claims have also been directed against us and our subsidiaries’ proprietary technologies, particularly those related to storage technology, microprocessors and other circuit components. We have also had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, our subsidiaries and customers could face claims of infringement. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorney’s fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Our other sources for manufacturing are located in the U.S., China and Singapore. In addition, substantially all of our third party assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters or by political changes. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. Taiwan has experienced significant earthquakes in the past and may be subject to additional earthquakes that could disrupt manufacturing operations. In the event of a significant natural disaster or a quarantine or closure that affects our manufacturers in the Pacific Rim, our revenues, cost of goods sold and results of operations would be negatively impacted. In addition, if we were unable to quickly identify alternate manufacturing facilities, we could experience significant delays in product shipments, which could harm our results of operations.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our three largest customers represented 43% of our net revenue in the nine months ended October 27, 2012. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Additionally, because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our gross margins. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or by our competitors and other factors. We expect that we will continue to have to reduce prices in the future.

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

We had approximately $2.0 billion of goodwill and $101.9 million of intangible assets on our balance sheet as of October 27, 2012. Under U.S. GAAP, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an annual assessment of goodwill at the beginning of our fiscal fourth quarter and we also assess the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges.

During the three months ended October 27, 2012, we experienced a continued decline in our stock price which caused a substantial reduction in the reporting unit’s excess fair value over its net book value. Although we determined the fair value of our company was in excess of our carrying value, and therefore there was no impairment of goodwill as of October 27, 2012, if our stock price declines further and erodes our total market capitalization, we may be required to record an impairment charge in the future that could be material to our operating results.

In addition, from time to time, we have made investments in private companies. If the companies that we invest in are unable to execute their plans and succeed in their respective markets, we may not benefit from such investments, and we could potentially lose the amounts we invest. We evaluate our investment portfolio on a regular basis to determine if impairments have occurred. If the operations of any businesses that we have acquired declines significantly, we could incur significant intangible asset impairment charges. Impairment charges could have a material impact on our results of operations in any period.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 90% of our net revenue in nine months ended October 27, 2012, 89% of our net revenue in fiscal 2012 and 81% of our net revenue in fiscal 2011.

We also have substantial operations outside of the U.S. These operations are directly influenced by the political and economic conditions of the region in which they are located, and with respect to Israel, possible military hostilities that could affect our operations there. For example, current hostilities in Israel could cause substantial political unrest in the region, which could lead to a potential economic downturn in Israel. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to risks associated with international operations, including:

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

We must comply with a variety of existing and future laws and regulations that could impose substantial costs on us and may adversely affect our business.

We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. In addition, we are also subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions.

We and our customers are also subject to various import and export laws and regulations. Government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products at foreign foundries or ship these products to certain customers, or we may incur penalties or fines.

There is also a regulation to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices.

Future regulations may become more stringent or costly and our compliance costs and potential liabilities could increase, which may harm our business.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

In May 2012, we announced the declaration of our first quarterly cash dividend. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, the best interests of our shareholders, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law, and other factors that the board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President and General Manager of Communications and Consumer Business of Marvell Semiconductor, Inc, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 19% of our outstanding common shares as of October 27, 2012. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended October 27, 2012.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended October 27, 2012 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 29 – August 25, 2012	—	—	—	$598,154
August 26 – September 22, 2012	—	—	—	$598,154
September 23 – October 27, 2012	22,917	$8.86	22,917	$395,168

Total	22,917	$8.86	22,917	$395,168

(1)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. During fiscal 2012, our board of directors authorized an additional $1.5 billion to be used to repurchase our common shares under the share repurchase program. In May 2012, we announced an additional increase of $500 million to the share repurchase program. This increases the total available under the repurchase program to $2.5 billion. We intend to effect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The repurchase program may be extended, modified, suspended or discontinued at any time. We may make repurchases in open market or privately negotiated transactions in order to effect our repurchases.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

November 29, 2012	By:	/s/ Brad D. Feller
Date		Brad D. Feller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.