Form 10-K
period 2013-02-02
MARVELL TECHNOLOGY GROUP LTD
filed 2013-03-29
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $3,893 million based upon the closing price of $11.62 per share on the NASDAQ Global Select Market on July 27, 2012 (the last business day of the registrant’s most recently completed second quarter). Common shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common shares known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

As of March 21, 2013, there were 501.7 million common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2013 annual general meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

TRADEMARKS

Marvell®, Alaska®, ARMADA® Avanta®, Avastar®, Kirkwood®, Link Street®, Prestera®, Xelerated® and Yukon® are registered trademarks of Marvell International Ltd. and/or its affiliates. Any other trademarks or trade names mentioned are the property of their respective owners.

MARVELL TECHNOLOGY GROUP LTD.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements and include statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. These are statements that relate to future periods and include, without limitation, statements relating to such matters as: our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; our expectation regarding industry trends, including statements regarding the hard disk drive (“HDD”) industry, the market for hybrid solutions, the mobile and wireless market in China and seasonal trends in the gaming industry; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectation regarding the current economic environment; our expectations regarding future growth based on market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, operating expenses and shipments of certain products; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products in the semiconductor industry; our expectations regarding our facilities and the sufficiency of our facilities; the anticipated features and benefits of our technology solutions; our ability to execute our strategy and components of our strategy; our plan to strengthen and expand our relationship with customers using a variety of processes; our ability to anticipate the needs of our customers; our expectations that average selling prices of our products will continue to be subject to significant pricing pressures; our ability to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding competition and our ability to compete successfully in the markets for our products; our ability to reduce our customers’ overall system costs; our plan to attract new customers and retain existing customers by the introduction of new products; our continued efforts relating to the protection of our intellectual property, including claims of patent infringement; our expectations regarding the amount of customer concentration in the future; our expectations regarding the portion of our operations and sales outside of the United States, including the amount of our future sales in Asia; our expectations regarding our investment in research and development; our expected results, cash flows and expenses, including those related to sales and marketing, research and development and general and administrative; our expectations regarding acquisitions and investments; our expectations regarding net revenue, sources of revenue and make-up of revenue; our expectation regarding gross margin and events that may cause gross margin to fluctuate; our expectations regarding litigation and the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding future impairment review of our goodwill and intangible assets; our ability to attract and retain highly skilled employees; our expectations regarding the effectiveness of our internal control over financial reporting; our plans regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding arrangements with suppliers; our expectations regarding the demand for our products; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding the effect of recent accounting pronouncements and changes in taxation rules; our expectations regarding alternative information storage technologies; our expectations regarding defects in our products; and our expectations regarding our share repurchase program and the tax benefits we receive. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to: the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the HDD industry, which is highly cyclical; the impact of significant competition in the mobile and wireless communications markets; our dependence on a smaller number of customers; the outcome of pending or future litigation and legal proceedings; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal control over financial reporting; our ability to develop new and enhanced products; the impact of our complex products on market acceptance of our new products; our reputation with current or prospective customers; defects in our products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the U.S. federal income tax laws and/or foreign tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the impact of natural disasters on our business; our ability to obtain and renew licenses from third parties; our ability to raise funds; our plans to implement and improve operational, financial and management systems; and the impact of environmental regulations. Additional factors that could cause actual results to differ materially include the risks discussed in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

In this Annual Report on Form 10-K, references to “Marvell,” “we,” “us,” “our” or the “Company” mean Marvell Technology Group Ltd. and its subsidiaries, except where it is made clear that the term means only the parent company.

PART I

Item 1.	Business

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip (“SoC”) devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone ARM-based microprocessor integrated circuits. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution compared to individual components. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers (“PHY”), mobile handsets and other consumer electronics, wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. We were incorporated in Bermuda in January 1995.

Our registered and mailing address is Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number there is (441) 296-6395. The address of our U.S. operating subsidiary is Marvell Semiconductor, Inc., 5488 Marvell Lane, Santa Clara, California 95054, and our telephone number there is (408) 222-2500. We also have operations in many countries, including Canada, China, Denmark, Germany, Hong Kong, India, Israel, Italy, Japan, Malaysia, the Netherlands, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Our fiscal year ends on the Saturday nearest January 31. In this Annual Report on Form 10-K, we refer to the fiscal year ended January 27, 2007 as fiscal 2007, the fiscal year ended February 2, 2008 as fiscal 2008, the fiscal year ended January 29, 2009 as fiscal 2009, the fiscal year ended January 30, 2010 as fiscal 2010, the fiscal year ended January 29, 2011 as fiscal 2011, the fiscal year ended January 28, 2012 as fiscal 2012, the fiscal year ended February 2, 2013 as fiscal 2013 and the fiscal year ending February 1, 2014 as fiscal 2014.

Available Information

Our website address is located at www.marvell.com. The information contained in our website does not form any part of this Annual Report on Form 10-K. However, we make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file this material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

Industry Background

The semiconductor industry has evolved over the last five decades primarily due to the rapid and systematic advancements in photolithography techniques and new materials used in the manufacture of semiconductor devices, which has enabled the fabrication of transistor devices with a greater number of features and functions at ever-smaller chip sizes and with increasing power efficiency. As transistor line widths shrink over time, transistor density increases proportionally, enabling the manufacture of ever more complex devices in a fixed area of silicon. This phenomenon, known as “Moore’s Law,” states that with the transition to each new successive process node, transistor device size will shrink by 0.7×. This can enable a 2× increase in the number of transistors, an increase in device performance, a reduction in chip size, or additional functionality. Furthermore, the transition to ever smaller process geometries results in proportionally lower power consumption of integrated circuits.

The effect of Moore’s Law on the semiconductor industry has been a rapid increase in the processing speed, the device density of integrated circuits and improved power efficiency. This has enabled the integration of multiple complex functions onto a single piece of silicon, which in the past required multiple discrete integrated circuits. Concurrently, with the advances in semiconductor technology, there has been an evolutionary shift toward standards-based communication interconnect protocols, such as Ethernet and wireless local area network (“LAN”). This has given rise to a large number of diverse electronic systems suppliers that address the simultaneous transmission of voice, video, audio and data through both wired and wireless connections.

Technological innovations have increased the capability to transmit and process information, which has led to both business enterprise and consumer electronic devices sharing and communicating ever larger amounts of information for a wide array of applications. Due in part to the ongoing evolution of both semiconductor and communications technology, the bandwidth demanded by users has continued to expand at an exponential rate. Additionally, as the bandwidth demand from service providers, enterprises and consumers has risen, there has been a commensurate increase in the required amount of data storage capacity. We believe the market effects enabled by the advances in both semiconductor and communication technologies will provide a large and growing market for our products, technologies and intellectual property capabilities.

Within most modern electronic systems, the device interconnects and data transmission occurs within the analog signal domain. However, due to advanced technologies, modern systems approaches and new algorithms, most new products convert the analog signals into digital signals to process the information. Given the high volume and cost sensitive nature of current electronic devices, it is very beneficial to be able to integrate many of the analog and digital functions onto a single integrated circuit, which can help to increase system performance, lower costs and lower overall power consumption. As a result, these devices require a combination of both analog and digital integrated circuit technologies, more commonly known as mixed-signal technology. Historically, the ability to manufacture mixed-signal technologies required the use of expensive, non-scalable semiconductor manufacturing process technologies. However, to achieve price points that will accelerate the acceptance of these highly integrated mixed-signal devices, a small number of semiconductor suppliers, including us, have invested in the fundamental research and development capability, which allows for the use of high volume, lower cost and scalable complementary metal oxide semiconductor (“CMOS”) fabrication technology.

Because the processing requirements of these mixed-signal integrated circuits continue to expand with the increased performance and sophistication of the devices in which they are embedded, many of these integrated circuits are now also integrating high-performance embedded microprocessors and complex digital signal processors to handle the increased workload. This minimizes or eliminates the need for a costly host central processing unit (“CPU”). With improvements in the performance of such embedded microprocessors, devices can further expand their capabilities while at the same time minimizing power requirements.

Many of these new, sophisticated devices are also handheld battery-powered devices in which minimizing power consumption is critical to maximizing the life of the battery. Utilizing highly integrated circuits that are optimized for power efficiency is a critical factor for such handheld devices. Additionally, advanced digital power management solutions that regulate the power supply to the integrated circuits in an efficient and cost-effective manner are becoming increasingly important to the reduction of both the overall power consumption and the total size of the solution.

Platform Integration

Over the last several years, we have transitioned from a supplier of standalone semiconductor components to a supplier of fully integrated platform solutions. Our platform solutions contain multiple intellectual property components in integrated hardware along with software that incorporates digital, analog and mixed signal computing and communication technologies, designed and configured to provide an optimized solution compared to individual components. Our solutions have become increasingly integrated, with ever more components resulting in an all-in-one solution for a given customer’s end product. The demand for such highly integrated platform solutions is generally driven by technological changes and anticipation of the future needs of the device manufacturer and end user, as well as to an increasing extent by service providers, including cellular network carriers and Internet based applications providers. For example, in order to provide a complete solution for a specific handheld consumer electronics device, a device manufacturer may require a solution that integrates a high-performance applications processor, along with seamless communications capability with a 3G/4G Long-Term Evolution (“LTE”) multi-band modem, Wi-Fi, Bluetooth, radio frequency (“RF”), GPS and near field communication (“NFC”). In addition, a device manufacturer may require high-definition graphics processing, high-definition video and audio, and power management. These platforms will often cross multiple end markets, integrating components and technologies traditionally associated with one end market with components and technologies from another end market. For example, we may integrate an applications processor, traditionally associated with the mobile and wireless end market, with software and other components in an end user product targeting the home cloud. Therefore, it has become critical that our products across multiple end markets work together seamlessly.

In addition, software has become increasingly important to our business over the last several years, and we expect software to become even more important in the years to come. On-chip software, which acts as the “driver” for the functionality of the chip, has always been a critical part of our business. However, the software that we deliver with our chip has become significantly more complex as the range of uses and the needs in application-level software have increased. For example, a chip that we develop for a smartphone may need to include software that is compatible with the latest version of a specific company’s operating system that enables 3D graphics and that works seamlessly with a variety of popular end user applications. These demands require a significant amount of up-front software development, testing, and often additional licensing.

Lastly, the market for consumer electronics devices is becoming increasingly standards-based. These standards change rapidly and often several different standards may exist and overlap in a single market. Our platforms are typically designed to operate seamlessly with all relevant standards, which require us to design products in anticipation of these relevant standards. For example, we have communications processors and software designed to operate on several different cellular standards, including EDGE, WCDMA (3G), TD-SCDMA (China 3G) and 4G LTE.

In summary, while providing the most advanced components at the lowest possible price remains critical to our business, continuing the transformation into a platform company through the integration of multiple components together with industry-leading software capability will continue to increase in importance to our overall success.

Our Markets and Products

During the early stages of the company, our core technologies were focused on the storage market. Today, we provide high-performance products for traditional HDD to companies such as Seagate Technology, Toshiba Corporation and Western Digital Corporation. Over the past few years, we have expanded our core storage technologies by developing solid state flash drive (“SSD”) controllers, which are currently sold to flash providers who are building drives based on SSD, such as Micron, Sandisk and Toshiba. In addition, we have also developed unique high-performance solutions for the hybrid market, which we expect to grow rapidly over the next few years. As our business grew, we expanded into the networking market, where we developed industry-leading PHY devices and wired and wireless Ethernet-switching solutions, which enable high-speed transmission between communications systems that are sold by manufacturers of networking and wireless equipment, such as Brocade Communication Systems, Inc., Cisco Systems, Inc., FREEBOX, Hewlett Packard Company, Huawei Technologies Co., Ltd., Intel Corporation, Juniper Networks, Inc. and ZTE Corporation. We also provide complete smartphone platform solutions, including communications and applications processors, wireless, power management and other platform components, for customers such as Research in Motion Limited, Huawei, Motorola, Samsung, Yulong Computer Telecommunication Scientific Co., Ltd. and ZTE Corporation. We also provide printer SoC and system level solutions, including wireless, for both inkjet and laser jet printer systems for companies including Hewlett Packard Company. Our wireless products also are used on a standalone basis in consumer electronics devices, including tablets, wireless access routers and gaming devices, by companies such as Cisco Systems, Microsoft Corporation and Sony Corporation.

Our current product offerings are primarily in three broad end markets: mobile and wireless, storage and networking. Our net revenue by end market for the last three fiscal years are as follows:

	Year Ended
	February 2, 2013		January 28, 2012		January 29, 2011
	(in millions, except for percentages)
Mobile and Wireless	$823	26%	$969	29%	$1,124	31%
Storage	1,495	47%	1,561	46%	1,651	46%
Networking	709	22%	698	21%	683	19%
Other	142	5%	165	4%	154	4%

Total	$3,169		$3,393		$3,612

Mobile and Wireless

We offer a broad range of products for the mobile and wireless end market, including communications processors, thin modems and connectivity solutions. Our solutions power the complete value chain of mobile and wireless devices that are designed to provide full-featured, media-rich experiences and robust services to everyone from the business user to the consumer.

Communications and Applications Processors

Our communications processors are highly integrated cellular SoC devices that enable mobile handset developers to address EDGE, WCDMA (3G), TD-SCDMA (China 3G) and 4G LTE mobile network standards. They incorporate high-performance, multi-band baseband thin modems and applications processors in highly integrated, low-power SoC platforms for voice, computation and multimedia-intensive mobile applications for smartphones.

The PXA920 was our first generation 3G communications processor solution that targeted the TD-SCDMA smartphone market. We introduced our next generation solution in fiscal 2013, the PXA986 and PXA988 unified platforms that address the worldwide WCDMA market and China 3G market, respectively. These solutions are highly integrated 3G SoC communications processors that feature advanced modem technologies, with PXA986 integrating a WCDMA modem and PXA988 integrating a TD-SCDMA modem. They combine dual core gigahertz class applications processing performance with advanced 3D graphics and 1080p multimedia processing capability, and are complemented by power management, RF and wireless connectivity components. We recently introduced the PXA1088, an integrated quad-core applications and communications mobile SoC that is designed to provide high-performance, low-power mobile computing and support for all global broadband standards. This advanced single-chip solution features a quad-core processor with support for 3G field-proven cellular modems including high speed packet access plus, time division high speed packet access plus and enhanced data for the GSM environment.

Thin Modems

Our thin modems allow us to target high-end applications and are highly optimized multi-mode baseband modem devices that enable design of a wide-array of high-performance, low-power Internet-connected devices, targeting smartphones and tablets. Our thin modems incorporate a multi-band multi-mode design, which is capable of addressing evolving 3G and 4G mobile standards.

The PXA180x-series modem solutions are a series of highly integrated 4G LTE cellular thin modems supporting Release 9 category 4 (3GPP) FDD and TDD LTE, Release 8 (3GPP) WCDMA, Release 8 (3GPP) TD-SCDMA, and 2.5G (GSM/GPRS/EDGE) cellular standards. These devices target multiple applications, including smartphone, tablet, mobile router (MiFi), automotive and fixed data access points for enterprise and consumer use. The PXA180x-series modem platform is complimented by power management, RF and in many instances wireless connectivity components. Our newest solutions are designed to support next-generation LTE standards with category 4 speeds, which can achieve up to 150 megabits-per-second downlink throughput.

Connectivity

Our Avastar family of wireless products include standalone Wi-Fi products, as well as multi-function SoCs, which include Wi-Fi and other communications protocols, including Bluetooth, NFC and/or FM, delivered on a single chip. Historically, these products have been incorporated primarily in gaming systems, digital cameras and printers. In today’s increasingly connected and mobile lifestyle, the number and variety of products that require wireless communications have expanded significantly and include digital still cameras, gaming systems, tablets, televisions, Blu-ray players, DVRs, mass storage devices, in-car infotainment and smart appliances. Our products are well positioned for these devices by delivering low-power and high-performance functionality with the latest technologies, such as Wi-Fi Certified Passpoint, Wi-Fi Certified Miracast and IEEE 802.11ac. With the introduction of a 4x4 Wi-Fi solution for the enterprise market and a 2x2 combination solution for the consumer market, we have expanded our product offerings in fiscal 2013. In addition, the Avastar family of products are designed to provide a high degree of integration of power management features, RF components and memory.

Mobile Computing Products

Our ARMADA 100, 500, 600 and 2100 products are SoCs that are designed to deliver advanced integration, excellent multimedia performance and superior power consumption savings for mobile computing products. These products have been incorporated into tablets, notebooks, eReaders, gaming devices, scanners and educational devices. We have also introduced thin client products designed to operate on Linux-based devices, offering a low-power and cost-efficient alternative to existing desktop computers. Our ARMADA line of chips are also used in a large variety of embedded devices, ranging from point-of-sale devices, vending machines, connected displays, wireless speakers and other entertainment devices.

Storage

We offer a broad range of integrated data storage products across all major technologies, including HDD, SSD, and hybrid hard disk drive (“HHDD”) controllers. In addition, we offer storage system products for complex storage area network solutions. These products provide increased performance and reduced power consumption for enterprise, desktop and mobile storage systems. These integrated SoCs feature ultra-fast read channels, high-performance processors, transceivers, DDR RAM controllers and cryptographic engines.

Hard Disk Drive Controllers

HDD controllers provide high-performance input/output (“I/O”) interface control between the HDD and the host system. We support a variety of host system interfaces, including SATA, SAS and Fiber Channel, which can support the complete range of enterprise, desktop and mobile HDDs. We are the leading HDD controller supplier and currently supply products to all of the major hard drive manufacturers. Our HDD controllers with advanced 500-gigabyte-per-platter technology for mobile HDDs, provide a technological advantage that enables a higher level of data storage on a smaller form factor.

Solid-State Drive Controllers

Our SSD controller SoCs are targeted at the growing market for flash-based storage systems, for the enterprise, consumer and mobile markets. Our SSD controllers leverage significant portions of intellectual property and software developed for the HDD market. Additionally, we incorporate unique intellectual property and development required to ensure stable device operation. We have also leveraged our technology in consumer

SSD controllers and have developed a family of SSD controller-based solutions designed for the smartphone end market. We support a variety of host system interfaces, including PCIe, SATA, SAS and emerging mobile standards for a complete range of enterprise, desktop and mobile SSD applications.

Hybrid Hard Disk Drive Controllers

A HHDD is a HDD that also contains flash memory, thereby leveraging the low cost of a HDD with the performance of a SSD. Our HHDD controller SoCs include the technology required for HDD operation as well as a high-speed interface for the on-drive flash memory.

Storage-System Products

Our storage system products enable customers to manage and aggregate data from arrays of multiple HDDs or from multiple servers. Our portfolio of storage system solutions includes devices that convert data from multiple formats, as well as devices which aggregate and consolidate data into high bandwidth streams.

Networking

Residential, enterprise and service provider networks are experiencing rapid change. To meet these challenges, our Networking business is evolving by investing and adding technologies required for the buildout of new network architectures. We are focusing on cloud infrastructure and service provider infrastructure.

Cloud Infrastructure

We supply products related to cloud infrastructure, which encompasses home, private and public cloud networks.

Home cloud is where personal applications and data reside within the privacy and control of a residential network. Our products are designed to allow a multitude of smart devices to share content and manage home services. Our home cloud-related product offerings include our Kirkwood and Link Street families.

Our Kirkwood family of products is based on our embedded CPU technology and has been designed to maximize overall performance while minimizing power consumption. Designed for network-connected consumer electronics equipment, this family of products is used in home gateways, set-top boxes, network storage, printers, media players and point-of-service terminals.

Our Link Street family of 10/100 Fast Ethernet and Gigabit switches is targeted to the small office and home office market, where cost, ease-of-use and flexibility are critical. These devices are targeted at applications, such as standalone switches, media converters, Internet protocol phones, firewall appliances, wireless and wired gateway routers, and wireless access points. When integrated with a high-performance ARM-based embedded microprocessor, a media access controller and PHY interface, our Link Street family of products provide an integrated single-chip solution for small and medium-size business applications, as well as residential applications.

Private cloud represents the next generation of the enterprise network that enables a more mobile workforce, global collaboration, increased bandwidth and enhanced security. Our private cloud product offerings include our Prestera, Discovery Innovation and Alaska families.

The Prestera DX family of Gigabit Ethernet (“GbE”) switches offer integration and performance for small and medium-size business networks. These products are designed to enable system vendors to design affordable, plug-and-play, high-density and standalone switches, which address the cost-sensitive desktop switching market. The Prestera EX family of enterprise switches is designed to deliver exceptional price and performance. The Prestera EX family delivers a complete line of Fast Ethernet, GbE and 10GbE switching solutions.

Our Discovery Innovation family of products provides a complete SoC solution based on our embedded CPU technology. These high-performance, low-power, highly integrated processors are ideally suited to a wide range of applications, ranging from sophisticated routers, switches and wireless base stations to high-volume laser printer applications.

Our Alaska family of products includes high-performance and low-power Gigabit transceivers, which address enterprise switching, server and telecom applications. This family of products enables the accelerated deployment of 10GbE capable systems for the LAN, metropolitan area network (“MAN”) and wide area network (“WAN”) markets. Our low-power, low-cost solutions are designed to address network connectivity for client systems, such as PCs, gaming systems and digital TVs.

Public cloud encompasses low-power commercial data centers, where we are focused on the convergence of networking, computing and storage technologies. Our public cloud product offerings include our Prestera, ARMADA XP and Yukon families.

The Prestera CX family of 10GbE and 40GbE switches is designed for the new generation of high density data centers and optical broadband, as well as the convergence of data and storage networks. Using standards-based congestion management capabilities and dynamic power management, these products enable virtualization, cloud computing and “software as a service.”

Our ARMADA XP family of products is a quad-core processing, enterprise-class cloud computing platform. This platform integrates four ARM-based 1.6Hz CPU cores along with a host of I/O peripherals and is optimized to consume low power while simultaneously delivering high-performance per-watt.

Our Yukon family of connectivity products includes integrated, single-chip solutions, based on our proven enterprise-class Alaska family of products. These products are offered in an ultra-small form factor with low-power consumption and are targeted for client and server network interface cards.

Service Provider Infrastructure

We provide Ethernet passive optical network (“EPON”), Gigabit passive optical network (“GPON”) and Universal PON technologies used in the deployment of residential fiber access infrastructure and mobile Internet infrastructure, as well as products used in the transition to Internet protocol Radio Access Networks, which will allow for the transition to 4G technologies.

Our Avanta family provides solutions for next generation broadband, based on EPON and GPON architectures. These products consist of a highly integrated Gateway-on-a-Chip solution, Ethernet and packet processing, voice processing, power management and applications processors. Avanta is designed to meet the needs of the next generation Internet and the significant increases in required bandwidth, including high-quality video, online gaming and conferencing.

The Xelerated family provides ultra programmable Ethernet switching solutions designed for carrier Ethernet, united fiber access, mobile backhaul and transport platforms, where high-performance-per-watt is an essential metric.

The Prestera MX multi-layer switching family of products includes fully-integrated 100 MbE, 1GbE and 10GbE-per-second, fast Ethernet configurable devices. These products are targeted at metropolitan edge and access systems in service provider networks.

Other Products

Printing Solutions

Our printer SoCs power many of today’s laser and ink printers and multi-function peripherals. These SoCs include a family of printer-specific standard products as well as full-custom printer ASICs. As a leader in mobile solutions, we are also pioneering hardware and software solutions to enable easy printing of content from mobile devices to any printer.

Smart Home Products

Our smart home product portfolio includes the ARMADA 1000 and 1500 products, which are SoC solutions that are designed to enable the next generation of connected consumer platforms and to enhance the digital lifestyle. Other product offerings include our powerline products for home networking and Advanced Metering Infrastructure, DSP Switcher and analog switching regulators for power management solutions, Smart Energy Platforms for building a new generation of connected appliances and lighting platforms that promote an eco-friendly and convenient lifestyle.

Financial Information about Segments

We have determined that we operate in one reportable business segment: the design, development and sale of integrated circuits. For further information, please see “Note 13 — Segment and Geographic Information” in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Customers, Sales and Marketing

Our direct sales force targets markets that have high intensity data communications processing and high-performance storage requirements. We complement and support our direct sales force with manufacturers’ representatives for our products in North America, Europe and Asia. In addition, we have distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use third party logistics providers, who maintain warehouses in close proximity to our customer’s facilities. We expect a significant percentage of our sales will continue to come from direct sales to key customers. We use field application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems designs that incorporate our products. We believe that superior field applications engineering support plays a pivotal role in building long-term relationships with customers by improving our customers’ time-to-market, maintaining a high level of customer satisfaction and encouraging customers to use our next-generation products.

Our marketing team works in conjunction with our field sales and application engineering force and is organized around our product applications and end markets. Due to the complexity of our products, we believe that individual meetings between our customers and our marketing, sales and engineering teams provide the most effective and rapid means of communicating the capabilities, benefits and extremely technical specifications of each significant new product.

The target customers for our storage products are manufacturers of HDDs, SSDs and HHDDs for the enterprise, desktop and mobile computing markets.

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

The target customers for our communications and applications processor products are manufacturers of mobile handsets, tablets, personal navigation devices and a large variety of other handheld, portable consumer applications. Our target customers for our wireless and personal area networking products include manufacturers of wireless LAN solutions for small-and-medium size businesses, small office/home office and residential gateway solutions as well as manufacturers of a variety of new consumer applications such as mobile handsets, gaming devices and home entertainment multimedia client devices.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant end customers is presented in the following table as a percentage of net revenue:

	Year Ended
Customer	February 2, 2013	January 28, 2012		January 29, 2011
Western Digital	24%	19%		21%
Toshiba	10%		*	*
Seagate	10%		*	*
Research in Motion	*		*	14%

*	Less than 10% of net revenue

In fiscal 2013, Western Digital acquired Hitachi’s HDD unit and in fiscal 2012, Seagate acquired the HDD operations of Samsung.

Our sales are made under purchase orders typically received between one week and four months prior to the scheduled delivery date. These purchase orders can be cancelled without charge if notice is given within an agreed upon period. Because of the scheduling requirements of our foundries, we generally place firm orders for products with our suppliers generally up to 16 weeks prior to the anticipated delivery date and typically prior to an order for the product. These lead times typically change based on the current capacity at the foundries.

A significant number of our products are being incorporated into consumer electronics products, including gaming devices and personal computers, which are subject to significant seasonality and fluctuations in demand. Holiday and back to school buying trends may at times negatively impact our results in the first and fourth quarter and positively impact our results in the second and third quarter of our fiscal years.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. Due to an industry practice that allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates, we believe that backlog is not a reliable indicator of future revenue. In addition, a portion of our revenue is related to inventory pulled by customers from third party logistics providers. As such, this revenue would not be included in the backlog. Our backlog also includes orders from distributors for which revenue is not recognized until the products are sold to end customers.

Research and Development

We believe that our future success depends on our ability to introduce improvements to our existing products and to develop new products that deliver cost-effective solutions for both existing and new markets. Our research and development efforts are directed largely to the development of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits with the smallest die size and lowest power. We devote a significant portion of our resources to expanding our product portfolio based on a broad intellectual property portfolio with designs that enable high-performance, reliable communications over a variety of physical transmission media. We are also focused on incorporating functions currently provided by stand alone integrated circuits into our integrated platform solutions to reduce our customers’ overall system costs.

We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, CMOS technology and system-level architectures. We have invested and will continue to invest significant funds for research and development. Our research and development expense was $1.1 billion, $1.0 billion and $898 million in fiscal 2013, 2012 and 2011, respectively.

Manufacturing

Integrated Circuit Fabrication

The vast majority of our integrated circuits are fabricated using widely available CMOS processes, which provide greater flexibility to engage independent foundries to manufacture integrated circuits at lower costs. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products. We currently outsource a substantial percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company. To a lesser extent, we also utilize United Microelectronics Corporation, with the remaining manufacturing outsourced to other foundries primarily in Asia. We work closely with our foundry partners to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced manufacturing processes up to and including 28 nanometer. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

Assembly and Test

We outsource all product packaging and testing requirements for our production products to several assembly and test subcontractors, including STATS ChipPAC Ltd. in China, Singapore and Taiwan; Global Testing Corporation in Singapore; Siliconware Precision Industries in Taiwan; ASE Electronics in Malaysia, Singapore and Taiwan; and Amkor in Philippines, South Korea and Taiwan.

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

Environmental Management

We believe that our products are compliant with the current Restriction of Hazardous Substances Directive, the European legislation that restricts the use of a number of substances, including lead, and the REACH (Regulation, Evaluation and Authorization of Chemicals) SVHC Substances Directive. In addition, each of our manufacturing subcontractors complies with ISO 14001:2004, the international standard related to environmental management. We are also working to establish a “conflict-free” supply chain, including ethical sourcing of certain minerals for our products.

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

As of February 2, 2013, we have been issued and/or have acquired over 3,300 U.S. patents and over 900 foreign patents with expiration dates ranging from 2013 to 2033. We also have more than 2,300 U.S. and foreign pending patent applications on various aspects of our technology, however, we cannot be certain whether we will be issued patents as a result of these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others. Additionally, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. We may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

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

The integrated circuit industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in significant and often time consuming and expensive litigation. From time to time, we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused the proprietary rights of other parties. Although we defend these claims vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. Any of these claims could materially and adversely affect our business, financial condition and results of operations. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations could also be materially and adversely affected. In any of the pending or future claims or actions asserted against us, we may seek to obtain licenses under a third party’s intellectual property rights; however, we may not be able to obtain such licenses on commercially reasonable terms, if at all. See “Risk Factors” under Item 1A of this Report on Form 10-K and “Note 10 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for further discussion of the risks associated with patent litigation matters.

Competition

The markets for our products are intensely competitive, characterized by rapid technological change, evolving standards, short product life cycles and pricing pressures imposed by high-volume customers. We expect competition to intensify as current competitors continue to strengthen their product offerings and new competitors enter our markets.

We believe that our ability to compete successfully in the rapidly evolving markets for our products depends on a number of factors, including the:

•	performance, features, quality and price of our products;

•	timing and success of new product introductions by us, our customers and our competitors;

•	emergence of new industry standards;

•	ability to obtain adequate foundry capacity; and

•	number and nature of our competitors in a given market.

By end market our major competitors are as follows:

Mobile and Wireless	Storage	Networking

Broadcom Corporation	LSI Corporation	Broadcom Corporation

Intel Corporation		Freescale Semiconductor Holdings I, Ltd.

MediaTek, Inc.		LSI Corporation

QUALCOMM Incorporated

Spreadtrum Communications, Inc.

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

Historically, average unit selling prices in the integrated circuit industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the selling prices of our products, we will need to continue to introduce innovative new products. In addition, we need to continue to reduce the cost of our products. To accomplish this, we intend to continue to implement design changes that lower the cost of manufacturing and assembling and testing our products. We may also enter into long-term, strategic arrangements with our foundry partners to secure wafer capacity at reduced prices, by negotiating reduced charges from our foundries. In addition, we plan to work with multiple foundry partners to ensure that our products are qualified and can be manufactured in multiple locations, which we believe will ensure favorable wafer pricing. Lastly, we are designing all new products as well as redesigning some existing products with packaging that uses copper wiring, rather than gold wiring. Due to higher gold prices, this transition will lower our overall product cost. Because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. If we fail to introduce lower cost versions of our products in a timely manner or to successfully manage our manufacturing, assembly and testing relationships, our business could be adversely impacted.

Employees

As of February 2, 2013, we had a total of 7,259 employees.

Executive Officers of the Registrant

The following table shows information about our executive officers as of February 2, 2013:

Name	Age	Position(s)
Dr. Sehat Sutardja	51	President, Chief Executive Officer and Chairman of the Board
Brad D. Feller	39	Interim Chief Financial Officer
Dr. Pantas Sutardja	50	Vice President, Chief Technology Officer, Chief Research and Development Officer and Director

Dr. Sehat Sutardja, one of our co-founders, has served as the President, Chief Executive Officer and Co-Chairman of our Board of Directors since 1995, and Chairman of our Board of Directors since 2003. While remaining deeply involved in the daily challenges of running a global growth company, Dr. Sutardja participates heavily in our engineering and marketing efforts across analog, video processor, and microprocessor design while offering input across all of our other product lines. Dr. Sehat Sutardja is widely regarded as one of the pioneers of the modern semiconductor age. His breakthrough designs and guiding vision have revolutionized numerous industry segments, from data storage to the high-performance, low-power chips now driving the growing global markets for mobile computing and telephony. For his relentless innovation, he has been awarded more than 260 patents and has been named a Fellow of IEEE. In 2006, Dr. Sutardja was recognized as the Inventor of the Year by the Silicon Valley Intellectual Property Law Association. Dr. Sutardja has become an internationally-recognized proponent of new energy efficiency standards for consumer electronics. To that end, he has been working with the governments in both the United States and China to establish efficiency performance standards that could produce significant cost and carbon savings. Dr. Sutardja holds a MS and Ph.D.

in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Sehat Sutardja received a BS in Electrical Engineering from Iowa State University. Dr. Sehat Sutardja is the brother of Dr. Pantas Sutardja.

Brad D. Feller has served as our Interim Chief Financial Officer since October 2012. Mr. Feller has served as the Vice President, Corporate Controller of Marvell Semiconductor, Inc., since joining us in September 2008. Prior to joining us, Mr. Feller served as the Corporate Controller of Integrated Device Technology (“IDT”) from April 2005 to September 2008 and Financial Reporting Manager from October 2003 to April 2005. Prior to joining IDT, Mr. Feller served in various roles at Ernst & Young LLP in the technology practice. Mr. Feller is a certified public accountant (inactive) in the State of California and holds a BS degree in Business Administration from San Jose State University. There are no familial relationships between Mr. Feller and any of our directors or executive officers.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes, including the impact of changing commodity prices such as the price of gold;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	gain or loss of a key customer or design win;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to protect our intellectual property;

•	impact of a significant natural disaster, including earthquakes, floods and tsunamis; and

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 30, 2011 through February 2, 2013, our common shares have traded as low as $6.98 and as high as $20.42 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

We operate in the intensely competitive markets, and our failure to compete effectively would harm our results of operations.

The semiconductor industry and specifically the mobile and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. This has especially intensified as semiconductor companies have begun to offer more integrated platforms. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of this trend to platform integration. As competition in the markets in which we operate continues to increase, our revenues and gross margins may decline. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the mobile and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

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

We cannot predict the timing, strength or duration of any economic slowdown or recovery or the impact of any such events on our vendors, customers or us. If the economy or markets in which we operate deteriorate from current levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could adversely impact our results of operations.

We are currently involved in a patent litigation action involving Carnegie Mellon University, and, if we do not prevail on our post trial motions or our appeal of the CMU verdict, we could be liable for substantial damages.

On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming MSI and us as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the HDD products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Due to the finding of willfulness, the judge could enhance by some amount up to treble the damages or grant an injunction during post trial proceedings. In addition, CMU has disclosed in its post trial motions that it is seeking pre-judgment interest of $322 million, post-judgment interest, attorneys’ fees, and an injunction or ongoing royalties. Post trial motions are scheduled to be heard on May 1 and 2, 2013. While we believe that there are strong grounds for appeal and will seek to overturn the verdict in post trial motions before the District Court and, if necessary, to appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., there is no guarantee that we will be successful. We intend to vigorously challenge the judgment through all appropriate post trial motions and appeal processes. Please see “Note 10 — Commitments and Contingencies” of our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed description of a number of litigation matters we are currently engaged in. Should the judge grant an injunction or we are required to pay most or all of the damages awarded by the jury after all appeals have been exhausted, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may become involved with costly and lengthy litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, stop selling our products or force us to redesign our products.

Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. For example, a jury has awarded past damages in the amount of $1.17 billion in our litigation with CMU. In addition, in pre-trial proceedings in our litigation with Lake Cherokee, as described in more detail in Note 10 of the Notes to the Consolidated Financial Statements, Lake Cherokee has alleged that it is entitled to damages in the amount of approximately $689 million as a result of the alleged infringement. If we receive a significant adverse judgment in any litigation matter that is ultimately upheld after all appeals, our results of operations, financial position and cash flows will be adversely affected.

From time to time our subsidiaries and customers receive, and may continue to receive in the future, notices that allege claims of infringement, misappropriation or misuse of the intellectual property rights of third parties. In addition to standards-based infringement claims, infringement claims have also been directed against us and our subsidiaries’ proprietary technologies, particularly those related to storage technology, microprocessors and other circuit components. We have also had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, our subsidiaries and customers could face claims of infringement. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorneys’ fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our three largest customers represented 44% of our net revenue in the year ended February 2, 2013. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Our other sources for manufacturing are located in the United States, China and Singapore. In addition, substantially all of our third party assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines.

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

No Guarantee of Capacity or Supply:

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. In addition, when demand is strong, availability of foundry capacity may be constrained, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. For example, in recent years, we experienced some supply shortages due to the difficulties encountered by the foundries in rapidly increasing their production capacities after the recovery from the severe economic down turn during the second half of fiscal 2009 due to an increase in demand coming out of the downturn. Although we have entered into contractual commitments to supply specified levels of products to some of our customers, we may not have sufficient levels of production capacity with all of our foundries. In addition, foundry capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. Moreover, if any of our third party foundry suppliers are unable to secure necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

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

We are also subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such commodities. Over the past few years, the price of gold increased significantly and certain of our supply chain partners assessed surcharges to compensate for the resultant increase in manufacturing costs. As a result, our gross margins have been adversely affected by increases in the price of gold. We are currently restructuring certain manufacturing processes to use copper instead of gold in our products. In transitioning from gold to copper, because the capacity of either wafer producers or assemblers can be limited from time to time, we may be unable to satisfy the demand of our customers, or may have to accept price increases or other compensation arrangements that increase our operating expenses and erode our gross margins. Our results may also be materially affected adversely if we fail to execute successfully or if we experience resistance from our customer base in the transition from gold to copper.

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

Moreover, because of the wide price differences across the markets we serve, the mix and types of performance capabilities of our products sold may affect the average selling prices of our products and have a substantial impact on our revenue and gross margin. We may enter new markets in which a significant amount of competition exists, and this may require us to sell our products with lower gross margins than our established businesses. In addition, these new markets may have lower standard gross margins than the traditional markets we have served. If we are successful in growing revenue in these markets, our overall gross margin may decline. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result can harm our financial results.

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

We had approximately $2.0 billion of goodwill and $89.7 million of acquired intangible assets, net on our balance sheet as of February 2, 2013. Under generally accepted accounting principles in the United States (“GAAP”), we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges.

During the year ended February 2, 2013, we experienced a continued decline in our stock price which caused a substantial reduction in the reporting unit’s excess fair value over its net book value. Although we determined the fair value of our company was in excess of our carrying value, and therefore there was no impairment of goodwill as of February 2, 2013, if our stock price declines further and erodes our total market capitalization, we may be required to record an impairment charge in the future that could be material to our operating results.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 90% of our net revenue in fiscal 2013, 88% of our net revenue in fiscal 2012 and 81% of our net revenue in fiscal 2011.

We also have substantial operations outside of the United States. These operations are directly influenced by the political and economic conditions of the region in which they are located, and with respect to Israel, possible military hostilities that could affect our operations there. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to risks associated with international operations, including:

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

In prior years, we have entered into agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate.

We have obtained an undertaking from the Minister of Finance of Bermuda in fiscal 2013 under the Exempt Undertakings Tax Protection Act 1966, as amended, that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. We cannot assure that any future elected Government of Bermuda would not amend the Exempted Undertaking Tax Protection Act 1966 such that tax would be imposed in Bermuda.

The Economic Development Board of Singapore (the “EDB”) initially granted a 10 year Pioneer Status in July 1999 to our subsidiary in Singapore if the Company meets several requirements as to investments, headcount and activities. In June 2006, the EDB agreed to extend the Pioneer status to 15 years to June 2014 rather than 10 years. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax.

Under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (M.I.S.L.) Ltd. (“MISL”), the GTL branch and the cellular branch (formerly Marvell DSPC), are entitled to approved and benefited tax programs that include reduced tax rates and exemption of certain income. The first program was approved for MISL in fiscal 1996 and the most recent was started in fiscal 2013. The cellular branch has five approved programs and three benefited programs, with the first approved in fiscal 1991 and the most recent benefited enterprise started in fiscal 2011. The benefit period is generally 10 to 15 years and begins in the first year in which our Israeli divisions earn taxable income from the approved or benefited enterprises, provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal 2008 through fiscal 2027. A new amendment to the Encouragement law, which was approved by the Israeli government in December 2011, came into effect January 1, 2012. MISL and the cellular branch will not apply the new amendment to the Encouragement law prior to fiscal 2028.

During fiscal 2007, each of the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration granted our subsidiary in Switzerland a 10 year tax holiday on revenues from research and design and wafer supply trading activities that will expire in 2016. In fiscal 2011, we met the requirements of the initial five year period and we will receive the ongoing tax holiday benefits provided that we continue to meet the ongoing requirements.

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

Certain of our software (as well as that of our customers) may be derived from so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Open source software is made available under licenses that impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our intellectual property. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated.

We have been named as a party to several lawsuits and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities.

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please see “Note 10 — Commitments and Contingencies” of our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. In addition, as a result of a prior SEC settlement, we forfeited for three years our ability to invoke the “safe harbor” for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Because we could not benefit from the statutory safe harbor from June 2008 through June 2011, it may be more difficult for us to defend against any future claims based on any forward-looking statements issued during that timeframe.

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

We believe that effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting, as of the end of each year. Our management is responsible for maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting included in each Annual Report on Form 10-K.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President and General Manager of Communications and Consumer Business of Marvell Semiconductor, Inc, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 20% of our outstanding common shares as of February 2, 2013. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

We are organized under the laws of Bermuda. As a result, it may not be possible for our shareholders to affect service of process within the United States upon us, or to enforce against us in U.S. courts judgments based on the civil liability provisions of the securities laws of the United States. There is significant doubt as to whether the courts of Bermuda would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the United States or any state or hear actions brought in Bermuda against us or those persons based on those laws. The United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not be automatically enforceable in Bermuda.

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

•

a shareholder vote requiring the approval of two-thirds of votes cast in person or by proxy to approve any business combination in the event the action is not approved by at least 66 2/3% of the directors holding office at the date of the Board meeting to approve the action.

These foregoing provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our U.S. headquarters, housing the majority of our research and design function as well as elements of sales, marketing, administration and operations, is located in Santa Clara, California. We own the Santa Clara facility, which consists of approximately 993,000 square feet on 33.8 acres of land. We also own buildings in China (approximately 115,000 square feet), Singapore (approximately 340,000 square feet) and Switzerland (approximately 26,000 square feet) which are used for operations, research and design, sales, marketing and administrative functions. In addition to these properties, we lease approximately 361,000 square feet in Israel for research and design, administration and operations, for which the lease term expires in August 2025. We also lease smaller facilities in Bermuda, Canada, China, Denmark, Germany, Hong Kong, India, Italy, Japan, Malaysia, the Netherlands, South Korea, Spain, Sweden, Taiwan, the United Kingdom and the United States, which are occupied by administrative, sales, design and field application personnel. Based upon our estimates of future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year.

Item 3.	Legal Proceedings

The information set forth under “Note 10 — Commitments and Contingencies” of our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the NASDAQ Global Select Market under the symbol “MRVL.” Our common shares began trading on June 27, 2000, upon completion of our initial public offering. For fiscal 2013 and fiscal 2012, the following table shows for the periods indicated the high and low sales prices for our common shares on the NASDAQ Global Select Market and reflects all stock splits to date.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$16.86	$14.47	$20.42	$14.92
Second Quarter	$15.26	$10.27	$16.36	$13.17
Third Quarter	$12.33	$7.32	$15.91	$11.23
Fourth Quarter	$9.60	$6.98	$16.29	$13.13

As of March 21, 2013, the approximate number of record holders of our common shares was 190 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since February 2, 2008 through February 2, 2013. The graph compares a $100 investment on February 2, 2008 in our common share with a $100 investment on February 2, 2008 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

	2/2/08	1/31/09	1/30/10	1/29/11	1/28/12	2/2/13
Marvell Technology Group Ltd.	100.00	57.13	136.60	150.16	123.75	75.82
S&P 500	100.00	61.37	81.71	99.84	104.05	121.51
PHLX Semiconductor	100.00	68.67	102.78	137.07	145.54	164.92

Dividends

In May 2012, we announced the initiation of paying our first quarterly dividend of $0.06 per share. Our board of directors declared quarterly cash dividends of $0.06 per share payable to holders of our common shares in each of the last three quarters of fiscal 2013. As a result, cash dividends of $31.7 million were paid in the three months ended February 2, 2013 and a total of $98.8 million were paid in the fiscal year ended February 2, 2013. The payment of future quarterly cash dividends is subject to, among other things, the best interests of our shareholders, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law, and other factors that the board of directors may deem relevant.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Part III, Item 12 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended February 2, 2013 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 28 – November 24, 2012	1,500	$7.68	1,500	$383,654
November 25 – December 22, 2012	14,082	$8.51	14,082	$763,861
December 23, 2012 – February 2, 2013	18,093	$8.36	18,093	$612,552

Total	33,675	$8.39	33,675	$612,552

(1)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. During fiscal 2012, our board of directors authorized an additional $1.5 billion to be used to repurchase our common shares under the share repurchase program. In May and December 2012, we announced additional increases of $500 million to the share repurchase program. This increases the total available under the repurchase program to $3.0 billion. We intend to effect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The repurchase program may be extended, modified, suspended or discontinued at any time. We may make repurchases in open market or privately negotiated transactions in order to effect our repurchases.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	February 2, 2013 (1)	January 28, 2012 (2)	January 29, 2011 (3)	January 30, 2010 (4)	January 31, 2009 (5)
	(in thousands, except per share amounts and number of employees)
Consolidated Statements of Operations Data:
Net revenue	$3,168,630	$3,393,040	$3,611,893	$2,807,687	$2,950,563
Cost of goods sold	$1,493,497	$1,465,805	$1,473,274	$1,227,096	$1,426,624
Research and development	$1,057,445	$1,013,678	$897,578	$828,176	$935,272
Operating income	$294,657	$604,146	$901,192	$334,115	$165,176
Net income	$306,585	$615,091	$904,129	$353,456	$147,242

Basic net income per share	$0.55	$1.01	$1.39	$0.57	$0.24
Diluted net income per share	$0.54	$0.99	$1.34	$0.54	$0.23
Weighted average shares — basic	555,310	607,857	648,347	623,934	608,747
Weighted average shares — diluted	563,123	623,268	676,878	653,741	630,328
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$1,918,990	$2,246,498	$2,930,030	$1,796,717	$951,909
Working capital	$1,977,458	$2,489,407	$3,071,961	$1,913,658	$1,150,667
Total assets	$5,261,764	$5,767,619	$6,338,157	$5,170,940	$4,414,200
Term loan and capital lease obligations, net of current portion	$—	$—	$—	$511	$2,451
Total shareholders’ equity	$4,484,595	$5,014,018	$5,521,869	$4,417,979	$3,829,067
Cash dividends declared per share	$0.18	$—	$—	$—	$—
Number of employees	7,259	6,970	5,893	5,241	5,552

(1)	Fiscal 2013 includes $5.7 million for an expense related to an ongoing litigation matter and $4.9 million for expenses related to acquisitions in prior fiscal years.
(2)	Fiscal 2012 includes $6.7 million for litigation settlements and assessments of payroll taxes on employee benefits in certain jurisdictions.
(3)	Fiscal 2011 includes $8.5 million for litigation settlements.
(4)	Fiscal 2010 includes a $72.0 million charge in connection with the settlement of a class action litigation. This is offset by a $27.3 million benefit in fiscal 2010 resulting from the expiration of the statute of limitations related to a tax contingency reserve, in addition to a $5.3 million income tax benefit related to the adjustment of a prior year deferred tax asset.
(5)	In fiscal 2009, we wrote-off $15.6 million of intangible assets that were determined to be impaired due to declining revenue from products acquired and to a delay in the deployment of technology within a certain industry.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex SoC devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded ARM-based microprocessor integrated circuits. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution compared to individual components. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet PHY, mobile handsets and other consumer electronics, wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. We are a fabless integrated circuit company, which means that we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

Historically, a small number of customers have accounted for a significant portion of our net revenue. The following table sets forth sales to end customers comprising 10% or more of our net revenue for the periods indicated:

	Year Ended
Customer	February 2, 2013	January 28, 2012		January 29, 2011
Western Digital	24%	19%		21%
Toshiba	10%		*	*
Seagate	10%		*	*
Research in Motion	*		*	14%

*	Less than 10% of net revenue

In fiscal 2013, Western Digital acquired Hitachi’s HDD unit and in fiscal 2012, Seagate acquired the HDD operations of Samsung.

We expect to continue to experience significant customer concentration in future periods and most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 90%, 88% and 81% of our net revenue for fiscal 2013, 2012 and 2011, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales to date have been denominated in U.S. dollars.

A significant number of our products are being incorporated into consumer electronics products, including gaming devices and personal computers, which are subject to significant seasonality and fluctuations in demand. Holiday and back to school buying trends may at times negatively impact our results in the first and fourth quarter and positively impact our results in the second and third quarter of our fiscal years.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2013 had a 53-week period. Fiscal 2012 and 2011 each had a 52-week period.

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

Revenue Recognition.    We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Product revenue is generally recognized upon shipment of product to customers, net of accruals for estimated sales returns and rebates. However, some of our sales are made through distributors under agreements allowing for price protection, shipped from stock pricing adjustment rights, and limited rights of stock rotation on product unsold by the distributors. Although title passes to the distributor upon shipment terms and payment by our distributors is not contingent on resale of the product, product revenue on sales made through distributors with price protection, shipped from stock pricing adjustment rights and stock rotation rights are deferred until the distributors sell the product to end customers. Deferred revenue less the related cost of the inventories is reported as deferred income. We do not believe that there is any significant exposure related to impairment of deferred cost of sales, as our historical returns have been minimal and inventory turnover for our distributors generally ranges from 60 to 90 days. Our sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products.

A portion of our net revenue is derived from sales through third party logistics providers, who maintain warehouses in close proximity to our customer’s facilities. Revenue from sales through these third party logistics providers is not recognized until the product is pulled from stock by the customer.

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. We account for rebates by recording reductions to revenue in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customers.

Stock-Based Compensation.    Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We amortize stock-based compensation expense for time-based and market-based awards under the straight-line attribution method over the vesting period, which is generally four years for annual grants to employees and five years for new hire grants. Performance-based awards are amortized using the accelerated method.

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

In developing estimates used to calculate assumptions, we establish the expected term for employee options, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Assumptions for stock option exercises and pre-vesting terminations of stock options were stratified by employee groups with sufficiently distinct behavior patterns. Expected volatility was developed based on an equally weighted combination of historical stock price volatility and implied volatility derived from traded options on our stock in the marketplace. The expected dividend yield is calculated by dividing annualized dividend payments by the closing stock price on the grant date of the option.

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

Accounting for Income Taxes.    To prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax return and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

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

We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. We recognize the effect of income tax positions only if these positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of our tax liabilities involves the inherent uncertainty associated with the application of GAAP and complex tax laws. We believe we have adequately provided for in our financial statements additional taxes that we estimate may be required to be paid as a result of such examinations. While we believe that we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. These tax liabilities, including the interest and penalties, are released pursuant to a settlement with tax authorities, completion of audit or expiration of various statutes of limitation. The material jurisdictions in which we may be subject to potential examination by tax authorities throughout the world include China, Israel, Singapore, Switzerland and the United States.

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

Long-lived Assets and Intangible Assets.    We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to the following:

•	significant decreases in the market price of the asset;

•	significant adverse changes in the business climate or legal factors;

•	accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset;

•	current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and

•	current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

During fiscal 2013, we recorded a charge of $0.8 million to write off in-process research and development related to an abandoned project. As of February 2, 2013, we had a total of $89.7 million in acquired intangible assets, of which $9.7 million represented the remaining in-process research and development.

Goodwill.    We evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger a goodwill impairment review include;

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	a significant decline in our stock price for a sustained period; and

•	a significant change in our market capitalization relative to our net book value.

When performing our assessment, we include a control premium, in addition to our fair value to reflect the full value and amount that a buyer would be willing to pay for the company. Since our inception, we have not recognized any impairment of goodwill.

Litigation Costs.    From time to time, we are involved in legal actions arising in the ordinary course of business. There can be no assurance these actions or other third party assertions will be resolved without costly litigation, in a manner that does not adversely impact our financial position, results of operations or cash flows or without requiring royalty payments in the future, which may adversely impact gross margins. We are aggressively defending these litigation matters and believe no material adverse outcome will result. We record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. In determining the probability of a loss and consequently, determining a reasonable estimate, management is required to use significant judgment. Given the uncertainties associated with any litigation, the actual outcome can be different than our estimates and could adversely affect our results of operations, financial position and cash flows.

Results of Operations

Fiscal 2013 was a disappointing year for us. Within the storage end market, we experienced a decline in net revenue in our HDD products due to a weaker PC market. Within our mobile end market, we saw a continued decline in net revenue from our leading North American handset customer due to continued competitive challenges that they face. In addition, later in the year, we endured product transitions within the TD-SCDMA market in China, which led to a reduction in our fourth fiscal quarter revenue. Our net revenue of $3.2 billion in fiscal 2013 was 7% lower compared to net revenue of $3.4 billion in fiscal 2012. Net income for fiscal 2013 was $306.6 million, or $0.54 per share, compared to net income of $615.1 million in fiscal 2012, or $0.99 per share.

Despite these results, we remain confident in our investments and multiple near-term and long-term growth opportunities such as:

•

In the mobile market, we believe we have a strong roadmap based on our unified platform. We are encouraged by the early design activities from our customers who are building phones for both the TD-SCDMA and WCDMA markets. In fact, we have started initial production shipments of our dual-core devices with leading OEMs for smartphone and tablet designs. We have also recently introduced our new quad-core device for our unified 3G platform and expect production units to ship in fiscal 2014. As the world rapidly transitions to LTE, we are accelerating our TD and FDD LTE roadmap, and we expect customers to upgrade to these 4G platform solutions over the course of the next year to 18 months.

•

In wireless connectivity, we have historically focused on providing integrated 1x1 combo solutions for the mobile market, which demand the lowest power consumption, and high-performance 4x4 solutions for the enterprise market, which demand the highest possible throughput. We are gaining significant traction for our 4x4 solutions as global enterprise carriers are realizing this design is the necessary architecture for HD video distribution. In addition to our continued established presence in the 1x1 and 4x4 markets, we are now expanding our footprint by offering integrated 2x2 combo solutions for the tablet and ultrabook markets.

•

In our storage business, we have made solid progress this past year. Despite the overall demand challenges within the PC market, we have gained market share within HDDs as we have seen strong growth for our 500 gigabyte per platter products. Based on our product roadmap and engagement with all the HDD OEMs, we believe we are well positioned for major new design wins. Within the SSD market, our revenue has continued to grow, and we are seeing excellent traction with our products at major SSD OEMs.

•

In the networking market, we have outperformed the market during the past year, growing revenue by introducing products in new growth areas such as in passive optical network (GPON and EPON) and 10GbE switching, as well as programmable network processors introduced following our acquisition of Xelerated. Our customers are increasingly using our programmable network processors to manage both rising consumer bandwidth requirements and rising connected devices in the network. The change to programmable architectures is making software a key element and our investment in software for networking has been critical in quickly enabling differentiated platforms for our customers.

Our financial position is strong and we also remain committed to deliver shareholder value through our share repurchase and dividend programs.

•	Our cash, cash equivalents and short-term investments were $1.9 billion at February 2, 2013 and we generated cash flow from operations of $729.0 million during fiscal 2013.

•

In May 2012, we announced our first quarterly dividend of $0.06 per share. As a result, we paid cash dividends for a total of $98.8 million in fiscal 2013 and we recently announced another dividend of $0.06 per share to be paid during the first quarter of fiscal 2014.

•	We repurchased a total of 91.0 million of our common shares for $959.1 million in cash during fiscal 2013.

We are currently involved in a patent litigation action with CMU (See “Risk Factors” under Item 1A of this Report on Form 10-K and “Note 10 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for a further discussion of the risks associated with this matter and other patent litigation matters). We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology. As a result, we have filed multiple post trial motions to overturn the jury verdict and if necessary, we will go through the appeal process.

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue.

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net revenue	100%	100%	100%
Operating costs and expenses:
Cost of goods sold	47.1	43.2	40.8
Research and development	33.4	29.9	24.9
Selling and marketing	5.1	4.7	4.3
General and administrative	3.4	3.0	2.9
Amortization and write-off of acquired intangible assets	1.7	1.4	2.2

Total operating costs and expenses	90.7	82.2	75.1

Operating income	9.3	17.8	24.9
Interest and other income, net	0.5	0.4	0.3

Income before income taxes	9.8	18.2	25.2
Provision for income taxes	0.1	0.1	0.2

Net income	9.7%	18.1%	25.0%

Years Ended February 2, 2013 and January 28, 2012

Net Revenue

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentage)
Net revenue	$3,168,630	$3,393,040	(6.6)%

Net revenue is gross revenue, net of accruals for estimated sales returns and rebates. The revenue decline during fiscal 2013 was primarily due to declines in the mobile and wireless end market, and to a lesser extent, a decline in the storage end market. Within our mobile and wireless end market, revenue from our leading North

American handset customer declined year-over-year due to the continued competitive challenges that they face. Within the storage end market, revenue declined in fiscal 2013 compared to the prior year primarily as a result of the slowdown in the global market for PC’s. The flooding in Thailand during the second half of fiscal 2012 impacted our overall HDD revenue in both fiscal 2012 and fiscal 2013. One of our customers, for which we entered the year with a relatively low market segment share of their products, was impacted the least by the flooding in Thailand in the second half of fiscal 2012, which negatively impacted our revenue towards the beginning of the year. However, during the year, we continued to grow our share of revenue with this customer, offsetting most of the negative impacts from the floods. In addition, sales of our SSD products increased significantly in fiscal 2013 compared to fiscal 2012 as our products began to gain acceptance in the market. SSD sales still make up a small percentage of our total storage revenue, however, they are growing and making up an increasingly larger percentage of overall revenue. Net revenue from our networking end market increased slightly in fiscal 2013 compared to the prior fiscal year, due to growth in our PON and networking processing unit products as well as growth in switching products.

In the first quarter of fiscal 2014, we expect net revenue to be in the range of $700 million to $740 million, a decline of 7% at the midpoint, driven mainly by seasonality, as well as the impacts of Chinese New Year, which benefited our business in the fourth quarter of fiscal 2013.

Cost of Goods Sold

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentage)
Cost of goods sold	$1,493,497	$1,465,805	1.9%
% of net revenue	47.1%	43.2%

Cost of goods sold as a percentage of net revenue in fiscal 2013 increased by 390 basis points, from 43.2% in fiscal 2012 to 47.1% in fiscal 2013. This increase was primarily due to product pricing declines outpacing the cost reductions received from our manufacturing partners. Unfavorable changes to the gross margin mix of our products sold compared to fiscal 2012, driven by growth in businesses with lower gross margins further contributed to the increase. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect that cost of goods sold as a percentage of net revenue in the first quarter of fiscal 2014 will be slightly higher than the amount in the fourth quarter of fiscal 2013 based on the midpoint of our expected range.

Share-Based Compensation Expense

	Year Ended
	February 2, 2013	January 28, 2012
	(in thousands)
Cost of goods sold	$8,142	$6,995
Research and development	87,149	85,924
Selling and marketing	13,278	12,920
General and administrative	18,711	14,024

	$127,280	$119,863

We recognized higher share-based compensation expense as a result of higher headcount in fiscal 2013, combined with the effect of an increase in expense related to the employee stock purchase plan. The offering price of the employee stock purchase plan was reset in June 2012 and also in December 2012 due to the decline in our stock price. Although share-based compensation expense increased by $7.4 million in fiscal 2013 compared to fiscal 2012, it included the recovery of previously recognized expense associated with unvested share-based awards that were cancelled as a result of the resignation in October 2012 of our then chief financial officer.

Research and Development

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentage)
Research and development	$1,057,445	$1,013,678	4.3%
% of net revenue	33.4%	29.9%

Research and development expense increased by $43.8 million in fiscal 2013 compared to fiscal 2012, primarily due to higher personnel-related costs as a result of increased headcount in fiscal 2013 compared to fiscal 2012. In addition, since fiscal 2013 was a 53-week year, overall research and development expense were higher due to the additional week. The increase in the fiscal 2013 research and development expense was partially offset by a higher amount of product development funding from our customers.

We currently expect that research and development expense for the first quarter of fiscal 2014 will be approximately flat in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Selling and Marketing

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentage)
Selling and marketing	$161,817	$159,434	1.5%
% of net revenue	5.1%	4.7%

Selling and marketing expense increased by $2.4 million in fiscal 2013 compared to fiscal 2012. The increase was primarily due to increased trade show and marketing communication activities combined with higher expenses for other professional services. Although fiscal 2013 was a 53-week year, the increase in overall expense for the additional week was essentially offset by lower expenses for contractor services as we continue to tightly manage this spending.

We currently expect that selling and marketing expenses will be slightly lower in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

General and Administrative

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentage)
General and administrative	$108,514	$100,620	7.8%
% of net revenue	3.4%	3.0%

General and administrative expense increased by $7.9 million in fiscal 2013 compared to fiscal 2012. The increase was primarily attributed to an increase in legal expenses, a significant portion of which related to the CMU trial towards the end of the fiscal year (See “Note 10 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements). In addition, since fiscal 2013 was a 53-week year, overall general and administrative expense were higher due to the additional week.

We currently expect that general and administrative expense will be slightly lower in the first quarter of fiscal 2014 compared to the fourth quarter of fiscal 2013.

Amortization and Write-Off of Acquired Intangible Assets

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$52,700	$49,357	6.8%
% of net revenue	1.7%	1.4%

Amortization and write-off of acquired intangible assets increased by $3.3 million in fiscal 2013 compared to fiscal 2012. This increase was primarily due to additional amortization expense related to the intangible assets acquired in the fourth quarter of fiscal 2012 and the additional week of expense since fiscal 2013 was a 53-week year.

Interest and Other Income, net

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentage)
Interest and other income, net	$15,533	$14,913	4.2%
% of net revenue	0.5%	0.4%

Interest and other income, net, consists primarily of interest earned on cash, cash equivalents and short-term investment balances, gains and losses on the sale of marketable and equity securities and foreign currency impacts, net of interest. The increase in interest and other income, net in fiscal 2013 compared to fiscal 2012 was primarily due to higher gains on sales of marketable securities. This was partially offset by lower interest income in fiscal 2013 from lower average cash and investment balances, as well as a lower rate of return.

Provision for Income Taxes

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentage)
Provision for income taxes	$3,605	$3,968	(9.1)%
% of net revenue	0.1%	0.1%

During fiscal 2013, the provision for income taxes consisted of the current income tax liability of $20.1 million, which was primarily offset by net reductions in unrecognized tax benefits of $18.8 million due to the expiration of the statutes of limitations in multiple jurisdictions less increases in unrecognized tax benefits including interest and penalties. The fiscal 2013 provision for income taxes also included $2.3 million in tax expense that mainly resulted from tax provision-to-tax return adjustments in various countries. This compares to the provision for income taxes in fiscal 2012 consisting of the current income tax liability of $12.4 million, which was primarily offset by net reductions in unrecognized tax benefits of $6.1 million due to the expiration of the statutes of limitations in multiple jurisdictions less increases in unrecognized tax benefits including interest and penalties. The fiscal 2012 provision for income taxes also included a benefit of $2.3 million from a decrease in tax expense that mainly resulted from tax provision-to-tax return adjustments in various countries and from the settlements of audits in non-U.S. jurisdictions.

Years Ended January 28, 2012 and January 29, 2011

Net Revenue

	Year Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Net revenue	$3,393,040	$3,611,893	(6.1)%

The revenue decline during fiscal 2012 was primarily driven by challenges within our mobile and wireless end markets as well as the impact of natural disasters on our storage end markets. Within our mobile and wireless end markets, our leading handset customer faced challenges against their competition. Our mobile and wireless revenues were negatively impacted as our leading handset customer shifted their product volumes to more 2G and 2.5G devices that address several of the emerging markets around the world. This shift significantly impacted the demand for our 3G solutions. This decline was partially offset by the ramp of our mobile SoC products for the TD handset market in China, which were introduced during the first quarter of fiscal 2012 and ramped up over the course of the year. Within our storage end markets, our net revenue was negatively impacted by both the earthquakes in Japan at the tail end of the first quarter of fiscal 2012 as well as the floods in Thailand during the later part of our fiscal third quarter, which also impacted the fourth quarter of fiscal 2012. These natural disasters caused serious restrictions on our HDD customers’ ability to build drives, which in turn affected demand for our SoC solutions for these customers. Over the course of the year, we experienced the ramp up of a significant new customer and the growth in our SSD business, helping to partially offset the negative effects described above. Within our networking end markets, our net revenue increased moderately as demand increased with our largest customer along with the ramp of our EPON and GPON products during fiscal 2012.

Cost of Goods Sold

	Year Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Cost of goods sold	$1,465,805	$1,473,274	(0.5)%
% of net revenue	43.2%	40.8%

Cost of goods sold as a percentage of net revenue in fiscal 2012 increased by 240 basis points, from 40.8% in fiscal 2011 to 43.2% in fiscal 2012. The increase during fiscal 2012 was primarily driven by declines in the average selling prices of our products, which outpaced the cost reductions received from our manufacturing partners, the volume and costs of new product tapeouts in advanced technology nodes and higher commodity costs in the assembly of our products. Specifically, the cost of gold increased significantly over the past year.

Share-Based Compensation Expense

	Year Ended
	January 28, 2012	January 29, 2011
	(in thousands)
Cost of goods sold	$6,995	$7,522
Research and development	85,924	82,524
Selling and marketing	12,920	11,769
General and administrative	14,024	16,590

	$119,863	$118,405

Share-based compensation expense increased by $1.5 million in fiscal 2012 compared to fiscal 2011. The increase was due to the change in the “look-back” period for the employee stock purchase plan in fiscal 2012, which was partially offset by the restricted stock units granted under a tender offer exchange program that fully vested by the end of fiscal 2011.

Research and Development

	Year Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Research and development	$1,013,678	$897,578	12.9%
% of net revenue	29.9%	24.9%

Research and development expenses increased by $116.1 million in fiscal 2012 compared to fiscal 2011, primarily due to an increase in personnel-related costs as a result of increased headcount, contractor services and other professional services. The impact of the higher headcount was slightly offset by lower incentive compensation, as a result of lower profitability. In addition, contributing to the increase were higher costs for third party intellectual property and various other research and development expenses to support our larger organization. The overall increase was partially offset by a decrease in depreciation expense.

Selling and Marketing

	Year Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Selling and marketing	$159,434	$155,481	2.5%
% of net revenue	4.7%	4.3%

Selling and marketing expense increased by $4.0 million in fiscal 2012 compared to fiscal 2011 primarily due to an increase in personnel-related costs, including contractor services and other professional services. The increase was partially offset by a decrease in general selling and marketing expense, as we reduced trade show and public relations expenses.

General and Administrative

	Year Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
General and administrative	$100,620	$104,830	(4.0)%
% of net revenue	3.0%	2.9%

General and administrative expense decreased by $4.2 million in fiscal 2012 compared to fiscal 2011. This included a decrease in legal expenses, primarily due to the conclusion of a significant legal case in the prior fiscal year, and a decrease in stock-based compensation, as a result of adjustments recorded on certain grants connected to performance targets that were not achieved. In addition, incentive compensation expenses were slightly lower due to lower profitability.

Amortization and Write-Off of Acquired Intangible Assets

	Year Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$49,357	$79,538	(37.9)%
% of net revenue	1.4%	2.2%

The decrease in amortization and write-off of acquired intangible assets of $30.2 million in fiscal 2012 compared to fiscal 2011 was primarily due to certain intangible assets becoming fully amortized during the year.

Interest and Other Income, net

	Year Ended
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

	Year Ended
	January 28, 2012	January 29, 2011	% Change in 2012
	(in thousands, except percentage)
Provision for income taxes	$3,968	$6,333	(37.3)%
% of net revenue	0.1%	0.2%

During fiscal 2012, the provision for income taxes consisted of the current income tax liability of $12.4 million, which was primarily offset by net reductions in unrecognized tax benefits of $6.1 million due to the expiration of the statutes of limitations in multiple jurisdictions less increases in unrecognized tax benefits including interest and penalty. The fiscal 2012 provision for income taxes also included a benefit of $2.3 million from a decrease in tax expense that mainly resulted from tax provision-to-tax return adjustments in various countries and from the settlements of audits in non-U.S. jurisdictions. This compares to the provision for income taxes in fiscal 2011 consisting of the current income tax liability of $13.8 million, which was primarily offset by net reductions in unrecognized tax benefits of $5.1 million due to the expiration of the statutes of limitations in multiple jurisdictions less increases in unrecognized tax benefits including interest and penalty. The fiscal 2011 provision for income taxes also included a net tax benefit of $3.4 million due to the release of a valuation allowance from the completion of a non-U.S. audit.

Liquidity and Capital Resources

Our principal source of liquidity as of February 2, 2013 consisted of approximately $1.9 billion of cash, cash equivalents and short-term investments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $729.0 million for fiscal 2013 compared to $771.2 million for fiscal 2012 and $1.2 billion for fiscal 2011. The cash inflows from operations for fiscal 2013 were primarily due to $592.0 million of net income adjusted for non-cash items and positive working capital changes of $137.0 million. The positive change in working capital for fiscal 2013 was primarily driven by a decrease in inventories due to increased shipment towards the end of the current year and a decrease in accounts receivable due to improved collections in the fourth quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.

The cash inflows from operations for fiscal 2012 were primarily due to $884.5 million of net income adjusted for non-cash items, as compared to $1.2 billion during fiscal 2011. Within working capital during fiscal 2012, accounts receivable decreased due to lower levels of revenue in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. Inventories increased due primarily to two factors: (1) the floods in Thailand which increased our inventories of hard drive products at the end of fiscal 2012, and (2) the increased use of “hubs” managed by third party logistics providers. When products are shipped to these third party managed locations, the inventory remains on our books until pulled by the customer. Accounts payable decreased due to lower levels of purchasing activities near the end of fiscal 2012.

The cash inflows from operations for fiscal 2011 were primarily due to $1.2 billion of net income adjusted for non-cash items. Within working capital during fiscal 2011, accounts payable increased due to higher levels of purchasing to support our business. Deferred income increased as the inventory levels at our distributors were higher at the end of fiscal 2011. Accrued employee compensation increased due to higher accruals for incentive compensation programs due to the higher levels of revenue and operating income in fiscal 2011 compared to fiscal 2010. Accounts receivable increased due to higher levels of revenue. During fiscal 2011, other non-current assets and other long-term liabilities both decreased significantly compared to fiscal 2010, primarily as a result of the conversion of our severance plan for our employees in Israel.

Net Cash Provided by and (Used in) Investing Activities

Net cash provided by investing activities was $178.8 million for fiscal 2013 compared to net cash used in investing activities of $590.1 million for fiscal 2012 and $529.3 million for fiscal 2011. For fiscal 2013, net cash provided by investing activities was primarily generated from net sale and maturities of available-for-sale securities of $291.8 million. The net cash inflow from available-for-sale securities in fiscal 2013 was partially offset by the purchases of $68.2 million of property and equipment, and $35.0 million of IP licenses.

For fiscal 2012, net cash used in investing activities was primarily due to net purchases of available-for-sale securities of $393.5 million. In addition, we paid $93.9 million for acquisitions, purchased $88.8 million of property and equipment mainly to support additional capacity, and purchased $13.8 million of technology licenses in fiscal 2012.

For fiscal 2011, net cash used in investing activities was primarily due to net purchases of available-for-sale securities of $395.8 million. In addition, we purchased $90.2 million of property and equipment mainly to support additional capacity, paid $29.4 million for acquisitions and purchased $23.1 million of technology licenses in fiscal 2011.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $940.8 million for fiscal 2013 compared to $1.2 billion for fiscal 2012 and net cash provided by financing activities of $77.4 million for fiscal 2011. For fiscal 2013, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program of 91.0 million of our common shares in the open market for $959.1 million. Of this amount, $22.2 million was unpaid and included in accrued liabilities as of February 2, 2013. We also paid cash dividends of $98.8 million in fiscal 2013. The cash outflow was partially offset by net proceeds of $94.8 million from the issuance of our common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

For fiscal 2012, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program of 87.8 million of its common shares in the open market for $1.3 billion. The cash outflow was partially offset net by proceeds of $97.9 million from the issuance of common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

For fiscal 2011, net cash provided by financing activities was attributable to net proceeds of $166.0 million from the issuance of common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlement, which was partially offset by share repurchases under our share repurchase program. We repurchased 4.9 million common shares for a total of $87.5 million in fiscal 2011.

Contractual Obligations and Commitments

Under our manufacturing relationships with our foundry partners, cancellation of outstanding purchase orders is allowed but require repayment of all expenses incurred through the date of cancellation. As of February 2, 2013, these foundries had incurred approximately $212.1 million of manufacturing costs and expenses relating to our outstanding purchase orders.

The following table summarizes our contractual obligations as of February 2, 2013 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Obligations by Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations:
Facilities operating leases, net	$22,462	$19,430	$14,289	$4,698	$375	$599	$61,853
CAD and other operating leases	26,074	24,202	12,518	1,933	1,078	2,337	68,142
Purchase commitments to foundries	212,069	—	—	—	—	—	212,069
Capital purchase obligations	32,394	—	—	—	—	—	32,394
Technology license obligations	9,351	9,579	9,807	7,869	9,180	—	45,786
Other non-current obligations (1)	—	10,165	4,830	419	—	2,972	18,386

Total contractual cash obligations	$302,350	$63,376	$41,444	$14,919	$10,633	$5,908	$438,630

(1)	Amounts represent anticipated future cash payments, including anticipated interest payments not recorded in the consolidated balance sheet.

In addition to the above commitments and contingencies, as of February 2, 2013, we have $61.6 million of unrecognized tax benefits as liabilities. We also have a liability for potential interest and penalties of $33.8 million as of February 2, 2013. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease due to potential settlement with tax authorities and the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as we will have negotiations with various tax authorities throughout the year. At this time, we are unable to make a reasonably reliable estimate of the amount of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Off-balance sheet arrangements:    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of February 2, 2013, we were not involved in any unconsolidated SPE transactions.

Prospective capital needs:    We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. However, we are named as defendants to several litigation actions and an unfavorable outcome in such actions could have a material adverse effect on our cash flows and results of operations.

To the extent that our existing cash, cash equivalents and investment balances and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may enter into additional acquisitions of businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

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

Interest Rate Risk.    Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of February 2, 2013. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds and corporate debt securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of February 2, 2013, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $15.6 million incremental decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of February 2, 2013, our investment portfolio included $19.5 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. To estimate the fair value of the auction rate securities since that time, we have used a discounted cash flow model based on estimated timing and amount of future interest and principal payments, credit quality of the underlying securities and liquidity considerations, the collateralization of underlying security investments, the credit worthiness of the issuer of the securities, the probability of full repayment and other considerations. As of February 2, 2013, the fair value of auction rate securities was $2.7 million less than par value and recorded in long-term investments.

Based on our balance of approximately $1.9 billion in cash, cash equivalents and short-term investments as of February 2, 2013 and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value in order to operate our business. We do not have the intent to sell these auction rate securities until recovery and it is more likely than not that we will not be required to sell the auction rate securities prior to recovery. Thus we consider the impairment to be temporary and record the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Investment Risk.    We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $14.5 million at February 2, 2013, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Commodity Price Risk.    We are subject to risk from fluctuating market prices of certain commodity raw materials, particularly gold, that are incorporated into our end products. Supplies for such commodities may from time-to-time become restricted, or general market factors and conditions may affect the pricing of such commodities. Over the past few years, the price of gold has increased and certain of our supply chain partners assess surcharges to compensate for the rising commodity prices. We are currently restructuring certain manufacturing processes to use copper instead of gold in our products. In addition, the cost of assembling and testing our products is susceptible to changes in the price of oil, as our products are transported across locations throughout their lifecycle. While we continue to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodities price fluctuations. We do not enter into formal hedging arrangements to mitigate against commodity risk.

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

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular hedge a portion of the forecasted Israeli shekel expenses. We enter into certain short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses and purchases denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. Financial instruments not designated as hedges or hedges deemed ineffective are recorded in interest and other income, net. We do not hedge our tax liabilities denominated in local currency on our balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at February 2, 2013 and January 28, 2012 and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 29, 2013

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$751,953	$784,902
Short-term investments	1,167,037	1,461,596
Accounts receivable, net of provision for sales returns and allowances of $7,921 and $2,663 in fiscal 2013 and 2012, respectively	330,238	407,263
Inventories	250,420	354,119
Prepaid expenses and other current assets	77,282	60,412
Deferred income taxes	8,416	10,669

Total current assets	2,585,346	3,078,961
Property and equipment, net	387,027	383,801
Long-term investments	16,769	23,215
Goodwill	2,032,138	2,031,991
Acquired intangible assets, net	89,655	141,505
Other non-current assets	150,829	108,146

Total assets	$5,261,764	$5,767,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286,552	$304,695
Accrued liabilities	143,991	87,655
Accrued employee compensation	117,195	137,245
Deferred income	60,150	59,959

Total current liabilities	607,888	589,554
Non-current income taxes payable	112,871	131,579
Other non-current liabilities	56,410	32,468

Total liabilities	777,169	753,601

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 992,000 shares authorized; 508,338 and 583,671 shares issued and outstanding in fiscal 2013 and 2012, respectively	1,017	1,167
Additional paid-in capital	2,945,643	3,683,112
Accumulated other comprehensive income	1,148	776
Retained earnings	1,536,787	1,328,963

Total shareholders’ equity	4,484,595	5,014,018

Total liabilities and shareholders’ equity	$5,261,764	$5,767,619

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net revenue	$3,168,630	$3,393,040	$3,611,893
Operating costs and expenses:
Cost of goods sold	1,493,497	1,465,805	1,473,274
Research and development	1,057,445	1,013,678	897,578
Selling and marketing	161,817	159,434	155,481
General and administrative	108,514	100,620	104,830
Amortization and write-off of acquired intangible assets	52,700	49,357	79,538

Total operating costs and expenses	2,873,973	2,788,894	2,710,701

Operating income	294,657	604,146	901,192
Interest and other income, net	15,533	14,913	9,270

Income before income taxes, net	310,190	619,059	910,462
Provision for income taxes	3,605	3,968	6,333

Net income	$306,585	$615,091	$904,129

Net income per share:
Basic	$0.55	$1.01	$1.39

Diluted	$0.54	$0.99	$1.34

Weighted average shares:
Basic	555,310	607,857	648,347

Diluted	563,123	623,268	676,878

Cash dividends declared per share	$0.18	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$306,585	$615,091	$904,129
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Change in unrealized gain on marketable securities	2,141	2,087	3,007
Less: Reclassification adjustments for net realized gains on marketable securities included in net income	(3,101)	(1,889)	(590)
Change in unrealized loss on auction rate securities	(1,396)	339	695

Derivative financial instruments:
Change in unrealized gain (loss) on cash flow hedges	233	757	(8)
Less: Reclassification adjustments for net realized loss (gain) on cash flow hedges included in net income	2,495	(1,605)	(1,126)
Other	—	(5)	(1)

Other comprehensive income (loss), net	372	(316)	1,977

Comprehensive income	$306,957	$614,775	$906,106

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Income (Deficit)	Total
	Shares	Amount
Balance at January 30, 2010	638,341	$1,277	$4,607,844	$(885)	$(190,257)	$4,417,979
Shares issued pursuant to stock options and awards, net	15,077	30	108,585	—	—	108,615
Issuance of common stock under the employee stock purchase plan	10,885	22	57,316	—	—	57,338
Share-based compensation	—	—	118,857	—	—	118,857
Tax benefit from employee stock transactions	—	—	460	—	—	460
Repurchase of common stock	(4,931)	(10)	(87,476)	—	—	(87,486)
Net income	—	—	—	—	904,129	904,129
Other comprehensive income	—	—	—	1,977	—	1,977

Balance at January 29, 2011	659,372	1,319	4,805,586	1,092	713,872	5,521,869
Shares issued pursuant to stock options and awards, net	7,210	14	36,989	—	—	37,003
Issuance of common stock under the employee stock purchase plan	4,875	10	60,844	—	—	60,854
Share-based compensation	—	—	120,390	—	—	120,390
Tax benefit from employee stock transactions	—	—	3	—	—	3
Repurchase of common stock	(87,786)	(176)	(1,340,700)	—	—	(1,340,876)
Net income	—	—	—	—	615,091	615,091
Other comprehensive income	—	—	—	(316)	—	(316)

Balance at January 28, 2012	583,671	1,167	3,683,112	776	1,328,963	5,014,018
Shares issued pursuant to stock options and awards, net	8,090	17	28,394	—	—	28,411
Issuance of common stock under the employee stock purchase plan	7,578	15	66,411	—	—	66,426
Share-based compensation	—	—	126,683	—	—	126,683
Tax deficiency from employee stock transactions	—	—	(52)	—	—	(52)
Repurchase of common stock	(91,001)	(182)	(958,905)	—	—	(959,087)
Cash dividends declared and paid (cumulatively $0.18 per share)	—	—	—	—	(98,761)	(98,761)
Net income	—	—	—	—	306,585	306,585
Other comprehensive income	—	—	—	372	—	372

Balance at February 2, 2013	508,338	$1,017	$2,945,643	$1,148	$1,536,787	$4,484,595

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Cash flows from operating activities:
Net income	$306,585	$615,091	$904,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,028	88,454	93,190
Share-based compensation	127,280	119,863	118,405
Amortization and write-off of acquired intangible assets	52,700	49,357	79,538
Facility impairment	—	—	1,140
Other expense, net	7,392	15,190	7,581
Excess tax benefits from stock-based compensation	(58)	(164)	(899)
Deferred income tax	7,026	(3,245)	4,113
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	77,025	54,550	(102,610)
Inventories	103,102	(101,109)	(3,655)
Prepaid expenses and other assets	(6,894)	30,736	50,236
Accounts payable	(24,304)	(47,095)	42,464
Accrued liabilities and other non-current liabilities	8,014	(21,614)	(38,059)
Accrued employee compensation	(20,050)	(12,565)	21,210
Deferred income	191	(16,202)	16,765

Net cash provided by operating activities	729,037	771,247	1,193,548

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,543,902)	(1,851,696)	(1,262,767)
Purchases of strategic investments	(8,750)	(4,003)	(1,750)
Sales and maturities of available-for-sale securities	1,835,655	1,462,164	868,759
Cash paid for acquisitions, net	(1,000)	(93,916)	(29,446)
Proceeds from sale of equity investments	—	—	9,192
Purchases of technology licenses	(35,002)	(13,823)	(23,144)
Purchases of property and equipment	(68,186)	(88,779)	(90,173)

Net cash provided by (used) in investing activities	178,815	(590,053)	(529,329)

Cash flows from financing activities:
Repurchase of common stock	(936,935)	(1,340,876)	(87,486)
Proceeds from employee stock plans	104,936	106,039	175,359
Minimum tax withholding paid on behalf of employees for net share settlement	(10,099)	(8,182)	(9,405)
Dividend payments to shareholders	(98,761)	—	—
Principal payments on capital lease	—	(511)	(1,940)
Excess tax benefits from stock-based compensation	58	164	899

Net cash (used in) provided by financing activities	(940,801)	(1,243,366)	77,427

Net (decrease) increase in cash and cash equivalents	(32,949)	(1,062,172)	741,646
Cash and cash equivalents at beginning of the year	784,902	1,847,074	1,105,428

Cash and cash equivalents at end of the year	$751,953	$784,902	$1,847,074

Supplemental cash flow information:
Cash paid for interest	$563	$722	$144

Cash paid for income taxes, net	$16,813	$14,096	$12,239

Non-Cash Investing and Financing Activities:
Purchase of intellectual property under license obligations	$42,692	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and its Significant Accounting Policies:

The Company

Marvell Technology Group Ltd., a Bermuda company (the “Company”), is a leading global semiconductor provider of high-performance application specific standard products. The Company’s core strength of expertise is the development of complex System-on-a-Chip devices leveraging its extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and stand alone ARM-based microprocessor integrated circuits. The Company develops platforms that it defines as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution compared to individual components. The Company’s broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, mobile handsets and other consumer electronics, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2013 had a 53-week period. Fiscal 2012 and 2011 each had a 52-week period.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the U.S. dollar.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

The Company’s marketable investments are classified as available-for-sale and are reported at fair value. The Company determines any realized gains or losses on the sale of available-for-sale securities on a specific identification method, and such gains and losses are recorded as a component of interest and other income, net. Unrealized gains and losses of the available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income. The Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are recorded as an impairment of investments in interest and other income, net within the consolidated statements of operations.

In general, investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

The Company also has equity investments in privately-held companies. If the Company has the ability to exercise significant influence over the investee, but not control, or if the investee is a partnership type investment, the Company accounts for the investments under the equity method. If the Company does not have the ability to exercise significant influence over the operations of the investee, the Company accounts for the investment under the cost method. Investments in privately-held companies are included in other non-current assets.

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

Investments in privately-held companies are subject to a periodic impairment review. Investments are considered impaired when the fair value is below the investment’s cost basis and the decline in value is judged to be other-than-temporary. This assessment is based on a qualitative and quantitative analysis, including, but not limited to, the investee’s revenue and earnings trends, available cash and liquidity, and the status of the investee’s products and the related market for such products.

Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. Derivatives that are not designated as hedges must be adjusted to fair value through earnings.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables, which consists of a customer base located primarily in the Asia Pacific Region, is substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

The allowance for doubtful accounts at February 2, 2013 and January 28, 2012 was $1.0 million and $1.3 million, respectively. Please see “Note 1 — The Company and its Significant Accounting Policies – Revenue Recognition” for additional information on sales returns and allowances.

The following table sets forth sales to end customers comprising 10% or more of the Company’s net revenue for the periods indicated:

	Year Ended
Customer	February 2, 2013	January 28, 2012		January 29, 2011
Western Digital	24%	19%		21%
Toshiba	10%		*	*
Seagate	10%		*	*
Research in Motion	*		*	14%

*	Less than 10% of net revenue

In fiscal 2013, Western Digital acquired Hitachi’s HDD unit and in fiscal 2012, Seagate acquired the HDD operations of Samsung.

The Company’s accounts receivable were concentrated with two customers at February 2, 2013, representing 19% and 15% of gross accounts receivable, respectively, and were concentrated with three customers at January 28, 2012, representing 15%, 12% and 11% of gross accounts receivable, respectively.

In each of fiscal 2013 and 2012, one distributor accounted for more than 10% of the Company’s net revenue, and no distributor accounted for more than 10% of the Company’s net revenue in fiscal 2011. The Company continuously monitors the creditworthiness of its distributors and believes these distributors’ sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

Inventories

Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company records inventory excess and obsolescence provisions for estimated obsolete or unsellable inventory equal to the difference between the cost of inventory and estimated net realizable value based upon assumptions about future demand and market conditions. If actual future demand for the Company’s products is

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than currently forecasted, additional inventory provisions may be required. Once a provision is recorded, it is maintained until the product to which it relates to is sold or otherwise disposed of. Shipping and handling costs are classified as a component of cost of goods sold in the consolidated statements of operations. In fiscal 2012, the Company recorded $4.4 million of step-up fair market value adjustments to inventory acquired in acquisitions, based on the estimated selling price less reasonable profit allowance for the selling effort.

Property and Equipment, Net

Property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years for machinery and equipment, computer software, and furniture and fixtures. Buildings are depreciated over an estimated useful life of 30 years and building improvements are depreciated over estimated useful lives of 15 years.

Goodwill

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment annually or more frequently if the Company believes indicators of impairment exist. First, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step quantitative impairment test is performed. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the Company as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process because the fair value of the reporting unit has sufficiently exceeded its net book value at every measurement date.

Long-Lived Assets and Intangible Assets

Long-lived assets include property and equipment, technology licenses and intangible assets. Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Please see “Note 7 — Goodwill and Acquired Intangible Assets” for further details regarding impairment of acquisition-related identified intangible assets.

Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives of 4 to 7 years for purchased technology, 5 to 8 years for core technology, 5 to 7 years for customer intangibles, and 5 years for trade name. In-process research and development (“IPR&D”) is not amortized until the completion of the related development.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Transactions

The functional currency of all of the Company’s non-U.S. operations is the U.S. dollar. Monetary accounts maintained in currencies other than the U.S. dollar are re-measured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency re-measurement are reported in current operations.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

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

A portion of the Company’s net revenue is derived from sales through third party logistics providers, who maintain warehouses in close proximity to the customer’s facilities. Revenue from sales through these third party logistics providers is not recognized until the product is pulled from stock by the end customer.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company accounts for rebates by recording reductions to revenue for rebates in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customer.

Advertising Expense

Advertising costs are expensed as incurred.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company amortizes stock-based compensation expense for time-based and market-based awards under the straight-line attribution method over the vesting period, which is generally four years for annual grants to employees and five years for new hire grants. Performance-based awards are amortized using the accelerated method.

The Company estimates the fair value of time-based stock option awards on the date of grant using the Black Scholes option-pricing model. The fair value of market-based stock option awards is estimated on the date

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of grant using a Monte Carlo simulation model. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service periods. The Black Scholes and Monte Carlo models incorporate various highly subjective assumptions including expected term of awards, expected future stock price volatility and expected forfeiture rates.

In developing estimates used to calculate assumptions, the Company establishes the expected term for employee stock options, as well as expected forfeiture rates, based on the historical settlement experience and after giving consideration to vesting schedules. Assumptions for stock option exercises and pre-vesting terminations of stock options were stratified by employee groups with sufficiently distinct behavior patterns. Expected volatility was developed based on equally weighted combination of historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The expected dividend yield is calculated by dividing annualized dividend payments by the closing stock price on the grant date of the option.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which the Company operates. The Company recognizes the effect of income tax positions only if these positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The calculation of the Company’s tax liabilities involves the inherent uncertainty associated with the application of GAAP and complex tax laws. The Company believes it has adequately provided for in its financial statements additional taxes that it estimates may be required to be paid as a result of such examinations. While the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s accrued position. These tax liabilities, including the interest and penalties, are released pursuant to a settlement with tax authorities, completion of audit or expiration of various statutes of limitation. The material jurisdictions in which the Company may be subject to potential examination by tax authorities throughout the world include China, Israel, Singapore, Switzerland and the United States.

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

The Company also adopted the new accounting standard that permits an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements at the beginning of fiscal 2013. This amended guidance eliminates the option to present the components of other

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income as part of the statement of changes in shareholders’ equity. The Company has separately presented the statements of comprehensive income as part of its audited consolidated financial statements.

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

Accounting Pronouncements Not Yet Effective for Fiscal 2013

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an amendment to its guidance regarding the testing of indefinite-lived intangible assets for impairment. This amended guidance allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with the guidance on the impairment of intangible assets other than goodwill. This amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have an impact on the Company’s financial statements.

In February 2013, the FASB issued an amendment to its guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This amended guidance is effective prospectively for annual periods beginning after December 15, 2012 and interim periods within those years. The adoption of this guidance is not expected to have an impact on the Company’s financial statements.

Note 2 — Business Combinations:

Acquisitions in fiscal 2013

There were no significant acquisitions individually or in aggregate during fiscal 2013.

Acquisitions in prior years

In December 2011, the Company acquired Xelerated AB (“Xelerated”), a company which specializes in network processing and programmable Ethernet switching solutions. The total purchase price was $75.2 million in cash, net of cash acquired. In addition to leveraging the existing acquired business and customer base, the objective of the acquisition was to expand the Company’s technology portfolio and enable more comprehensive integrated solutions for the networking market. The goodwill of $22.3 million was attributed to synergies specific to the Company in delivering these integrated solutions with its product portfolio, as well as the assembled workforce.

The terms of the Xelerated acquisition included contingent consideration of up to $5.0 million, based on specific revenue targets for the acquired business during calendar year 2011. Based on the actual results through the date of acquisition, the Company assessed there was no possibility of any of the earnout being paid, therefore the Company assigned no value to the contingent consideration. After the end of calendar year 2011, the Company concluded that the earnout requirements were not met.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price of Xelerated was allocated as follows (in thousands):

Accounts receivable	$2,407
Inventory	6,481
Prepaid and other current assets	111
Property and equipment	441

Tangible assets acquired	9,440
Goodwill	22,324
Intangible assets	51,800

Total assets acquired	83,564
Accounts payable	(256)
Accrued liabilities	(7,152)
Deferred tax liability	(1,000)

Net assets acquired	$75,156

Costs that were recognized separately from the acquisition were not significant and were expensed in fiscal 2012. In addition to the consideration for the acquisition, the agreement included retention bonuses totaling $4.3 million in cash over the two years following the close of the acquisition. These amounts are being expensed as compensation expense over the course of the retention period, as payment is contingent upon future employment.

The acquired intangible assets from Xelerated were recognized as follows based upon their fair value as of the acquisition date (in thousands):

	Fair value	Estimated useful lives
Intangible assets:
Purchased technology	$25,800	6 years
Customer intangible	24,700	5 years
Trade name	1,300	5 years

Total	$51,800

The value of the purchased technology and the trade name of $25.8 million and $1.3 million, respectively, were determined based on the relief from royalty method, and the value of the customer intangible was determined using discounted cash flows.

In April 2011, the Company acquired the physical-layer transceivers business of a company, which specializes in the design of networking devices. Under the acquisition method of accounting, the total purchase price was determined to be $16.3 million and was allocated to tangible assets for $1.1 million, intangible assets for $13.6 million and goodwill for $1.6 million.

In December 2010, the Company completed the acquisition of a mobile software consulting firm specializing in user interface application software. The purchase consideration was determined to be $11.8 million and was allocated to intangible assets based on their fair values as of the date of the completion of the purchase under the acquisition method of accounting. The Company recorded the purchase price allocation to amortizable intangible assets of $7.5 million and goodwill of $4.3 million. Additional consideration of $9.3 million, which will be paid to employees, is contingent on continuing employment and therefore is being expensed as compensation over the course of the retention period.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2010, the Company purchased the assets of a company engaged in the development of powerline communications for home networking and broadband over powerline applications. Under the acquisition method of accounting, the total purchase price of $20.7 million was allocated to tangible and intangible assets based on their fair values as of the date of the completion of the purchase. The Company recorded the purchase price allocation to tangible assets of $0.3 million, amortizable intangible assets of $7.8 million, IPR&D of $9.7 million and goodwill of $2.9 million.

The completed acquisitions in fiscal 2012 and 2011 both individually and in the aggregate were not significant to the Company’s consolidated statements of operations. The goodwill acquired is not deductible for tax purposes.

Note 3 — Investments:

The following tables summarize the Company’s investments (in thousands):

	As of February 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$577,120	$2,886	$(382)	$579,624
Asset backed securities	76,629	50	(64)	76,615
Foreign government	4,320	—	(1)	4,319
U.S. federal and state debt securities	318,226	258	(5)	318,479
Time deposits	188,000	—	—	188,000

Total short-term investments	1,164,295	3,194	(452)	1,167,037
Long-term investments:
Available-for-sale:
Auction rate securities	19,450	—	(2,681)	16,769

Total long-term investments	19,450	—	(2,681)	16,769

Total investments	$1,183,745	$3,194	$(3,133)	$1,183,806

	As of January 28, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$685,563	$3,081	$(799)	$687,845
Foreign government	2,033	3	—	2,036
U.S. federal and state debt securities	770,298	1,437	(20)	771,715

Total short-term investments	1,457,894	4,521	(819)	1,461,596
Long-term investments:
Available-for-sale:
Auction rate securities	24,500	—	(1,285)	23,215

Total long-term investments	24,500	—	(1,285)	23,215

Total investments	$1,482,394	$4,521	$(2,104)	$1,484,811

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investment in foreign government debt as of February 2, 2013 and January 28, 2012 was in Canadian province debt. As of February 2, 2013, the Company’s investment portfolio included auction rate securities with an aggregate par value of $19.5 million. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of the auction rate securities as of February 2, 2013 was $2.7 million less than the par value and was recorded in long-term investments. Based on the Company’s balance of approximately $1.9 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

The gross realized gains on sales of available-for-sale securities for fiscal 2013, 2012 and 2011 were $3.6 million, $2.4 million and $0.6 million, respectively. The gross realized losses on sales of available-for-sale securities for fiscal 2013, 2012 and 2011 were $0.3 million, $1.0 million and $0.2 million, respectively.

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	February 2, 2013		January 28, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$519,006	$519,537	$641,433	$642,317
Due between one and five years	627,769	629,991	816,461	819,279
Due over five years	36,970	34,278	24,500	23,215

	$1,183,745	$1,183,806	$1,482,394	$1,484,811

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	February 2, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$141,915	$(382)	$—	$—	$141,915	$(382)
U.S. federal and state debt securities	14,677	(5)	—	—	14,677	(5)
Auction rate securities	—	—	16,769	(2,681)	16,769	(2,681)
Asset backed securities	43,882	(64)	—	—	43,882	(64)
Foreign government	4,319	(1)	—	—	4,319	(1)

Total securities	$204,793	$(452)	$16,769	$(2,681)	$221,562	$(3,133)

	January 28, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$146,963	$(799)	$—	$—	$146,963	$(799)
U.S. federal and state debt securities	107,603	(20)	—	—	107,603	(20)
Auction rate securities	—	—	23,215	(1,285)	23,215	(1,285)

Total securities	$254,566	$(819)	$23,215	$(1,285)	$277,781	$(2,104)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Supplemental Financial Information (in thousands):

	February 2, 2013	January 28, 2012
Cash and cash equivalents
Cash	$583,527	$503,095
Cash equivalents:
Corporate debt securities	—	12,500
Time deposits	119,874	205,060
Money market mutual fund	21,523	64,247
U.S. federal and state debt securities	27,029	—

Total cash and cash equivalents	$751,953	$784,902

	February 2, 2013	January 28, 2012
Inventories:
Work-in-process	$140,805	$190,779
Finished goods	109,615	163,340

Inventories	$250,420	$354,119

	February 3, 2013	January 28, 2012
Property and equipment, net:
Machinery and equipment	$532,420	$489,481
Buildings	144,320	144,320
Computer software	89,548	81,852
Land	69,246	69,246
Building improvements	49,516	42,083
Leasehold improvements	46,205	37,237
Furniture and fixtures	25,301	24,726
Construction in progress	5,333	9,846

	961,889	898,791
Less: Accumulated depreciation and amortization	(574,862)	(514,990)

Property and equipment, net	$387,027	$383,801

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded depreciation expense of $70.7 million, $63.5 million and $72.2 million for fiscal 2013, 2012 and 2011, respectively.

	February 2, 2013	January 28, 2012
Other non-current assets:
Technology and other licenses	$81,523	$50,212
Deferred tax assets	26,291	31,064
Deposits	10,451	11,532
Investments in privately held companies	14,486	6,309
Deferred compensation	3,220	5,419
Other	14,858	3,610

Other non-current assets	$150,829	$108,146

Amortization of technology and other licenses was $20.3 million, $24.9 million, and $21.0 million in fiscal 2013, 2012 and 2011, respectively.

	February 2, 2013	January 28, 2012
Accrued liabilities:
Accrued rebates	$51,712	$24,420
Accrued share repurchases	22,152	—
Accrued legal expense	18,357	13,999
Accrued royalties	12,695	16,896
Technology license obligations	9,865	5,250
Other	29,210	27,090

Accrued liabilities	$143,991	$87,655

In connection with the Company’s repurchases of its common shares during fiscal 2013, approximately $22.2 million of the repurchases was made in the final 3 days of the fiscal year and is included in accrued share repurchases in the consolidated balance sheet. The repurchased shares were retired immediately after the repurchases were completed.

	February 2, 2013	January 28, 2012
Other non-current liabilities:
Technology license obligations	$34,270	$—
Long-term accrued employee compensation	6,205	10,059
Other	15,935	22,409

Other non-current liabilities	$56,410	$32,468

	February 2, 2013	January 28, 2012
Accumulated other comprehensive income:
Unrealized gain on marketable securities	$2,742	$3,702
Unrealized loss on auction rate securities	(2,681)	(1,285)
Unrealized gain (loss) on cash flow hedges	1,087	(1,641)

Accumulated other comprehensive income	$1,148	$776

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

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Numerator:
Net income:	$306,585	$615,091	$904,129

Denominator:
Weighted average common shares outstanding:	555,310	607,857	648,347
Effect of dilutive securities:
Common share-based awards	7,813	15,411	28,531

Weighted average shares — diluted	563,123	623,268	676,878

Net income per share:
Basic	$0.55	$1.01	$1.39
Diluted	$0.54	$0.99	$1.34

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Anti-dilutive potential common shares:
Weighted average shares outstanding from stock options	28,124	21,014	12,211

Weighted-average exercise price:	$17.48	$18.79	$21.39

Anti-dilutive potential common shares for stock options are excluded from the calculation of diluted earnings per share for the periods reported above because their exercise price exceeded the average market price during the period. The anti-dilutive shares reported above also include shares from stock options that contain market conditions for vesting since the market value of the Company’s stock as of February 2, 2013, January 28, 2012 and January 29, 2011 was lower than the required market condition. There were 3.0 million anti-dilutive shares in each of fiscal 2013 and 2012 and 3.1 million anti-dilutive shares in fiscal 2011, from stock options that contain market conditions. See “Note 12 — Shareholders’ Equity” for additional details.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	February 2, 2013	January 28, 2012
Israeli shekel	$38,249	$42,637

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

Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. federal and state debt securities, which are valued primarily using quoted market prices. The Company’s Level 2 assets and liabilities include its marketable investments in corporate debt securities, foreign government debt securities and asset back securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, foreign currency exchange contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.3% of total assets as of February 2, 2013.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of February 2, 2013 and January 28, 2012. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at February 2, 2013
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$21,523	$—	$—	$21,523
U.S. federal and state debt securities	27,029	—	—	27,029
Time deposits	—	119,874	—	119,874
Short-term investments:
U.S. federal and state debt securities	318,479	—	—	318,479
Corporate debt securities	—	579,624	—	579,624
Foreign government	—	4,319	—	4,319
Asset backed securities	—	76,615	—	76,615
Time deposits	—	188,000	—	188,000
Prepaid expenses and other current assets:
Forward contracts	—	1,144	—	1,144
Long-term investments:
Auction rate securities	—	—	16,769	16,769
Other non-current assets:
Severance pay fund	—	1,977	—	1,977

Total assets	$367,031	$971,553	$16,769	$1,355,353

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at January 28, 2012
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$64,247	$—	$—	$64,247
Corporate debt securities	—	12,500	—	12,500
Time deposits	—	205,060	—	205,060
Short-term investments:
U.S. federal and state debt securities	771,715	—	—	771,715
Corporate debt securities	—	687,845	—	687,845
Foreign government	—	2,036	—	2,036
Long-term investments:
Auction rate securities	—	—	23,215	23,215
Other non-current assets:
Severance pay fund	—	1,734	—	1,734

Total assets	$835,962	$909,175	$23,215	$1,768,352

Liabilities
Accrued liabilities:
Forward contracts	$—	$1,520	$—	$1,520

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the change in fair values for Level 3 assets for the year ended February 2, 2013 and January 28, 2012 (in thousands):

Level 3
Changes in fair value during the year (pre-tax):
Beginning balance at January 29, 2011	$26,226
Purchases	—
Sales, redemption and settlement	(3,350)
Realized loss on sale	—
Unrealized gain included in accumulated other comprehensive income	339

Ending balance at January 28, 2012	23,215
Purchases	—
Sales, redemption and settlement	(5,050)
Realized loss on sale	—
Unrealized loss included in accumulated other comprehensive income	(1,396)

Ending balance at February 2, 2013	$16,769

Note 7 — Goodwill and Acquired Intangible Assets:

Goodwill

During the second half of fiscal 2013, the Company experienced a decline in its stock price and a decrease in its outstanding shares from its share repurchase activity, resulting in a lower market capitalization. As a result, the Company performed an impairment assessment in each of its last two fiscal quarters. Since the Company has only one reporting unit, it determined the fair value of the reporting unit by taking the market capitalization of the Company as determined through quoted market prices and adjusted for control premiums and other relevant factors. As a result, the Company concluded there was no impairment of its goodwill in fiscal 2013. In fiscal 2012, the Company performed a similar annual assessment of goodwill impairment at the beginning of its fourth quarter of fiscal 2012 and as a result, concluded that there was no impairment.

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance at January 29, 2011	$2,004,833
Additions due to business combinations	27,158

Balance at January 28, 2012	2,031,991
Additions due to business combinations	147

Balance at February 2, 2013	$2,032,138

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired Intangible Assets

The carrying amounts of acquired intangible assets are as follows (in thousands):

		February 2, 2013			January 28, 2012
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	4 - 7 years	$54,690	$(18,552)	$36,138	$103,490	$(50,906)	$52,584
Core technology	5 - 8 years	138,650	(123,298)	15,352	178,000	(142,932)	35,068
Trade names	5 years	1,300	(308)	992	1,500	(232)	1,268
Customer intangibles	5 - 7 years	89,400	(61,927)	27,473	89,900	(47,856)	42,044
IPR&D	*	9,700	—	9,700	10,541	—	10,541

Total intangible assets, net		$293,740	$(204,085)	$89,655	$383,431	$(241,926)	$141,505

*	Upon completion of the project, the related IPR&D assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to impair the related IPR&D asset.

Intangible assets, along with the related accumulated amortization, are removed for purposes of the above table at the end of the fiscal year they become fully amortized. In fiscal 2013, the Company wrote-off $0.8 million of IPR&D related to an abandoned project, which is included in amortization and write-off of acquired intangible assets in the consolidated statement of operations. There was no impairment of acquired intangible assets recorded in fiscal 2012 and 2011.

Based on the identified intangible assets recorded at February 2, 2013, the future amortization expense of identified intangibles excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal Year
2014	$35,778
2015	14,942
2016	12,203
2017	11,018
2018	5,590
Thereafter	424

$79,955

Note 8 — Restructuring:

In fiscal 2013, the Company recorded a restructuring charge when the sublease of one of its previously vacated facilities was terminated. The Company also continued to make payments and incur on-going operating expenses related to previously vacated facilities during fiscal 2013 and 2012.

In fiscal 2012, the Company decided to vacate a leased facility it assumed in connection with the Xelerated acquisition immediately after the close of the transaction. As a result, the Company recorded an insignificant restructuring charge for the lease obligation. In fiscal 2012, the Company also completed the sale of its building that was previously classified as held for sale in fiscal 2011. The building was sold to an unrelated third party for

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.8 million, equal to its revised carrying value. In anticipation of the sale, the carrying value of this building was written down to its fair value and classified as held for sale within prepaid and other current assets in fiscal 2011. As a result, the Company recorded a charge of $1.1 million to research and development expenses in fiscal 2011.

The following table presents details of restructuring charges by functional line item (in thousands):

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Research and development	$47	$728	$1,966
Selling and marketing	(3)	8	—
General and administrative	1,213	1,120	1,217

	$1,257	$1,856	$3,183

The following table sets forth a summary of the activity in the accrued liability for the years ended (in thousands):

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Restructuring liabilities, beginning of period	$2,917	$3,306	$5,397
Facilities and related charges	553	1,619	3,420
Equipment and other related charges	—	237	94
Non-cash adjustment	10	(506)	(1,272)
Net cash payments	(1,329)	(1,739)	(4,002)
Adjustments to previous assumptions	704	—	(331)

Restructuring liabilities, end of period	$2,855	$2,917	$3,306

The remaining restructuring liabilities will be paid out through fiscal 2018.

Note 9 — Income Taxes:

The U.S. and non-U.S. components of income before income taxes consist of the following (in thousands):

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
U.S. operations	$34,900	$28,039	$22,647
Non-U.S. operations	275,290	591,020	887,815

	$310,190	$619,059	$910,462

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consists of the following (in thousands):

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Current income tax expense (benefit):
Federal	$4,461	$8,183	$1,111
State	407	99	49
Foreign	(8,289)	(1,069)	3,282

Total current income tax expense (benefit)	(3,421)	7,213	4,442

Deferred income tax expense (benefit):
Federal	6,306	(1,361)	7,025
State	90	1,078	3,037
Foreign	630	(2,962)	(8,171)

Total deferred income tax expense (benefit)	7,026	(3,245)	1,891

Total provision for income taxes	$3,605	$3,968	$6,333

Deferred tax assets consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Deferred tax assets:
Federal and California research and other tax credits	$299,475	$259,635
Reserves and accruals	27,830	32,328
Stock compensation	3,523	2,678
Net operating losses	20,553	21,813

Gross deferred tax assets	351,381	316,454
Valuation allowance	(299,449)	(259,316)

Total deferred tax assets	51,932	57,138
Total deferred tax liabilities	(17,225)	(15,405)

Net deferred tax assets	$34,707	$41,733

The non-current portion of the deferred tax assets as of February 2, 2013 and January 28, 2012 was $26.3 million and $31.1 million, respectively, and is included in other non-current assets. During fiscal 2013, deferred tax assets, net of a corresponding valuation allowance decreased $7.0 million from the end of fiscal 2012, mostly due to electing bonus depreciation for assets placed in service in the United States which created a deferred tax liability of $4.6 million. Bonus depreciation was recently extended for assets placed in service before January 1, 2014 under the American Taxpayer Relief Act of 2012.

As of February 2, 2013, the Company had net operating loss carryforwards available to offset future taxable income of approximately $80.5 million, $2.2 million and $7.5 million for foreign, U.S. federal and state of California purposes, respectively. The federal carryforwards will expire in various fiscal years between 2021 and 2027, and the California carryforwards will expire at various fiscal years between 2016 and 2033, if not utilized before these years. The losses in non-U.S. companies can be carried forward indefinitely. For U.S. federal income tax return purposes, the Company had research tax credit and solar credit carryforwards of approximately $194.4 million that expire through fiscal 2033. As of February 2, 2013, the Company had unused California research and tax credit carryforwards of approximately $193.7 million, which can be carryforward indefinitely. Included in the U.S. federal and California carryforward amounts are $51.7 million and $53.5 million, respectively, that are

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to excess tax benefits from stock options. Upon realization, the benefit associated with these credits will increase additional paid-in capital. The Company also has research and investment tax credit carryforwards of approximately $16.7 million in other U.S. states that expire through fiscal 2028 due to the statute of limitation.

At the end of fiscal 2013, the Company has provided a full valuation allowance against its federal and various state research credits which it earns in excess of its current year tax liabilities, as well as its net operating loss carryforwards. Based on the available objective positive and negative evidence, the Company has determined that it is more likely than not that these research credits and acquired net operating losses will not be realized. Therefore, the Company has recorded a valuation allowance of $299.5 million, an increase of $40.1 million from fiscal 2012.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Provision at U.S. notional statutory rate	35.0%	35.0%	35.0%
Non-deductible stock-based compensation	15.4	6.9	5.6
Difference in U.S. and non-U.S. tax rates	(48.8)	(40.7)	(40.0)
Benefits from utilization of general business credits	(13.8)	(6.8)	(3.7)
Change in valuation allowance	12.9	5.6	3.4
Other	0.5	0.6	0.4

Effective tax rate	1.2%	0.6%	0.7%

The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Unrecognized tax benefits as the beginning of the period	$96,294	$102,612	$103,334
Increases related to prior year tax positions	1,106	987	494
Decreases related to prior year tax positions	—	(307)	(149)
Increases related to current year tax positions	1,139	1,229	1,317
Settlements	(3,956)	(243)	—
Lapse in the statute of limitations	(15,543)	(9,529)	(10,293)
Foreign exchange (gain) loss	(9)	1,545	7,909

Gross amounts of unrecognized tax benefits as of the end of the period	$79,031	$96,294	$102,612

Included in the balances as of February 2, 2013 is $61.6 million of unrecognized tax benefit that would affect the effective income tax rate if recognized.

The amounts in the table above do not include the related interest and penalties. The amount of interest and penalties accrued as of February 2, 2013 was approximately $33.8 million, as of January 28, 2012 was approximately $35.3 million, and as of January 29, 2011 was approximately $33.4 million. The consolidated statements of operations for fiscal 2013, 2012 and 2011 included $5.8 million, $5.9 million and $7.0 million, respectively, of interest and penalties related to the unrecognized tax benefits.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of February 2, 2013, the material jurisdictions that are subject to examination include China, Israel, Singapore, Switzerland and the United States for the Company’s fiscal years 2003 through 2013. As of February 2, 2013, three of the Company’s non-U.S. entities are under examination for fiscal years encompassing 2006 through 2010, and two of the Company’s U.S. entities are under exam for fiscal 2010 through fiscal 2012.

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

The Economic Development Board of Singapore (the “EDB”) initially granted a 10 year Pioneer Status in July 1999 to the Company’s subsidiary in Singapore if the Company meets several requirements as to investments, headcount and activities. In June 2006, the EDB agreed to extend the Pioneer Status to 15 years to June 2014 rather than 10 years. Fiscal 2013, 2012 and 2011 tax savings associated with this tax holiday were approximately $13.6 million, $3.1 million and $7.9 million, respectively, which if paid would impact the Company’s earnings per share results by $0.02 per share for fiscal 2013 and $0.01 per share for fiscal 2012 and fiscal 2011. As a result, the Company anticipates that a significant portion of the income it earns in Singapore during this period will be exempt from the Singapore income tax.

Under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (M.I.S.L) Ltd. (“MISL”), the GTL branch and the cellular branch (formerly Marvell DSPC), are entitled to approved and benefited tax programs that include reduced tax rates and exemption of certain income. The first program was approved for MISL in fiscal 1996 and the most recent was started in fiscal 2013. The cellular branch has five approved programs and three benefited programs with the first approved in fiscal 1991 and the most recent benefited enterprise started in fiscal 2011. The benefit period is generally 10 to 15 years and begins in the first year in which the Company’s Israeli divisions earn taxable income from the approved or benefited enterprises, provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through fiscal 2027. A new amendment to the Encouragement law, which was approved by the Israeli government in December 2011, came into effect January 1, 2012. For fiscal 2013, 2012 and 2011, the benefit associated with these approved or benefited enterprise programs was $13.8 million and $13.6 million and $18.4 million, respectively, which provided earnings per share benefit of $0.02 per share for fiscal 2013 and 2012 and $0.03 for fiscal 2011.

During fiscal 2007, each of the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration granted the Company’s subsidiary in Switzerland a 10 year tax holiday on revenues from research and design wafer supply trading activities commencing with its fiscal 2007. The fiscal 2013, 2012 and 2011 tax savings associated with this tax holiday is approximately $4.6 million, $4.7 million and $4.5 million, respectively, which provided an earnings per share benefit of less than $0.01 for all three years.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Commitments and Contingencies:

Warranty Obligations

The Company’s products carry a standard 90 day warranty with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The following table presents changes in the warranty accrual included in accrued liabilities in the Company’s consolidated balance sheets (in thousands):

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Beginning balance	$2,354	$2,439	$1,965
Warranty expense	679	1,126	2,291
Acquisitions	—	408	—
Payments and other charges	(1,097)	(1,619)	(1,817)

Ending balance	$1,936	$2,354	$2,439

Lease Commitments

The Company leases some of its facilities, equipment and computer aided design software under non-cancelable operating leases. Rent expense, net of sublease income for fiscal 2013, 2012 and 2011 was approximately $23.7 million, $20.5 million and $17.1 million, respectively. The Company also purchases certain intellectual property under technology license obligations. Future minimum lease payments, net of estimated sublease, and payments under technology license obligations as of February 2, 2013, are presented in the following tables (in thousands):

Fiscal Year:	Minimum Lease Payments	Sublease Income	Net Operating Leases
2014	$48,751	$(215)	$48,536
2015	43,704	(72)	43,632
2016	26,882	(75)	26,807
2017	6,677	(46)	6,631
2018	1,453	—	1,453
Thereafter	2,936	—	2,936

Total future minimum lease payments	$130,403	$(408)	$129,995

Fiscal Year:	Technology License Obligations
2014	$9,351
2015	9,579
2016	9,807
2017	7,869
2018	9,180
Thereafter	—

Total future minimum lease payments	$45,786

Less: amount representing interest	(3,094)

Present value of future minimum payments	42,692
Less: current portion	(8,422)

Non-current portion	$34,270

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology license obligations include the liabilities under the subscription agreements for technology licenses between the Company and various vendors.

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of February 2, 2013, these foundries had incurred approximately $212.1 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

Intellectual Property Indemnification

The Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim as well as the customer’s attorneys’ fees and costs. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. Generally, there are limits on and exceptions to the Company’s potential liability for indemnification. Although historically the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

Contingencies

The Company and certain of its subsidiaries are currently a party to various legal proceedings, including those noted in this section. The legal proceedings and claims described below could result in substantial costs and could divert the attention and resources of the Company’s management. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages, one-time license fees, or ongoing royalty payments and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. The Company believes that its products do not infringe valid and enforceable claims and it will continue to conduct a vigorous defense in these proceedings. However, there can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

The Company has recorded an accrual of $5.7 million in fiscal 2013 related to an ongoing litigation matter. The amount recorded does not relate to the litigation with Carnegie Mellon University (“CMU”). Other than the matter for which the Company has recorded an accrual of $5.7 million, the Company has not recorded an accrual for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable. The Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Carnegie Mellon Litigation.    On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. (“MSI”) and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“CMU patents in suit”), which relate to read-channel integrated circuit devices and the HDD products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Due to the finding of willfulness, the judge could enhance by some amount up to treble the damages during post trial proceedings. In addition, CMU has disclosed in its post trial motions that it is seeking pre-judgment interest of $322 million, post-judgment interest, attorneys’ fees, and an injunction or ongoing royalties. Post trial motions are scheduled to be heard on May 1 and 2, 2013, and the Company expects the District Court to issue its final judgment some time thereafter.

The Company and MSI believe that the evidence and the law do not support the jury’s findings of infringement, validity and the award of damages and do not believe a material loss is probable. The Company believes that there are strong grounds for appeal and the Company and MSI will seek to overturn the verdict in post trial motions before the District Court and, if necessary, to appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The Company and MSI intend to vigorously challenge the judgment through all appropriate post trial motions and appeal processes. In addition, the District Court in Pittsburgh has yet to rule on certain of the Company’s defenses and motions, including laches and the Company’s renewed request for a mistrial.

Jasmine Networks Litigation.    On September 12, 2001, Jasmine Networks, Inc. (“Jasmine”) filed a lawsuit in the Santa Clara County Superior Court alleging claims against MSI and three of its officers for allegedly improperly obtaining and using information and technologies during the course of the negotiations with its personnel regarding the potential acquisition of certain Jasmine assets by MSI.

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

USEI Litigation.    On October 9, 2009, U.S. Ethernet Innovations, LLC (“USEI”) filed a complaint in the U.S. District Court for the Eastern District of Texas, in which USEI has accused a number of system manufacturers, including the Company’s customers, of patent infringement (the “USEI litigation”). Specifically, USEI has asserted that these customers infringe U.S. Patent Nos. 5,307,459, 5,434,872, 5,732,094 and 5,299,313 (collectively, the “USEI patents in suit”), which relate to Ethernet technologies. The complaint seeks unspecified damages and an injunction.

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the district court issued an order granting the defendants’ motion to transfer the action to the Northern District of California; the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. On October 21, 2011, the court conducted a claim construction hearing, and a ruling was issued on January 31, 2012. A supplemental claim construction hearing was held on May 3, 2012, and the claim construction was issued on August 29, 2012. Trial is scheduled for January 5, 2015.

Lake Cherokee Patent Litigation.    On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. filed a complaint in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents in suit”). The Lake Cherokee patents in suit relate to read-channel integrated circuit devices, and to certain HDD products incorporating such devices. MSI filed its answer and counterclaims to the complaint on September 13, 2010. Defendants filed a motion to transfer on April 1, 2011, which was denied on February 13, 2012. Lake Cherokee

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed an amended complaint on April 21, 2011. MSI filed its answer and counterclaims to the amended complaint on May 9, 2011. A claim construction hearing was held on May 14, 2012, and the claim construction was issued on August 6, 2012. Trial is set for August 5, 2013.

APT Patent Litigations.    On January 18, 2011, Advanced Processor Technologies, LLC (“APT”), a subsidiary of Acacia Research Corp., filed a complaint in the U.S. District Court for the Eastern District of Texas. The complaint names MSI and eight other defendants and alleges infringement of U.S. Patent Nos. 6,047,354 (“’354 patent”) and 5,796,978 (“’978 patent”). The asserted patents relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. A first amended complaint was filed on January 26, 2011. The first amended complaint continues to assert the ‘354 patent against MSI, but appears to no longer assert the ‘978 patent against MSI. MSI filed its answer and counterclaims on April 15, 2011. A claim construction hearing was held on January 29, 2013. On March 23, 2012, APT filed a separate complaint in the U.S. District Court for the Eastern District of Texas. The complaint alleges that MSI infringes U.S. Patent Nos. 6,092,172 and 6,629,207. The asserted patents relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims on May 25, 2012. In both cases, ARM filed a motion to intervene on July 23, 2012, which was granted on January 7, 2013, and a motion to transfer on July 27, 2012, which was denied on March 20, 2013. On January 30, 2013, the Court consolidated these two cases, as well as several other cases that APT had filed against various defendants, into a single case. A claim construction hearing in the consolidated case is scheduled for May 14, 2013 and jury selection is set for January 6, 2014.

MOSAID Litigation.    On March 16, 2011, MOSAID Technologies Inc. filed suit in the U.S. District for the Eastern District of Texas against MSI and 16 other companies. The complaint alleges that defendants’ products, which operate in compliance with the IEEE 802.11a, 802.11b, 802.11g, and 802.11n standards, infringe the six asserted patents (U.S. Patent Nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. On March 28, 2012, MSI and other defendants filed a motion to transfer, which was denied. A claim construction hearing is scheduled for April 16, 2013 and jury selection is set for January 8, 2014.

Azure Networks Litigation.    On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed suit in the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On December 9, 2011, defendants filed a motion to dismiss or transfer venue to S.D.N.Y. or, alternatively, to N.D. Cal., which was denied on June 25, 2012. On November 2, 2012, defendants filed a motion for summary judgment of invalidity, which was denied. A claim construction hearing was held on December 20, 2012. On January 15, 2013, the magistrate judge issued a Markman ruling. Currently, a trial is set for November 12, 2013. MSI believes that it does not infringe any valid and enforceable claim of the Azure Networks patents in suit, and intends to litigate this action vigorously.

Power Management Systems Litigation.    On August 22, 2011, Power Management Systems LLC (“PMS”), a subsidiary of Acacia Research Corp., filed a complaint against the Company’s subsidiary Marvell Semiconductor, Ltd. (“MSL”) and other defendants, in the U.S. District Court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which relates to a power management apparatus, against various products. The complaint seeks unspecified damages. On October 17, 2011, PMS amended its complaint by substituting MSL with MSI. MSI filed its answer and counterclaims on November 4, 2011. A claim construction hearing was held on January 18, 2013 and trial is set for March 3, 2014.

HSM/TPL Litigation.    On September 1, 2011, HSM Portfolio, LLC and Technology Properties Limited, LLC filed a complaint against the Company and MSL in the U.S. District Court for the District of Delaware. The

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint also named numerous other defendants. The complaint asserts U.S. Patent No. 5,030,853, relating to high speed logic and memory circuitry, against various products. The complaint seeks unspecified damages. On January 9, 2012, HSM/TPL filed an amended complaint adding MSI to the case. On February 15, 2012, the Company and MSL were dismissed from the case. On July 18, 2012, HSM filed a second amended complaint against MSI, and MSI filed its answer and counterclaims on August 13, 2012. A claim construction hearing is scheduled for November 25, 2013, and trial is scheduled to commence on January 25, 2015.

France Telecom Litigation.    On June 26, 2012, France Telecom S.A. (“France Telecom”) filed a complaint against MSI in the U.S. District Court for the Southern District of New York. The complaint asserts U.S. Patent No 5,446,747 (the “’747 patent”) against MSI’s communications processors and thin modems. The complaint seeks unspecified damages as well as injunctive relief. MSI answered the complaint on July 18, 2012 and August 1, 2012. On July 30, 2012, MSI filed a motion to transfer the lawsuit to the U.S. District Court for the Northern District of California. On September 17, 2012, the Court granted MSI’s motion and transferred the case to the Northern District of California. A claim construction hearing is scheduled for July 24, 2013, and a trial is scheduled for May 12, 2014.

Freescale Litigation.    On July 6, 2012, Freescale Semiconductor, Inc. (“Freescale”) filed a complaint against MSI in the U.S. District Court for the Western District of Texas. The complaint asserts U.S. Patent Nos. 6,920,316, 5,825,640, 5,943,274, 5,467,455 and 7,927,927 (collectively, the “Freescale patents in suit”) against certain of the Company’s integrated circuits and/or chipsets. The complaint seeks unspecified damages and a permanent injunction. On September 17, 2012, MSI filed a motion to dismiss the complaint for failure to state a claim pursuant to FRCP 12(b)(6) as to direct infringement of U.S. Patent No. 7,927,927, indirect infringement of the Freescale patents in suit, and willful infringement of the Freescale patents in suit. Freescale filed an amended complaint on January 14, 2013, and withdrew its assertion of U.S. Patent No. 5,825,640; MSI filed its answer to the amended complaint on February 4, 2013. This case has been consolidated for pre-trial purposes with nine other pending cases. A claim construction hearing is scheduled for September 9, 2013.

On January 4, 2013, three of the Company’s subsidiaries, MSI, Marvell International Ltd. and Marvell World Trade Ltd., filed a complaint against Freescale in the U.S. District Court for the Western District of Texas, and filed an amended complaint on January 14, 2013. The amended complaint alleges that Freescale infringes U.S. Patents Nos. 6,903,448 and 7,379,718.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities may include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, indemnities for general commercial obligations, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of Bermuda. In addition, the Company has contractual commitments to various customers, which could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Some of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. In general, the Company does not record any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets as the amounts cannot be reasonably estimated and are not considered probable. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Benefit Plans:

The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 50% of eligible earnings subject to a required annual limit. The Company matches 100% of the employee contribution up to $500 per eligible employee on a quarterly basis. The participant must be employed by the Company on the last day of the calendar quarter to qualify for the match. At the end of the calendar year, the eligible employees receive a true-up match equal to the accumulated employee contribution for the calendar year up to $2,000. The Company made matching contributions to employees of $5.0 million, $4.8 million and $4.5 million during fiscal 2013, 2012 and 2011, respectively. As of February 2, 2013, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common shares through the 401(k) plan.

The Company also has voluntary defined contribution plans in various non-U.S. locations. The Company made contributions on behalf of employees totaling $17.2 million, $16.2 million and $16.0 million during fiscal 2013, 2012 and 2011, respectively. The Company also maintains a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were not significant.

Note 12 — Shareholders’ Equity:

Common and Preferred Stock

As of February 2, 2013, the Company is authorized to issue 992.0 million shares of $0.002 par value common stock and 8.0 million shares of $0.002 par value preferred stock. As of February 2, 2013 and January 28, 2012, no shares of preferred stock were outstanding.

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million common shares reserved for issuance thereunder as of February 2, 2013. Options granted under the Option Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock at the time of the grant may not have a term exceeding five years and these options must be issued at prices of at least 110% of the fair market value of the stock on the date of grant.

In addition, the Company can also grant stock awards, which may be subject to vesting. Further, the Company can grant restricted stock unit awards. Restricted stock unit awards are denominated in shares of stock, but may be settled in cash or shares upon vesting, as determined by the Company at the time of grant.

Equity awards to new hires under the Option Plan generally vest 20% one year after the vesting commencement date, and the remaining shares vest one-sixtieth per month over the remaining 48 months. Other equity awards generally vest annually in four equal installments.

As of February 2, 2013, approximately 111.5 million shares remained available for future issuance under the Option Plan.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1997 Directors’ Stock Option Plan

In August 1997, the Company adopted the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”). Under the 1997 Directors’ Plan, an outside director was granted an option to purchase 30,000 common shares upon appointment to the Company’s Board of Directors. These options vested 20% one year after the vesting commencement date and remaining shares vest one-sixtieth per month over the remaining 48 months. An outside director was also granted an option to purchase 6,000 common shares on the date of each annual meeting of the shareholders. These options vested one-twelfth per month over 12 months after the fourth anniversary of the vesting commencement date. Options granted under the 1997 Directors’ Plan could be exercised prior to vesting and had a term of 10 years. The 1997 Directors’ Plan was terminated in October 2007. There are two outstanding grants remaining under the 1997 Directors’ Plan.

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

In fiscal 2012, an outside director who had been serving on the Company’s Board of Directors for the prior six months was granted — upon re-election by the shareholders at the annual general meeting — an option to purchase 9,000 common shares immediately following each annual general meeting of shareholders. These options vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant. In addition, an outside director who had been serving on the Company’s Board of Directors for the prior six months was also granted a restricted stock unit award (the “Annual RSU Award”) that covered a number of shares with an aggregate fair market value as reported on the NASDAQ Global Select Market equal to $70,000 immediately following the annual general meeting of shareholders. These Annual RSU Awards vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant.

Beginning in fiscal 2013, each outside director who was appointed at the annual general meeting of shareholders was granted a stock option award that covers a number of shares with an aggregate grant date fair value equal to $110,000 immediately following each annual general meeting of shareholders. In addition, each outside director was granted an Annual RSU Award that will cover a number of shares with an aggregate fair market value equal to $110,000 immediately following each annual general meeting of shareholders. The annual stock option award and the Annual RSU Award vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one year anniversary of the date of grant. An outside director who is elected or appointed after an annual general meeting of shareholders will receive a pro rata stock option award and restricted stock unit award based on the number of quarters completed since such annual general meeting of shares.

As of February 2, 2013, approximately 343,000 shares remained available for future issuance under the 2007 Directors’ Plan.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, as amended and restated on October 31, 2011 (the “ESPP”), participants purchase the Company’s stock using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the current ESPP, the “look-back” period for the stock purchase price was changed from six months to 24 months. This change was effective for the offering that began in December 2011 and is applicable for each successive offering period thereafter. Offering and purchase periods will continue to begin on December 8 and June 8 of each year. Participants enrolled in a 24-month offering period will continue in that offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in a 24-month offering period will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

During fiscal 2013, a total of 7.6 million shares were issued under the ESPP at a weighted-average price of $8.77. During fiscal 2012, a total of 4.9 million shares were issued under the ESPP at a weighted-average price of $12.48. During fiscal 2011, a total of 10.9 million shares were issued under the ESPP at a weighted-average price of $5.27.

As of February 2, 2013, approximately 26.6 million shares remained available for future issuance under the ESPP.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Plan and Stock Award Activity

During the first quarter of fiscal 2012, the Company issued 3.1 million stock options with a market-based condition for a group of senior employees. If the market price condition is not met within five years from the date of grant, the options automatically expire.

The following table summarizes the activity under all of the option plans and other stock based arrangements (in thousands, except for per share amounts):

	Time-Based Options		Market-Based Options		Total
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at January 30, 2010	70,966	$11.28	—	—	70,966	$11.28
Granted	2,018	$20.17	—	—	2,018	$20.17
Exercised	(13,959)	$8.45	—	—	(13,959)	$8.45
Canceled/Forfeited	(2,700)	$18.47	—	—	(2,700)	$18.47
Expired	—	—	—	—	—	—

Balance at January 29, 2011	56,325	$11.96	—	—	56,325	$11.96
Granted	3,477	$15.31	3,149	$15.43	6,626	$15.37
Exercised	(5,681)	$7.95	—	—	(5,681)	$7.95
Canceled/Forfeited	(1,654)	$14.57	(25)	$15.43	(1,679)	$14.58
Expired	—	—	—	—	—	—

Balance at January 28, 2012	52,467	$12.53	3,124	$15.43	55,591	$12.70
Granted	7,041	$14.59	—	—	7,041	$14.59
Exercised	(5,977)	$6.44	—	—	(5,977)	$6.44
Canceled/Forfeited	(3,894)	$16.10	(365)	$15.43	(4,259)	$16.04
Expired	—	—	—	—	—	—

Balance at February 2, 2013	49,637	$13.28	2,759	$15.43	52,396	$13.39

Vested or expected to vest at February 2, 2013	48,584	$13.25

Exercisable at February 2, 2013	39,789	$12.91

For time-based stock options vested and expected to vest at February 2, 2013, the aggregate intrinsic value was $29.6 million and the weighted average remaining contractual term was 4.4 years. For time-based stock options exercisable at February 2, 2013, the aggregate intrinsic value was $28.3 million and the weighted average remaining contractual term was 3.5 years. The aggregate intrinsic value of stock options exercised during fiscal 2013, 2012 and 2011 was $33.6 million, $41.8 million and $162.9 million, respectively. There was no aggregate intrinsic value for market-based stock options at February 2, 2013 and the weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at February 2, 2013 was 8.2 years. The Company’s closing stock price of $9.51 as reported on the NASDAQ Global Select Market for all in-the-money options as of February 1, 2013 was used to calculate the aggregate intrinsic value.

As of February 2, 2013, the unamortized compensation expense for time-based stock options was $41.3 million and market-based stock options was $4.6 million. The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.7 years and 0.9 years, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for share prices):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 30, 2010	2,746	$8.99
Granted	4,718	$20.76
Vested	(1,619)	$9.13
Canceled/Forfeited	(359)	$13.87

Balance at January 29, 2011	5,486	$18.75
Granted	6,877	$15.80
Vested	(2,014)	$15.90
Canceled/Forfeited	(703)	$16.81

Balance at January 28, 2012	9,646	$17.38
Granted	7,370	$14.64
Vested	(2,796)	$17.78
Canceled/Forfeited	(1,481)	$17.16

Balance at February 2, 2013	12,739	$15.78

The aggregate intrinsic value of restricted stock units expected to vest as of February 2, 2013 was $108.7 million. The number of restricted stock units that are expected to vest is 11.4 million shares.

As of February 2, 2013, compensation costs related to restricted stock units not yet recognized amounted to $134.0 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.7 years.

Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Cost of goods sold	$8,142	$6,995	$7,522
Research and development	87,149	85,924	82,524
Selling and marketing	13,278	12,920	11,769
General and administrative	18,711	14,024	16,590

	$127,280	$119,863	$118,405

Share-based compensation capitalized in inventory was $1.5 million at February 2, 2013, $2.1 million at January 28, 2012 and $1.5 million at January 29, 2011.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The expected volatility for awards granted during fiscal 2013 and 2012 was based on an equally weighted combination of historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The expected volatility for awards granted during fiscal 2011 was based solely on historical stock price volatility. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

The expected dividend yield is calculated by dividing annualized dividend payments by the closing stock price on the date of grant of the option.

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based equity award on the date of grant using the Black-Scholes option pricing model and of each market-based equity award using a Monte Carlo simulation model:

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Time-based Stock Options:
Weighted average fair value	$5.52	$6.05	$9.33
Expected volatility	44%	44%	53%
Expected term (in years)	4.8	4.8	4.7
Risk-free interest rate	0.9%	2.0%	2.2%
Expected dividend yield	0.3%	—	—

The expected dividend yield for options granted during fiscal year 2013 used to calculate the weighted average in the above table ranged from 0% to 3.1%.

	Year Ended
	February 2, 2013	January 28, 2012
Market-based Stock Options:
Weighted average fair value	$—	$5.08
Expected volatility	—%	42%
Risk-free interest rate	—%	0.9 - 3.6%

There were no market-based stock options granted during fiscal 2013. The above table includes market-based stock options granted during the three months ended April 30, 2011. The fair value of each market-based stock option award is estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the above table, including the same volatility applied to the Company’s time-based options. Because a Monte Carlo simulation model incorporates ranges of assumptions for inputs, those ranges are disclosed where applicable. The Company uses historical data to estimate employee termination within the valuation model. The expected term was 2.66 years for market-based stock options granted during the three months ended April 30, 2011 and was derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Employee Stock Purchase Plan:
Estimated fair value	$3.13	$4.63	$5.91
Volatility	40%	44%	53%
Expected term (in years)	1.2	1.1	0.5
Risk-free interest rate	0.2%	0.1%	0.2%
Dividend yield	2.4%	—	—

Share Repurchase Program

In August 2010, the Company announced that its board of directors had authorized a share repurchase program of up to $500 million of the Company’s common shares in open market, privately negotiated or block transactions.

In March, July and December 2011, and May and December 2012, the Company announced that its board of directors authorized the Company to repurchase up to an additional $500 million, respectively, for a total of $3.0 billion, of its outstanding common shares. The repurchase program is subject to market conditions and other factors and does not obligate the Company to repurchase any dollar amount or number of its common shares. The program may be extended, modified, suspended or discontinued at any time. The future repurchases, which are expected to be funded from the Company’s current cash and short-term investments position of over $1.9 billion, may occur in open market, privately negotiated or block transactions.

The Company repurchased 91.0 million of its common shares for $959.1 million in cash during fiscal 2013, 87.8 million of its common shares for $1.3 billion in cash during fiscal 2012 and 4.9 million of its common shares for $87.5 million in cash during fiscal 2011. All of the repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. Approximately $22.2 million of the repurchases was made in the final 3 days of the fiscal year and was not included in the consolidated statement of cash flow due to the standard 3-day settlement period. As of February 2, 2013, a total of 183.7 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.4 billion in cash and there was $612.6 million remaining available for future share repurchases.

Subsequent to the end of fiscal 2013 through March 21, 2013, the Company repurchased an additional 8.7 million of its common shares for $85.5 million at an average price per share of $9.80.

Dividends

In May 2012, the Company announced the initiation of paying its first quarterly dividend of $0.06 per share. Future payment of a regular quarterly cash dividend on the Company’s common shares will be subject to, among other things, the best interests of its shareholders, the Company’s results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law and other factors that the Company’s board of directors may deem relevant. As a result, cash dividends of $0.18 per share were paid for a total of $98.8 million during fiscal 2013.

On February 21, 2013, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on April 4, 2013 to shareholders of record as of March 14, 2013.

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

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Year Ended
Net Revenue:	February 2, 2013	January 28, 2012	January 29, 2011
United States	$176,581	$194,638	$157,259
China	1,599,681	1,496,864	1,209,982
Thailand	369,855	531,073	602,639
Malaysia	351,401	420,382	348,271
Philippines	246,269	207,450	187,156
Others	424,843	542,633	1,106,586

	$3,168,630	$3,393,040	$3,611,893

Property and equipment, net:	February 2, 2013	January 28, 2012
Bermuda	$5,691	$8,256
China	37,469	32,205
Israel	36,671	26,061
Singapore	82,358	92,563
United States	208,459	207,848
Others	16,379	16,868

	$387,027	$383,801

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents net revenue by end market (in thousands):

	Year Ended
Net Revenue by End Market	February 2, 2013	January 28, 2012	January 29, 2011
Storage products	$1,494,959	$1,560,772	$1,650,465
Mobile and Wireless	822,533	968,706	1,124,442
Networking	708,821	697,865	683,103
Other	142,317	165,697	153,883

	$3,168,630	$3,393,040	$3,611,893

Note 14 — Related Party Transactions:

MIL is party to a technology license agreement with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). MIL assumed this technology license agreement between VeriSilicon and UTStarcom, Inc. after the Company’s acquisition of the semiconductor business of UTStarcom in December 2005. MIL has subsequently entered into various addenda to this agreement for additional technology beyond the scope of the original agreement. During fiscal 2013, MIL entered into two new addenda with VeriSilicon related to the technology license agreement. In addition, in September 2010, MIL entered into a services agreement with VeriSilicon, pursuant to which VeriSilicon has agreed to provide design support services to MIL. Under the services agreement, VeriSilicon helped on three projects for MIL during fiscal 2013. In connection with all of its transactions with VeriSilicon, MIL paid $2.8 million and $1.2 million to VeriSilicon during fiscal 2013 and fiscal 2012, respectively. As of February 2, 2013, the Company had $0.5 million of liability to VeriSilicon. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon. Ms. Dai is a greater than ten percent shareholder of the Company and Dr. Sehat Sutardja is the Company’s President and Chief Executive Officer. Dr. Sehat Sutardja and Ms. Dai are husband and wife.

In December 2009, MIL entered into a technology license agreement with Vivante Corporation (“Vivante”) that provides for the license of graphics technology and associated services. This agreement restates, expands and succeeds previous agreements between the parties for the same technology. In December 2012, the parties renewed this technology license agreement for another three years. The total amount of the license fee was approximately $13.0 million (to be paid over three years) and ten percent for support fees (to be paid over three years). In February 2012, the parties entered into a services agreement, pursuant to which Vivante agreed to provide support services to MIL. In connection with all of its transactions with Vivante, MIL paid $8.6 million and $5.8 million to Vivante during fiscal 2013 and fiscal 2012, respectively. As of February 2, 2013, the Company had $13.8 million of liability to Vivante. Dr. Sehat Sutardja and Ms. Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Ms. Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante.

MARVELL TECHNOLOGY GROUP LTD.

SUPPLEMENTARY DATA

(Unaudited)

The following table presents the unaudited consolidated statements of operations data for each of the eight quarters in the period ended February 2, 2013. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to fairly state the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any period should not be considered indicative of results to be expected in any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Part I, Item 1A “Risk Factors.”

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$796,351	$816,104	$780,881	$775,294
Gross profit	$430,029	$434,265	$406,378	$404,461
Net income	$94,543	$93,074	$68,816	$50,152
Net income per share:
Basic	$0.16	$0.17	$0.12	$0.10
Diluted	$0.16	$0.16	$0.12	$0.09

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Net revenue	$802,402	$897,520	$950,417	$742,701
Gross profit	$467,927	$519,403	$538,317	$401,588
Net income	$146,861	$192,392	$195,121	$80,717
Net income per share:
Basic	$0.23	$0.32	$0.32	$0.14
Diluted	$0.22	$0.31	$0.32	$0.13

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of February 2, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 2, 2013, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of February 2, 2013 using the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of February 2, 2013 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of February 2, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended February 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401 and 407(c)(3) of Regulation S-K with respect to our directors, director nominees and corporate governance is incorporated by reference herein to the information set forth under the captions “Board of Directors and Committees of the Board — Directors and Nominees” and “Board of Directors and Committees of the Board — Nominations for Election of Directors” in our definitive proxy statement in connection with our 2013 annual general meeting of shareholders (the “2013 Proxy Statement”), which will be filed with the SEC no later than 120 days after February 2, 2013. The information regarding our current executive officers required by this item is also included in Part I, Item 1 hereof under the caption “Executive Officers of the Registrant” and incorporated by reference herein.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Interim Chief Financial Officer (our principal financial and accounting officer), Corporate Controller and any person performing similar functions) and employees. This Code of Ethics was most recently amended as of December 11, 2008. We will disclose future amendments to or waivers from our Code of Ethics and Business Conduct for Employees, Officers and Directors on our website or in a report on Form 8-K within four business days following the date of such amendment or waiver. Our Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our website www.marvell.com. None of the material on this website is part of this Annual Report on Form 10-K or is incorporated by reference herein.

Committees of the Board of Directors

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and audit committee financial expert is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board — Committees of our Board of Directors” in our 2013 Proxy Statement.

Item 11.	Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board — Director Compensation Table,” “Executive Compensation” and “Executive Compensation Committee Interlocks and Insider Participation” in our 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of February 2, 2013:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (3)(4)	65,223,122	$13.57	138,445,319
Equity compensation plans not approved by security holders (5)	45,024	$0.27	—

Total	65,268,146	$13.57	138,445,319

(1)	Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of February 2, 2013).
(2)	The weighted average exercise price calculation does not take into account any restricted stock units as those units vest, without any cash consideration or other payment required for such shares.
(3)	Includes our Amended and Restated 1995 Stock Option Plan, our 1997 Directors’ Stock Option Plan, our Amended 2000 Employee Stock Purchase Plan (the “2000 ESPP”) and our 2007 Directors’ Stock Option Plan.
(4)	The number of shares reserved for issuance under our 2000 ESPP includes an annual increase in shares reserved for issuance equal to the lesser of (i) 8,000,000 shares of Common Stock, or (ii) 1.5% of the outstanding shares of capital stock on such date, or (iii) an amount determined by the Board (provided that the amount approved by the Board shall not be greater than (i) or (ii)).
(5)	Consists of outstanding options to purchase 37,892 common shares to former option holders of RADLAN Computer Communications Ltd. in connection with our acquisition of RADLAN Computer Communications Ltd., and 7,132 common shares to former option holders of Asica, Inc. in connection with our acquisition of Asica, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Related Party Transactions” in our 2013 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2013 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedule:

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Page Reference
Schedule II — Valuation and Qualifying Account	110

All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

See Item 15(b) below.

(b)	Index to Exhibits

Exhibit No.	Description
3.1	Memorandum of Association of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 6, 2006

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

10.2#	Form of Notice of Stock Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and Restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 (file no. 333-148621) as filed on January 11, 2008

Exhibit No.	Description

10.3#	2000 Employee Stock Purchase Plan (as amended and restated as of October 31, 2011), incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2011 as filed on December 2, 2011

10.4#	2000 Employee Stock Purchase Plan Form of Subscription Agreement

10.5#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s Quarterly Report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005

10.6#	2010 Amendment to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.7#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.8#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006 (for options granted prior to December 4, 2008)

10.8.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.8.2#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for options granted on or after August 2, 2010)

10.9#	Form of Restricted Stock Unit Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007 (for RSUs granted prior to December 4, 2008)

10.9.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.9.2#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for RSUs granted on or after August 2, 2010)

10.10#	Form of Notice of Grant of Stock Options — Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

10.11#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

Exhibit No.	Description

10.12#	Reformation of Stock Option Agreement dated December 28, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.13#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.14#	Marvell Technology Group Ltd. Executive Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.15#	2007 Director Stock Incentive Plan, as amended and restated on March 15, 2012, incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q as filed on June 1, 2012

10.15.1#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.15.2#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.15.3#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K as filed on July 1, 2011

10.16#	Policy for Non-Business Use of Corporate Aircraft, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 23, 2008

10.17#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007

10.18#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 10, 2008

10.19#	Indemnification Arrangement with Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed on March 7, 2011

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

32.1~	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

32.2~	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit No.	Description

99.1	Notice of Proposed Settlement of Derivative Action, incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K as filed on May 28, 2009

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Dated: March 29, 2013	By:	/s/ DR. SEHAT SUTARDJA
Dr. Sehat Sutardja President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Sehat Sutardja and Brad D. Feller, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ SEHAT SUTARDJA Dr. Sehat Sutardja	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2013

/s/ BRAD D. FELLER Brad D. Feller	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2013

/s/ PANTAS SUTARDJA Dr. Pantas Sutardja	Vice President, Chief Technology Officer, Chief Research and Development Officer and Director	March 29, 2013

/s/ JUERGEN GROMER Dr. Juergen Gromer	Director	March 29, 2013

/s/ JOHN G. KASSAKIAN Dr. John G. Kassakian	Director	March 29, 2013

/s/ ARTURO KRUEGER Arturo Krueger	Director	March 29, 2013

/s/ RANDHIR THAKUR Randhir Thakur	Director	March 29, 2013

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Fiscal year ended February 2, 2013
Allowance for doubtful accounts and sales return reserve	$2,663	$9,024	$(3,766)	$7,921

Deferred tax valuation	$259,316	$40,133	$—	$299,449

Fiscal year ended January 28, 2012
Allowance for doubtful accounts and sales return reserve	$7,366	$4,393	$(9,096)	$2,663

Deferred tax valuation	$224,853	$34,694	$(231)	$259,316

Fiscal year ended January 29, 2011
Allowance for doubtful accounts and sales return reserve	$5,912	$12,217	$(10,763)	$7,366

Deferred tax valuation	$197,710	$30,621	$(3,478)	$224,853

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Memorandum of Association of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 6, 2006

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

10.2#	Form of Notice of Stock Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and Restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 (file no. 333-148621) as filed on January 11, 2008

10.3#	2000 Employee Stock Purchase Plan (as amended and restated as of October 31, 2011), incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2011 as filed on December 2, 2011

10.4#	2000 Employee Stock Purchase Plan Form of Subscription Agreement

10.5#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.24 of the registrant’s Quarterly Report on 10-Q for the period ended July 30, 2005 as filed on September 8, 2005

10.6#	2010 Amendment to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.7#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.8#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006 (for options granted prior to December 4, 2008)

10.8.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.8.2#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for options granted on or after August 2, 2010)

10.9#	Form of Restricted Stock Unit Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007 (for RSUs granted prior to December 4, 2008)

Exhibit No.	Description
10.9.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.9.2#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for RSUs granted on or after August 2, 2010)

10.10#	Form of Notice of Grant of Stock Options — Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

10.11#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.12#	Reformation of Stock Option Agreement dated December 28, 2006 by and between Pantas Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.13#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.14#	Marvell Technology Group Ltd. Executive Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.15#	2007 Director Stock Incentive Plan, as amended and restated on March 15, 2012, incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q as filed on June 1, 2012

10.15.1#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.15.2#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.15.3#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K as filed on July 1, 2011

10.16#	Policy for Non-Business Use of Corporate Aircraft, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 23, 2008

10.17#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007

10.18#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 10, 2008

10.19#	Indemnification Arrangement with Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed on March 7, 2011

Exhibit No.	Description
21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

32.1~	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

32.2~	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Notice of Proposed Settlement of Derivative Action, incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K as filed on May 28, 2009

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.