Form 10-Q
period 2013-05-04
MARVELL TECHNOLOGY GROUP LTD
filed 2013-06-06
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of common shares of the registrant outstanding as of May 30, 2013 was 492.1 million shares.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 4, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$594,420	$751,953
Short-term investments	1,138,223	1,167,037
Accounts receivable, net	370,350	330,238
Inventories	270,652	250,420
Prepaid expenses and other current assets	70,853	77,282
Deferred income taxes	8,416	8,416

Total current assets	2,452,914	2,585,346
Property and equipment, net	384,612	387,027
Long-term investments	16,550	16,769
Goodwill	2,032,538	2,032,138
Acquired intangible assets, net	82,355	89,655
Other non-current assets	152,198	150,829

Total assets	$5,121,167	$5,261,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$307,393	$286,552
Accrued liabilities	124,814	143,991
Accrued employee compensation	121,618	117,195
Deferred income	59,270	60,150

Total current liabilities	613,095	607,888
Non-current income taxes payable	102,403	112,871
Other non-current liabilities	53,228	56,410

Total liabilities	768,726	777,169
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, $0.002 par value	988	1,017
Additional paid-in capital	2,789,534	2,945,643
Accumulated other comprehensive income	2,176	1,148
Retained earnings	1,559,743	1,536,787

Total shareholders’ equity	4,352,441	4,484,595

Total liabilities and shareholders’ equity	$5,121,167	$5,261,764

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net revenue	$734,369	$796,351
Operating costs and expenses:
Cost of goods sold	335,438	366,322
Research and development	279,052	255,970
Selling and marketing	39,989	40,066
General and administrative	26,323	25,705
Amortization and write-off of acquired intangible assets	10,686	14,355

Total operating costs and expenses	691,488	702,418

Operating income	42,881	93,933
Interest and other income, net	3,160	1,057

Income before income taxes	46,041	94,990
Provision (benefit) for income taxes	(7,168)	447

Net income	$53,209	$94,543

Net income per share:
Basic	$0.11	$0.16

Diluted	$0.11	$0.16

Weighted average shares:
Basic	502,180	580,024

Diluted	505,387	594,739

Cash dividend declared per share	$0.06	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net income	$53,209	$94,543
Other comprehensive income, net of tax:
Net change in unrealized gain/loss on marketable securities	1,052	289
Net change in unrealized gain/loss on auction rate securities	81	—
Net change in unrealized gain/loss on cash flow hedges	(105)	1,252

Other comprehensive income, net	1,028	1,541

Comprehensive income	$54,237	$96,084

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net income	$53,209	$94,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,966	21,199
Share-based compensation	33,513	27,192
Amortization and write-off of acquired intangible assets	10,686	14,355
Other expense, net	2,523	2,903
Excess tax benefits from share-based compensation	(7)	(41)
Changes in assets and liabilities:
Accounts receivable	(40,112)	(10,119)
Inventories	(20,123)	201
Prepaid expenses and other assets	6,802	4,242
Accounts payable	28,936	21,249
Accrued liabilities and other non-current liabilities	(20,081)	18,143
Accrued employee compensation	4,423	(648)
Deferred income	(880)	5,454

Net cash provided by operating activities	83,855	198,673

Cash flows from investing activities:
Purchases of available-for-sale securities	(306,838)	(421,652)
Sales and maturities of available-for-sale securities	335,771	558,777
Purchases of strategic investments	—	(5,000)
Cash paid for acquisition, net	(2,551)	—
Purchases of technology licenses	(5,860)	(2,045)
Purchases of property and equipment	(20,080)	(18,904)

Net cash provided by investing activities	442	111,176

Cash flows from financing activities:
Repurchase of common stock	(216,694)	(223,157)
Proceeds from employee stock plans	19,805	17,803
Minimum tax withholding paid on behalf of employees for net share settlement	(9,378)	(8,879)
Dividend payments to shareholders	(30,253)	—
Payments on technology license obligations	(5,317)	—
Excess tax benefits from stock-based compensation	7	41

Net cash used in financing activities	(241,830)	(214,192)

Net (decrease) increase in cash and cash equivalents	(157,533)	95,657
Cash and cash equivalents at beginning of period	751,953	784,902

Cash and cash equivalents at end of period	$594,420	$880,559

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

The Company

Marvell Technology Group Ltd., a Bermuda company (the “Company”), is a leading global semiconductor provider of high-performance application specific standard products. The Company’s core strength of expertise is the development of complex System-on-a-Chip devices leveraging its extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing and embedded ARM-based microprocessor integrated circuits. The Company also develops platforms that it defines as integrated hardware, along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution compared to individual components. The Company’s broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, mobile handsets and other consumer electronics, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2014 has a 52-week period and fiscal 2013 had a 53-week period.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of May 4, 2013, the results of its operations for the three months ended May 4, 2013 and April 28, 2012, and its cash flows for the three months ended May 4, 2013 and April 28, 2012. The February 2, 2013 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 as filed on March 29, 2013 with the Securities and Exchange Commission. The results of operations for the three months ended May 4, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

The Company adopted the new accounting standard regarding the testing of indefinite-lived intangible assets for impairment at the beginning of fiscal 2014. This amended guidance allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with the guidance on the impairment of intangible assets other than goodwill. The adoption of this guidance had no impact on the Company’s financial statements.

The Company adopted the new accounting standard regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company elected to disclose the information in the Notes to Unaudited Condensed Consolidated Financial Statements beginning in fiscal 2014.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of May 4, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$568,858	$3,724	$(135)	$572,447
U.S. government and agency debt	330,362	226	(18)	330,570
Time deposits	138,000	—	—	138,000
Asset backed securities	76,669	57	(67)	76,659
Foreign government and agency debt	10,319	—	(4)	10,315
Municipal debt securities	10,221	13	(2)	10,232

Total short-term investments	1,134,429	4,020	(226)	1,138,223

Long-term investments:
Available-for-sale:
Auction rate securities	19,150	—	(2,600)	16,550

Total long-term investments	19,150	—	(2,600)	16,550

Total investments	$1,153,579	$4,020	$(2,826)	$1,154,773

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of February 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$577,120	$2,886	$(382)	$579,624
U.S. government and agency debt	318,226	258	(5)	318,479
Time deposits	188,000	—	—	188,000
Asset backed securities	76,629	50	(64)	76,615
Foreign government and agency debt	4,320	—	(1)	4,319

Total short-term investments	1,164,295	3,194	(452)	1,167,037

Long-term investments:
Available-for-sale:
Auction rate securities	19,450	—	(2,681)	16,769

Total long-term investments	19,450	—	(2,681)	16,769

Total investments	$1,183,745	$3,194	$(3,133)	$1,183,806

As of May 4, 2013, the Company’s investment portfolio included auction rate securities with an aggregate par value of $19.2 million. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Since this time, many of the issuers have refinanced their debt and paid down the auction rate securities which have resulted in a smaller pool of outstanding securities. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of the auction rate securities as of May 4, 2013 was $2.6 million less than the par value and was recorded in long-term investments. Based on the Company’s balance of approximately $1.7 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	May 4, 2013		February 2, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$424,505	$424,901	$519,006	$519,537
Due between one and five years	697,311	700,709	627,769	629,991
Due over five years	31,763	29,163	36,970	34,278

	$1,153,579	$1,154,773	$1,183,745	$1,183,806

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For individual securities that are in an unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	May 4, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. govement and agency debt	$95,848	$(18)	$—	$—	$95,848	$(18)
Corporate debt securities	56,856	(135)	—	—	56,856	(135)
Asset backed securities	40,916	(67)	—	—	40,916	(67)
Foreign government and agency debt	5,995	(4)	—	—	5,995	(4)
Municipal debt securities	2,571	(2)	—	—	2,571	(2)
Auction rate securities	—	—	16,550	(2,600)	16,550	(2,600)

Total securities	$202,186	$(226)	$16,550	$(2,600)	$218,736	$(2,826)

	February 2, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$141,915	$(382)	$—	$—	$141,915	$(382)
Asset backed securities	43,882	(64)	—	—	43,882	(64)
U.S. government and agency debt	14,677	(5)	—	—	14,677	(5)
Foreign government and agency debt	4,319	(1)	—	—	4,319	(1)
Auction rate securities	—	—	16,769	(2,681)	16,769	(2,681)

Total securities	$204,793	$(452)	$16,769	$(2,681)	$221,562	$(3,133)

Note 4. Supplemental Financial Information (in thousands)

	May 4, 2013	February 2, 2013
Inventories:
Work-in-process	$179,907	$140,805
Finished goods	90,745	109,615

Inventories	$270,652	$250,420

	May 4, 2013	February 2, 2013
Property and equipment, net:
Machinery and equipment	$542,219	$532,420
Buildings	144,320	144,320
Computer software	91,241	89,548
Land	69,246	69,246
Building improvements	49,555	49,516
Leasehold improvements	47,262	46,205
Furniture and fixtures	25,733	25,301
Construction in progress	3,553	5,333

	973,129	961,889
Less: Accumulated depreciation and amortization	(588,517)	(574,862)

Property and equipment, net	$384,612	$387,027

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	May 4, 2013	February 2, 2013
Other non-current assets:
Technology and other licenses	$84,655	$81,523
Deferred tax assets	25,038	26,291
Investments in privately held companies	13,196	14,486
Deposits	10,606	10,451
Deferred compensation	3,083	3,220
Other	15,620	14,858

Other non-current assets	$152,198	$150,829

	May 4, 2013	February 2, 2013
Accrued liabilities:
Accrued rebates	$43,640	$51,712
Accrued legal expense	18,334	18,357
Accrued royalties	16,141	12,695
Technology license obligations	11,269	9,865
Accrued share repurchases	5,645	22,152
Other	29,785	29,210

Accrued liabilities	$124,814	$143,991

Accrued share repurchases represent amounts due for the Company’s repurchases of its common shares made in the final three days of the fiscal quarter. The repurchased shares are retired immediately after the repurchases are completed.

	May 4, 2013	February 2, 2013
Other non-current liabilities:
Technology license obligations	$32,131	$34,270
Long-term accrued employee compensation	6,103	6,205
Other	14,994	15,935

Other non-current liabilities	$53,228	$56,410

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 2, 2013	$2,742	$(2,681)	$1,087	$1,148
Other comprehensive income (loss) before reclassifications	1,428	81	991	2,500
Amounts reclassified from accumulated other comprehensive income	(376)	—	(1,096)	(1,472)

Net current-period other comprehensive income (loss)	1,052	81	(105)	1,028

Balance at May 4, 2013	$3,794	$(2,600)	$982	$2,176

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 28, 2012	$3,702	$(1,285)	$(1,641)	$776
Other comprehensive income (loss) before reclassifications	849	—	(30)	819
Amounts reclassified from accumulated other comprehensive income	(560)	—	1,282	722

Net current-period other comprehensive income	289	—	1,252	1,541

Balance at April 28, 2012	$3,991	$(1,285)	$(389)	$2,317

Three Months Ended May 4, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Available-for-sale securities	$376	Interest and other income, net

Cash flow hedges	61	Cost of goods sold
	945	Research and development
	82	Selling and marketing
	8	General and administrative

Total reclassifications	$1,472

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

	Three Months Ended
	May 4, 2013	April 28, 2012
Numerator:
Net income	$53,209	$94,543

Denominator:
Weighted average common shares outstanding:	502,180	580,024
Effect of dilutive securities:
Common share-based awards	3,207	14,715

Weighted average shares — diluted	505,387	594,739

Net income per share:
Basic	$0.11	$0.16
Diluted	$0.11	$0.16

	Three Months Ended
	May 4, 2013	April 28, 2012
Anti-dilutive potential common shares:
Weighted average shares outstanding from stock options	40,631	22,120

Weighted average exercise price	$15.24	$18.55

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Anti-dilutive potential common shares for stock options are excluded from the calculation of diluted earnings per share for the periods reported above because their exercise price exceeded the average market price during the period. The anti-dilutive shares reported above also include shares from stock options that contain market conditions for vesting since the market value of the Company’s stock as of May 4, 2013 and April 28, 2012 was lower than the required market condition. There were 2.8 million and 3.1 million anti-dilutive shares from stock options that contain market conditions for the three months ended May 4, 2013 and April 28, 2012, respectively.

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

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	May 4, 2013	February 2, 2013
Israeli shekel	$32,521	$38,249

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, foreign currency exchange contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.3% of total assets as of May 4, 2013.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below set forth, by level, the Company’s assets that were accounted for at fair value as of May 4, 2013 and February 2, 2013. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at May 4, 2013
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$13,872	$—	$—	$13,872
Time deposits	—	101,081	—	101,081
Municipal debt securities	—	6,700	—	6,700
Short-term investments:
U.S. government and agency debt	330,570	—	—	330,570
Corporate debt securities	—	572,447	—	572,447
Time deposits	—	138,000	—	138,000
Asset backed securities	—	76,659	—	76,659
Foreign government and agency debt	—	10,315	—	10,315
Municipal debt securities	—	10,232	—	10,232
Prepaid expenses and other current assets:
Forward contracts	—	1,030	—	1,030
Long-term investments:
Auction rate securities	—	—	16,550	16,550
Other non-current assets:
Severance pay fund	—	2,163	—	2,163

Total assets	$344,442	$918,627	$16,550	$1,279,619

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at February 2, 2013
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$27,029	—	—	$27,029
Money market funds	21,523	—	—	21,523
Time deposits	—	119,874	—	119,874
Short-term investments:
U.S. government and agency debt	318,479	—	—	318,479
Corporate debt securities	—	579,624	—	579,624
Time deposits	—	188,000	—	188,000
Asset backed securities	—	76,615	—	76,615
Foreign government and agency debt	—	4,319	—	4,319
Prepaid expenses and other current assets:
Forward contracts	—	1,144	—	1,144
Long-term investments:
Auction rate securities	—	—	16,769	16,769
Other non-current assets:
Severance pay fund	—	1,977	—	1,977

Total assets	$367,031	$971,553	$16,769	$1,355,353

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the change in fair value for Level 3 items (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
Beginning balance	$16,769	$23,215
Sales and redemptions	(300)	—
Unrealized gains included in accumulated other comprehensive income	81	—

Ending balance	$16,550	$23,215

Note 7. Goodwill and Acquired Intangible Assets, Net

Goodwill

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance at February 2, 2013	$2,032,138
Additions due to business combinations	400

Balance at May 4, 2013	$2,032,538

Acquired Intangible Assets, Net

The carrying amount of acquired intangible assets are as follows (in thousands):

		May 4, 2013			February 2, 2013
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	4 -7 years	$54,690	$(20,835)	$33,855	$54,690	$(18,552)	$36,138
Core technology	5 -8 years	138,650	(128,130)	10,520	138,650	(123,298)	15,352
Trade names	5 years	1,300	(373)	927	1,300	(308)	992
Customer intangibles	5 -7 years	89,400	(65,433)	23,967	89,400	(61,927)	27,473
IPR&D	*	13,086	—	13,086	9,700	—	9,700

Total intangible assets, net		$297,126	$(214,771)	$82,355	$293,740	$(204,085)	$89,655

*	Upon completion of the project, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to write down the related IPR&D asset.

Based on the identified intangible assets recorded at May 4, 2013, the future amortization expense excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
Remainder of fiscal 2014	$25,092
2015	14,942
2016	12,203
2017	11,018
2018	5,590
Thereafter	424

$69,269

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. Income Tax

The income tax benefit for the three months ended May 4, 2013 included the current income tax liability of $1.8 million and $0.7 million in settlements of audits in non-U.S. jurisdictions, which was more than offset by a net reduction in unrecognized tax benefits of $9.7 million for the three months ended May 4, 2013. The net reduction in unrecognized tax benefits primarily arose from the expiration of the statute of limitations and from the settlement of two audits in non-U.S. jurisdictions (one for $3.5 million and the other for $4.1 million) less an increase in current unrecognized tax benefit estimates.

The income tax provision for the three months ended April 28, 2012 included the current income tax liability of $2.7 million, which was partially offset by a net reduction in unrecognized tax benefits of $2.6 million for the three months ended April 28, 2012 primarily due to the expiration of the statute of limitations in non-U.S. jurisdictions less an increase in current unrecognized tax benefit estimates.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease significantly due to a potential settlement with tax authorities and/or the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as the Company could have negotiations with various tax authorities throughout the year.

Note 9. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of May 4, 2013, these foundries had incurred approximately $236.1 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

Contingencies

The Company and certain of its subsidiaries are currently a party to various legal proceedings, including those noted in this section. The legal proceedings and claims described below could result in substantial costs and could divert the attention and resources of the Company’s management. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages, one-time license fees or ongoing royalty payments, and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. The Company believes that its products do not infringe valid and enforceable claims and it will continue to conduct a vigorous defense in these proceedings. However, there can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

The Company recorded an accrual of $5.7 million in fiscal 2013 related to an ongoing litigation matter. The amount recorded does not relate to the litigation with Carnegie Mellon University (“CMU”). Other than the matter for which the Company has recorded an accrual of $5.7 million, the Company has not recorded an accrual for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Carnegie Mellon Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. (“MSI”) and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

circuit devices and the HDD products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Due to the finding of willfulness, during post trial proceedings the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. In addition, CMU has disclosed in its post trial motions that it is seeking pre-judgment interest up to $322 million, post-judgment interest, attorneys’ fees, and an injunction or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013, and the Company expects the District Court to issue its final judgment some time in the next few months.

The Company and MSI believe that the evidence and the law do not support the jury’s findings of infringement, validity and the award of damages and do not believe a material loss is probable. The Company believes that there are strong grounds for appeal and the Company and MSI will seek to overturn the verdict in post trial motions before the District Court and, if necessary, to appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The Company and MSI intend to vigorously challenge the judgment through all appropriate post trial motions and appeal processes. In addition, the District Court in Pittsburgh has yet to rule on certain of the Company’s defenses and motions, including laches and the Company’s renewed request for a mistrial. The Company believes the low end of the possible range of loss is zero, but it cannot reasonably estimate the upper range of the possible loss, as a number of factors (including finalization of the post-trial motions at the District Court) could significantly change the assessment of damages.

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

The case proceeded to trial on September 20, 2010. On November 24, 2010, a Santa Clara County jury returned a verdict in favor of MSI on all claims. On January 7, 2011, the court entered judgment in MSI’s favor. Pursuant to California Civil Procedure provisions, Jasmine filed motions for a new trial and for a judgment notwithstanding the verdict. These motions were heard by the court on February 25, 2011 and denied in written orders. Jasmine has appealed and MSI is contesting the appeal vigorously. Oral arguments on the appeal are scheduled to be heard on June 18, 2013.

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

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the District Court issued an order granting the defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California; the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. On October 21, 2011, the court conducted a claim construction hearing, and issued a ruling on January 31, 2012. A supplemental claim construction hearing was held on May 3, 2012, and a ruling was issued on August 29, 2012. Trial is scheduled for January 5, 2015.

Lake Cherokee Patent Litigation. On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. filed a complaint in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents in suit”). The Lake Cherokee patents in suit relate to read-channel integrated circuit devices, and to certain HDD products incorporating such devices. MSI filed its answer and counterclaims to the complaint on September 13, 2010. Defendants filed a motion to transfer on April 1, 2011, which was denied on February 13, 2012. Lake Cherokee filed an amended complaint on April 21, 2011. MSI filed its answer and counterclaims to the amended complaint on May 9, 2011. A claim construction hearing was held on May 14, 2012, and the claim construction ruling was issued on August 6, 2012. In pre-trial proceedings, Lake Cherokee has alleged that it is entitled to damages in the amount of approximately $689 million as a result of the alleged infringement. MSI strongly disputes its liability and the damages claimed by Lake Cherokee. On May 14, 2013, MSI filed a motion for partial summary judgment related to Lake Cherokee’s asserted damages and both parties filed motions to strike opinions and testimony of certain expert witnesses. Trial is set for August 5, 2013.

APT Patent Litigations. On January 18, 2011, Advanced Processor Technologies, LLC (“APT”), a subsidiary of Acacia Research Corp., filed a complaint in the U.S. District Court for the Eastern District of Texas. The complaint names MSI and eight other defendants and alleges infringement of U.S. Patent Nos. 6,047,354 (“’354 patent”) and 5,796,978 (“’978 patent”). The asserted patents relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. A first amended complaint was filed on January 26, 2011. The first amended complaint continues to assert the ‘354 patent against MSI, but appears to no longer assert the ‘978 patent against MSI. MSI filed its answer and counterclaims on April 15, 2011. A claim construction hearing was held on January 29,

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2013. On March 23, 2012, APT filed a separate complaint in the U.S. District Court for the Eastern District of Texas. The complaint alleges that MSI infringes U.S. Patent Nos. 6,092,172 and 6,629,207. The asserted patents relate to microprocessor technologies. The complaint seeks unspecified damages and a permanent injunction. MSI filed its answer and counterclaims on May 25, 2012. In both cases, ARM filed a motion to intervene on July 23, 2012, which was granted on January 7, 2013, and a motion to transfer on July 27, 2012, which was denied on March 20, 2013. On January 30, 2013, the Court consolidated these two cases, as well as several other cases that APT had filed against various defendants, into a single case. In April 2013, the parties reached an agreement to dismiss all claims and counterclaims, and expect to have the cases dismissed shortly. The resolution will not have a significant impact on the Company’s financial statements.

MOSAID Litigation. On March 16, 2011, MOSAID Technologies Inc. filed suit in the U.S. District Court for the Eastern District of Texas against MSI and 16 other companies. The complaint alleges that defendants’ products, which operate in compliance with various IEEE 802.11standards, infringe the six asserted patents (U.S. Patent Nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. On March 28, 2012, MSI and other defendants filed a motion to transfer, which was denied. A claim construction hearing was held on April 16, 2013 and a claim construction ruling was issued by the magistrate judge on April 22, 2013. On June 3, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate’s claim construction ruling. Trial is set for January 8, 2014.

Azure Networks Litigation. On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed suit in the U.S. District Court for the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On November 2, 2012, defendants filed a motion for summary judgment of invalidity, which was denied. A claim construction hearing was held on December 20, 2012. On January 15, 2013, the magistrate judge issued a claim construction ruling. On May 20, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate judge’s claim construction ruling. On May 30, 2013, the District Court entered a judgment of non-infringement.

Power Management Systems Litigation. On August 22, 2011, Power Management Systems LLC (“PMS”), a subsidiary of Acacia Research Corp., filed a complaint against the Company’s subsidiary Marvell Semiconductor, Ltd. (“MSL”) and other defendants, in the U.S. District Court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which relates to a power management apparatus, against various products. The complaint seeks unspecified damages. On October 17, 2011, PMS amended its complaint by substituting MSL with MSI. MSI filed its answer and counterclaims on November 4, 2011. A claim construction hearing was held on January 18, 2013, and a ruling was issued on May 30, 2013.

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

Freescale Litigation. On July 6, 2012, Freescale Semiconductor, Inc. (“Freescale”) filed a complaint against MSI in the U.S. District Court for the Western District of Texas. The complaint asserts U.S. Patent Nos. 6,920,316, 5,825,640, 5,943,274, 5,467,455 and 7,927,927 (collectively, the “Freescale patents in suit”) against certain of the Company’s integrated circuits and/or chipsets. The complaint seeks unspecified damages and a permanent injunction. Freescale filed an amended complaint on January 14, 2013, and withdrew its assertion of U.S. Patent No. 5,825,640; MSI filed its answer to the amended complaint on February 4, 2013. This case has been consolidated for pre-trial purposes with nine other pending cases. A claim construction hearing is scheduled for September 9, 2013. No trial date has been set.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 4, 2013, three of the Company’s subsidiaries, MSI, Marvell International Ltd. and Marvell World Trade Ltd., filed a complaint against Freescale in the U.S. District Court for the Western District of Texas, and filed an amended complaint on January 14, 2013. The amended complaint alleges that Freescale infringes U.S. Patents Nos. 6,903,448 and 7,379,718. A claim construction hearing is scheduled for December 13, 2013. No trial date has been set.

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

Note 10. Shareholders’ Equity

Stock Plans

Activity under the Company’s stock option plans for the three months ended May 4, 2013 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at February 2, 2013	49,637	$13.28	2,759	$15.43	52,396	$13.39
Granted	17,903	$10.75	—	$—	17,903	$10.75
Exercised	(3,039)	$6.52	—	$—	(3,039)	$6.52
Canceled/Forfeited	(514)	$16.07	—	$—	(514)	$16.07

Balance at May 4, 2013	63,987	$12.87	2,759	$15.43	66,746	$12.98

Vested or expected to vest at May 4, 2013	59,359	$12.98

Exercisable at May 4, 2013	38,591	$13.53

For time-based stock options vested and expected to vest at May 4, 2013, the aggregate intrinsic value was $33.0 million and the weighted average remaining contractual term was 5.7 years. For time-based stock options exercisable at May 4, 2013, the aggregate intrinsic value was $31.3 million and the weighted average remaining contractual term was 3.7 years. The aggregate intrinsic value of stock options exercised during the three months ended May 4, 2013 and April 28, 2012 was $11.1 million and $18.3 million, respectively. There was no aggregate intrinsic value for market-based stock options at May 4, 2013 and the weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at May 4, 2013 was 8.0 years. The Company’s closing stock price of $10.71 as reported on the NASDAQ Global Select Market for all in-the-money options as of May 3, 2013 was used to calculate the aggregate intrinsic value.

As of May 4, 2013, the unamortized compensation expense for time-based stock options was $78.5 million and market-based stock options was $3.3 million. The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 3.5 years and 0.6 years, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for share prices):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at February 2, 2013	12,739	$15.78
Granted	2,696	$10.42
Vested	(3,325)	$16.68
Canceled/Forfeited	(243)	$15.56

Balance at May 4, 2013	11,867	$14.32

The aggregate intrinsic value of restricted stock units expected to vest as of May 4, 2013 was $112.7 million. The number of restricted stock units that are expected to vest is 10.5 million shares.

As of May 4, 2013, compensation costs related to restricted stock units not yet recognized amounted to $140.5 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

During the three months ended May 4, 2013 and April 28, 2012, the Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). As of May 4, 2013, there was $51.3 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

The Company repurchased 19.9 million of its common shares for $200.2 million in cash during the three months ended May 4, 2013 and 14.6 million of its common shares for $223.2 million in cash during the three months ended April 28, 2012. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. Approximately $5.6 million of repurchases during the three months ended May 4, 2013 was made in the final three days of the fiscal quarter and is included in accrued liabilities in the condensed consolidated balance sheet due to the standard three-day settlement period. As of May 4, 2013, a total of 203.6 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.6 billion in cash and there was $412.4 million remaining available for future share repurchases.

Subsequent to the end of the quarter through May 30, 2013, the Company repurchased an additional 2.1 million of its common shares for $23.3 million at an average price per share of $11.11.

Dividend Program

In May 2012, the Company announced the initiation of paying its first quarterly dividend of $0.06 per share. Future payment of a regular quarterly cash dividend on the Company’s common shares will be subject to, among other things, the best interests of its shareholders, the Company’s results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law and other factors that the Company’s board of directors may deem relevant. Cash dividends of $0.06 per share were paid for a total of $30.3 million in the three months ended May 4, 2013.

On May 23, 2013, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on July 3, 2013 to shareholders of record as of June 13, 2013.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	May 4, 2013	April 28, 2012
Cost of goods sold	$1,867	$2,123
Research and development	23,279	17,174
Selling and marketing	3,392	3,036
General and administrative	4,975	4,859

	$33,513	$27,192

Share-based compensation capitalized in inventory was $1.6 million at May 4, 2013 and $1.5 million at February 2, 2013.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model:

	Three Months Ended
	May 4, 2013	April 28, 2012
Time-based Stock Options:
Weighted average fair value	$3.41	$5.84
Expected volatility	45%	44%
Expected term (in years)	5.0	4.8
Risk-free interest rate	0.8%	0.9%
Expected dividend yield	2.4%	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. We make a number of forward-looking statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter; our expectations regarding industry trends; our expectations regarding our inventory levels; our expectations regarding the amount of our future sales in Asia; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the second quarter ending July 3, 2013 compared with the first quarter ended May 4, 2013; our expectations regarding the growth of solid state drive revenue; our expectations regarding the impact of legal proceedings and claims; our ability to meet our capital needs for at least the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding future growth opportunities; our plan regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding unrecognized tax benefits; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products and the impact of seasonality on demand; our expectations regarding defects; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical and intensely competitive; our ability and the ability of our customers to successfully compete in the markets in which we serve; our dependence on a small number of customers; the outcome of pending or future litigation and legal proceedings; the impact of international conflict and continued economic volatility in either domestic or foreign markets; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our ability and our customers’ ability to develop new and enhanced products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; and the impact of lengthy and expensive product sales cycles. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

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

In this Quarterly Report on Form 10-Q, we refer to the fiscal year ended February 2, 2008 as fiscal 2008, the fiscal year ended January 31, 2009 as fiscal 2009, the fiscal year ended January 30, 2010 as fiscal 2010, the fiscal year ended January 29, 2011 as fiscal 2011, the fiscal year ended January 28, 2012 as fiscal 2012, the fiscal year ended February 2, 2013 as fiscal 2013 and fiscal year ending February 1, 2014 as fiscal 2014.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 2, 2013.

Results of Operations

Net revenue for the three months ended May 4, 2013 were lower by nearly 8% compared to the three months ended April 28, 2012 mostly driven by the decline in revenue in the mobile and wireless end markets. Our single core products sold into the TD-SCDMA market in China, which ramped up in the same quarter a year ago, reached a low in the first quarter of fiscal 2014 before the ramp of our dual core solutions for that market. We also continued to see weaker shipments by a North American handset customer of their previous generation of smartphones which incorporate our technology due to the successful launch of their new generation devices. However, revenue from our storage business grew as we continue to gain share in the market for HDD and SSD products. Net income for the three months ended May 4, 2013 was $53.2 million, or $0.11 per share, compared to net income of $94.5 million, or $0.16 per share during the three months ended April 28, 2012.

Although our operating results for the first quarter of fiscal 2014 were lower than the corresponding quarter of fiscal 2013, the results were at the high end of our expectations. We are starting to see the benefit of our investments and key initiatives across our end markets to produce tangible results and we believe we are well positioned for future growth.

•

In the mobile market, we believe we have reached a trough in this business as we continue to make strong progress with our integrated 3G and 4G platforms at multiple top tier OEMs. One of these leading Asian OEMs recently launched a new smartphone and is in production for a tablet design based on our dual-core platform. We believe that additional devices will be launched by this OEM and other top tier OEMs in the coming quarters. In addition to our dual-core devices, we are also seeing faster adoption for our recently introduced quad-core 3G platform as we have begun initial shipments. Recently, we announced a quad-core 5-mode Category 4 LTE single-chip solution targeted for the mainstream 4G market. Our LTE solution has received certification in China and we expect to achieve certification in North America this year. We expect at least one leading handset OEM to bring to market a 4G LTE smartphone using our solution this year.

•

In wireless connectivity, we continue to see increased traction for our 2x2 combo solution for 802.11n and 802.11ac, where we have won multiple designs in tablets, ultrabooks, gaming and video platforms. Our combo solutions support multiple operating systems, which we believe will lead us to increased opportunities in the tablet and ultrabook markets. In gaming, we expect to benefit from multiple new consoles that are scheduled to launch this year. We also continue to see significant traction for our 4x4 solutions as global enterprise carriers are realizing this design is the necessary architecture for HD video distribution. Looking forward, we anticipate seasonal increases in wireless connectivity during our second and third quarters as our OEM customers begin to ramp-up production activity for the holiday season.

•

In the storage market, we believe that storage needs for consumers and enterprises will continue to rise as the amount of data consumed increases. This has led us to steadily invest in advanced storage technologies, many of which are still years from commercialization. We have gained market share within HDDs as we have seen strong growth for our 500 gigabyte per platter products. Within our SSD market, revenue continues to grow and our strategy of partnering with top tier OEMs is resulting in excellent traction for our advanced SSD solutions. We are also leveraging our technology leadership in HDD and SSD to help our customer migrate to hybrid storage devices.

•

In the networking market, we continue to outperform the market with new solutions for the data center, enterprise and infrastructure networking markets. We recently introduced new 10G and 40G physical layer devices that offer high-performance and strong security features for our customers, as well as a new family of Prestera packet processors that are capable of processing data up to 1.28 terabits per second. We are also collaborating with leading software companies that provide services for mobile backhaul, carrier Ethernet and data center networks. The combination of our high-performance networking solutions and advanced software capabilities is being well received by our customers and is well suited for emerging software defined networks of the future. We believe our investments in these new areas of growth will enable us to continue to outperform our networking peers.

Our financial position is strong and we also remain committed to deliver shareholder value through our share repurchase and dividend programs.

•	Our cash, cash equivalents and short-term investments were $1.7 billion at May 4, 2013 and we generated cash flow from operations of $83.9 million during the first quarter of fiscal 2014.

•

We paid a cash dividend of $0.06 per share for a total of $30.3 million in the first quarter of fiscal 2014 and we recently announced another dividend of $0.06 per share to be paid during the second quarter of fiscal 2014.

•	We repurchased a total of 19.9 million of our common shares for $200.2 million in cash during the first quarter of fiscal 2014.

We are currently involved in a patent litigation action with Carnegie Mellon University (“CMU”) (See “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q and “Note 9 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of the risks associated with this matter and other patent litigation matters). We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology. As a result, we have filed multiple post trial motions to overturn the jury verdict and if necessary, we will go through the appeal process.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	May 4, 2013	April 28, 2012
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	45.7	46.0
Research and development	38.0	32.1
Selling and marketing	5.4	5.0
General and administrative	3.6	3.3
Amortization and write-off of acquired intangible assets	1.5	1.8

Total operating costs and expenses	94.2	88.2

Operating income	5.8	11.8
Interest and other income (expense), net	0.4	0.1

Income before income taxes	6.2	11.9
Provision for income taxes	(1.0)	0.0

Net income	7.2%	11.9%

Three months Ended May 4, 2013 and April 28, 2012

Net Revenue

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(in thousands, except percentage)
Net revenue	$734,369	$796,351	(7.8)%

Net revenue for the three months ended May 4, 2013 declined 7.8% compared to the three months ended April 28, 2012 primarily due to continued declines in revenue for our products in the mobile and wireless end market, which was partially offset by an increase in revenue from our storage end market. In the mobile market, we experienced lower demand for our products for the TD handset market in China as we continue to transition to multi-core processors and declining revenue from our leading North American handset customer. In our storage market, we saw higher HDD revenue, which was mostly driven by strong growth for our 500 gigabyte per platter products and higher revenue for our SSD products.

We currently expect overall net revenue for the three months ending August 3, 2013 to be in the range of $770 million to $810 million due to seasonal increases in sales of wireless products and the ramp-up of seasonal new mobile programs.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. We had two end customers who each represented greater than 10% of our total net revenue for the three months ended May 4, 2013. Combined revenue from these two customers was 39% of total net revenue for the three months ended May 4, 2013. No distributors accounted for more than 10% of our net revenue for the three months ended May 4, 2013. We had two end customers who each represented greater than 10% of our total net revenue for the three months ended April 28, 2012. Combined revenue from these two customers was 33% of total net revenue for the three months ended April 28, 2012. In addition, we had one distributor who accounted for more than 10% of our net revenue for the three months ended April 28, 2012.

We expect to continue to experience similar customer concentration in future periods and most of our sales are expected to continue to be made to customers located outside of the United States, primarily in Asia. Sales to customers located in Asia represented 93% of our net revenue for the three months ended May 4, 2013 compared to 88% of our net revenue for the three months ended April 28, 2012. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

Cost of Goods Sold

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(in thousands, except percentage)
Cost of goods sold	$335,438	$366,322	(8.4)%
% of net revenue	45.7%	46.0%

Cost of goods sold as a percentage of net revenue was slightly lower for the three months ended May 4, 2013 compared to the three months ended April 28, 2012. The impact of lower commodity costs was mostly offset by higher manufacturing period costs as we ramp new product designs. Commodities costs were lower mainly due to our continued efforts to replace the use of gold in our products with copper, along with the drop in gold prices. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending August 3, 2013 to be slightly higher compared to the three months ended May 4, 2013.

Share-Based Compensation Expense

	Three Months Ended
	May 4, 2013	April 28, 2012
	(in thoursands)
Cost of goods sold	$1,867	$2,123
Research and development	23,279	17,174
Selling and marketing	3,392	3,036
General and administrative	4,975	4,859

	$33,513	$27,192

Share-based compensation expense increased by $6.3 million for the three months ended May 4, 2013 compared to the three months ended April 28, 2012. The increase was primarily due to increased headcount in fiscal 2014, combined with higher expense related to the employee stock purchase plan. The offering price of the employee stock purchase plan was reset in June 2012 and also in December 2012 due to the decline in our stock price.

Research and Development

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(in thousands, except percentage)
Research and development	$279,052	$255,970	9.0%
% of net revenue	38.0%	32.1%

Research and development expense increased for the three months ended May 4, 2013 by $23.1 million compared to the three months ended April 28, 2012. The increase was primarily attributable to higher personnel-related costs as a result of increased headcount and higher average employee compensation, as well as higher computer-aided design tool and other engineering related supply and depreciation costs as we continue the development of advanced solutions. These increases were partially offset by lower incentive compensation as a result of lower profitability.

We currently expect that research and development expense for the three months ending August 3, 2013 will be higher than the level of expense reported for the three months ended May 4, 2013, due mainly to higher share-based compensation.

Selling and Marketing

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(in thousands, except percentage)
Selling and marketing	$39,989	$40,066	(0.2)%
% of net revenue	5.4%	5.0%

Selling and marketing expense for the three months ended May 4, 2013 was relatively flat compared to the three months ended April 28, 2012. Lower expenses for trade show and marketing communication activities was mostly offset by higher personnel-related expenses.

We currently expect that selling and marketing expense for the three months ending August 3, 2013 will be slightly higher than the level of expense reported for the three months ended May 4, 2013.

General and Administrative

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(in thousands, except percentage)
General and administrative	$26,323	$25,705	2.4%
% of net revenue	3.6%	3.3%

General and administrative expense for the three months ended May 4, 2013 increased by $0.6 million compared to the three months ended April 28, 2012. The increase was due primarily to higher legal expenses for ongoing litigation matters.

We currently expect that general and administrative expense for the three months ending August 3, 2013 will be slightly higher than the level of expense reported for the three months ended May 4, 2013.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$10,686	$14,355	(25.6)%
% of net revenue	1.5%	1.8%

Amortization and write-off of acquired intangible assets for the three months ended May 4, 2013 decreased by $3.7 million compared to the three months ended April 28, 2012. The decrease was primarily due to the certain intangible assets acquired in earlier acquisitions that became fully amortized. In addition, the three months ended April 28, 2012 included a $0.8 million write-off of in-process research and development related to an abandoned project.

Interest and Other Income, Net

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(in thousands, except percentage)
Interest and other income, net	$3,160	$1,057	199.0%
% of net revenue	0.4%	0.1%

Interest and other income, net, increased for the three months ended May 4, 2013 compared to the three months ended April 28, 2012 primarily due to the effect of the strengthening of the U.S. dollar on our foreign currency denominated tax liabilities. This was partially offset by a $1.0 million write down to fair value of an equity investment and lower interest income in the three months ended May 4, 2013 from lower average cash and investment balances.

Provision (benefit) for Income Taxes

	Three Months Ended
	May 4, 2013	April 28, 2012	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(7,168)	$447	(1,703.6)%
% of net revenue	(1.0)%	0.0%

We had an income tax benefit for the three months ended May 4, 2013 that included the current income tax liability of $1.8 million and $0.7 million in settlements of audits in non-U.S. jurisdictions which was more than offset by net reductions in unrecognized tax benefits of $9.7 million in the three months ended May 4, 2013. The net reduction in unrecognized tax benefits primarily arose from the expiration of the statute of limitations and from the settlement of two audits in non-U.S. jurisdictions (one for $3.5 million and the other for $4.1 million) less an increase in current unrecognized tax benefit estimates.

The income tax provision for the three months ended April 28, 2012 included the current income tax liability of $2.7 million, which was partially offset by a net reduction in unrecognized tax benefits of $2.6 million for the three months ended April 28, 2012 primarily due to the expiration of the statute of limitations in non-U.S. jurisdictions less an increase in current unrecognized tax benefit estimates.

During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could decrease significantly due to a potential settlement with tax authorities and/or the expiration of applicable statutes of limitations. However, the amount cannot be reasonably estimated as we could have negotiations with various tax authorities throughout the year.

Liquidity and Capital Resources

Our principal source of liquidity as of May 4, 2013 consisted of approximately $1.7 billion of cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $83.9 million for the three months ended May 4, 2013. The cash inflows from operations for the three months ended May 4, 2013 were due to $124.9 million of net income adjusted for non-cash items, partially offset by working capital changes of $41.0 million. The increase in working capital for the three months ended May 4, 2013 was primarily driven by an increase in accounts receivable from higher shipments toward the end of the quarter, and higher inventories due to the ramp-up of new products and anticipated demand in the subsequent period. This negative impact on working capital was partially offset by a increase in accounts payable driven by increased manufacturing spending in advance of higher expected revenue in the second quarter of fiscal 2014.

Net cash provided by operating activities was $198.7 million for the three months ended April 28, 2012. The cash inflows from operations in the three months ended April 28, 2012 were primarily due to $160.2 million of net income adjusted for non-cash items and a positive effect from changes in working capital.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $0.4 million for the three months ended May 4, 2013 compared to net cash provided by investing activities of $111.2 million for the three months ended April 28, 2012. For the three months ended May 4, 2013, net cash provided by investing activities was primarily generated from the sales and maturities of available-for-sale securities of $335.8 million less purchases of marketable securities of $306.8 million. In addition, we paid $20.1 million for the purchase of property and equipment and $5.9 million for the purchase of technology licenses.

For the three months ended April 28, 2012, net cash used in investing activities was primarily generated from the sales and maturities of available-for-sale securities of $558.8 million less purchases of available-for-sale securities of $421.7 million. In addition, we paid $18.9 million for the purchase of property and equipment and $5.0 million for a new strategic investment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $241.8 million for the three months ended May 4, 2013 compared to net cash used in financing activities of $214.2 million for the three months ended April 28, 2012. For the three months ended May 4, 2013, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program. Adjusted for repurchases made in the final three days of the quarter that are accrued but not yet paid due to the standard three-day settlement period, we paid $216.7 million to repurchase shares during the three months ended May 4, 2013. We also made a payment of our quarterly dividends of $30.3 million. The cash outflow was partially offset by net proceeds of $10.4 million from the issuance of our common shares under our share-based plans less the minimum tax withholding on behalf of employees for net share settlements.

For the three months ended April 28, 2012, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program of 14.6 million of our common shares in the open market for $223.2 million. The cash outflow was partially offset by net proceeds of $8.9 million from the issuance of common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

Subsequent to the end of the quarter through May 30, 2013, we repurchased an additional 2.1 million of our common shares for $23.3 million at an average price per share of $11.11.

Off-Balance Sheet Arrangements

As of May 4, 2013, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

We presented our contractual obligations at February 2, 2013 in our Annual Report on Form 10-K for the fiscal year then ended. There has been no material changes outside the ordinary course of business in those obligations during three months ended May 4, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of May 4, 2013. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of May 4, 2013, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $15.4 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of May 4, 2013, our investment portfolio included $19.2 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Since this time, many of the issuers have refinanced their debt and paid down the auction rate securities which have resulted in a smaller pool of outstanding securities. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. As of May 4, 2013, the fair value of auction rate securities was $2.6 million less than par value and recorded in long-term investments.

Based on our balance of approximately $1.7 billion in cash, cash equivalents and short-term investments, and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value and do not have the intent to sell these auction rate securities until recovery. Since we consider the impairment to be temporary, we recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $13.2 million at May 4, 2013, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 3.7%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of May 4, 2013, our disclosure controls and procedures were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended February 2, 2013 and subsequent reports on Forms 10-Q and 8-K. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes, including the impact of changing commodity prices such as the price of gold;

•	gain or loss of a design win or key customer;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to protect our intellectual property;

•	impact of a significant natural disaster, including earthquakes, floods and tsunamis; and

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 30, 2011 through May 4, 2013, our common shares have traded as low as $6.98 and as high as $20.42 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of public market analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming MSI and us as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the HDD products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Due to the finding of willfulness, during post-trial proceedings the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. In addition, CMU has disclosed in its post trial motions that it is seeking pre-judgment interest up to $322 million, post-judgment interest, attorneys’ fees, and an injunction or ongoing royalties. Post trial motions were heard on May 1 and 2, 2013. While we believe that there are strong grounds for appeal and will seek to overturn the verdict in post trial motions before the District Court and, if necessary, to appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., there is no guarantee that we will be successful. We intend to vigorously challenge the judgment through all appropriate post trial motions and appeal processes. Please see “Note 9 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of litigation matters we are currently engaged in. Should the judge grant an injunction or we are required to pay most or all of the damages awarded by the jury after all appeals have been exhausted, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may become involved with costly and lengthy litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, stop selling our products or force us to redesign our products.

Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. For example, a jury has awarded past damages in the amount of $1.17 billion in our litigation with CMU. In addition, in pre-trial proceedings in our litigation with Lake Cherokee, as described in more detail in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements, Lake Cherokee has alleged that it is entitled to damages in the amount of approximately $689 million as a result of the alleged infringement. If we receive a significant adverse judgment in any litigation matter that is ultimately upheld after all appeals, our results of operations, financial position and cash flows will be adversely affected.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our three largest customers represented 48% and 40% of our net revenue for the three months ended May 4, 2013 and April 28, 2012, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. Our past sales and profitability have resulted, to a large extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products incorporating the new standards and technologies. Our ability to adapt to these changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. If new industry standards emerge that we do not properly anticipate, our products or our customers’ products could become unmarketable or obsolete, and we could lose market share. We may also have to incur substantial unanticipated costs to comply with these new standards. In addition, our target markets continue to undergo rapid growth and consolidation. A significant slowdown in any of these markets could materially and adversely affect our business, financial condition and results of operations. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets they serve and to introduce and promote those products successfully in a timely manner. Even if new and enhanced products are introduced to the market, we and our customers may not be able to achieve market acceptance of them.

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

We had approximately $2.0 billion of goodwill and $82.4 million of acquired intangible assets, net on our balance sheet as of May 4, 2013. Under generally accepted accounting principles in the United States (“GAAP”), we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 93% of our net revenue in the three months ended May 4, 2013, 90% of our net revenue in fiscal 2013 and 88% of our net revenue in fiscal 2012.

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

Changes in financial accounting standards or practices or changes in existing taxation rules or practices may have a significant effect on our reported results. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. For example, both the U.S. Congress and the G-20 (Group of Twenty Finance Ministers and Central Bank Governors) may consider legislation affecting the taxation of foreign corporations and such legislation if enacted might adversely affect our future tax liabilities and have a material impact on our results of operations. Changes to existing rules or the questioning of current practices by regulators may adversely affect our reported financial results or the way we conduct our business or cause our stock price to decline.

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

The Economic Development Board of Singapore (the “EDB”) initially granted a 10 year Pioneer Status in July 1999 to our subsidiary in Singapore if the Company meets several requirements as to investments, headcount and activities. In June 2006, the EDB agreed to extend the Pioneer status to 15 years to June 2014 rather than 10 years. For the three months ended May 4, 2013, the tax savings associated with this tax holiday is approximately $1.6 million which if earned would impact our earnings per share results by less than $0.01 per share. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be exempt from the Singapore income tax. We have begun early discussions with the EDB regarding incentives after June 2014.

Under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (M.I.S.L.) Ltd. (“MISL”), the GTL branch and the cellular branch (formerly Marvell DSPC), are entitled to approved and benefited tax programs that include reduced tax rates and exemption of certain income. The first program was approved for MISL in fiscal 1996 and the most recent was started in fiscal 2013. The cellular branch has five approved programs and three benefited programs, with the first approved in fiscal 1991 and the most recent benefited enterprise started in fiscal 2011. The benefit period is generally 10 to 15 years and begins in the first year in which our Israeli divisions earn taxable income from the approved or benefited enterprises, provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal 2008 through fiscal 2027. For the three months ended May 4, 2013, the tax savings associated with this tax holiday is approximately $0.5 million which if earned would impact our earnings per share results by less than $0.01 per share.

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

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please see “Note 9 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. In addition, as a result of a prior SEC settlement, we forfeited for three years our ability to invoke the “safe harbor” for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Because we could not benefit from the statutory safe harbor from June 2008 through June 2011, it may be more difficult for us to defend against any future claims based on any forward-looking statements issued during that timeframe.

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

Dr. Sehat Sutardja, our President and Chief Executive Officer, and Weili Dai, who serves as the Vice President and General Manager of Communications and Consumer Business of Marvell Semiconductor, Inc, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 21% of our outstanding common shares as of May 4, 2013. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

These foregoing provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended May 4, 2013.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended May 4, 2013 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 3 – March 2, 2013	5,945	$9.49	5,945	$556,128
March 3 – March 30, 2013	3,111	$10.43	3,111	$523,679
March 31 – May 4, 2013	10,797	$10.31	10,797	$412,364

Total	19,853	$10.08	19,853	$412,364

(1)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. During fiscal 2012, our board of directors authorized an additional $1.5 billion to be used to repurchase our common shares under the share repurchase program. In May 2012, we announced an additional increase of $500 million to the share repurchase program. This increases the total available under the repurchase program to $2.5 billion. We intend to effect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The repurchase program may be extended, modified, suspended or discontinued at any time. We may make repurchases in open market or privately negotiated transactions in order to effect our repurchases.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

June 6, 2013	By:	/s/ Brad D. Feller
Date		Brad D. Feller
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.