Form 10-Q
period 2013-08-03
MARVELL TECHNOLOGY GROUP LTD
filed 2013-09-05
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

or

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

The number of common shares of the registrant outstanding as of August 29, 2013 was 492.3 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 3, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$591,655	$751,953
Short-term investments	1,134,543	1,167,037
Accounts receivable, net	430,874	330,238
Inventories	335,320	250,420
Prepaid expenses and other current assets	57,824	77,282
Deferred income taxes	8,414	8,416

Total current assets	2,558,630	2,585,346
Property and equipment, net	363,486	372,971
Long-term investments	16,299	16,769
Goodwill	2,032,538	2,032,138
Acquired intangible assets, net	71,717	89,655
Other non-current assets	161,574	164,885

Total assets	$5,204,244	$5,261,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,164	$286,552
Accrued liabilities	121,806	143,991
Accrued employee compensation	121,147	117,195
Deferred income	75,465	60,150

Total current liabilities	673,582	607,888
Non-current income taxes payable	90,502	112,871
Other non-current liabilities	47,650	56,410

Total liabilities	811,734	777,169
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares, $0.002 par value	988	1,017
Additional paid-in capital	2,801,316	2,945,643
Accumulated other comprehensive (loss) income	(1,572)	1,148
Retained earnings	1,591,778	1,536,787

Total shareholders’ equity	4,392,510	4,484,595

Total liabilities and shareholders’ equity	$5,204,244	$5,261,764

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net revenue	$807,056	$816,104	$1,541,425	$1,612,455
Operating costs and expenses:
Cost of goods sold	386,059	381,839	721,497	748,161
Research and development	292,642	264,175	571,694	520,145
Selling and marketing	38,548	41,034	78,537	81,100
General and administrative	27,192	25,718	53,515	51,423
Amortization and write-off of acquired intangible assets	10,638	13,023	21,324	27,378

Total operating costs and expenses	755,079	725,789	1,446,567	1,428,207

Operating income	51,977	90,315	94,858	184,248
Interest and other income, net	8,253	5,864	11,413	6,921

Income before income taxes	60,230	96,179	106,271	191,169
Provision (benefit) for income taxes	(1,596)	3,105	(8,764)	3,552

Net income	$61,826	$93,074	$115,035	$187,617

Net income per share:
Basic	$0.13	$0.17	$0.23	$0.33

Diluted	$0.12	$0.16	$0.23	$0.32

Weighted average shares:
Basic	494,293	562,362	498,237	571,193

Diluted	500,625	570,325	503,006	582,532

Cash dividend declared per share	$0.06	$0.06	$0.12	$0.06

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$61,826	$93,074	$115,035	$187,617
Other comprehensive income, net of tax:
Net change in unrealized gain/loss on marketable securities	(3,586)	584	(2,534)	873
Net change in unrealized gain/loss on auction rate securities	(251)	(112)	(170)	(112)
Net change in unrealized gain/loss on cash flow hedges	89	(1,411)	(16)	(159)

Other comprehensive (loss) income, net	(3,748)	(939)	(2,720)	602

Comprehensive income	$58,078	$92,135	$112,315	$188,219

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net income	$115,035	$187,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,663	42,484
Share-based compensation	74,604	60,420
Amortization and write-off of acquired intangible assets	21,324	27,378
Other expense, net	4,339	5,175
Excess tax benefits from share-based compensation	(32)	(44)
Changes in assets and liabilities:
Accounts receivable	(100,636)	16,491
Inventories	(84,293)	8,033
Prepaid expenses and other assets	19,305	15,635
Accounts payable	83,869	27,537
Accrued liabilities and other non-current liabilities	(33,094)	13,939
Accrued employee compensation	3,952	(24,681)
Deferred income	15,315	7,881

Net cash provided by operating activities	170,351	387,865

Cash flows from investing activities:
Purchases of available-for-sale securities	(471,469)	(646,907)
Sales and maturities of available-for-sale securities	498,680	881,309
Investments in privately-held companies	(750)	(5,750)
Cash paid for acquisition, net	(2,551)	—
Purchases of technology licenses	(7,610)	(6,452)
Purchases of property and equipment	(39,061)	(29,734)

Net cash (used in) provided by investing activities	(22,761)	192,466

Cash flows from financing activities:
Repurchase of common stock	(304,808)	(473,484)
Proceeds from employee stock plans	73,121	57,329
Minimum tax withholding paid on behalf of employees for net share settlement	(9,888)	(9,477)
Dividend payments to shareholders	(60,044)	(33,537)
Payments on technology license obligations	(6,301)	—
Excess tax benefits from share-based compensation	32	44

Net cash used in financing activities	(307,888)	(459,125)

Net (decrease) increase in cash and cash equivalents	(160,298)	121,206
Cash and cash equivalents at beginning of period	751,953	784,902

Cash and cash equivalents at end of period	$591,655	$906,108

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

Reclassification

Certain amounts in the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements for prior years have been reclassified to conform to the fiscal 2014 presentation. Net operating results have not been affected by these reclassifications.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2014 has a 52-week period and fiscal 2013 had a 53-week period.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of August 3, 2013, the results of its operations for the three and six months ended August 3, 2013 and July 28, 2012, and its cash flows for the six months ended August 3, 2013 and July 28, 2012. The February 2, 2013 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 as filed on March 29, 2013 with the Securities and Exchange Commission. The results of operations for the three and six months ended August 3, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	As of August 3, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$584,124	$1,929	$(1,574)	$584,479
U.S. government and agency debt	316,003	195	(44)	316,154
Time deposits	138,000	—	—	138,000
Asset backed securities	72,646	—	(269)	72,377
Foreign government and agency debt	10,319	—	(21)	10,298
Municipal debt securities	13,243	6	(14)	13,235

Total short-term investments	1,134,335	2,130	(1,922)	1,134,543
Long-term investments:
Available-for-sale:
Auction rate securities	19,150	—	(2,851)	16,299

Total long-term investments	19,150	—	(2,851)	16,299

Total investments	$1,153,485	$2,130	$(4,773)	$1,150,842

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of February 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$577,120	$2,886	$(382)	$579,624
U.S. government and agency debt	318,226	258	(5)	318,479
Time deposits	188,000	—	—	188,000
Asset backed securities	76,629	50	(64)	76,615
Foreign government and agency debt	4,320	—	(1)	4,319

Total short-term investments	1,164,295	3,194	(452)	1,167,037
Long-term investments:
Available-for-sale:
Auction rate securities	19,450	—	(2,681)	16,769

Total long-term investments	19,450	—	(2,681)	16,769

Total investments	$1,183,745	$3,194	$(3,133)	$1,183,806

As of August 3, 2013, the Company’s investment portfolio included auction rate securities with an aggregate par value of $19.2 million. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Since this time, many of the issuers have refinanced their debt and paid down the auction rate securities, which have resulted in a smaller pool of outstanding securities. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of the auction rate securities as of August 3, 2013 was $2.9 million less than the par value and was recorded in long-term investments. Based on the Company’s balance of approximately $1.7 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive (loss) income, a component of shareholders’ equity.

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	August 3, 2013		February 2, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$438,999	$439,334	$519,006	$519,537
Due between one and five years	681,370	681,316	627,769	629,991
Due over five years	33,116	30,192	36,970	34,278

	$1,153,485	$1,150,842	$1,183,745	$1,183,806

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For individual securities that are in an unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	August 3, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$251,224	$(1,574)	$—	$—	$251,224	$(1,574)
Asset backed securities	65,076	(254)	1,921	(15)	66,997	(269)
U.S. government and agency debt	61,493	(44)	—	—	61,493	(44)
Municipal debt securities	7,025	(14)	—	—	7,025	(14)
Foreign government and agency debt	5,978	(21)	—	—	5,978	(21)
Auction rate securities	—	—	16,299	(2,851)	16,299	(2,851)

Total securities	$390,796	$(1,907)	$18,220	$(2,866)	$409,016	$(4,773)

	February 2, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$141,915	$(382)	$—	$—	$141,915	$(382)
Asset backed securities	43,882	(64)	—	—	43,882	(64)
U.S. government and agency debt	14,677	(5)	—	—	14,677	(5)
Foreign government and agency debt	4,319	(1)	—	—	4,319	(1)
Auction rate securities	—	—	16,769	(2,681)	16,769	(2,681)

Total securities	$204,793	$(452)	$16,769	$(2,681)	$221,562	$(3,133)

Note 4. Supplemental Financial Information (in thousands)

	August 3, 2013	February 2, 2013
Inventories:
Work-in-process	$217,971	$140,805
Finished goods	117,349	109,615

Inventories	$335,320	$250,420

	August 3, 2013	February 2, 2013
Property and equipment, net:
Machinery and equipment	$547,805	$532,420
Buildings	144,320	144,320
Computer software	92,332	89,548
Land	53,373	53,373
Building improvements	49,555	49,516
Leasehold improvements	48,576	46,205
Furniture and fixtures	27,454	25,301
Construction in progress	2,455	5,333

	965,870	946,016
Less: Accumulated depreciation and amortization	(602,384)	(573,045)

Property and equipment, net	$363,486	$372,971

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	August 3, 2013	February 2, 2013
Other non-current assets:
Technology and other licenses	$78,697	$81,523
Deferred tax assets	25,038	26,291
Investments in privately-held companies	13,946	14,486
Prepaid land use rights	13,900	14,056
Deposits	13,104	10,451
Other	16,889	18,078

Other non-current assets	$161,574	$164,885

Prepaid land use rights which were previously included in property and equipment have been reclassified to other non-current assets. The revision to the balance sheet at February 2, 2013 was not considered to be material and it had no impact on total assets, total liabilities, results of operations or cash flows.

	August 3, 2013	February 2, 2013
Accrued liabilities:
Accrued rebates	$43,755	$51,712
Accrued legal expense	26,807	18,357
Accrued royalties	16,239	12,695
Technology license obligations	8,103	9,865
Accrued share repurchases	144	22,152
Other	26,758	29,210

Accrued liabilities	$121,806	$143,991

	August 3, 2013	February 2, 2013
Other non-current liabilities:
Technology license obligations	$29,978	$34,270
Long-term accrued employee compensation	6,152	6,205
Other	11,520	15,935

Other non-current liabilities	$47,650	$56,410

Accumulated other comprehensive (loss) income:

The changes in accumulated other comprehensive (loss) income by component are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 2, 2013	$2,742	$(2,681)	$1,087	$1,148
Other comprehensive income (loss) before reclassifications	(1,991)	(170)	1,921	(240)
Amounts reclassified from accumulated other comprehensive income	(543)	—	(1,937)	(2,480)

Net current-period other comprehensive loss	(2,534)	(170)	(16)	(2,720)

Balance at August 3, 2013	$208	$(2,851)	$1,071	$(1,572)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 28, 2012	$3,702	$(1,285)	$(1,641)	$776
Other comprehensive income (loss) before reclassifications	1,644	(112)	(1,830)	(298)
Amounts reclassified from accumulated other comprehensive income	(771)	—	1,671	900

Net current-period other comprehensive income (loss)	873	(112)	(159)	602

Balance at July 28, 2012	$4,575	$(1,397)	$(1,800)	$1,378

The amounts reclassified from accumulated other comprehensive (loss) income by components are presented in the following table (in thousands):

	August 3, 2013
Affected Line Item in the Statement Where Net Income is Presented	Three Months Ended	Six Months Ended
Available-for-sale securities:
Interest and other income, net	$167	$543
Cash flow hedges:
Cost of goods sold	47	108
Research and development	726	1,671
Selling and marketing	63	145
General and administrative	5	13

Total	$1,008	$2,480

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

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Numerator:
Net income	$61,826	$93,074	$115,035	$187,617

Denominator:
Weighted average common shares outstanding:	494,293	562,362	498,237	571,193
Effect of dilutive securities:
Common share-based awards	6,332	7,963	4,769	11,339

Weighted average shares — diluted	500,625	570,325	503,006	582,532

Net income per share:
Basic	$0.13	$0.17	$0.23	$0.33
Diluted	$0.12	$0.16	$0.23	$0.32

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Anti-dilutive potential common shares:
Weighted average shares outstanding from stock options	44,661	29,488	33,413	26,553

Weighted average exercise price	$14.71	$17.52	$13.48	$17.86

Anti-dilutive potential common shares for stock options are excluded from the calculation of diluted earnings per share for the periods reported above because either their exercise price exceeded the average market price during the period or certain stock options with exercise prices less than the average market price were determined to be anti-dilutive based on applying the treasury stock method. The anti-dilutive shares reported above also include shares from stock options that contain market conditions for vesting since the market value of the Company’s stock as of August 3, 2013 and July 28, 2012 was lower than the required market condition. For the three and six months ended August 3, 2013, there were 2.7 million anti-dilutive shares from stock options that contain market conditions. For the corresponding three and six months ended July 28, 2012, there were 3.1 million anti-dilutive shares from stock options that contain market conditions.

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

The notional amounts of outstanding foreign currency forward contracts were as follows (in thousands):

	Buy Contracts
	August 3, 2013	February 2, 2013
Euro	$5,553	$—
Israeli shekel	36,621	38,249

	$42,174	$38,249

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts and the severance pay fund are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.3% of total assets as of August 3, 2013.

The tables below set forth, by level, the Company’s assets that were accounted for at fair value as of August 3, 2013 and February 2, 2013. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at August 3, 2013
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$12,348	—	—	$12,348
U.S. government and agencies	3,000	—	—	3,000
Time deposits	—	63,035	—	63,035
Municipal debt securities	—	6,600	—	6,600
Corporate debt securities	—	1,599	—	1,599
Short-term investments:
U.S. government and agency debt	316,154	—	—	316,154
Corporate debt securities	—	584,479	—	584,479
Time deposits	—	138,000	—	138,000
Asset backed securities	—	72,377	—	72,377
Foreign government and agency debt	—	10,298	—	10,298
Municipal debt securities	—	13,235	—	13,235
Prepaid expenses and other current assets:
Forward contracts	—	1,127	—	1,127
Long-term investments:
Auction rate securities	—	—	16,299	16,299
Other non-current assets:
Severance pay fund	—	2,232	—	2,232

Total assets	$331,502	$892,982	$16,299	$1,240,783

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at February 2, 2013
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$27,029	—	—	$27,029
Money market funds	21,523	—	—	21,523
Time deposits	—	119,874	—	119,874
Short-term investments:
U.S. government and agency debt	318,479	—	—	318,479
Corporate debt securities	—	579,624	—	579,624
Time deposits	—	188,000	—	188,000
Asset backed securities	—	76,615	—	76,615
Foreign government and agency debt	—	4,319	—	4,319
Prepaid expenses and other current assets:
Forward contracts	—	1,144	—	1,144
Long-term investments:
Auction rate securities	—	—	16,769	16,769
Other non-current assets:
Severance pay fund	—	1,977	—	1,977

Total assets	$367,031	$971,553	$16,769	$1,355,353

The following table summarizes the change in fair value for Level 3 items (in thousands):

	Six Months Ended
	August 3, 2013	July 28, 2012
Beginning balance	$16,769	$23,215
Sales and redemptions	(300)	(5,000)
Unrealized losses included in accumulated other comprehensive income	(170)	(112)

Ending balance	$16,299	$18,103

Note 7. Goodwill and Acquired Intangible Assets, Net

Goodwill

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance at February 2, 2013	$2,032,138
Additions due to business combinations	400

Balance at August 3, 2013	$2,032,538

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Intangible Assets, Net

The carrying amount of acquired intangible assets are as follows (in thousands):

		August 3, 2013			February 2, 2013
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	4 - 7 years	$54,690	$(23,071)	$31,619	$54,690	$(18,552)	$36,138
Core technology	5 - 8 years	138,650	(132,960)	5,690	138,650	(123,298)	15,352
Trade names	5 years	1,300	(438)	862	1,300	(308)	992
Customer intangibles	5 - 7 years	89,400	(68,940)	20,460	89,400	(61,927)	27,473
IPR&D	*	13,086	—	13,086	9,700	—	9,700

Total intangible assets, net		$297,126	$(225,409)	$71,717	$293,740	$(204,085)	$89,655

*	Upon completion of the projects, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to write down the related IPR&D asset.

Based on the identified intangible assets recorded at August 3, 2013, the future amortization expense excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
Remainder of fiscal 2014	$14,454
2015	14,942
2016	12,203
2017	11,018
2018	5,590
Thereafter	424

$58,631

Note 8. Income Tax

The income tax benefit for the three months ended August 3, 2013 included the current income tax liability of $5.2 million, which was offset by a net reduction in unrecognized tax benefits of $6.8 million in the three months ended August 3, 2013. The net reduction in unrecognized tax benefits arose from the expiration of the statute of limitations, less an increase in current unrecognized tax benefit estimates. The income tax benefit for the six months ended August 3, 2013 included the current income tax liability of $7.0 million plus $0.7 million in settlements of audits in non-U.S. jurisdictions, which were offset by a net reduction in unrecognized tax benefits of $16.5 million. The net reduction in unrecognized tax benefits primarily arose from the expiration of statute of limitations in non-U.S. jurisdictions and from the settlement of two audits in non-U.S. jurisdictions (one for $3.5 million and the other for $4.1 million), less an increase in current unrecognized tax estimates.

The income tax provision for the three and six months ended July 28, 2012 included the current income tax liability of $5.9 million and $8.6 million, respectively, which were partially offset by a net reduction in unrecognized tax benefits of $3.4 million in the three months ended July 28, 2012 and $6.0 million in the six months ended July 28, 2012. These net reductions in unrecognized tax benefits arose primarily from the expiration of the statute of limitations in non-U.S. jurisdictions less an increase in current unrecognized tax benefit estimates.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits, and changes in U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $30 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.

The Company operates under tax holidays in certain countries, which are extended if certain additional requirements are satisfied. The tax holidays are conditional upon meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $9.2 million for the six months ended August 3, 2013. The benefit of the tax holidays on net income per share was less than $0.01 per share for the six months ended August 3, 2013.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of August 3, 2013, these foundries had incurred approximately $302.9 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

Intellectual Property Indemnification

The Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim as well as the attorneys’ fees and costs. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. Generally, there are limits on and exceptions to the Company’s potential liability for indemnification. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

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

As of August 3, 2014, the Company has recorded a total charge of $10.4 million related to certain legal proceedings described below in this section. The amount recorded does not relate to the litigation with Carnegie Mellon University (“CMU”). Other than these matters for which the Company has recognized in the consolidated financial statements, it has not recorded any amounts for contingent losses associated with these matters based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Carnegie Mellon Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. (“MSI”) and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the HDD products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Due to the finding of willfulness during post trial proceedings, the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. In addition, CMU has disclosed in its post trial motions that it is seeking pre-judgment interest up to $322 million, post-judgment interest, attorneys’ fees, and an injunction or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees. On August 23, 2013, the District Court denied the motion for mistrial. The Company expects the District Court to issue its final judgment sometime in the next few months.

The Company and MSI believe that the evidence and the law do not support the jury’s findings of infringement, validity and the award of damages and do not believe a material loss is probable. The Company believes that there are strong grounds for appeal and the Company and MSI will seek to overturn the verdict in post trial motions before the District Court and, if necessary, to appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The Company and MSI intend to vigorously challenge the judgment through all appropriate post trial motions and appeal processes. In addition, the District Court in Pittsburgh has yet to rule on certain of the Company’s defenses and motions, including laches. The Company believes the low end of the possible range of loss is zero, but it cannot reasonably estimate the upper range of the possible loss, as a number of factors (including finalization of the post-trial motions at the District Court) could significantly change the assessment of damages.

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

The case proceeded to trial on September 20, 2010. On November 24, 2010, a Santa Clara County jury returned a verdict in favor of MSI on all claims. On January 7, 2011, the court entered judgment in MSI’s favor. Pursuant to California Civil Procedure provisions, Jasmine filed motions for a new trial and for a judgment notwithstanding the verdict. These motions were heard by the court on February 25, 2011 and denied in written orders. Jasmine has appealed and MSI is contesting the appeal vigorously. Oral arguments on the appeal were heard on June 18, 2013. On July 17, 2013, the Court of Appeals unanimously affirmed judgment in favor of MSI. It is unknown whether Jasmine will appeal to the California Supreme Court.

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

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the District Court issued an order granting the defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California; the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. On October 21, 2011, the court conducted a claim construction hearing, and issued a ruling on January 31, 2012. A supplemental claim construction hearing was held on May 3, 2012, and a ruling was issued on August 29, 2012. On August 16, 2013, the District Court granted defendants’ summary judgment motion to preclude the plaintiff from recovering certain pre-suit damages. Trial is scheduled for January 5, 2015.

Lake Cherokee Patent Litigation. On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. filed a complaint in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents in suit”). The Lake Cherokee patents in suit relate to read-channel integrated circuit devices, and to certain HDD products incorporating such devices. MSI filed its answer and counterclaims to the complaint on September 13, 2010. Defendants filed a motion to transfer on April 1, 2011, which was denied on February 13, 2012. Lake Cherokee filed an amended complaint on April 21, 2011. MSI filed its answer and counterclaims to the amended complaint on May 9, 2011. A claim construction hearing was held on May 14, 2012, and the claim construction ruling was issued on August 6, 2012. Lake Cherokee’s damages claim, which excluded non-U.S. related sales as a result of the District Court’s summary judgment ruling, was approximately $193 million at the start of trial. MSI strongly disputed its liability and the damages claimed by Lake Cherokee. The case proceeded to trial on August 12, 2013. On August 16, 2013, an Eastern District of Texas jury returned a verdict and unanimously found that MSI did not infringe the Lake Cherokee patents in suit. On the same day, the Court entered judgment in MSI’s favor. It is unknown whether Lake Cherokee will appeal the jury’s verdict.

APT Patent Litigations. On January 18, 2011, Advanced Processor Technologies, LLC (“APT”), a subsidiary of Acacia Research Corp., filed a complaint in the U.S. District Court for the Eastern District of Texas. The complaint names MSI and eight other defendants and alleged infringement of U.S. Patent Nos. 6,047,354 and 5,796,978. In April 2013, the parties reached an agreement to dismiss all claims and counterclaims. On June 25, 2013, MSI was dismissed from the cases. The resolution did not have a significant impact on the Company’s financial statements.

MOSAID Litigation. On March 16, 2011, MOSAID Technologies Inc. filed suit in the U.S. District Court for the Eastern District of Texas against MSI and 16 other companies. The complaint alleges that defendants’ products, which operate in compliance with various IEEE 802.11standards, infringe the six asserted patents (U.S. Patent Nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. On March 28, 2012, MSI and other defendants filed a motion to transfer, which was denied. A claim construction hearing was held on April 16, 2013 and a claim construction ruling was issued by the magistrate judge on April 22, 2013. On June 3, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate’s claim construction ruling. On August 20, 2013, MSI and MOSAID reached a tentative settlement related to the litigation between the parties. The tentative settlement did not have a significant impact on the Company’s financial statements.

Azure Networks Litigation. On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed suit in the U.S. District Court for the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On November 2, 2012, defendants filed a

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

motion for summary judgment of invalidity, which was denied. A claim construction hearing was held on December 20, 2012. On January 15, 2013, the magistrate judge issued a claim construction ruling. On May 20, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate judge’s claim construction ruling. On May 30, 2013, the District Court entered a judgment of non-infringement. On June 24, 2013, Azure appealed.

Power Management Systems Litigation. On August 22, 2011, Power Management Systems LLC (“PMS”), a subsidiary of Acacia Research Corp., filed a complaint against the Company’s subsidiary Marvell Semiconductor, Ltd. (“MSL”) and other defendants, in the U.S. District Court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which relates to a power management apparatus, against various products. The complaint seeks unspecified damages. On October 17, 2011, PMS amended its complaint by substituting MSL with MSI. MSI filed its answer and counterclaims on November 4, 2011. A claim construction hearing was held on January 18, 2013, and a ruling was issued on May 30, 2013. On June 14, 2013, the District Court entered a judgment of non-infringement. On June 17, 2013, PMS appealed.

HSM/TPL Litigation. On September 1, 2011, HSM Portfolio, LLC and Technology Properties Limited, LLC filed a complaint against the Company and MSL in the U.S. District Court for the District of Delaware. The complaint also named numerous other defendants. On June 25, 2013, MSI was dismissed from the case.

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

Freescale Litigation. On July 6, 2012, Freescale Semiconductor, Inc. (“Freescale”) filed a complaint against MSI in the U.S. District Court for the Western District of Texas. The complaint asserts U.S. Patent Nos. 6,920,316, 5,825,640, 5,943,274, 5,467,455 and 7,927,927 (collectively, the “Freescale patents in suit”) against certain of the Company’s integrated circuits and/or chipsets. The complaint seeks unspecified damages and a permanent injunction. Freescale filed an amended complaint on January 14, 2013, and withdrew its assertion of U.S. Patent No. 5,825,640; MSI filed its answer to the amended complaint on February 4, 2013. This case has been consolidated for pre-trial purposes with nine other pending cases. A claim construction hearing is scheduled for October 24, 2013. No trial date has been set.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10. Shareholders’ Equity

Stock Plans

Activity under the Company’s stock option plans for the six months ended August 3, 2013 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at February 2, 2013	49,637	$13.28	2,759	$15.43	52,396	$13.39
Granted	18,381	$10.76	—	$—	18,381	$10.76
Exercised	(4,873)	$7.53	—	$—	(4,873)	$7.53
Canceled/Forfeited	(1,675)	$15.56	(42)	$15.43	(1,717)	$15.56

Balance at August 3, 2013	61,470	$12.92	2,717	$15.43	64,187	$13.03

Vested or expected to vest at August 3, 2013	57,294	$13.03

Exercisable at August 3, 2013	36,550	$13.65

For time-based stock options vested and expected to vest at August 3, 2013, the aggregate intrinsic value was $110.6 million and the weighted average remaining contractual term was 5.6 years. For time-based stock options exercisable at August 3, 2013, the aggregate intrinsic value was $73.0 million and the weighted average remaining contractual term was 3.5 years. The aggregate intrinsic value of stock options exercised during the three months ended August 3, 2013 and July 28, 2012 was $5.0 million and $5.4 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended August 3, 2013 and July 28, 2012 was $16.1 million and $23.7 million, respectively. There was no aggregate intrinsic value for market-based stock options at August 3, 2013 and the weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at August 3, 2013 was 7.7 years. The Company’s closing stock price of $13.12 as reported on the NASDAQ Global Select Market for all in-the-money options as of August 2, 2013 was used to calculate the aggregate intrinsic value.

As of August 3, 2013, the unamortized compensation expense for time-based stock options was $78.0 million and market-based stock options was $2.0 million. The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 3.3 years and 0.4 years, respectively.

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for share prices):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at February 2, 2013	12,739	$15.78
Granted	3,075	$10.43
Vested	(3,544)	$16.51
Canceled/Forfeited	(632)	$14.53

Balance at August 3, 2013	11,638	$14.21

The aggregate intrinsic value of restricted stock units expected to vest as of August 3, 2013 was $137.6 million. The number of restricted stock units that are expected to vest is 10.5 million shares.

As of August 3, 2013, unamortized compensation expense related to restricted stock units was $123.7 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

During the three and six months ended August 3, 2013, a total of 5.0 million shares were issued at a weighted-average price of $7.34 per share under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). During the three and six months ended July 28, 2012, a total of 3.3 million shares were issued at a weighted-average price of $10.40 per share under the ESPP. As of August 3, 2013, there was $40.9 million of unrecognized compensation cost related to the ESPP.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchase Program

The Company repurchased 7.2 million of its common shares for $82.6 million in cash during the three months ended August 3, 2013 and 19.8 million of its common shares for $250.3 million in cash during the three months ended July 28, 2012. The Company repurchased 27.1 million common shares for $282.8 million in cash during the six months ended August 3, 2013 and 34.4 million common shares for $473.5 million in cash during the six months ended July 28, 2012.The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. Approximately $0.1 million of repurchases during the three months ended August 3, 2013 was made within the final three days of the fiscal quarter and is included in accrued liabilities in the condensed consolidated balance sheet due to the standard three-day settlement period. As of August 3, 2013, a total of 210.8 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.7 billion in cash and there was $329.8 million remaining available for future share repurchases.

Subsequent to the end of the quarter through August 29, 2013, the Company repurchased an additional 1.8 million of its common shares for $21.6 million at an average price per share of $11.85.

Dividend Program

Cash dividends of $0.06 per share were paid for a total of $29.7 million in the three months ended August 3, 2013 and cash dividends of $0.12 per share were paid for a total of $60.0 million in the six months ended August 3, 2013. Cash dividends of $0.06 per share were paid for a total of $33.5 million in the three and six months ended July 28, 2012. Future payment of a regular quarterly cash dividend on the Company’s common shares will be subject to, among other things, the best interests of its shareholders, the Company’s results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law and other factors that the Company’s board of directors may deem relevant.

On August 22, 2013, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on October 3, 2013 to shareholders of record as of September 12, 2013.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Cost of goods sold	$1,868	$1,775	$3,735	$3,898
Research and development	28,982	22,413	52,261	39,587
Selling and marketing	3,648	3,458	7,040	6,494
General and administrative	6,593	5,582	11,568	10,441

	$41,091	$33,228	$74,604	$60,420

Share-based compensation capitalized in inventory was $2.1 million at August 3, 2013 and $1.5 million at February 2, 2013.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Time-based Stock Options:
Weighted average fair value	$3.63	$3.73	$3.41	$5.59
Expected volatility	44%	46%	45%	44%
Expected term (in years)	5.0	4.8	5.0	4.8
Risk-free interest rate	1.2%	0.7%	0.8%	0.9%
Expected dividend yield	2.1%	2.0%	2.4%	0-2.0%

	Three and Six Months Ended
	August 3, 2013	July 28, 2012
Employee Stock Purchase Plan:
Estimated fair value	$3.45	$3.77
Volatility	40%	39%
Expected term (in years)	1.3	1.3
Risk-free interest rate	0.2%	0.2%
Dividend yield	2.2%	2.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” and similar expressions identify such forward-looking statements. We make a number of forward-looking statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter; our expectations regarding market acceptance of 3G and LTE solutions; our expectations regarding industry trends; our expectations regarding our inventory levels; our expectations regarding the amount of our future sales in Asia; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the third quarter ending November 2, 2013 compared with the second quarter ended August 3, 2013; our expectations regarding the growth of solid state drive revenue; our expectations regarding the impact of legal proceedings and claims; our ability to meet our capital needs for at least the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding future growth opportunities; our plan regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding unrecognized tax benefits; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products and the impact of seasonality on demand; our expectations regarding defects; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical and intensely competitive; our ability and the ability of our customers to successfully compete in the markets in which we serve; our dependence on a small number of customers; the outcome of pending or future litigation and legal proceedings; the impact of international conflict and continued economic volatility in either domestic or foreign markets; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; and the impact of lengthy and expensive product sales cycles. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

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

In this Quarterly Report on Form 10-Q, we refer to the fiscal year ended February 2, 2008 as fiscal 2008, the fiscal year ended January 31, 2009 as fiscal 2009, the fiscal year ended January 30, 2010 as fiscal 2010, the fiscal year ended January 29, 2011 as fiscal 2011, the fiscal year ended January 28, 2012 as fiscal 2012, the fiscal year ended February 2, 2013 as fiscal 2013, the fiscal year ending February 1, 2014 as fiscal 2014 and the fiscal year ending January 31, 2015 as fiscal 2015.

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

Results of Operations

Net revenue for the three months ended August 3, 2013 of $807 million was lower by 1% compared to the three months ended July 28, 2012, mostly driven by the decline in revenue in the mobile and wireless end markets compared year over year. On a sequential basis net revenue grew approximately 10% during the second quarter of fiscal 2014 compared to the first quarter of fiscal 2014 as we continued to see traction with our products based on our 3G unified platform and we continued to benefit from share gains in storage. We are seeing many of our customers introducing new devices using our innovative solutions, which we believe will drive success across all of our end markets. Our future growth is expected to be driven by areas such as mobile handsets, tablets, connectivity, smart home devices and solid state drives (“SSDs”).

•

In the mobile market, our 3G unified platform is in mass production at multiple top tier OEMs. For example, Samsung has successfully launched their 7-inch Galaxy Tab 3 globally based on our dual-core platform and China Mobile recently selected our dual-core platform to launch its first branded smartphone. In addition to our dual-core devices, our quad-core platform is now in production with leading OEM customers who have introduced multiple quad-core smartphone models targeting both the high-end and mass-market segments for both WCDMA and TD-SCDMA. We continue to make steady progress with our LTE solution, which passed qualifications in China, and is expected to achieve full certification in North America by the end of this year.

•

In wireless connectivity market, an example of our recent success is the Armada 1500 platform that powers the Chromecast, an innovative new product that allows consumers to seamlessly connect and stream video content from a small screen mobile device to any large screen. We also continue to see increased traction for our 2x2 combo solution for 802.11n and 802.11ac, where we have won multiple designs in tablets, ultrabooks, gaming and video platforms. In the gaming market, we expect to benefit from multiple new consoles that are scheduled to launch over the next few months. In addition, in the smart phone market, we have on-going 100% attach rates on our new mobile platforms for our connectivity solutions. We also continue to see significant traction for our 4x4 solutions as global enterprise carriers are realizing this design is the necessary architecture for HD video distribution. Looking forward, we anticipate seasonal increases in wireless connectivity during our third quarter as our OEM customers ramp-up production activity for the holiday season.

•

In the storage market, we continue to execute well despite a tepid end-market. We have gained market share within the hard disk drive (“HDD”) market as we have seen strong growth for our 500 gigabyte per platter products. In addition, we are seeing increased demand on enterprise drives at a top North America based HDD customer. Within the SSD market, our revenue has continued to grow and our strategy of partnering with top tier OEMs has resulted in excellent traction for our advanced SSD solutions where we believe we have a lead in PCIe based SSD solutions for the client market. We are also leveraging our technology leadership in HDD and SSD to help our customer migrate to hybrid storage devices. Here we are developing a single-chip solution that we believe will drive lower price points and allow the market to grow significantly.

•

In the networking market, our enterprise networking products have continued to perform relatively well, but we experienced unexpected weakness within the second quarter of fiscal 2014 from certain PON customers. In addition, we continued to gain traction with our network processor product line, where we announced our first 28nm packet processor family, the Prestera® DX, targeting the software-defined network and mobile infrastructure markets. The combination of our high-performance networking solutions and advanced software capabilities is well suited for emerging software-defined networks of the future.

Our gross margin for the three months ended August 3, 2013 decreased compared to both the three months ended May 4, 2013 and July 28, 2012. As we expand our presence and grow revenues in the consumer space, we expect our gross margin to continue to face downward pressure, as these end markets generally have lower average gross margins than the rest of our business. However, we expect growth in the consumer space will result in improvement to total gross margin dollars and operating profit.

Our financial position is strong and we remain committed to deliver shareholder value through our share repurchase and dividend programs.

•	Our cash, cash equivalents and short-term investments were $1.7 billion at August 3, 2013 and we generated cash flow from operations of $170.4 million through the second quarter of fiscal 2014.

•

We paid a cash dividend of $0.06 per share for a total of $29.7 million in the second quarter of fiscal 2014 and we recently announced a dividend of $0.06 per share to be paid during the third quarter of fiscal 2014.

•	We repurchased a total of 7.2 million of our common shares for $82.6 million in cash during the second quarter of fiscal 2014.

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

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	47.8	46.8	46.8	46.4
Research and development	36.3	32.4	37.1	32.3
Selling and marketing	4.8	5.0	5.1	5.0
General and administrative	3.4	3.1	3.4	3.2
Amortization and write-off of acquired intangible assets	1.3	1.6	1.4	1.7

Total operating costs and expenses	93.6	88.9	93.8	88.6

Operating income	6.4	11.1	6.2	11.4
Interest and other income (expense), net	1.1	0.7	0.7	0.4

Income before income taxes	7.5	11.8	6.9	11.8
Provision (benefit) for income taxes	(0.2)	0.4	(0.6)	0.2

Net income	7.7%	11.4%	7.5%	11.6%

Three and Six Months Ended August 3, 2013 and July 28, 2012

Net Revenue

	Three Months Ended			Six Months Ended
	August 3, 2013	July 28, 2012	% Change	August 3, 2013	July 28, 2012	% Change
	(in thousands, except percentage)
Net revenue	$807,056	$816,104	(1.1)%	$1,541,425	$1,612,455	(4.4)%

Net revenue for the three and six months ended August 3, 2013 declined $9.0 million or 1.1% and $71.0 million or 4.4%, respectively, compared to the three and six months ended July 28, 2012 primarily due to the decline in revenue for our products in the mobile and wireless end market, which was partially offset by an increase in revenue from our storage end market. In the mobile market, declining revenue from our leading North American handset customer due to their competitive challenges and lower demand for our products for the TD handset market in China as we transition to our multi-core processors led to the decline in revenues year over year. In our storage market, we saw higher HDD revenue, which was mostly driven by strong growth for our 500 gigabyte per platter products and increased demand on enterprise drives at a top North America based HDD customer as a result of continued share gains.

We currently expect overall net revenue for the three months ending November 2, 2013 to be in the range of $850 million to $890 million due to seasonal increases in sales of wireless connectivity products and the continued ramp-up of new mobile programs.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. We had two end customers who each represented greater than 10% of our total net revenue for the three and six months ended August 3, 2013. Combined revenue from these two customers was 37% and 38% of total net revenue for the three and six months ended August 3, 2013, respectively. No distributors accounted for more than 10% of our net revenue for the three and six months ended August 3, 2013. We had two end customers who each represented greater than 10% of our total net revenue for the three and six months ended July 28, 2012. Combined revenue from these two customers was 37% and 34% of total net revenue for the three and six months ended July 28, 2012. In addition, we had one distributor who accounted for more than 10% of our net revenue for the three and six months ended July 28, 2012. We expect to continue to experience similar customer concentration in future periods.

Most of our sales are expected to continue to be made to customers located outside of the United States, primarily in Asia. Sales to customers located in Asia represented 95% and 94% of our net revenue for the three and six months ended August 3, 2013, respectively, compared to 91% and 89% of our net revenue for the three and six months ended July 28, 2012, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	August 3, 2013	July 28, 2012	% Change	August 3, 2013	July 28, 2012	% Change
	(in thousands, except percentage)
Cost of goods sold	$386,059	$381,839	1.1%	$721,497	$748,161	(3.6)%
% of net revenue	47.8%	46.8%		46.8%	46.4%

Cost of goods sold as a percentage of net revenue was higher for the three and six months ended August 3, 2013 compared to the three months ended July 28, 2012. Although we continued to benefit from lower commodity costs driven by our ongoing effort to replace the use of gold in our products with copper, manufacturing costs were higher in the three and six months ended August 3, 2013 due to higher inventory write downs, increased royalty expense and the ramp up of new product designs. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending November 2, 2013 to be higher compared to the three months ended August 3, 2013.

Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(in thousands)
Cost of goods sold	$1,868	$1,775	$3,735	$3,898
Research and development	28,982	22,413	52,261	39,587
Selling and marketing	3,648	3,458	7,040	6,494
General and administrative	6,593	5,582	11,568	10,441

	$41,091	$33,228	$74,604	$60,420

Share-based compensation expense increased for the three and six months ended August 3, 2013 by $7.9 million and $14.2 million, respectively, compared to the three and six months ended July 28, 2012. The increases were primarily due to increased headcount in fiscal 2014, combined with higher expense related to the employee stock purchase plan. The offering price of the employee stock purchase plan was reset in June 2012 and also in December 2012 due to the decline in our stock price. In addition, equity awards granted in fiscal 2014 contained shorter vesting periods, which accelerated the share-based compensation expense.

Research and Development

	Three Months Ended			Six Months Ended
	August 3, 2013	July 28, 2012	% Change	August 3, 2013	July 28, 2012	% Change
	(in thousands, except percentage)
Research and development	$292,642	$264,175	10.8%	$571,694	$520,145	9.9%
% of net revenue	36.3%	32.4%		37.1%	32.3%

Research and development expense increased for the three months ended August 3, 2013 by $28.5 million compared to the three months ended July 28, 2012. The increase was primarily attributable to higher personnel-related costs as a result of increased headcount and higher average employee compensation, as well as higher computer-aided design tools and depreciation costs.

Research and development expense increased for the six months ended August 3, 2013 by $51.5 million compared to the six months ended July 28, 2012. The increase was primarily attributable to increased headcount to support new designs and higher average employee compensation, as well as higher computer-aided design tools and depreciation costs as we continue to invest in the development of advanced solutions.

Selling and Marketing

	Three Months Ended			Six Months Ended
	August 3, 2013	July 28, 2012	% Change	August 3, 2013	July 28, 2012	% Change
	(in thousands, except percentage)
Selling and marketing	$38,548	$41,034	(6.1)%	$78,537	$81,100	(3.2)%
% of net revenue	4.8%	5.0%		5.1%	5.0%

Selling and marketing expense for the three and six months ended August 3, 2013 decreased by $2.5 million and $2.6 million, respectively, compared to the three and six months ended July 28, 2012. These decreases were attributable to lower expenses for marketing communication activities as a result of our efforts to control discretionary spending.

General and Administrative

	Three Months Ended			Six Months Ended
	August 3, 2013	July 28, 2012	% Change	August 3, 2013	July 28, 2012	% Change
	(in thousands, except percentage)
General and administrative	$27,192	$25,718	5.7%	$53,515	$51,423	4.1%
% of net revenue	3.4%	3.1%		3.4%	3.2%

General and administrative expense for the three and six months ended August 3, 2013 increased by $1.5 million and $2.1 million, respectively, compared to the three and six months ended July 28, 2012. These increases were due primarily to higher legal expenses for ongoing litigation matters and higher share-based compensation, which were partially offset by lower discretionary expenses as a result of our efforts to control costs.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	August 3, 2013	July 28, 2012	% Change	August 3, 2013	July 28, 2012	% Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$10,638	$13,023	(18.3)%	$21,324	$27,378	(22.1)%
% of net revenue	1.3%	1.6%		1.4%	1.7%

Amortization and write-off of acquired intangible assets for the three and six months ended August 3, 2013 decreased by $2.4 million and $6.1 million, respectively, compared to the three and six months ended July 28, 2012. These decreases were primarily due to certain intangible assets that became fully amortized. In addition, the six months ended July 28, 2012 included a $0.8 million write-off of in-process research and development related to an abandoned project.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	August 3, 2013	July 28, 2012	% Change	August 3, 2013	July 28, 2012	% Change
	(in thousands, except percentage)
Interest and other income, net	$8,253	$5,864	40.7%	$11,413	$6,921	64.9%
% of net revenue	1.1%	0.7%		0.7%	0.4%

Interest and other income, net, increased for the three and six months ended August 3, 2013 compared to the three and six months ended July 28, 2012 primarily due to the impact of the strengthening of the U.S. dollar on our foreign currency denominated tax liabilities. This was partially offset by lower interest income from lower average cash and investment balances and higher imputed interest expense related to technology license obligations in the three months and six months ended August 3, 2013. In addition, we also had a $1.0 million write down of an equity investment in the six months ended August 3, 2013.

Provision (benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	August 3, 2013	July 28, 2012	% Change	August 3, 2013	July 28, 2012	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(1,596)	$3,105	(151.4)%	$(8,764)	$3,552	(346.7)%
% of net revenue	(0.2)%	0.4%		(0.6)%	0.2%

We had an income tax benefit in the three and six months ended August 3, 2013 and our effective tax benefit rate was 2.6% and 8.2%, respectively. For the three months ended August 3, 2013, the income tax benefit included the current income tax liability of $5.2 million, which was offset by net reductions in unrecognized tax benefits of $6.8 million in the three months ended August 3, 2013. The net reduction in unrecognized tax benefits arose from the expiration of the statute of limitations, less an increase in current unrecognized tax benefit estimates. For the six months ended August 3, 2013, the income tax benefit included the current income tax liability of $7.0 million plus $0.7 million in settlements of audits in non-U.S. jurisdictions, which were offset by a net reduction in unrecognized tax benefits of $16.5 million. The net reduction in unrecognized tax benefits primarily arose from the expiration of statute of limitations in non-U.S. jurisdictions and from the settlement of two audits in non-U.S. jurisdictions (one for $3.5 million and the other for $4.1 million), less an increase for current unrecognized tax benefit estimates.

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

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits, and changes in U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $30 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.

We operate under tax holidays in certain countries, which are extended if certain additional requirements are satisfied. The tax holidays are conditional upon meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $9.2 million for the six months ended August 3, 2013. The benefit of the tax holidays on net income per share was less than $0.01 per share for the six months ended August 3, 2013. A new corporate tax rate for Israel was officially published on August 5, 2013. The new rate of 26.5% is applicable beginning January 1, 2014 and includes corporations that are eligible for a beneficial tax regime.

Liquidity and Capital Resources

Our principal source of liquidity as of August 3, 2013 consisted of approximately $1.7 billion of cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations. Specifically, with respect to the CMU litigation, a jury has awarded past damages of $1.17 billion and CMU has sought pre-judgment damages of up to $322 million. If the District Court upholds the jury verdict and awards pre-judgment damages, we intend to appeal and we would seek to stay any award of damages pending the appeal.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $170.4 million for the six months ended August 3, 2013. The cash inflows from operations for the six months ended August 3, 2013 were due to $266.0 million of net income adjusted for non-cash items, partially offset by a negative effect from changes in working capital of $95.6 million. The cash outflow from working capital for the six months ended August 3, 2013 was primarily driven by an increase in accounts receivable from higher shipments toward the end of the quarter, and higher inventories due to seasonally higher demand in the subsequent period and anticipated ramp-up of new products. This negative impact on working capital was partially offset by an increase in accounts payable primarily the result of increased manufacturing spending in advance of higher expected revenue in the third quarter of fiscal 2014.

Net cash provided by operating activities was $387.9 million for the six months ended July 28, 2012. The cash inflows from operations in the six months ended July 28, 2012 were primarily due to $323.0 million of net income adjusted for non-cash items and a positive effect from changes in working capital of $64.9 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $22.8 million for the six months ended August 3, 2013 compared to net cash provided by investing activities of $192.5 million for the six months ended July 28, 2012. For the six months ended August 3, 2013, net cash used in investing activities was primarily due to the payment of $39.1 million for the purchase of property and equipment and $7.6 million for the purchase of technology licenses. These were offset by the cash inflows from the sales and maturities of available-for-sale securities of $498.7 million less purchases of available-for-sale securities of $471.5 million.

Net cash provided by investing activities for the six months ended July 28, 2012 was generated from the sales and maturities of available-for-sale securities of $881.3 million less purchases of available-for-sale securities of $646.9 million. In addition, we paid $29.7 million for the purchase of property and equipment, $6.5 million for the purchase of technology licenses and $5.8 million for a new investment in a privately-held company.

Net Cash Used in Financing Activities

Net cash used in financing activities was $307.9 million for the six months ended August 3, 2013 compared to net cash used in financing activities of $459.1 million for the six months ended July 28, 2012. For the six months ended August 3, 2013, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program. Adjusted for repurchases made within the final three days of the quarter that are accrued but not yet paid due to the standard three-day settlement period, we paid $304.8 million to repurchase shares during the six months ended August 3, 2013. We also made payments of our quarterly dividends of $60.0 million. The cash outflow was partially offset by net proceeds of $63.2 million from the issuance of our common shares under our share-based plans less the minimum tax withholding on behalf of employees for net share settlements.

Net cash used in financing activities for the six months ended July 28, 2012 was primarily attributable to repurchases under our share repurchase program of 34.4 million of our common shares in the open market for $473.5 million. The cash outflow was partially offset by net proceeds of $47.9 million from the issuance of our common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

Subsequent to the end of the quarter through August 29, 2013, we repurchased an additional 1.8 million of our common shares for $21.6 million at an average price per share of $11.85.

Off-Balance Sheet Arrangements

As of August 3, 2013, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

We presented our contractual obligations at February 2, 2013 in our Annual Report on Form 10-K for the fiscal year then ended. There has been no material changes outside the ordinary course of business in those obligations during three months ended August 3, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of August 3, 2013. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, and corporate debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive (loss) income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of August 3, 2013, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $15.3 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of August 3, 2013, our investment portfolio included $19.2 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Since this time, many of the issuers have refinanced their debt and paid down the auction rate securities which have resulted in a smaller pool of outstanding securities. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. As of August 3, 2013, the fair value of auction rate securities in our investment portfolio was $2.9 million less than par value and the fair value was recorded in long-term investments.

Based on our balance of approximately $1.7 billion in cash, cash equivalents and short-term investments, and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value and do not have the intent to sell these auction rate securities until recovery. Since we consider the impairment to be temporary, we recorded the unrealized loss to accumulated other comprehensive (loss) income, a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $13.9 million at August 3, 2013, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 3.82%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of August 3, 2013, our disclosure controls and procedures were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to protect our intellectual property;

•	impact of a significant natural disaster, including earthquakes, floods and tsunamis; and

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 30, 2011 through August 3, 2013, our common shares have traded as low as $6.98 and as high as $20.42 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

The HDD industry is intensely competitive, and the technology changes rapidly. This industry has historically been cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us because some of our largest customers are participants in this industry.

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

On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming MSI and us as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the HDD products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Due to the finding of willfulness, during post trial proceedings the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. In addition, CMU has disclosed in its post trial motions that it is seeking pre-judgment interest up to $322 million, post-judgment interest, attorneys’ fees, and an injunction or ongoing royalties. Post trial motions were heard on May 1 and 2, 2013. On August 23, 2013, the District Court denied the motion for mistrial. While we believe that there are strong grounds for appeal and will seek to overturn the verdict in post trial motions before the District Court and, if necessary, to appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., there is no guarantee that we will be successful. We intend to vigorously challenge the judgment through all appropriate post trial motions and appeal processes. Please see “Note 9 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of litigation matters we are currently engaged in. Should the judge in the CMU case grant an injunction or if we are required to pay most or all of the damages awarded by the jury after all appeals have been exhausted, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 38% and 34% of our net revenue for the six months ended August 3, 2013 and July 28, 2012, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Our other sources for manufacturing are located in China and Singapore. In addition, substantially all of our third party assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters or by political changes. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. Taiwan has experienced significant earthquakes in the past and may be subject to additional earthquakes that could disrupt manufacturing operations. In the event of a significant natural disaster or a quarantine or closure that affects our manufacturers in the Pacific Rim, our revenues, cost of goods sold and results of operations would be negatively impacted. In addition, if we were unable to quickly identify alternate manufacturing facilities, we could experience significant delays in product shipments, which could harm our results of operations.

No Guarantee of Capacity or Supply:

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. When demand is strong, availability of foundry capacity may be constrained or not available, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. Moreover, if any of our third party foundry suppliers are unable to secure necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

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

We had approximately $2.0 billion of goodwill and $71.7 million of acquired intangible assets, net on our balance sheet as of August 3, 2013. Under generally accepted accounting principles in the United States (“GAAP”), we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 94% of our net revenue in the six months ended August 3, 2013, 90% of our net revenue in fiscal 2013 and 88% of our net revenue in fiscal 2012.

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

The EDB initially granted a 10 year Pioneer Status in July 1999 to our subsidiary in Singapore if the Company meets several requirements as to investments, headcount and activities. In June 2006, the EDB agreed to extend the Pioneer status to 15 years to June 2014 rather than 10 years. We have begun early discussions with the EDB regarding incentives after June 2014.

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

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed and acquired since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed that could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. We have been issued a significant number of U.S. and foreign patents and have a significant number of pending U.S. and foreign patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours, which would adversely impact our business and results of operations.

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

Three of our officers own a large percentage of our voting stock and are related by blood or marriage. These factors may allow the officers and directors as a group or the three related employees to influence the election of directors and the approval or disapproval of significant corporate actions.

Dr. Sehat Sutardja, our Chairman and Chief Executive Officer, and Weili Dai, who serves as our President, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 21% of our outstanding common shares as of August 3, 2013. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended August 3, 2013.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended August 3, 2013 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 5 – June 1, 2013	2,295	$11.09	2,295	$386,903
June 2 – June 29, 2013	2,466	$10.98	2,466	$359,840
June 30 – August 3, 2013	2,401	$12.53	2,401	$329,751

Total	7,162	$11.53	7,162	$329,751

(1)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. During fiscal 2012, our board of directors authorized an additional $1.5 billion to be used to repurchase our common shares under the share repurchase program. In May 2012 and December 2012, we announced an additional increase of $500 million to the share repurchase program. This increases the total available under the repurchase program to $3.0 billion. We intend to effect the repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares. The repurchase program may be extended, modified, suspended or discontinued at any time. We may make repurchases in open market or privately negotiated transactions in order to effect our repurchases.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

September 5, 2013	By:	/s/ Brad D. Feller
Date		Brad D. Feller
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.