Form 10-Q
period 2013-11-02
MARVELL TECHNOLOGY GROUP LTD
filed 2013-12-06
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

or

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

The number of common shares of the registrant outstanding as of November 27, 2013 was 491.9 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 2, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$796,330	$751,953
Short-term investments	1,007,738	1,167,037
Accounts receivable, net	466,729	330,238
Inventories	380,412	250,420
Prepaid expenses and other current assets	57,888	77,282
Deferred income taxes	8,562	8,416

Total current assets	2,717,659	2,585,346
Property and equipment, net	358,150	372,971
Long-term investments	16,158	16,769
Goodwill	2,032,538	2,032,138
Acquired intangible assets, net	61,072	89,655
Other non-current assets	162,379	164,885

Total assets	$5,347,956	$5,261,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$400,403	$286,552
Accrued liabilities	139,039	143,991
Accrued employee compensation	131,160	117,195
Deferred income	86,370	60,150

Total current liabilities	756,972	607,888
Non-current income taxes payable	83,290	112,871
Other non-current liabilities	44,475	56,410

Total liabilities	884,737	777,169
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	980	1,017
Additional paid-in capital	2,796,764	2,945,643
Accumulated other comprehensive income	57	1,148
Retained earnings	1,665,418	1,536,787

Total shareholders’ equity	4,463,219	4,484,595

Total liabilities and shareholders’ equity	$5,347,956	$5,261,764

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net revenue	$931,226	$780,881	$2,472,651	$2,393,336
Operating costs and expenses:
Cost of goods sold	464,981	374,503	1,186,478	1,122,664
Research and development	296,291	263,615	867,985	783,760
Selling and marketing	37,496	38,398	116,033	119,498
General and administrative	26,589	24,514	80,104	75,937
Amortization and write-off of acquired intangible assets	10,645	13,054	31,969	40,432

Total operating costs and expenses	836,002	714,084	2,282,569	2,142,291

Operating income	95,224	66,797	190,082	251,045
Interest and other income, net	1,536	2,387	12,949	9,308

Income before income taxes	96,760	69,184	203,031	260,353
Provision (benefit) for income taxes	(6,396)	368	(15,160)	3,920

Net income	$103,156	$68,816	$218,191	$256,433

Net income per share:
Basic	$0.21	$0.12	$0.44	$0.45

Diluted	$0.21	$0.12	$0.43	$0.45

Weighted average shares:
Basic	491,979	553,049	496,151	565,145

Diluted	501,189	559,348	502,401	574,804

Cash dividend declared per share	$0.06	$0.06	$0.18	$0.12

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$103,156	$68,816	$218,191	$256,433
Other comprehensive income, net of tax:
Net change in unrealized gain/loss on marketable securities	1,335	(479)	(1,199)	394
Net change in unrealized gain/loss on auction rate securities	(141)	—	(311)	(112)
Net change in unrealized gain/loss on cash flow hedges	435	2,476	419	2,317

Other comprehensive income (loss), net	1,629	1,997	(1,091)	2,599

Comprehensive income	$104,785	$70,813	$217,100	$259,032

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net income	$218,191	$256,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,576	64,801
Share-based compensation	117,805	90,794
Amortization and write-off of acquired intangible assets	31,969	40,432
Other expense, net	5,994	6,435
Excess tax benefits from share-based compensation	(42)	(49)
Changes in assets and liabilities:
Accounts receivable	(136,491)	32,493
Inventories	(129,450)	29,634
Prepaid expenses and other assets	15,012	15,993
Accounts payable	128,311	(27,137)
Accrued liabilities and other non-current liabilities	(20,510)	10,286
Accrued employee compensation	13,965	4,828
Deferred income	26,220	(501)

Net cash provided by operating activities	347,550	524,442

Cash flows from investing activities:
Purchases of available-for-sale securities	(691,749)	(1,205,364)
Sales and maturities of available-for-sale securities	845,506	1,317,744
Investments in privately-held companies	(1,869)	(5,750)
Cash paid for acquisition, net	(2,551)	(1,000)
Purchases of technology licenses	(13,993)	(10,687)
Purchases of property and equipment	(53,283)	(49,090)

Net cash provided by investing activities	82,061	45,853

Cash flows from financing activities:
Repurchase of common stock	(376,285)	(676,471)
Proceeds from employee stock plans	97,276	66,244
Minimum tax withholding paid on behalf of employees for net share settlement	(10,406)	(9,822)
Dividend payments to shareholders	(89,560)	(67,013)
Payments on technology license obligations	(6,301)	—
Excess tax benefits from share-based compensation	42	49

Net cash used in financing activities	(385,234)	(687,013)

Net increase (decrease) in cash and cash equivalents	44,377	(116,718)
Cash and cash equivalents at beginning of period	751,953	784,902

Cash and cash equivalents at end of period	$796,330	$668,184

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of November 2, 2013, the results of its operations for the three and nine months ended November 2, 2013 and October 27, 2012, its comprehensive income for the three and nine months ended November 2, 2013 and October 27, 2012, and its cash flows for the nine months ended November 2, 2013 and October 27, 2012. The February 2, 2013 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 as filed on March 29, 2013 with the Securities and Exchange Commission. The results of operations for the three and nine months ended November 2, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, restructuring, income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Monte Carlo simulation and Black-Scholes valuation models to calculate the fair value of share-based awards that are granted. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

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

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	November 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$588,021	$2,262	$(791)	$589,492
U.S. government and agency debt	309,216	129	(82)	309,263
Asset backed securities	74,431	65	(52)	74,444
Foreign government and agency debt	20,307	25	(40)	20,292
Municipal debt securities	14,220	28	(1)	14,247

Total short-term investments	1,006,195	2,509	(966)	1,007,738
Long-term investments:
Available-for-sale:
Auction rate securities	19,150	—	(2,992)	16,158

Total long-term investments	19,150	—	(2,992)	16,158

Total investments	$1,025,345	$2,509	$(3,958)	$1,023,896

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	February 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$577,120	$2,886	$(382)	$579,624
U.S. government and agency debt	318,226	258	(5)	318,479
Time deposits	188,000	—	—	188,000
Asset backed securities	76,629	50	(64)	76,615
Foreign government and agency debt	4,320	—	(1)	4,319

Total short-term investments	1,164,295	3,194	(452)	1,167,037
Long-term investments:
Available-for-sale:
Auction rate securities	19,450	—	(2,681)	16,769

Total long-term investments	19,450	—	(2,681)	16,769

Total investments	$1,183,745	$3,194	$(3,133)	$1,183,806

As of November 2, 2013, the Company’s investment portfolio included auction rate securities with an aggregate par value of $19.2 million. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Since this time, many of the issuers have refinanced their debt and paid down the auction rate securities, which have resulted in a smaller pool of outstanding securities. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of the auction rate securities as of November 2, 2013 was $3.0 million less than the par value and was recorded in long-term investments. Based on the Company’s balance of approximately $1.8 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	November 2, 2013		February 2, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$292,105	$292,286	$519,006	$519,537
Due between one and five years	698,295	699,657	627,769	629,991
Due over five years	34,945	31,953	36,970	34,278

	$1,025,345	$1,023,896	$1,183,745	$1,183,806

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For individual securities that are in an unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	November 2, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$177,743	$(791)	$—	$—	$177,743	$(791)
U.S. government and agency debt	68,807	(82)	—	—	68,807	(82)
Asset backed securities	44,700	(35)	1,917	(17)	46,617	(52)
Foreign government and agency debt	12,968	(40)	—	—	12,968	(40)
Municipal debt securities	275	(1)	—	—	275	(1)
Auction rate securities	—	—	16,158	(2,992)	16,158	(2,992)

Total securities	$304,493	$(949)	$18,075	$(3,009)	$322,568	$(3,958)

	February 2, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$141,915	$(382)	$—	$—	$141,915	$(382)
Asset backed securities	43,882	(64)	—	—	43,882	(64)
U.S. government and agency debt	14,677	(5)	—	—	14,677	(5)
Foreign government and agency debt	4,319	(1)	—	—	4,319	(1)
Auction rate securities	—	—	16,769	(2,681)	16,769	(2,681)

Total securities	$204,793	$(452)	$16,769	$(2,681)	$221,562	$(3,133)

Note 4. Supplemental Financial Information (in thousands)

	November 2, 2013	February 2, 2013
Inventories:
Work-in-process	$232,382	$140,805
Finished goods	148,030	109,615

Inventories	$380,412	$250,420

	November 2, 2013	February 2, 2013
Property and equipment, net:
Machinery and equipment	$557,477	$532,420
Buildings	144,320	144,320
Computer software	95,233	89,548
Land	53,373	53,373
Building improvements	49,614	49,516
Leasehold improvements	49,040	46,205
Furniture and fixtures	27,639	25,301
Construction in progress	1,634	5,333

	978,330	946,016
Less: Accumulated depreciation and amortization	(620,180)	(573,045)

Property and equipment, net	$358,150	$372,971

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	November 2, 2013	February 2, 2013
Other non-current assets:
Technology and other licenses	$75,325	$81,523
Deferred tax assets	25,884	26,291
Investments in privately-held companies	15,065	14,486
Prepaid land use rights	13,822	14,056
Deposits	13,331	10,451
Other	18,952	18,078

Other non-current assets	$162,379	$164,885

Prepaid land use rights, which were previously included in property and equipment, have been reclassified to other non-current assets. The revision to the balance sheet at February 2, 2013 was not considered to be material and it had no impact on total assets, total liabilities, results of operations or cash flows.

	November 2, 2013	February 2, 2013
Accrued liabilities:
Accrued rebates	$57,984	$51,712
Accrued legal expense	13,701	14,754
Accrued royalties	25,518	16,298
Technology license obligations	11,510	9,865
Accrued share repurchases	—	22,152
Other	30,326	29,210

Accrued liabilities	$139,039	$143,991

	November 2, 2013	February 2, 2013
Other non-current liabilities:
Technology license obligations	$27,808	$34,270
Long-term accrued employee compensation	6,333	6,205
Other	10,334	15,935

Other non-current liabilities	$44,475	$56,410

Accumulated other comprehensive income:

The changes in accumulated other comprehensive income by component are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 2, 2013	$2,742	$(2,681)	$1,087	$1,148
Other comprehensive (loss) income before reclassifications	(276)	(311)	3,103	2,516
Amounts reclassified from accumulated other comprehensive income	(923)	—	(2,684)	(3,607)

Net current-period other comprehensive income (loss)	(1,199)	(311)	419	(1,091)

Balance at November 2, 2013	$1,543	$(2,992)	$1,506	$57

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 28, 2012	$3,702	$(1,285)	$(1,641)	$776
Other comprehensive income (loss) before reclassifications	2,097	(112)	(529)	1,456
Amounts reclassified from accumulated other comprehensive income	(1,703)	—	2,846	1,143

Net current-period other comprehensive income (loss)	394	(112)	2,317	2,599

Balance at October 27, 2012	$4,096	$(1,397)	$676	$3,375

The amounts reclassified from accumulated other comprehensive income by components are presented in the following table (in thousands):

	November 2, 2013
Affected Line Item in the Statement of Operations	Three Months Ended	Nine Months Ended
Available-for-sale securities:
Interest and other income, net	$380	$923
Cash flow hedges:
Cost of goods sold	41	149
Research and development	648	2,319
Selling and marketing	53	198
General and administrative	5	18

Total	$1,127	$3,607

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

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Numerator:
Net income	$103,156	$68,816	$218,191	$256,433

Denominator:
Weighted average common shares outstanding:	491,979	553,049	496,151	565,145
Effect of dilutive securities:
Common share-based awards	9,210	6,299	6,250	9,659

Weighted average shares — diluted	501,189	559,348	502,401	574,804

Net income per share:
Basic	$0.21	$0.12	$0.44	$0.45
Diluted	$0.21	$0.12	$0.43	$0.45

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Anti-dilutive potential common shares:
Weighted average shares outstanding from stock options	43,167	42,149	39,854	27,560

Weighted average exercise price	$14.71	$15.43	$15.18	$17.67

Anti-dilutive potential common shares for stock options are excluded from the calculation of diluted earnings per share for the periods reported above because either their exercise price exceeded the average market price during the period or certain stock options with exercise prices less than the average market price were determined to be anti-dilutive based on applying the treasury stock method. The anti-dilutive shares reported above also include shares from stock options that contain market conditions for vesting since the market value of the Company’s stock as of November 2, 2013 and October 27, 2012 was lower than the required market condition. For the three and nine months ended November 2, 2013, there were 2.7 million anti-dilutive shares from stock options that contain market conditions. For the corresponding three and nine months ended October 27, 2012, there were 3.0 million and 3.1 million anti-dilutive shares, respectively, from stock options that contain market conditions.

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

The notional amounts of outstanding foreign currency forward contracts were as follows (in thousands):

	Buy Contracts
	November 2, 2013	February 2, 2013
Euro	$5,718	$—
Israeli shekel	58,898	38,249
Swedish krona	3,968	—

	$68,584	$38,249

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —   (Continued)

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts and the severance pay fund are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.3% of total assets as of November 2, 2013.

The tables below set forth, by level, the Company’s assets that were accounted for at fair value as of November 2, 2013 and February 2, 2013. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at November 2, 2013
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$8,378	$—	$—	$8,378
Time deposits	—	216,359	—	216,359
Municipal debt securities	—	5,700	—	5,700
Corporate debt securities	—	1,600	—	1,600
Short-term investments:
U.S. government and agency debt	309,263	—	—	309,263
Corporate debt securities	—	589,492	—	589,492
Asset backed securities	—	74,444	—	74,444
Foreign government and agency debt	—	20,292	—	20,292
Municipal debt securities	—	14,247	—	14,247
Prepaid expenses and other current assets:
Forward contracts	—	1,618	—	1,618
Long-term investments:
Auction rate securities	—	—	16,158	16,158
Other non-current assets:
Severance pay fund	—	2,104	—	2,104

Total assets	$317,641	$925,856	$16,158	$1,259,655

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —   (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at February 2, 2013
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$27,029	$—	$—	$27,029
Money market funds	21,523	—	—	21,523
Time deposits	—	119,874	—	119,874
Short-term investments:
U.S. government and agency debt	318,479	—	—	318,479
Corporate debt securities	—	579,624	—	579,624
Time deposits	—	188,000	—	188,000
Asset backed securities	—	76,615	—	76,615
Foreign government and agency debt	—	4,319	—	4,319
Prepaid expenses and other current assets:
Forward contracts	—	1,144	—	1,144
Long-term investments:
Auction rate securities	—	—	16,769	16,769
Other non-current assets:
Severance pay fund	—	1,977	—	1,977

Total assets	$367,031	$971,553	$16,769	$1,355,353

The following table summarizes the change in fair value for Level 3 items (in thousands):

	Nine Months Ended
	November 2, 2013	October 27, 2012
Beginning balance	$16,769	$23,215
Sales and redemptions	(300)	(5,000)
Unrealized losses included in accumulated other comprehensive income	(311)	(112)

Ending balance	$16,158	$18,103

Note 7. Goodwill and Acquired Intangible Assets, Net

Goodwill

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance at February 2, 2013	$2,032,138
Additions due to business combinations	400

Balance at November 2, 2013	$2,032,538

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Intangible Assets, Net

The carrying amount of acquired intangible assets, net, are as follows (in thousands):

		November 2, 2013			February 2, 2013
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	4 - 7 years	$54,690	$(25,313)	$29,377	$54,690	$(18,552)	$36,138
Core technology	5 - 8 years	138,650	(137,793)	857	138,650	(123,298)	15,352
Trade names	5 years	1,300	(503)	797	1,300	(308)	992
Customer intangibles	5 - 7 years	89,400	(72,445)	16,955	89,400	(61,927)	27,473
IPR&D	*	13,086	—	13,086	9,700	—	9,700

Total intangible assets, net		$297,126	$(236,054)	$61,072	$293,740	$(204,085)	$89,655

*	Upon completion of projects, the related in-process research and development (“IPR&D”) assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to write down the related IPR&D asset.

Based on the identified intangible assets recorded at November 2, 2013, the future amortization expense excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal year
Remainder of fiscal 2014	$3,809
2015	14,942
2016	12,203
2017	11,018
2018	5,590
Thereafter	424

$47,986

Note 8. Restructuring

The Company recorded a $4.2 million charge primarily related to the closure of two sites in the three months ended November 2, 2013. This amount included $2.8 million of severance costs, $1.3 million for other exit-related costs in connection with vacating three facilities and $0.1 million for the write off of equipment. All activities related to the closure of the two sites were substantially completed by the end of the quarter.

During the nine months ended November 2, 2013, the Company also continued to make payments and incur on-going operating expenses related to vacated facilities under previous restructure actions.

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Research and development	$2,886	$2	$2,886	$46
Selling and marketing	795	(3)	795	(3)
General and administrative	527	130	933	1,060

	$4,208	$129	$4,614	$1,103

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges for the nine months ended November 2, 2013 (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at February 2, 2013	$—	$2,855	$—	$2,855
Restructuring charges	2,786	1,554	213	4,553
Net cash payments	(642)	(1,323)	(182)	(2,147)

Balance at November 2, 2013	$2,144	$3,086	$31	$5,261

The severance costs included in the table above are expected to be paid in the fourth quarter of fiscal 2014. The facility and related costs primarily represent payments under lease obligations of vacated facilities associated with the closure of two sites in the three months ended November 2, 2013 which are expected to be paid through fiscal 2015.

The balance at November 2, 2013 for facility and related costs also includes remaining payments under lease obligations related to vacated facilities under previous restructure actions which are expected to be paid through fiscal 2018.

Note 9. Income Tax

The income tax benefit for the three months ended November 2, 2013 included the current income tax liability of $4.3 million, which was offset by a net reduction in unrecognized tax benefits of $7.3 million, a $2.5 million tax benefit due to return-to-provision adjustments upon the filing of tax returns and a $0.9 million tax benefit from an increase in the deferred tax asset of a non-U.S. entity due to a change in its statutory tax rate. The net reduction in unrecognized tax benefits arose from the expiration of the statute of limitations, less an increase in current unrecognized tax benefit estimates.

The income tax benefit for the nine months ended November 2, 2013 included the current income tax liability of $11.3 million plus $0.7 million in settlements of audits in non-U.S. jurisdictions, which were offset by a net reduction in unrecognized tax benefits of $23.8 million, a $2.5 million tax benefit due to return-to-provision adjustments upon filing of tax returns in three months ended November 2, 2013 and a $0.9 million tax benefit from an increase in the deferred tax asset of a non-U.S. entity due to a change in its statutory tax rate in the three months ended November 2, 2013. The net reduction in unrecognized tax benefits primarily arose from the expiration of statute of limitations in non-U.S. jurisdictions and from the settlement of two audits in non-U.S. jurisdictions (one for $3.5 million and the other for $4.1 million), less an increase in current unrecognized tax estimates.

The income tax provision for the three and nine months ended October 27, 2012 included the current income tax liability of $5.9 million and $14.5 million, respectively, which were partially offset by a net reduction in unrecognized tax benefits of $5.5 million in the three months ended October 27, 2012 and $11.5 million in the nine months ended October 27, 2012. These net reductions in unrecognized tax benefits arose primarily from the expiration of the statute of limitations in non-U.S. jurisdictions, less an increase in current unrecognized tax benefit estimates.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $20 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.

The Company operates under tax holidays in certain countries, which may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $14.9 million for the nine months ended November 2, 2013. The benefit of the tax holidays on net income per share was less than $0.01 per share for the nine months ended November 2, 2013.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of November 2, 2013, these foundries had incurred approximately $240.2 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

Contingencies

The Company and certain of its subsidiaries are currently parties to various legal proceedings, including those noted in this section. The legal proceedings and claims described below could result in substantial costs and could divert the attention and resources of the Company’s management. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages, one-time license fees or ongoing royalty payments, and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. The Company believes that its products do not infringe valid and enforceable claims and it will continue to conduct a vigorous defense in these proceedings. However, there can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

As of November 2, 2013, the Company has recorded a total charge of $10.4 million related to certain legal proceedings described below in this section. The amount recorded does not relate to the litigation with Carnegie Mellon University (“CMU”). Other than for the matters that the Company has recognized in the consolidated financial statements, it has not recorded any amounts for contingent losses associated with the matters described below based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Carnegie Mellon University Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. (“MSI”) and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Due to the finding of willfulness during post trial proceedings, the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. In addition, CMU has disclosed in its post trial motions that it is seeking pre-judgment interest up to $322 million, post-judgment interest, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied the Company’s motion for mistrial. On September 23, 2013, the District Court denied the Company’s motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issue as well as the Company’s motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on the motion for a forthcoming opinion. On December 6, 2013, CMU filed a motion to permit registration of judgment and a motion for supplemental relief including a request to enjoin future share repurchases, any leveraged buyout or similar asset leveraging transaction, and dividends (including the dividend scheduled for December 23, 2013), in the absence of a court approved bond or other security. CMU requested expedited briefing but the District Court has not set a briefing schedule for CMU’s latest motions, and has yet to rule on the Company’s laches defense as well as CMU’s injunction motion. The Company expects the District Court to issue its final judgment at any time.

The Company and MSI believe that the evidence and the law do not support the jury’s findings of infringement, validity and the award of damages and do not believe a material loss is probable. The Company believes that there are strong grounds for appeal and the Company and MSI intend to vigorously challenge the District Court’s judgment via an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The Company believes the low end of the possible range of loss is zero, but it cannot reasonably estimate the upper range of the possible loss, as a number of factors (including finalization of the post-trial motions at the District Court) could significantly change the assessment of damages.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The case proceeded to trial on September 20, 2010. On November 24, 2010, a Santa Clara County jury returned a verdict in favor of MSI on all claims. On January 7, 2011, the court entered judgment in MSI’s favor. Pursuant to California Civil Procedure provisions, Jasmine filed motions for a new trial and for a judgment notwithstanding the verdict. These motions were heard by the court on February 25, 2011 and denied in written orders. Jasmine has appealed and MSI is contesting the appeal vigorously. Oral arguments on the appeal were heard on June 18, 2013. On July 17, 2013, the Court of Appeals unanimously affirmed judgment in favor of MSI. It is unknown whether Jasmine will appeal to the California Supreme Court. The deadline for Jasmine to appeal to the California Supreme Court passed on August 26, 2013 without Jasmine taking any further action.

USEI Litigation. On October 9, 2009, U.S. Ethernet Innovations, LLC (“USEI”) filed a complaint in the U.S. District Court for the Eastern District of Texas, in which USEI has accused a number of system manufacturers, including the Company’s customers, of patent infringement (the “USEI litigation”). Specifically, USEI has asserted that these customers infringe U.S. Patent Nos. 5,307,459, 5,434,872, 5,732,094 and 5,299,313, which relate to Ethernet technologies. The complaint seeks unspecified damages and an injunction.

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the District Court issued an order granting the defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California; the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. The court issued a first claim construction ruling on January 31, 2012, and a supplemental claim construction ruling on August 29, 2012. On August 16, 2013, the District Court granted defendants’ summary judgment motion to preclude the plaintiff from recovering certain pre-suit damages. Trial is scheduled for January 5, 2015.

Lake Cherokee Patent I Litigation. On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. (“Lake Cherokee”) filed a complaint in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents”). The Lake Cherokee patents purportedly relate to read-channel integrated circuit devices, and to certain HDD products incorporating such devices. A claim construction ruling was issued on August 6, 2012. Lake Cherokee’s damages claim, which excluded non-U.S. related sales as a result of the District Court’s summary judgment ruling, was approximately $193 million at the start of trial. The case proceeded to trial on August 12, 2013. On August 16, 2013, an Eastern District of Texas jury returned a verdict and unanimously found that MSI did not infringe the Lake Cherokee patents. On the same day, the Court entered judgment in MSI’s favor. Lake Cherokee has since moved for a new trial.

Lake Cherokee II Patent Litigation. On September 5, 2013, Lake Cherokee filed suit in the U.S. District Court for the Eastern District of Texas against Marvell Asia Pte., Ltd. (“MAPL”) and several of the Company’s storage customers, alleging infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (the same Lake Cherokee patents found not infringed in Lake Cherokee I).

Lake Cherokee III Patent Litigation. On September 25, 2013, Lake Cherokee filed suit in the U.S. District Court for the Eastern District of Texas against MSI, MAPL and two of the Company’s customers, alleging infringement of U.S. Patent No. 5,583,706, which purportedly relates to certain HDD related technologies. MSI answered the complaint on November 29, 2013.

Progressive Semiconductor Solutions Patent Litigation. On September 30, 2013, Progressive Semiconductor Solutions LLC (“PSS”) filed a complaint in the Central District of California against MSI, asserting infringement of U.S. Patent Nos. 6,473,349 and 6,862,208 (collectively, the “PSS patents”). The PSS patents purportedly relate to certain memory devices. On November 19, 2013, PSS filed an amended complaint. MSI answered the first amended complaint on November 22, 2013.

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

MOSAID Litigation. On March 16, 2011, MOSAID Technologies Inc. filed suit in the U.S. District Court for the Eastern District of Texas against MSI and 16 other companies. The complaint alleges that defendants’ products, which operate in compliance with various IEEE 802.11 standards, infringe the six asserted patents (U.S. Patent Nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. On March 28, 2012, MSI and other defendants filed a motion to transfer, which was denied. A claim construction hearing was held on April 16, 2013 and a claim construction ruling was issued by the magistrate judge on April 22, 2013. On June 3, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate’s claim construction ruling. On September 20, 2013, MSI and MOSAID entered a license agreement that settled the pending disputes between the parties, and on October 11, 2013, MSI was dismissed from the case. The settlement did not have a significant impact on the Company’s financial statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Azure Networks Litigation. On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed suit in the U.S. District Court for the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On November 2, 2012, defendants filed a motion for summary judgment of invalidity, which was denied. A claim construction hearing was held on December 20, 2012. On January 15, 2013, the magistrate judge issued a claim construction ruling. On May 20, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate judge’s claim construction ruling. On May 30, 2013, the District Court entered a judgment of non-infringement. On June 24, 2013, Azure appealed, and the appeal has been briefed.

Power Management Systems Litigation. On August 22, 2011, Power Management Systems LLC (“PMS”), a subsidiary of Acacia Research Corp., filed a complaint against the Company’s subsidiary Marvell Semiconductor, Ltd. (“MSL”) and other defendants, in the U.S. District Court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which relates to a power management apparatus, against various products. The complaint seeks unspecified damages. On October 17, 2011, PMS amended its complaint by substituting MSL with MSI. MSI filed its answer and counterclaims on November 4, 2011. A claim construction hearing was held on January 18, 2013, and a ruling was issued on May 30, 2013. On June 14, 2013, the District Court entered a judgment of non-infringement. On June 17, 2013, PMS appealed, and the appeal has been briefed.

HSM/TPL Litigation. On September 1, 2011, HSM Portfolio, LLC and Technology Properties Limited, LLC filed a complaint against the Company and MSL in the U.S. District Court for the District of Delaware. The complaint also named numerous other defendants. The complaint asserted U.S. Patent No. 5,030,853, relating to high speed logic and memory circuitry, against various products. The complaint sought unspecified damages. On January 9, 2012, HSM/TPL filed an amended complaint adding MSI to the case. On February 15, 2012, the Company and MSL were dismissed from the case. On June 10, 2013, MSI and HSM/TPL reached a settlement and on June 25, 2013, MSI was dismissed from the case. The settlement did not have a significant impact on the Company’s financial statements.

France Telecom Litigation. On June 26, 2012, France Telecom S.A. (“France Telecom”) filed a complaint against MSI in the U.S. District Court for the Southern District of New York. The complaint asserts U.S. Patent No. 5,446,747 against MSI’s communications processors and thin modems. The complaint seeks unspecified damages as well as injunctive relief. MSI answered the complaint on July 18, 2012 and August 1, 2012. On July 30, 2012, MSI filed a motion to transfer the lawsuit to the U.S. District Court for the Northern District of California. On September 17, 2012, the Court granted MSI’s motion and transferred the case to the Northern District of California. A claim construction hearing is set for December 13, 2013. Trial is scheduled for May 12, 2014.

Freescale Litigation. On July 6, 2012, Freescale Semiconductor, Inc. (“Freescale”) filed a complaint against MSI in the U.S. District Court for the Western District of Texas. The complaint asserts U.S. Patent Nos. 6,920,316, 5,825,640, 5,943,274, 5,467,455 and 7,927,927 against certain of the Company’s integrated circuits and/or chipsets. The complaint seeks unspecified damages and a permanent injunction. Freescale filed an amended complaint on January 14, 2013, and withdrew its assertion of U.S. Patent No. 5,825,640; MSI filed its answer to the amended complaint on February 4, 2013. This case has been consolidated for pre-trial purposes with nine other pending cases. A claim construction hearing was held on October 24, 2013, and will be completed on December 13, 2013. No trial date has been set.

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

Surety Bond

The Company plans to appeal the final judgment issued by the District Court in the CMU litigation, regardless of the dollar amount of the final judgment. The Company anticipates that it will need a surety bond in connection with the Company’s appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit in Washington D.C., or possibly sooner while rulings on the remaining post-trial motions are pending. During October 2013, the Company entered into indemnity agreements with a consortium of insurers that would provide financial assurance that each of the insurers will be indemnified by the Company should a loss occur under a surety bond. The Company expects that under a surety bond, the surety companies would agree to guarantee to the District Court in Pittsburgh the Company’s payment of a specific amount, to be determined. Under a surety bond, cash, cash equivalents, and short term investments may need to be posted as collateral and classified as restricted cash in future filings. As of November 2, 2013 and as of the date of this filing, no surety bond has been issued. Therefore, these indemnity agreements have had no impact to the Company’s Condensed Consolidated Balance Sheets as of November 2, 2013.

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

Note 11. Shareholders’ Equity

Stock Plans

Activity under the Company’s stock option plans for the nine months ended November 2, 2013 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at February 2, 2013	49,637	$13.28	2,759	$15.43	52,396	$13.39
Granted	18,763	$10.79	—	$—	18,763	$10.79
Exercised	(7,275)	$8.36	—	$—	(7,275)	$8.36
Canceled/Forfeited	(2,631)	$15.22	(53)	$15.43	(2,684)	$15.23

Balance at November 2, 2013	58,494	$13.01	2,706	$15.43	61,200	$13.11

Vested or expected to vest at November 2, 2013	54,756	$13.11

Exercisable at November 2, 2013	33,914	$13.85

For time-based stock options vested and expected to vest at November 2, 2013, the aggregate intrinsic value was $66.5 million and the weighted average remaining contractual term was 5.6 years. For time-based stock options exercisable at November 2, 2013, the aggregate intrinsic value was $46.1 million and the weighted average remaining contractual term was 3.5 years. The aggregate intrinsic value of stock options exercised during the three months ended November 2, 2013 and October 27, 2012 was $5.6 million and $6.0 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended November 2, 2013 and October 27, 2012 was $21.7 million and $29.7 million, respectively. There was no aggregate intrinsic value for market-based stock options at November 2, 2013 and the weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at November 2, 2013 was 7.5 years. The Company’s closing stock price of $12.02 as reported on the NASDAQ Global Select Market for all in-the-money options as of November 1, 2013 was used to calculate the aggregate intrinsic value.

As of November 2, 2013, the unamortized compensation expense for time-based stock options was $71.4 million and market-based stock options was $0.7 million. The unamortized compensation expense for time-based and market-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 3.1 years and 0.2 years, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for share prices):

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at February 2, 2013	12,739	$15.78
Granted	3,509	$10.56
Vested	(3,729)	$16.31
Canceled/Forfeited	(902)	$14.40

Balance at November 2, 2013	11,617	$14.14

The aggregate intrinsic value of restricted stock units expected to vest as of November 2, 2013 was $127.8 million. The number of restricted stock units that are expected to vest is 10.6 million shares.

As of November 2, 2013, unamortized compensation expense related to restricted stock units was $106.0 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

During the three months ended November 2, 2013 and October 27, 2012, the Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). A total of 5.0 million shares were issued at a weighted-average price of $7.34 per share in the nine months ended November 2, 2013 and a total of 3.3 million shares were issued at a weighted-average price of $10.40 per share under the ESPP in the nine months ended October 27, 2012. As of November 2, 2013, there was $27.9 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

The Company repurchased 6.1 million of its common shares for $71.3 million in cash during the three months ended November 2, 2013 and 22.9 million of its common shares for $203.0 million in cash during the three months ended October 27, 2012. The Company repurchased 33.2 million common shares for $354.1 million in cash during the nine months ended November 2, 2013 and 57.3 million common shares for $676.5 million in cash during the nine months ended October 27, 2012.The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. As of November 2, 2013, a total of 216.9 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.7 billion in cash and there was $258.4 million remaining available for future share repurchases.

Dividends

Cash dividends of $0.06 per share were paid for a total of $29.6 million in the three months ended November 2, 2013 and cash dividends of $0.18 per share were paid for a total of $89.6 million in the nine months ended November 2, 2013. Cash dividends of $0.06 per share were paid for a total of $33.5 million in the three months ended October 27, 2012 and cash dividends of $0.12 per share were paid for a total of $67.0 million in the nine months ended October 27, 2012.

On November 21, 2013, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on December 23, 2013 to shareholders of record as of December 12, 2013.

Future payment of a regular quarterly cash dividend on the Company’s common shares will be subject to, among other things, the best interests of the Company, the Company’s results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law and other factors that the Company’s board of directors may deem relevant. The Company’s dividend payments may change from time to time, and the Company cannot provide assurance that it will continue to declare dividends at all or in any particular amounts. In addition, developments in on-going litigation could affect the Company’s ability to make a dividend payment on a declared payment date until such time as the Company can meet statutory requirements under Bermuda law.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Cost of goods sold	$2,531	$1,944	$6,266	$5,842
Research and development	30,084	22,565	82,345	62,152
Selling and marketing	3,738	3,101	10,778	9,595
General and administrative	6,848	2,764	18,416	13,205

	$43,201	$30,374	$117,805	$90,794

Share-based compensation capitalized in inventory was $2.0 million at November 2, 2013 and $1.5 million at February 2, 2013.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Time-based Stock Options:
Weighted average fair value	$3.91	$3.27	$3.42	$5.57
Expected volatility	42%	46%	45%	44%
Expected term (in years)	5.0	4.8	5.0	4.8
Risk-free interest rate	1.5%	0.7%	0.8%	0.9%
Expected dividend yield	2.0%	2.3%	2.4%	0-2.3%

	Nine Months Ended
	November 2, 2013	October 27, 2012
Employee Stock Purchase Plan:
Estimated fair value	$3.45	$3.77
Volatility	40%	39%
Expected term (in years)	1.3	1.3
Risk-free interest rate	0.2%	0.2%
Dividend yield	2.2%	2.0%

Under the ESPP, there were no stock purchase rights granted in the three months ended November 2, 2013 and October 27, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” “will” and similar expressions identify such forward-looking statements. We make a number of forward-looking statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter; our expectations regarding market acceptance of our products using our innovative solutions; our expectations regarding sustained investments leading to new growth opportunities; our expectations regarding full certification in North America by the end of the year for our LTE solution; our ability to develop a single chip solution in the storage market that can drive lower price points and allow the market to grow; our expectations regarding the declaration of, timing of, funding of, payment of and quarterly amount of dividends; our expectations regarding industry trends; our expectations regarding our inventory levels; our expectations regarding the amount of our future sales in Asia; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the fourth quarter ending February 1, 2014 compared with the third quarter ended November 2, 2013; our expectations regarding the growth of solid state drive revenue; our expectations regarding the impact of legal proceedings and claims; our ability to meet our capital needs for at least the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding future growth opportunities; our plan regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding unrecognized tax benefits; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products and the impact of seasonality on demand; our expectations regarding defects; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical and intensely competitive; our ability and the ability of our customers to successfully compete in the markets in which we serve; our dependence on a small number of customers; the outcome of pending or future litigation and legal proceedings; the impact of international conflict and continued economic volatility in either domestic or foreign markets; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; and the impact of lengthy and expensive product sales cycles. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a leading global semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex Systems-on-a-Chip devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded ARM-based microprocessor integrated circuits. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution compared to individual components. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, mobile handsets and other consumer electronics, Ethernet-based wireless networking, personal area networking, Ethernet-based PC connectivity, control plane communications controllers, video-image processing and power management solutions. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. We are a fabless integrated circuit company, which means that we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

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

Results of Operations

Net revenue for the three months ended November 2, 2013 was higher by 19% compared to the three months ended October 27, 2012, led by year over year growth in the mobile and wireless end markets, together with stable growth in the storage market. On a sequential basis net revenue grew approximately 15% during the third quarter of fiscal 2014 compared to the second quarter of fiscal 2014 as we continued to see traction for mobile handsets and tablets based on our 3G unified platform, increased demand for our wireless products driven by the ramp up of new gaming platforms at two of our customers and stabilization in storage. We believe our sustained investments in advanced technologies leading to new innovations are beginning to pay off. We are seeing many of our customers introducing new devices using our innovative solutions, which we believe will drive success across all of our end markets. Our future growth is expected to be driven by areas such as mobile handsets, tablets, connectivity, smart home devices and solid state drives (“SSDs”).

•

In the mobile market, our 3G unified platform is in mass production at multiple top tier OEMs. For example, Samsung has successfully launched their 7-inch Galaxy Tab 3 globally based on our dual-core platform and China Mobile has selected our dual-core platform to launch its first branded smartphone. In addition to our dual-core devices, our quad-core platform is now in production with leading OEM customers who have introduced multiple quad-core smartphone models targeting the mass-market segments for both WCDMA and TD-SCDMA. We continue to make steady progress with our LTE solution, which passed qualifications in China, and is expected to achieve full certification in North America by the end of this year. Certification of our LTE solution at one major North American carrier is the latest milestone in our deployment of LTE technology.

•

In the wireless connectivity market, one of the new design wins is in the Google Chromecast, an innovative new product that allows consumers to seamlessly connect and stream video content from a small screen mobile device to any large screen. In the gaming market, our wireless connectivity solutions are being used in the new game consoles that are being launched for the holiday season. We expect wireless connectivity and other advanced features in these new game consoles to help drive growth for us in the industry in the upcoming year. In addition, in the smart phone market, we have on-going 100% attach rates on our new mobile platforms for our connectivity solutions with our 3G and 4G mobile platforms. We are seeing new opportunities for our connectivity solutions across multiple market segments.

•

In the storage market, we continue to execute well as the overall drive industry seems to have stabilized. We continue to grow within the hard disk drive (“HDD”) market as we have seen strong demand for our 500 gigabyte per platter products. In addition, we are seeing increased demand on enterprise drives at a top North America based HDD customer. Within the SSD market, our revenue has continued to grow and our strategy of partnering with top tier OEMs has resulted in excellent traction for our advanced SSD solutions. Our PCIe SSD solutions are now in mass production and we believe we have a lead in the market. We are also leveraging our technology leadership in HDD and SSD to help our customer migrate to hybrid storage devices. Here we are developing a single-chip solution that we believe will drive lower price points and allow the market to grow.

•

In the networking market, we experienced softer than expected demand from some of our enterprise networking customers in the third quarter of fiscal 2014 due to a weaker market overall, but we saw some improvement in Ethernet PHY products and a recovery in our PON products. However, we remain cautious and expect the recovery of the market to take longer than previously expected. We continue to make strong progress with development design activity for our product portfolio addressing the infrastructure portion of the market. We recently announced our first 28nm network processor and traffic management solutions with our Xelerated AX and HX family of products targeting the infrastructure market, where we have engaged with Tier-1 customers on these new high-performance products for their next generation networking equipment. We are making steady progress in increasing our footprint in the infrastructure market while continuing to take measures to improve our enterprise related business.

Our gross margin for the three months ended November 2, 2013 decreased compared to both the three months ended August 3, 2013 and October 27, 2012. As we expand our presence and grow revenue in the consumer space, we expect our gross margin to face downward pressure, as these end markets generally have lower average gross margins than the rest of our business. However, we expect growth in the consumer space will result in improvement to total gross margin dollars and operating profit. In addition, we are focused on efforts to improve both aspects of our gross profit, including through cost improvement and pricing.

Our financial position is strong and we remain committed to deliver shareholder value through our share repurchase and dividend programs.

•	Our cash, cash equivalents and short-term investments were $1.8 billion at November 2, 2013 and we generated cash flow from operations of $347.6 million through the third quarter of fiscal 2014.

•

We paid a cash dividend of $0.06 per share for a total of $29.6 million during the third quarter of fiscal 2014 and we recently announced a dividend of $0.06 per share to be paid during the fourth quarter of fiscal 2014.

•	We repurchased a total of 6.1 million of our common shares for $71.3 million in cash during the third quarter of fiscal 2014.

We are currently involved in a patent litigation action with Carnegie Mellon University (“CMU”) (See “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q and “Note 10 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of the risks associated with this matter and other patent litigation matters). A jury has awarded past damages of $1.17 billion, and CMU has sought pre-judgment damages of up to $322 million, post-judgment interest, attorneys’ fees, and an injunction and/or ongoing royalties. Due to the finding of willfulness during post trial proceedings, the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. We intend to appeal the final judgment and we would seek to stay any award of damages pending the appeal. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	49.9	48.0	48.0	46.9
Research and development	31.8	33.8	35.1	32.7
Selling and marketing	4.0	4.9	4.7	5.0
General and administrative	2.9	3.1	3.2	3.2
Amortization and write-off of acquired intangible assets	1.2	1.7	1.3	1.7

Total operating costs and expenses	89.8	91.5	92.3	89.5

Operating income	10.2	8.5	7.7	10.5
Interest and other income, net	0.2	0.3	0.5	0.4

Income before income taxes	10.4	8.8	8.2	10.9
Provision (benefit) for income taxes	(0.7)	0.0	(0.6)	0.2

Net income	11.1%	8.8%	8.8%	10.7%

Three and nine months ended November 2, 2013 and October 27, 2012

Net Revenue

	Three Months Ended			Nine Months Ended
	November 2, 2013	October 27, 2012	% Change	November 2, 2013	October 27, 2012	% Change
	(in thousands, except percentage)
Net revenue	$931,226	$780,881	19.3%	$2,472,651	$2,393,336	3.3%

Net revenue for the three months ended November 2, 2013 increased by $150.3 million or 19.3%, compared to the three months ended October 27, 2012. Net revenue for our mobile and wireless products increased significantly, due to successful launches of our new multi-core 3G mobile devices with key OEM’s into mobile handsets and tablets, and the increased demand for our wireless products driven by the ramp up of new gaming platforms at two of our customers. In our storage market, we saw higher HDD revenue, which was mostly driven by continued growth for our 500 gigabyte per platter products and increased demand for enterprise drives at a top North America based HDD customer. In addition, revenue for solid-state drive controllers increased significantly compared to the prior year, as these products continue to gain traction and popularity. Revenue for products in our networking market was lower in the three months ended November 2, 2013 compared to the prior year due to softer than expected demand from enterprise customers.

Net revenue for the nine months ended November 2, 2013 increased by and $79.3 million or 3.3% compared to the nine months ended October 27, 2012. This increase was driven by our storage products, as we continued to see growth for our 500 gigabyte per platter products and increased demand for enterprise drives at a top North America based HDD customer. These increases were partially offset by slightly lower revenue for our mobile and wireless products. Despite the significant increase in revenue for our mobile and wireless products in the three months ended November 2, 2013, revenue for the combined nine months was lower since the revenue for the nine months ended October 27, 2012 included significantly higher revenue from a North American handset customer. Revenue for products in our networking market was lower in the nine months ended November 2, 2013 compared to the prior year due primarily to a weaker market overall and its effect on our networking customers.

We currently expect overall net revenue for the three months ending February 1, 2014 to be in the range of $880 million to $920 million due to seasonal decreases in storage and non-mobile connectivity, offset by the continued ramp up of new mobile programs.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. We had two end customers who each represented greater than 10% of our total net revenue for the three and nine months ended November 2, 2013. Combined revenue from these two customers was 33% and 36% of total net revenue for the three and nine months ended November 2, 2013, respectively. No distributors accounted for more than 10% of our net revenue for the three and nine months ended November 2, 2013. We had one end customer who represented greater than 10% of our total net revenue for the three months ended October 27, 2012. We had two end customers who each represented greater than 10% of our total net revenue for the nine months ended October 27, 2012 and combined revenue from these two customers was 34% of total net revenue for the nine months ended October 27, 2012. In addition, we had one distributor who accounted for more than 10% of our net revenue for the three and nine months ended October 27, 2012. We expect to continue to experience similar customer concentration in future periods.

Most of our sales are expected to continue to be made to customers located outside of the United States, primarily in Asia. Sales to customers located in Asia represented 96% and 95% of our net revenue for the three and nine months ended November 2, 2013, respectively, compared to 92% and 90% of our net revenue for the three and nine months ended October 27, 2012, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	November 2, 2013	October 27, 2012	% Change	November 2, 2013	October 27, 2012	% Change
	(in thousands, except percentage)
Cost of goods sold	$464,981	$374,503	24.2%	$1,186,478	$1,122,664	5.7%
% of net revenue	49.9%	48.0%		48.0%	46.9%

Cost of goods sold as a percentage of net revenue was higher for the three and nine months ended November 2, 2013 compared to the three and nine months ended October 27, 2012. Although we continued to benefit from lower commodity costs driven by our ongoing effort to replace the use of gold in our products with copper, manufacturing costs were higher in the three and nine months ended November 2, 2013 due to increased royalty expense and the ramp up of new product designs in consumer-oriented products. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending February 1, 2014 to be slightly higher compared to the three months ended November 2, 2013.

Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Cost of goods sold	$2,531	$1,944	$6,266	$5,842
Research and development	30,084	22,565	82,345	62,152
Selling and marketing	3,738	3,101	10,778	9,595
General and administrative	6,848	2,764	18,416	13,205

	$43,201	$30,374	$117,805	$90,794

Share-based compensation expense increased by $12.8 million and $27.0 million for the three and nine months ended November 2, 2013, respectively, compared to the three and nine months ended October 27, 2012. These increases were primarily due to increased headcount in fiscal 2014, combined with higher expense related to the employee stock purchase plan. The offering price of the employee stock purchase plan was reset in June 2012 and also in December 2012 due to the decline in our stock price. In addition, equity awards granted in fiscal 2014 contained shorter vesting periods, which accelerated the share-based compensation expense.

Research and Development

	Three Months Ended			Nine Months Ended
	November 2, 2013	October 27, 2012	% Change	November 2, 2013	October 27, 2012	% Change
	(in thousands, except percentage)
Research and development	$296,291	$263,615	12.4%	$867,985	$783,760	10.7%
% of net revenue	31.8%	33.8%		35.1%	32.7%

Research and development expense increased by $32.7 million for the three months ended November 2, 2013 compared to the three months ended October 27, 2012. This increase was primarily attributable to higher personnel-related costs as a result of increased headcount to support new designs and higher average employee compensation, as well as higher computer-aided design tools and depreciation costs as we continue to invest in the development of innovative solutions. In addition, we incurred restructuring and other exit-related costs of $2.9 million, primarily associated with the closure of two sites in the three months ended November 2, 2013.

Research and development expense increased by $84.2 million for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012. This increase was primarily attributable to increased headcount and higher average employee compensation, as well as higher computer-aided design tools and depreciation cost.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	November 2, 2013	October 27, 2012	% Change	November 2, 2013	October 27, 2012	% Change
	(in thousands, except percentage)
Selling and marketing	$37,496	$38,398	(2.3)%	$116,033	$119,498	(2.9)%
% of net revenue	4.0%	4.9%		4.7%	5.0%

Selling and marketing expense decreased by $0.9 million and $3.5 million for the three and nine months ended November 2, 2013, respectively, compared to the three and nine months ended October 27, 2012. These decreases were attributable to lower expenses for marketing communication activities as a result of our efforts to control discretionary spending. Also included in selling and marketing expense for the three months ended November 2, 2013 were restructuring and other exit-related costs of $0.8 million.

General and Administrative

	Three Months Ended			Nine Months Ended
	November 2, 2013	October 27, 2012	% Change	November 2, 2013	October 27, 2012	% Change
	(in thousands, except percentage)
General and administrative	$26,589	$24,514	8.5%	$80,104	$75,937	5.5%
% of net revenue	2.9%	3.1%		3.2%	3.2%

General and administrative expense increased by $2.1 million for the three months ended November 2, 2013 compared to the three months ended October 27, 2012. This increase was due primarily to higher share-based compensation, which was partially offset by lower legal expenses for ongoing litigation matters. Also included in general and administrative expense for the three months ended November 2, 2013 were restructuring and other exit-related costs of $0.5 million.

General and administrative expense increased by $4.2 million for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012. This increase was due primarily to higher share-based compensation, which was partially offset by lower discretionary expenses as a result of our efforts to control costs.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	November 2, 2013	October 27, 2012	% Change	November 2, 2013	October 27, 2012	% Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$10,645	$13,054	(18.5)%	$31,969	$40,432	(20.9)%
% of net revenue	1.2%	1.7%		1.3%	1.7%

Amortization and write-off of acquired intangible assets decreased by $2.4 million and $8.5 million for the three and nine months ended November 2, 2013, respectively, compared to the three and nine months ended October 27, 2012. These decreases were primarily due to certain intangible assets that became fully amortized. In addition, the nine months ended October 27, 2012 included a $0.8 million write-off of in-process research and development related to an abandoned project.

Restructuring

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Research and development	$2,886	$2	$2,886	$46
Selling and marketing	795	(3)	795	(3)
General and administrative	527	130	933	1,060

	$4,208	$129	$4,614	$1,103

We recorded a $4.2 million charge primarily related to the closure of two sites in the three months ended November 2, 2013. This amount included $2.8 million of severance costs, $1.3 million for other exit-related costs in connection with vacating three facilities and $0.1 million for the write off of equipment. All activities related to the closure of the two sites were substantially completed by the end of the quarter.

During the nine months ended November 2, 2013, we also continued to make payments and incur on-going operating expenses related to vacated facilities under previous restructure actions.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	November 2, 2013	October 27, 2012	% Change	November 2, 2013	October 27, 2012	% Change
	(in thousands, except percentage)
Interest and other income, net	$1,536	$2,387	(35.7)%	$12,949	$9,308	39.1%
% of net revenue	0.2%	0.3%		0.5%	0.4%

Interest and other income, net, decreased for the three months ended November 2, 2013 compared to the three months ended October 27, 2012 primarily due to lower realized gains on investments and lower interest income from a lower rate of return. This was further reduced by the impact of the weakening of the U.S. dollar on our foreign currency denominated tax liabilities.

Interest and other income, net, increased for the nine months ended November 2, 2013 compared to the nine months ended October 27, 2012 primarily due to the impact of the strengthening of the U.S. dollar on our foreign currency denominated tax liabilities. This was partially offset by lower interest income from lower average cash and investment balances, lower realized investment gains, and higher imputed interest expense related to technology license obligations during the nine months ended November 2, 2013. We also had a $1.0 million write down of an equity investment during the nine months ended November 2, 2013.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	November 2, 2013	October 27, 2012	% Change	November 2, 2013	October 27, 2012	% Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$(6,396)	$368	(1,838.0)%	$(15,160)	$3,920	(486.7)%
% of net revenue	(0.7)%	0.0%		(0.6)%	0.2%

We had an income tax benefit in the three and nine months ended November 2, 2013, and our effective tax benefit was 6.6% and 7.5%, respectively. The income tax benefit for the three months ended November 2, 2013 included the current income tax liability of $4.3 million, which was offset by a net reduction in unrecognized tax benefits of $7.3 million, a $2.5 million tax benefit due to return-to-provision adjustments upon the filing of tax returns and a $0.9 million tax benefit from an increase in the deferred tax asset of a non-U.S. entity due to a change in its statutory tax rate. The net reduction in unrecognized tax benefits arose from the expiration of the statute of limitations, less an increase in current unrecognized tax benefit estimates.

The income tax benefit for the nine months ended November 2, 2013 included the current income tax liability of $11.3 million plus $0.7 million in settlements of audits in non-U.S. jurisdictions, which were offset by a net reduction in unrecognized tax benefits of $23.8 million, a $2.5 million tax benefit due to return-to-provision adjustments upon filing of tax returns in three months ended November 2, 2013 and a $0.9 million tax benefit from an increase in the deferred tax asset of a non-U.S. entity due to a change in its statutory tax rate in the three months ended November 2, 2013. The net reduction in unrecognized tax benefits primarily arose from the expiration of statute of limitations in non-U.S. jurisdictions and from the settlement of two audits in non-U.S. jurisdictions (one for $3.5 million and the other for $4.1 million), less an increase in current unrecognized tax estimates.

For the three and nine months ended October 27, 2012, our effective tax rate was 0.5% and 1.5%, respectively. The income tax provision for the three and nine months ended October 27, 2012 included the current income tax liability of $5.9 million and $14.5 million, respectively, which were primarily offset by net reductions in unrecognized tax benefits of $5.5 million in the three months ended October 27, 2012 and $11.5 million in the nine months ended October 27, 2012. These net reductions in unrecognized tax benefits primarily arose from the expiration of statute of limitations and from the settlement of audits in non-U.S. jurisdictions, less increases in current unrecognized tax benefit estimates.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits, and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $20 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.

We operate under tax holidays in certain countries, which may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $14.9 million for the nine months ended November 2, 2013. The benefit of the tax holidays on net income per share was less than $0.01 per share for the nine months ended November 2, 2013. A new corporate tax rate for Israel was officially published on August 5, 2013. The new rate of 26.5% is applicable beginning January 1, 2014 and includes corporations that are eligible for a beneficial tax regime.

Liquidity and Capital Resources

Our principal source of liquidity as of November 2, 2013 consisted of approximately $1.8 billion of cash, cash equivalents and short-term investments. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations. Specifically, with respect to the CMU litigation, a jury has awarded past damages of $1.17 billion, and CMU has sought pre-judgment damages of up to $322 million, post-judgment interest, attorneys’ fees, and an injunction and/or ongoing royalties. Due to the finding of willfulness during post trial proceedings, the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. We intend to appeal the final judgment and we would seek to stay any award of damages pending the appeal. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology. See the section entitled “Off-Balance Sheet Arrangements” below for a discussion of the effects on liquidity from the CMU litigation.

To the extent that our existing cash, cash equivalents and short-term investments and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also enter into additional acquisitions of businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $347.6 million for the nine months ended November 2, 2013. The cash inflows from operations for the nine months ended November 2, 2013 were due to $450.5 million of net income adjusted for non-cash items, partially offset by a negative effect from changes in working capital of $102.9 million. The cash outflow from working capital for the nine months ended November 2, 2013 was primarily driven by an increase in accounts receivable from higher revenue levels and higher inventories due to the ramp up of new products. This negative impact on working capital was partially offset by an increase in accounts payable primarily due to higher levels of production during the third quarter of fiscal 2014.

Net cash provided by operating activities was $524.4 million for the nine months ended October 27, 2012. The cash inflows from operations for the nine months ended October 27, 2012 were primarily due to $458.8 million of net income adjusted for non-cash items and a positive effect from changes in working capital of $65.6 million.

Net Cash Provided by Investing Activities

Net cash provided in investing activities was $82.1 million for the nine months ended November 2, 2013 compared to net cash provided by investing activities of $45.9 million for the nine months ended October 27, 2012. For the nine months ended November 2, 2013, net cash provided in investing activities was primarily generated from the sales and maturities of available-for-sale securities of $845.5 million less purchases of available-for-sale securities of $691.7 million. In addition, we paid $53.3 million for the purchase of property and equipment and $14.0 million for the purchase of technology licenses.

Net cash provided by investing activities for the nine months ended October 27, 2012 was generated from the sales and maturities of available-for-sale securities of $1.3 billion less purchases of available-for-sale securities of $1.2 billion. In addition, we paid $49.1 million for the purchase of property and equipment and $10.7 million for the purchase of technology licenses.

Net Cash Used in Financing Activities

Net cash used in financing activities was $385.2 million for the nine months ended November 2, 2013 compared to net cash used in financing activities of $687.0 million for the nine months ended October 27, 2012. For the nine months ended November 2, 2013, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program. Adjusted for the change in the current quarter and prior year for repurchases made within the final three days of a quarter that were accrued but not yet paid due to the standard three-day settlement period, we paid $376.3 million to repurchase shares during the nine months ended November 2, 2013. We also made payments of our quarterly dividends of $89.6 million. The cash outflow was partially offset by net proceeds of $86.9 million from the issuance of our common shares under our share-based plans less the minimum tax withholding on behalf of employees for net share settlements.

Net cash used in financing activities for the nine months ended October 27, 2012 was primarily attributable to repurchases under our share repurchase program of 57.3 million of our common shares in the open market for $676.5 million. The cash outflow was partially offset by net proceeds of $56.4 million from the issuance of our common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

We plan to appeal the final judgment issued by the District Court in the CMU litigation, regardless of the dollar amount of the final judgment. We anticipate that we will need a surety bond in connection with our appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit in Washington D.C., or possibly sooner while rulings on the remaining post-trial motions are pending. During October 2013, we entered into indemnity agreements with a consortium of insurers that would provide financial assurance that each of the insurers will be indemnified by us should a loss occur under a surety bond. We expect that under a surety bond, the surety companies would agree to guarantee to the District Court in Pittsburgh our payment of a specific amount, to be determined. Under a surety bond, cash, cash equivalents, and short term investments may need to be posted as collateral and classified as restricted cash in future filings. As of November 2, 2013 and as of the date of this filing, no surety bond has been issued. Therefore, these indemnity agreements have had no impact to our Condensed Consolidated Balance Sheets as of November 2, 2013.

Contractual Obligations

We presented our contractual obligations at February 2, 2013 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended August 3, 2013, other than as noted under the section entitled “Off-Balance Sheet Arrangements” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of November 2, 2013. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds and corporate debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of November 2, 2013, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $14.3 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of November 2, 2013, our investment portfolio included $19.2 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Since this time, many of the issuers have refinanced their debt and paid down the auction rate securities which have resulted in a smaller pool of outstanding securities. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. As of November 2, 2013, the fair value of auction rate securities in our investment portfolio was $3.0 million less than par value and the fair value was recorded in long-term investments.

Based on our balance of approximately $1.8 billion in cash, cash equivalents and short-term investments, and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value and do not have the intent to sell these auction rate securities until recovery. Since we consider the impairment to be temporary, we recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $15.1 million at November 2, 2013, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 3.9%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of November 2, 2013, our disclosure controls and procedures were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under the caption ‘Contingencies’ as set forth in “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 30, 2011 through November 2, 2013, our common shares have traded as low as $6.98 and as high as $20.42 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

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

We are currently involved in a patent litigation action involving Carnegie Mellon University, and, if we do not prevail on our post trial motions or our appeal of the verdict, we could be liable for substantial damages.

On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming MSI and us as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the HDD products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Due to the finding of willfulness during post trial proceedings, the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. In addition, CMU has disclosed in its post trial motions that it is seeking pre-judgment interest up to $322 million, post-judgment interest, attorneys’ fees, and an injunction and/or ongoing royalties. Post trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied our motion for mistrial. On September 23, 2013, the District Court denied our motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issues as well as our motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on the motion for a forthcoming opinion. On December 6, 2013, CMU filed a motion to permit registration of judgment and a motion for supplemental relief including a request to enjoin future share repurchases, any leveraged buyout or similar asset leveraging transaction, and dividends (including the dividend scheduled for December 23, 2013), in the absence of a court approved bond or other security. CMU requested expedited briefing but the District Court has not set a briefing schedule for CMU’s latest motions, and has yet to rule on the Company’s laches defense as well as CMU’s injunction motion. We believe that there are strong grounds for appeal and we intend to vigorously challenge the District Court’s judgment via an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., but there is no guarantee that we will be successful on appeal. Please see “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of litigation matters we are currently engaged in. Should the judge in the CMU case grant an injunction or if we are required to pay most or all of the damages awarded by the jury after all appeals have been exhausted, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We plan to appeal the final judgment issued by the District Court in the CMU litigation, regardless of the dollar amount of the final judgment. We anticipate that we will need a surety bond in connection with our appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit in Washington D.C., or possibly sooner while rulings on the remaining post-trial motions are pending. During October 2013, we entered into indemnity agreements with a consortium of insurers that would provide financial assurance that each of the insurers will be indemnified by us should a loss occur under a surety bond. We expect that under a surety bond, the surety companies would agree to guarantee to the District Court in Pittsburgh our payment of a specific amount, to be determined. Under a surety bond, cash, cash equivalents, and short term investments may need to be posted as collateral and classified as restricted cash in future filings. As of November 2, 2013 and as of the date of this filing, no surety bond has been issued. Therefore, these indemnity agreements have had no impact to our Condensed Consolidated Balance Sheets as of November 2, 2013.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 36% and 34% of our net revenue for the nine months ended November 2, 2013 and October 27, 2012, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

Regional Concentration:

Substantially all of our products are manufactured by third party foundries located in Taiwan. Our other sources for manufacturing are located in China and Singapore. In addition, substantially all of our third party assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including earthquakes, tsunamis or typhoons, or by political changes. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. Taiwan has experienced significant earthquakes in the past and may be subject to additional earthquakes that could disrupt manufacturing operations. In the event of a significant natural disaster or a quarantine or closure that affects our manufacturers in the Pacific Rim, our revenues, cost of goods sold and results of operations would be negatively impacted. In addition, if we were unable to quickly identify alternate manufacturing facilities, we could experience significant delays in product shipments, which could harm our results of operations.

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

If we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results. The risk of obsolescence and/or excess inventory is heightened for devices designed for consumer electronics due to the rapidly changing market for these types of products. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

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

We had approximately $2.0 billion of goodwill and $61.1 million of acquired intangible assets, net on our balance sheet as of November 2, 2013. Under generally accepted accounting principles in the United States (“GAAP”), we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges.

During the year ended February 2, 2013, we experienced a continued decline in our stock price which caused a substantial reduction in the reporting unit’s excess fair value over its net book value. Although we determined the fair value of our company was in excess of our carrying value, and therefore there was no impairment of goodwill as of February 2, 2013, if at some point our stock price were to decline and erodes our total market capitalization, we may be required to record an impairment charge in the future that could be material to our operating results.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 95% of our net revenue in the nine months ended November 2, 2013, 90% of our net revenue in fiscal 2013 and 88% of our net revenue in fiscal 2012.

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

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please see “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. In addition, as a result of a prior SEC settlement, we forfeited for three years our ability to invoke the “safe harbor” for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Because we could not benefit from the statutory safe harbor from June 2008 through June 2011, it may be more difficult for us to defend against any future claims based on any forward-looking statements issued during that timeframe.

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

The costs of complying with these laws could adversely affect our current or future business. In addition, future regulations may become more stringent or costly and our compliance costs and potential liabilities could increase, which may harm our current or future business.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amount, and statutory requirements under Bermuda Law, as well as on-going litigation, may require us to defer payment of declared dividends.

In May 2012, we announced the declaration of our first quarterly cash dividend. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Bermuda law, on-going litigation with CMU and other factors that the board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. In addition, developments in on-going litigation could affect our ability to make a dividend payment on a declared payment date until such time as we can meet statutory requirements under Bermuda law. A reduction in, a delay of, or elimination of our dividend payments could have a negative effect on our share price.

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

Dr. Sehat Sutardja, our Chairman and Chief Executive Officer, and Weili Dai, who serves as our President, are husband and wife, and Dr. Sehat Sutardja and Dr. Pantas Sutardja, our Vice President, Chief Technology Officer and Chief Research and Development Officer, are brothers. Together, these three individuals held approximately 21% of our outstanding common shares as of November 2, 2013. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended November 2, 2013.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended November 2, 2013 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 4 – August 31, 2013	1,825	$11.85	1,825	$308,133
September 1 – September 28, 2013	2,125	$11.94	2,125	$282,762
September 29 – November 2, 2013	2,148	$11.33	2,148	$258,419

Total	6,098	$11.70	6,098	$258,419

(1)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. During fiscal 2012, our board of directors authorized an additional $1.5 billion to be used to repurchase our common shares under the share repurchase program. During fiscal 2013, our board of directors authorized an additional $1 billion to be used to repurchase our common shares under the share repurchase program. This increases the total available under the share repurchase program to $3.0 billion. We intend to effect the share repurchase program in accordance with the conditions of Rule 10b-18 under the Exchange Act. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time. We may make repurchases in open market or privately negotiated transactions in order to effect our repurchases.

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

10.1#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on September 26, 2013

10.2#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan (for options granted on or after September 20, 2013), incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on September 26, 2013

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: December 6, 2013	By:	/s/ Brad D. Feller
Brad D. Feller
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on September 26, 2013

10.2#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan (for options granted on or after September 20, 2013), incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on September 26, 2013

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.