Form 10-K
period 2014-02-01
MARVELL TECHNOLOGY GROUP LTD
filed 2014-03-27
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $4,026 million based upon the closing price of $13.12 per share on the NASDAQ Global Select Market on August 2, 2013 (the last business day of the registrant’s most recently completed second quarter). Common shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common shares known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

As of March 20, 2014, there were 503.4 million common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2014 annual general meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

TRADEMARKS

Marvell®, Alaska®, ARMADA® Avanta®, Avastar®, Kirkwood®, Link Street®, Prestera®, Xelerated® and Yukon® are registered trademarks of Marvell International Ltd. and/or its affiliates. Any other trademarks or trade names mentioned are the property of their respective owners.

MARVELL TECHNOLOGY GROUP LTD.

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements and include statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” “will” and similar expressions identify such forward-looking statements. These forward-looking statements include, without limitation, statements relating to such matters as: our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter; our expectation regarding industry trends, including statements regarding the hard disk drive industry, the long-term evolution market, the market for hybrid solutions, the mobile and wireless market, the wireless connectivity market, the storage market, the networking market, our growth in the consumer space and seasonal trends in the gaming industry; our expectation that a significant percentage of our sales will continue to come from direct sales to key customers; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectation regarding the current economic environment; our expectations regarding future growth based on market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, operating expenses and shipments of certain products; the potential opportunities for a new generation of integrated circuit solutions in response to growing demand for products in the semiconductor industry; our expectations regarding our facilities and the sufficiency of our facilities; the anticipated features and benefits of our technology solutions; our ability to execute our business strategy; our plan to strengthen and expand our relationship with customers; our ability to anticipate the needs of our customers; our expectations that average selling prices of our products will continue to be subject to significant pricing pressures; our ability to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding competition and our ability to compete successfully in the markets for our products; our ability to reduce our customers’ overall system costs; our plan to attract new customers and retain existing customers by the introduction of new products; our continued efforts relating to the protection of our intellectual property, including claims of patent infringement; our expectations regarding the amount of customer concentration in the future; our expectations regarding the portion of our operations and sales outside of the United States, including the amount of our future sales in Asia; our expectations regarding our investment in research and development; our expected results, cash flows and expenses, including those related to sales and marketing, research and development and general and administrative; our expectations regarding acquisitions and investments; our expectations regarding net revenue, sources of revenue and make-up of revenue; our expectation regarding gross margin and events that may cause gross margin to fluctuate; our expectations regarding litigation and the impact of legal proceedings and claims; our expectations regarding the adequacy of our capital resources to meet our capital needs; our expectations regarding future impairment review of our goodwill and intangible assets; our ability to attract and retain highly skilled employees; our expectations regarding the effectiveness of our internal control over financial reporting; our plans regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding arrangements with suppliers; our expectations regarding the demand for our products; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding the effect of recent accounting pronouncements and changes in taxation rules; our expectations regarding alternative information storage technologies; our expectations regarding defects in our products; and our expectations regarding our share repurchase program and dividends; and our expectations regarding the tax benefits we receive.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to: the impact of international conflict and continued economic volatility in either domestic or foreign markets; our dependence upon the hard disk drive industry, which is highly cyclical; the impact of significant competition in the mobile and wireless communications markets; our dependence on a smaller number of customers; the outcome of pending or future litigation and legal proceedings; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal control over financial reporting; our ability to develop new and enhanced products; the impact of our complex products on market acceptance of our new products; our reputation with current or prospective customers; defects in our products; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand accurately; the success of our strategic relationships with customers; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the U.S. federal income tax laws and/or foreign tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; the impact of changes in management; the impact of natural disasters on our business; our ability to obtain and renew licenses from third parties; our ability to raise funds; our plans to implement and improve operational, financial and management systems; and the impact of environmental regulations. Additional factors that could cause actual results to differ materially include the risks discussed in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

In this Annual Report on Form 10-K, references to “Marvell,” “we,” “us,” “our” or the “Company” mean Marvell Technology Group Ltd. and its subsidiaries, except where it is made clear that the term means only the parent company.

PART I

Item 1.	Business

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip (“SoC”) devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of our product portfolio leverages the ARM technology portfolio. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers (“PHY”), mobile handsets, connectivity and other consumer electronics. We were incorporated in Bermuda in January 1995.

Our registered and mailing address is Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number there is (441) 296-6395. The address of our U.S. operating subsidiary is Marvell Semiconductor, Inc., 5488 Marvell Lane, Santa Clara, California 95054, and our telephone number there is (408) 222-2500. We also have operations in many countries, including Canada, China, India, Israel, Italy, Japan, Malaysia, Singapore, South Korea, Spain, Sweden, Switzerland and Taiwan. Our fiscal year ends on the Saturday nearest January 31. In this Annual Report on Form 10-K, we refer to the fiscal year ended January 27, 2007 as fiscal 2007, the fiscal year ended February 2, 2008 as fiscal 2008, the fiscal year ended January 29, 2009 as fiscal 2009, the fiscal year ended January 30, 2010 as fiscal 2010, the fiscal year ended January 29, 2011 as fiscal 2011, the fiscal year ended January 28, 2012 as fiscal 2012, the fiscal year ended February 2, 2013 as fiscal 2013, the fiscal year ended February 1, 2014 as fiscal 2014 and the fiscal year ending January 31, 2015 as fiscal 2015.

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

Platform Solutions

Over the last several years, we have transitioned from a supplier of standalone semiconductor components to a supplier of fully integrated platform solutions. Our platform solutions contain multiple intellectual property components in integrated hardware along with software that incorporates digital, analog and mixed-signal computing and communication technologies, designed and configured to provide an optimized solution compared to individual components. Our solutions have become increasingly integrated, with ever more components resulting in an all-in-one solution for a given customer’s end product. The demand for such highly integrated platform solutions is generally driven by technological changes and anticipation of the future needs of the device manufacturer and end user, as well as to an increasing extent by service providers, including cellular network carriers and Internet based applications providers. For example, in order to provide a complete solution for a specific handheld consumer electronics device, a device manufacturer may require a solution that integrates a high-performance applications processor, along with seamless communications capability with a 3G/4G Long-Term Evolution (“LTE”) multi-band modem, Wi-Fi, Bluetooth, radio frequency (“RF”), GPS and near field communication (“NFC”). In addition, a device manufacturer may require high-definition graphics processing, high-definition video and audio, and power management. These platforms will often cross multiple end markets, integrating components and technologies traditionally associated with one end market with components and technologies from another end market. For example, we may integrate an applications processor, traditionally associated with the mobile and wireless end market, with software and other components in an end user product targeting the home cloud. Therefore, it has become critical that our products across multiple end markets work together seamlessly.

In addition, software has become increasingly important to our business over the last several years, and we expect software to become even more important in the years to come. On-chip software, which acts as the “driver” for the functionality of the chip, has always been a critical part of our business. However, the software that we deliver with our chip has become significantly more complex as the range of uses and the needs in application-level software have increased. For example, a chip that we develop for a smartphone may need to include software that is compatible with the latest version of a specific company’s operating system that enables 3D user interface and graphics, and that works seamlessly with a variety of popular end user applications. These demands require a significant amount of up-front software development, testing, and often additional licensing.

Lastly, the market for consumer electronics devices is becoming increasingly standards-based. These standards change rapidly and often several different standards may exist and overlap in a single market. Our platforms are typically designed to operate seamlessly with all relevant standards, which require us to design products in anticipation of these relevant standards. For example, we have communications processors and software designed to operate on several different cellular standards, including GSM/ enhanced data for the GSM environment (“EDGE”) (2G), WCDMA (3G), TD-SCDMA (China 3G) and 4G LTE.

In summary, while providing the most advanced components at the lowest possible price remains critical to our business, continuing the transformation into a platform solutions provider through the integration of multiple components together with industry-leading software capability will continue to increase in importance to our overall success.

Our Markets and Products

During the early stages of the company, our core technologies were focused on the storage market. Today, we provide high-performance products for traditional hard disk drive (“HDD”) controllers to companies such as Seagate Technology, Toshiba Corporation and Western Digital Corporation. Over the past few years, we have expanded our core storage technologies by developing solid state flash drive (“SSD”) controllers, which are currently sold to flash providers, such as Micron, SanDisk and Toshiba and other companies who are building drives based on our SSD technologies. In addition, we have also developed unique high-performance solutions for the solid state hybrid drive (“SSHD”) market, which we expect to grow rapidly over the next few years.

As our business grew, we expanded into the networking market, where we developed industry-leading PHY devices and wired and wireless Ethernet-switching solutions, which enable high-speed transmission between communications systems that are sold by manufacturers of networking and wireless equipment, such as Brocade Communication Systems, Inc., Cisco Systems, Inc., FREEBOX, Hewlett Packard Company, Huawei Technologies Co., Ltd., Intel Corporation, Juniper Networks, Inc. and ZTE Corporation. We also provide complete smartphone and tablet platform solutions, including communications and applications processors, wireless connectivity, power management and other platform components, for customers such as BlackBerry, Huawei, Motorola Solutions, Samsung, Yulong and ZTE Corporation. We also provide printer SoC and system level solutions, including wireless, for both inkjet and laser jet printer systems for companies including Hewlett Packard Company. Our wireless products also are used on a standalone basis in consumer electronics devices, including smartphones, tablets, wireless access routers and gaming devices, by companies such as Cisco Systems, Microsoft Corporation, Samsung and Sony Corporation. In addition, we also provide video and application processors combined with our connectivity and power management for new consumer devices, such as the Google Chromecast.

Our current product offerings are primarily in three broad end markets: mobile and wireless, storage and networking. Our net revenue by end market for the last three fiscal years are as follows:

	Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	(in millions, except for percentages)
Mobile and Wireless	$839	25%	$823	26%	$969	29%
Storage	1,682	49%	1,495	47%	1,561	46%
Networking	670	20%	709	22%	698	21%
Other	213	6%	142	5%	165	4%

Total	$3,404		$3,169		$3,393

Mobile and Wireless

We offer a broad range of products for the mobile and wireless end market, including integrated communications processors, thin modems and connectivity solutions. Our solutions power the complete value chain of mobile and wireless devices that are designed to provide full-featured, media-rich experiences and robust services to everyone from the business user to the consumer.

Communications and Applications Processors

Our communications processors are highly integrated cellular SoC devices that enable mobile handset developers to address GSM/EDGE (2G), WCDMA (3G), TD-SCDMA (China 3G) and 4G LTE mobile network standards. Our communication products include high-performance multi-band baseband thin modems and applications processors in highly integrated low-power SoC platforms for voice, computation and multimedia-intensive mobile applications for smartphones and tablets.

The PXA920 was our first generation 3G communications processor solution that targeted the TD-SCDMA smartphone market. In fiscal 2013, we introduced our unified 3G platform with the PXA986, PXA988, and PXA1088 that address the worldwide WCDMA market and China 3G market. These solutions are highly integrated 3G SoC communications processors that feature advanced modem technologies, with PXA986 integrating a WCDMA modem and PXA988 integrating a TD-SCDMA modem. The PXA1088 integrates both WCDMA and TD-SCDMA modems with a high-performance quad-core application processor that enables a world-phone design. These products combine dual-core and quad-core gigahertz class applications processing performance with advanced 3D graphics and 1080p multimedia processing capability.

In fiscal 2014, we introduced the PXA1088LTE, our 4G LTE single-chip mobile SoC that integrates our multi-mode LTE modem with a high-performance quad-core application processor and graphic processing capabilities. This advanced solution is designed to provide high-performance, low-power mobile computing and support for all global mobile standards, including LTE frequency division multiplex (“LTE FDD”), time division LTE (“TD-LTE”), high speed packet access plus (“HSPA+”), time division HSPA+ (“TD-HSPA+”) and EDGE. All of our mobile platforms are complemented by our power management, RF and wireless connectivity solutions.

Thin Modems

Our thin modems allow us to target high-end applications and are highly optimized multi-mode baseband modem devices that enable the design of a wide-array of high-performance, low-power Internet-connected devices, targeting smartphones and tablets. Our thin modems incorporate a multi-band multi-mode design, which is capable of addressing global 3G and 4G mobile standards.

The PXA180x-series modem solutions are a series of highly integrated 4G LTE cellular thin modems supporting Release 9 category 4 (3GPP) FDD and TDD LTE, Release 8 (3GPP) WCDMA, Release 8 (3GPP) TD-SCDMA, and 2.5G (GSM/GPRS/EDGE) cellular standards. These devices target multiple applications, including smartphone, tablet, mobile hotspot, automotive and fixed data access points for enterprise and consumer use. The PXA180x-series modem platform is complimented by our power management, RF and in many instances wireless connectivity components. Our newest solutions are designed to support next-generation LTE standards with category 4 speeds, which can achieve up to 150 megabits-per-second downlink throughput. We are also investing in and designing next generation advanced LTE solutions for the smartphone, tablet and other high-volume markets.

Connectivity

Our Avastar family of wireless products include standalone Wi-Fi products, as well as multi-function SoCs which incorporate multiple wireless communications protocols, including Wi-Fi, Bluetooth, NFC and FM, delivered on a single chip. Historically, these products have been incorporated primarily in gaming systems, digital cameras, printers, and wireless access points and routers. In today’s increasingly connected and mobile lifestyle, the number and variety of products that require wireless communications have expanded significantly to include mobile phones, tablets, digital TV, set-top boxes, video dongles, in-car infotainment and smart appliances. Our products are well positioned for these devices by delivering low-power and high-performance functionality with the latest technologies, such as Wi-Fi Certified Passpoint, Wi-Fi Certified Miracast , IEEE 802.11ac, and Bluetooth Smart Ready. We have a broad wireless product portfolio that includes single stream 1x1, 2x2 MIMO and 4x4 MIMO devices, as well as Global Navigation Satellite System hybrid location products. In addition, the Avastar family of products are designed to provide a high degree of integration of radios, RF components, power management and memory.

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

Storage

We offer a broad range of integrated data storage products across all major technologies, including HDD, SSD, and SSHD controllers. In addition, we offer storage system products for complex storage area network solutions. These products provide increased performance and reduced power consumption for enterprise, desktop and mobile storage systems. These integrated SoCs feature ultra-fast read channels, high-performance processors, transceivers, DDR RAM controllers and cryptographic engines.

Hard Disk Drive Controllers

HDD controllers provide high-performance input/output (“I/O”) interface control between the HDD and the host system. We support a variety of host system interfaces, including SATA, SAS, PCIe and USB, which can support the complete range of enterprise, desktop and mobile HDDs. We are the leading HDD controller supplier and currently supply products to all of the major hard drive manufacturers. Our HDD controllers with advanced 500-gigabyte-per-platter technology for mobile HDDs provide a technological advantage that enables a higher level of data storage on a smaller form factor.

Solid-State Drive Controllers

Our SSD controller SoCs are targeted at the growing market for flash-based storage systems, for the enterprise, consumer and mobile markets. Our SSD controllers leverage significant portions of intellectual property and software developed for the HDD market. Additionally, we incorporate unique intellectual property and development required to ensure stable device operation. We have also leveraged our technology in consumer SSD controllers and have developed a family of SSD controller-based solutions designed for the smartphone and tablet markets. We support a variety of host system interfaces, including PCIe, SATA, SAS and emerging mobile standards for a complete range of enterprise, desktop and mobile SSD applications.

Solid State Hybrid Drive Controllers

A SSHD is a HDD that also contains flash memory, thereby leveraging the low cost of a HDD with the performance of a SSD. Our SSHD controller SoCs include the technology required for HDD operation as well as a high-speed interface for the on-drive flash memory.

Networking

Residential, enterprise, and service provider networks are experiencing rapid change. To meet these challenges, our Networking business is evolving by investing and adding technologies required for the build-out of new network architectures. We are focusing on cloud infrastructure and service provider infrastructure.

•

Residential networks are where personal applications and data reside within the privacy and control of a residential network. Our products are designed to allow a multitude of smart devices to share content and manage home services.

•	Enterprise networks represents the next generation of the network that enables a more mobile workforce, global collaboration, increased bandwidth and enhanced security.

•

Service Provider networks encompass the converged wireless and wireline public infrastructure and low-power commercial data centers, where we are focused on the convergence of networking, computing and storage technologies.

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

Our Discovery Innovation family of products provides a complete SoC solution based on our embedded CPU technology. These high performance, low-power, highly integrated processors are ideally suited to a wide range of applications, ranging from sophisticated routers, switches and wireless base stations to high volume laser printer applications.

The Xelerated product family provides programmable network processing solutions designed for carrier Ethernet, access, aggregation, mobile backhaul, transport and data-center (mobile cloud) platforms, where high-performance-per-watt, enhanced quality of service is an essential metric.

Our Link Street family of 10/100 Fast Ethernet and Gigabit switches is targeted to the small office and home office market, where cost, ease-of-use and flexibility are critical. These devices are targeted at applications, such as standalone switches, media converters, Internet protocol phones, firewall appliances, wireless and wired gateway routers, and wireless access points. When integrated with a high-performance ARM-based embedded microprocessor, a media access controller and PHY interface, our Link Street family of products provides an integrated single-chip solution for small and medium-size business applications, as well as residential applications.

The Prestera DX family of Gigabit Ethernet (“GbE”) switches offer integration and performance for small and medium-size business networks, and mobile access and backhaul infrastructure networks. These products are designed to enable system vendors to design affordable, plug-and-play, high-density and standalone switches, which address the cost-sensitive desktop switching market. The Prestera EX family of enterprise switches is designed to deliver exceptional price and performance. The Prestera EX family delivers a complete line of Fast Ethernet, GbE and 10GbE switching solutions.

The Prestera CX family of 10GbE and 40GbE switches is designed for the new generation of high density data centers and optical broadband, as well as the convergence of data and storage networks. Using standards-based congestion management capabilities and dynamic power management, these products enable virtualization, cloud computing and “software as a service.”

Our Alaska family of Ethernet transceiver products includes high-performance and low-power Gigabit and 10/40 Gigabit PHY devices. These physical layer transceivers compliment Marvell’s switch and SoC products and address enterprise switching, server and telecom applications. The Alaska family of products enables the accelerated deployment of 10/40GbE capable systems for the LAN, metropolitan area network (“MAN”) and wide area network (“WAN”) markets over both fiber and copper media. Our low-power, low-cost solutions are designed to address network connectivity for client systems, such as PCs, gaming systems and digital TVs.

Our Yukon family of connectivity products includes integrated, single-chip solutions, based on our proven enterprise-class Alaska family of products. These products are offered in an ultra-small form factor with low-power consumption and are targeted for client and server network interface cards.

Our Avanta product family provides solutions for next generation broadband, based on Ethernet passive optical network (“EPON”) and Gigabit passive optical network (“GPON”) architectures. These products consist of a highly integrated Gateway-on-a-Chip solution, Ethernet and packet processing, voice processing, power management and applications processors. The Avanta product is designed to meet the needs of next generation networks and the significant increases in required bandwidth, including high-quality video, online gaming and conferencing.

Other Products

Printing Solutions

Our printer SoC products power many of today’s laser and ink printers and multi-function peripherals. These SoCs include a family of printer-specific standard products as well as full-custom printer ASICs. We continue to pioneer and lead printing technologies including 3D printing and mobile printing.

Smart Home Products

Our smart home product portfolio includes the ARMADA 1500 family SoC and other products that are designed to enable the next generation of connected consumer platforms, and to enhance the eco-friendly “Connected Lifestyle” throughout the home, ranging from broadband access, home networking, home entertainment and home automation. Focused on complete solutions for service providers and OEMs, products from Smart Home are found in smart TVs, set-top boxes, multi-screen dongles such as Google Chromecast, smart lighting and smart appliances.

Financial Information about Segments and Geographic Areas

We have determined that we operate in one reportable business segment: the design, development and sale of integrated circuits. For further information, please see “Note 13 — Segment and Geographic Information” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Customers, Sales and Marketing

Due to the increased importance of being able to offer fully integrated platforms to our customers, which combine multiple products, including products generally associated with multiple end markets, our sales force is strategically aligned along key customer lines. In this way, we believe we can more effectively offer a broader set of content into our key customer’s end products, without having multiple product groups separately engage the same customer. We complement and support our direct sales force with manufacturers’ representatives for our products in North America, Europe and Asia. In addition, we have distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use third party logistics providers, who maintain warehouses in close proximity to our customer’s facilities. We expect a significant percentage of our sales will continue to come from direct sales to key customers. We use field application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems designs that incorporate our products. We believe that superior field applications engineering support plays a pivotal role in building long-term relationships with customers by improving our customers’ time-to-market, maintaining a high level of customer satisfaction and encouraging customers to use our next-generation products.

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

The target customers for our storage products are manufacturers of HDDs, SSDs and SSHDs for the enterprise, desktop and mobile computing markets.

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

The target customers for our communications and applications processor products are manufacturers of mobile handsets, tablets, ultrabooks and a large variety of other handheld, portable consumer applications. Our target customers for our wireless and personal area networking products include manufacturers of wireless LAN solutions for small-and-medium size businesses, small office/home office and residential gateway solutions as well as manufacturers of a variety of new consumer applications such as mobile handsets, tablets, gaming devices and home entertainment multimedia client devices.

The target customers for our digital video processing products include manufacturers of consumer electronic devices, such as digital TVs, HD-based media players, HD-based set-top-boxes, media clients and audio-visual receivers. The target customers for our power management and green technology products are very diverse and include manufacturers of many different electronic devices.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant end customers is presented in the following table as a percentage of net revenue:

	Year Ended
Customer	February 1, 2014	February 2, 2013	January 28, 2012
Western Digital	24%	24%	19%
Seagate	12%	10%		*
Toshiba	*	10%		*

*	Less than 10% of net revenue

In fiscal 2013, Western Digital acquired Hitachi’s HDD unit and in fiscal 2012, Seagate acquired the HDD operations of Samsung.

Our sales are made under purchase orders typically received between two and four months prior to the scheduled delivery date. These purchase orders can be cancelled without charge if notice is given within an agreed upon period. Because of the scheduling requirements of our foundries, we generally place firm orders for products with our suppliers generally up to 16 weeks prior to the anticipated delivery date and typically prior to an order for the product. These lead times typically change based on the current capacity at the foundries.

A significant number of our products are being incorporated into consumer electronics products, including gaming devices and personal computers, which are subject to significant seasonality and fluctuations in demand. Holiday and back to school buying trends may at times negatively impact our results in the first and fourth quarter and positively impact our results in the second and third quarter of our fiscal years. In addition, the timing of new product introductions by our customers may cause variations in our quarterly revenues, which may not be indicative of future trends.

Backlog

Our sales are made primarily pursuant to standard purchase orders for delivery of products. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. Due to an industry practice that allows customers to cancel or change purchase orders with limited notice prior to the scheduled shipment dates, we believe that backlog is not a reliable indicator of future revenue. In addition, an increasing portion of our revenue is related to inventory pulled by customers from third-party logistics providers. As such, this revenue would not be included in the backlog. Our backlog also includes orders from distributors for which revenue is not recognized until the products are sold to end customers.

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

We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, CMOS technology and system-level architectures. We have invested and will continue to invest significant funds for research and development. Our research and development expense was $1.2 billion, $1.1 billion and $1.0 billion in fiscal 2014, 2013 and 2012, respectively.

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

Assembly and Test

We outsource all product packaging and testing requirements for our production products to several assembly and test subcontractors, including STATS ChipPAC Ltd. in China, Singapore and Taiwan; Global Testing Corporation in Taiwan; Siliconware Precision Industries in China and Taiwan; ASE Electronics in China, Malaysia, Singapore and Taiwan; and Amkor in Philippines, South Korea and Taiwan.

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

As of February 1, 2014, we have been issued and/or have acquired over 4,200 U.S. patents and over 1,200 foreign patents with expiration dates ranging from 2014 to 2034. We also have more than 2,700 U.S. and foreign pending patent applications on various aspects of our technology; however, we cannot be certain whether we will be issued patents as a result of these applications. Furthermore, it is possible that our patents may be invalidated, circumvented, challenged or licensed to others. Additionally, the laws of some foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or proprietary information to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely in these countries. We may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations.

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

The integrated circuit industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in significant and often time consuming and expensive litigation. From time to time, we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused the proprietary rights of other parties. Although we defend these claims vigorously, it is possible that we will not prevail in pending or future lawsuits. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. Any of these claims could materially and adversely affect our business, financial condition and results of operations. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend. In that event, our business, financial condition and results of operations could also be materially and adversely affected. In any of the pending or future claims or actions asserted against us, we may seek to obtain licenses under a third party’s intellectual property rights; however, we may not be able to obtain such licenses on commercially reasonable terms, if at all. See “Risk Factors” under Item 1A of this Report on Form 10-K and “Note 10 — Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8, of this Annual Report on Form 10-K for further discussion of the risks associated with patent litigation matters.

Competition

The markets for our products, particularly in the mobile and wireless end market, are intensely competitive, characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and pricing pressures imposed by high-volume customers. Competition has intensified as a result of the increasing demand for higher levels of integration and smaller process geometries, and we expect competition to intensify as current competitors continue to strengthen their product offerings and new competitors enter our markets.

We believe that our ability to compete successfully in the rapidly evolving markets for our products depends on a number of factors, including the:

•	performance, features, quality and price of our products;

•	timing and success of new product introductions by us, our customers and our competitors;

•	emergence, and rate of adoption and acceptance of new industry standards;

•	ability to obtain adequate foundry capacity; and

•	number and nature of our competitors in a given market.

By end market our major competitors are as follows:

Mobile and Wireless	Storage	Networking

Broadcom Corporation	LSI Corporation	Broadcom Corporation

MediaTek, Inc.		Freescale Semiconductor Holdings I, Ltd.

QUALCOMM Incorporated		LSI Corporation

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

Employees

As of February 1, 2014, we had a total of 7,355 employees.

Executive Officers of the Registrant

The following table shows information about our executive officers as of March 20, 2014:

Name	Age	Position(s)
Dr. Sehat Sutardja	52	Chief Executive Officer and Chairman of the Board
Weili Dai	52	President
Michael Rashkin	68	Chief Financial Officer
Dr. Zining Wu	41	Chief Technology Officer

Dr. Sehat Sutardja, one of our co-founders, has served as the Chief Executive Officer and Chairman of our Board of Directors since 1995 (from 1995 to 2003 he was Co-Chairman of the Board of Directors). While remaining deeply involved in the daily challenges of running a global growth company, Dr. Sutardja participates heavily in our engineering and marketing efforts across analog, video processor, and microprocessor design while offering input across all of our other product lines. Dr. Sutardja is widely regarded as one of the pioneers of the modern semiconductor age. His breakthrough designs and guiding vision have revolutionized numerous industry segments, from data storage to the high-performance, low-power chips now driving the growing global markets for mobile computing and telephony. For his relentless innovation, he has been awarded more than 360 patents and has been named a Fellow of IEEE. In 2006, Dr. Sutardja was recognized as the Inventor of the Year by the Silicon Valley Intellectual Property Law Association. Dr. Sutardja also served as President from 2003 to June 2013. Dr. Sutardja holds an M.S. and Ph.D. in Electrical Engineering and Computer Science from the University of California at Berkeley. Dr. Sutardja received a B.S. in Electrical Engineering from Iowa State University. Dr. Sutardja is the husband of Ms. Dai.

Ms. Weili Dai, one of our co-founders, has served as President of the Company since July 2013. Widely considered a technology visionary, Ms. Dai is the only woman co-founder of a global semiconductor company. Her business acumen, strategic thinking, product leadership, endless passion and personal network have contributed greatly to Marvell’s success. Her close relationship with Marvell’s customers and the foundation of the trust shared with them have given her a strong reputation for professionalism and integrity throughout the technology industry. Prior to her appointment as President, Ms. Dai served as a Vice President of MSI from 2008 to July 2013, including the position of General Manager of the Communications & Consumer Business of MSI since September 2011 and General Manager of the Communications and Computing Business Unit of MSI from March 2009 to September 2011. From 1995 to May 2007, Ms. Dai served as Chief Operating Officer, Executive Vice President and a member of the Board of Directors of the Company. Ms. Dai holds a B.S. degree in Computer Science from the University of California at Berkeley. Ms. Dai is the wife of Dr. Sutardja.

Michael Rashkin has served as our Chief Financial Officer since February 2014 and served as our Interim Chief Financial Officer from December 2013 to February 2014. Mr. Rashkin served as President of the Marvell Charitable Fund from March 2011 to November 2013. From January 2008 to March 2011, Mr. Rashkin served as Vice President of Taxes and General Tax Counsel of MSI. From July 2007 to January 2008, Mr. Rashkin served as Interim Chief Financial Officer of the Company. In 2007, Mr. Rashkin was appointed Special Assistant to the CEO and Vice President of Strategic Development of MSI. Prior to 2007, Mr. Rashkin was Vice President and General Tax Counsel of MSI from 2005 to 2007. From 2000 to 2005, Mr. Rashkin served as Director of Taxes and General Tax Counsel of MSI and Director of Taxes and Tax Counsel of MSI from 1999 to 2000. Mr. Rashkin holds an LL.M. from the New York University Graduate School of Law, a J.D. from St. John’s University School of Law and a B.S. from Brooklyn College, City University of New York. Mr. Rashkin is a member of both the California and New York bars.

Dr. Zining Wu has served as our Chief Technology Officer since January 2014. From August 2008 to January 2014, Dr. Wu served as MSI’s Vice President, Data Storage Technology. Prior to August 2008, Dr. Wu worked as an engineer and in various managerial roles in MSI’s Storage group since July 1999. Dr. Wu holds a BS in Electronic Engineering from Tsinghua University in Beijing, China, and a M.S. and Ph.D. in Electrical Engineering from Stanford University. Dr. Wu holds over 230 U.S. patents and has published eight technical papers and a book related to data storage technology.

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 30, 2011 through February 1, 2014, our common shares have traded as low as $6.98 and as high as $20.42 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

The semiconductor industry and specifically the mobile and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. This has especially intensified as semiconductor companies have begun to offer more integrated platforms. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we expect we will face significant competition in the transition into the LTE market. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of this trend to platform integration. As competition in the markets in which we operate continues to increase, our revenues and gross margins may decline. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the mobile and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

In addition, semiconductor providers have recently experienced consolidation. For example, Broadcom Corporation acquired NetLogic Microsystems in February 2011 and Texas Instruments Incorporated acquired National Semiconductor in September 2011. Other pending transactions may further consolidate competition in our industry. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

We are currently involved in a patent litigation action involving Carnegie Mellon University, and, if we do not prevail on post-trial motions or appeal of the verdict, we could be liable for substantial damages.

On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvel Semiconductor, Inc. and us as defendants, and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the HDD products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Due to the finding of willfulness during post-trial proceedings, the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. In addition, CMU has disclosed in its post-trial motions that it is seeking pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied our motion for mistrial. On September 23, 2013, the District Court denied our motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issues as well as our motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a forthcoming opinion. On January 14, 2014, the District Court denied our post-trial motion on laches. We believe that there are strong grounds for appeal and we intend to vigorously challenge the District Court’s judgment via an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., but there is no guarantee that we will be successful on appeal. Please see “Note 10 — Commitments and Contingencies” of our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed description of a number of litigation matters we are currently engaged in. Should the District Court in the CMU case grant an injunction or if we are required to pay most or all of the damages awarded by the jury after all appeals have been exhausted, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We plan to appeal the final judgment issued by the District Court in the CMU litigation, regardless of the dollar amount of the final judgment. The parties are currently engaged in discussions before a Special Master concerning the bonding of the judgment pending appeal. During October 2013, we entered into indemnity agreements with a consortium of insurers that would potentially provide financial assurance that each of the insurers will be indemnified by us should a loss occur under a surety bond. As of February 1, 2014 and as of the date of this filing, no final judgment has been issued and no surety bond has been issued. Therefore, these indemnity agreements have had no impact to our Consolidated Balance Sheets as of February 1, 2014. We expect that under a surety bond, the surety companies would agree to guarantee to the District Court our payment of a specific amount, to be determined. However, the terms of any surety bond arrangements have not been finalized, and we cannot be certain that a surety bond will be available to us in sufficient amount to cover the full amount of a final judgment or on commercially reasonable terms. If we cannot obtain a surety bond in sufficient amount or on commercially reasonable terms, or if the District Court in the CMU litigation does not approve alternative arrangements to stay execution of the judgment pending our appeal, our business could be harmed. For example, if, under a surety bond, we must post our cash, cash equivalents and short term investments as collateral, we may be restricted from using such assets in the operation of our business and such assets would be classified as restricted cash in future filings.

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

We may also be required to indemnify some customers under our contracts if a third party alleges, or a court finds, that our products have infringed upon the proprietary rights of other parties. From time to time, we have agreed to indemnify select customers for claims made against our products, where such claims allege infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights. If we are required to make a significant payment under any of our indemnification obligations, our results of operations may be harmed.

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, or if any of these key customers experience a significant decline in market share, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 36% of our net revenue for the year ended February 1, 2014. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we currently rely on several third-party foundries to produce our integrated circuit products. We also currently rely on several third-party assembly and test subcontractors to assemble, package and test our products. This exposes us to a variety of risks, including the following:

Regional Concentration:

Substantially all of our products are manufactured by third-party foundries located in Taiwan. Our other sources for manufacturing are located in China and Singapore. In addition, substantially all of our third-party assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including earthquakes, tsunamis or typhoons, or by political changes. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. Taiwan has experienced significant earthquakes in the past and may be subject to additional earthquakes that could disrupt manufacturing operations. In the event of a significant natural disaster or a quarantine or closure that affects our manufacturers in the Pacific Rim, our revenues, cost of goods sold and results of operations would be negatively impacted. In addition, if we were unable to quickly identify alternate manufacturing facilities, we could experience significant delays in product shipments, which could harm our results of operations.

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

In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If we or any of our foundry subcontractors experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third-party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our results of operations, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We are exposed to potential impairment charges on certain assets.

We had approximately $2.0 billion of goodwill and $49.0 million of acquired intangible assets, net on our balance sheet as of February 1, 2014. Under generally accepted accounting principles in the United States (“GAAP”), we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges.

Our stock price has steadily improved throughout fiscal 2014. However, we experienced a decline in our stock price during fiscal 2013, which caused a substantial reduction in the reporting unit’s excess fair value over its net book value. Although we determined the fair value of our company was in excess of our carrying value, and therefore there was no impairment of goodwill at that time, if at some point our stock price were to decline and erode our total market capitalization, we may be required to record an impairment charge in the future that could be material to our operating results.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 95% of our net revenue in fiscal 2014, 90% of our net revenue in fiscal 2013 and 88% of our net revenue in fiscal 2012.

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

Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs or our third-party manufacturers have significant cost will increase the cost of such operations, which could harm our results of operations. For example, we have large fixed costs in Israel, which will become greater if the U.S. dollar declines in value versus the Israeli shekel. On the other hand, substantially all of our sales have been denominated in U.S. dollars.

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

We obtained an undertaking from the Minister of Finance of Bermuda in fiscal 2013 under the Exempt Undertakings Tax Protection Act 1966, as amended, that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. We cannot assure that any future elected Government of Bermuda would not amend the Exempted Undertaking Tax Protection Act 1966 such that tax would be imposed in Bermuda.

The Singapore Economic Development Board (“EDB”) initially granted a 10-year Pioneer Status in July 1999 to our subsidiary in Singapore if we met several requirements as to investments, headcount and activities. In October 2004, our subsidiary in Singapore was granted a second incentive known as the Development and Expansion Incentive (“DEI”), which was retroactively effective to July 2004 and is renewable every 5 years. The DEI was to benefit the non-Pioneer income. In June 2006, the EDB agreed to extend the Pioneer status for 15 years to June 2014. In 2009, the EDB renewed the DEI to June 2014. The maximum period for the Pioneer Incentive is 15 years; therefore, our subsidiary is no longer eligible to apply for this incentive. We are currently in discussion with the EDB to extend the DEI through June 2019. DEI can be enjoyed up to 40 years. Renewals and extensions of such tax incentives are at the discretion of the Singapore government. An extension of this tax incentive arrangement has not yet been granted by the Singapore government beyond its expiration in June 2014. Absent these tax incentives, the corporate income tax rate in Singapore would otherwise be 17%.

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

There can be no assurance that we will continue to declare cash dividends at all or in any particular amount, and statutory requirements under Bermuda Law, as well as ongoing litigation, may require us to defer payment of declared dividends.

In May 2012, we announced the declaration of our first quarterly cash dividend. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, the best interests of our company, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law, developments in our ongoing litigation with CMU and other factors that the board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. In addition, developments in ongoing litigation could affect our ability to make a dividend payment on a declared payment date until such time as we can meet statutory requirements under Bermuda law. A reduction in, a delay of, or elimination of our dividend payments could have a negative effect on our share price.

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

Two of our officers own a large percentage of our voting stock and, together with another significant shareholder, are related by blood or marriage. These factors may allow the officers and directors as a group or the related individuals to influence the election of directors and the approval or disapproval of significant corporate actions.

Dr. Sehat Sutardja, our Chairman and Chief Executive Officer, and Weili Dai, who serves as our President, are husband and wife. Together, these two officers, along with a third related shareholder, held approximately 20% of our outstanding common shares as of March 1, 2014. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

Under Bermuda law, all of our officers, in exercising their powers and discharging their duties, must act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances. Majority shareholders do not owe fiduciary duties to minority shareholders. As a result, the minority shareholders will not have a direct claim against the majority shareholders in the event the majority shareholders take actions that damage the interests of minority shareholders. Class actions are generally not available to shareholders under the laws of Bermuda, although there is some suggestion that their use may be gaining favor. Bermuda law permits, in exceptional circumstances, the bringing of derivative actions, i.e., for a shareholder to bring an action in our name, when it would otherwise be an action that the company would bring itself. In order to bring a derivative action, a shareholder would have to show (i) “fraud on the minority,” that is acts which amount to an unconscionable use of majority power resulting or likely to result in loss or unfair discriminatory treatment of the minority; and (ii) that the alleged wrongdoers have control of the company. In addition, a shareholder may be able to bring a claim when the shareholder alleges that the wrong has been done to the shareholder personally in his or her capacity as shareholder. Typically, shareholders’ personal claims arise from a breach or threatened breach of the bye-laws.

The Companies Act 1981 of Bermuda, as amended, provides that when one or more shareholders believe the affairs of a company are being conducted in a manner which is oppressive or prejudicial to the interest of some of such shareholders and others, a Bermuda court, upon petition, may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company, and in the case of a purchase of the shares by the company, for the reduction accordingly of the company’s capital or otherwise.

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

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third-party foundries and assembly and test subcontractors. In the event of a natural disaster (such as an earthquake or tsunami), political or military turmoil, widespread health issues or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.

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

Our Bye-Laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers and directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties with or for us, other than with respect to any matter involving any fraud or dishonesty on the part of the officer or director or to any matter arising under U.S. federal securities laws. This waiver will limit the rights of our shareholders to assert claims against our officers and directors unless the act complained of involves fraud or dishonesty or arises as a result of a breach of U.S. federal securities laws. Therefore, so long as acts of business judgment do not involve fraud or dishonesty or arise as a result of a breach of U.S. federal securities laws, they will not be subject to shareholder claims under Bermuda law. For example, shareholders will not have claims against officers and directors for a breach of trust, unless the breach rises to the level of fraud or dishonesty, or arises as a result of a breach of U.S. federal securities laws.

Our Bye-Laws contain provisions that could delay or prevent a change in corporate control, even if the change in corporate control would benefit our shareholders.

Our Bye-Laws contain change in corporate control provisions, which include:

•	authorizing the issuance of preferred stock without further shareholder approval; and

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

Our U.S. headquarters, housing the majority of our research and design function as well as elements of sales, marketing, administration and operations, is located in Santa Clara, California. We own the Santa Clara facility, which consists of approximately 993,000 square feet on 33.8 acres of land. We also own buildings in China (approximately 115,000 square feet), Singapore (approximately 340,000 square feet) and Switzerland (approximately 26,000 square feet) which are used for operations, research and design, sales, marketing and administrative functions. In addition to these properties, we lease approximately 351,000 square feet in Israel and 217,000 square feet in China for research and design, administration and operations, for which the lease terms expire in various years from 2014 through 2025. We also lease smaller facilities in Bermuda, Canada, China, India, Italy, Japan, Malaysia, South Korea, Spain, Sweden, Taiwan, and the United States which are occupied by administrative, sales, design and field application personnel. Based upon our estimates of future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year.

Item 3.	Legal Proceedings

The information set forth under “Note 10 — Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the NASDAQ Global Select Market under the symbol “MRVL.” Our common shares began trading on June 27, 2000, upon completion of our initial public offering. For fiscal 2014 and fiscal 2013, the following table shows for the periods indicated the high and low sales prices for our common shares on the NASDAQ Global Select Market.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$10.99	$9.16	$16.86	$14.47
Second Quarter	$13.18	$10.46	$15.26	$10.27
Third Quarter	$13.51	$10.87	$12.33	$7.32
Fourth Quarter	$15.82	$11.78	$9.60	$6.98

As of March 20, 2014, the approximate number of record holders of our common shares was 142 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since January 31, 2009 through February 1, 2014. The graph compares a $100 investment on January 31, 2009 in our common share with a $100 investment on January 31, 2009 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

	1/31/09	1/30/10	1/29/11	1/28/12	2/2/13	2/1/14
Marvell Technology Group Ltd.	100.00	239.09	262.83	216.60	132.71	212.72
S&P 500	100.00	133.14	162.67	169.54	197.98	240.58
PHLX Semiconductor	100.00	149.43	205.06	214.60	229.42	275.29

Dividends

In May 2012, we announced the initiation of paying our first quarterly dividend of $0.06 per share. Our board of directors declared quarterly cash dividends of $0.06 per share payable to holders of our common shares in each quarter of fiscal 2014 and in each of the last three quarters of fiscal 2013. As a result, we paid cash dividends of $29.9 million in the three months ended February 1, 2014, and during fiscal 2014 and 2013, we paid a total of $119.4 million and $98.8 million, respectively.

Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, the best interests of the Company, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law, developments in our ongoing litigation with CMU and other factors that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. In addition, developments in ongoing litigation could affect our ability to make a dividend payment on a declared payment date until such time as we can meet statutory requirements under Bermuda law.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There were no common shares repurchased during the three months ended February 1, 2014.

In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. Our board of directors authorized an additional $1.5 billion in fiscal 2012 and $1.0 billion in fiscal 2013 to be used to repurchase our common shares under the share repurchase program for a total available under the program of $3.0 billion. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	February 1,	February 2,	January 28,	January 29,	January 30,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
	(in thousands, except per share amounts and number of employees)
Consolidated Statements of Operations Data:
Net revenue	$3,404,400	$3,168,630	$3,393,040	$3,611,893	$2,807,687
Cost of goods sold	$1,663,730	$1,493,497	$1,465,805	$1,473,274	$1,227,096
Research and development	$1,156,885	$1,057,445	$1,013,678	$897,578	$828,176
Operating income	$280,691	$294,657	$604,146	$901,192	$334,115
Net income	$315,320	$306,585	$615,091	$904,129	$353,456

Net income per share:
Basic	$0.64	$0.55	$1.01	$1.39	$0.57
Diluted	$0.63	$0.54	$0.99	$1.34	$0.54
Weighted average shares:
Basic	496,518	555,310	607,857	648,347	623,934
Diluted	504,413	563,123	623,268	676,878	653,741
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,969,405	$1,918,990	$2,246,498	$2,930,030	$1,796,717
Working capital	$2,187,914	$1,977,458	$2,489,407	$3,071,961	$1,913,658
Total assets	$5,451,010	$5,261,764	$5,767,619	$6,338,157	$5,170,940
Term loan and capital lease obligations, net of current portion	$—	$—	$—	$—	$511
Total shareholders’ equity	$4,675,910	$4,484,595	$5,014,018	$5,521,869	$4,417,979
Other Data:
Cash dividends declared per share	$0.24	$0.18	$—	$—	$—
Number of employess	7,355	7,259	6,970	5,893	5,241

(1)	Fiscal 2014 includes $14.7 million for litigation settlements, a $7.0 million gain from the sale of a business, an $8.1 million charge for the impairment of an intangible asset and $4.7 million of restructuring and other exit-related costs. The litigation settlements do not relate to our litigation with Carnegie Mellon University.
(2)	Fiscal 2013 includes $5.7 million for an expense related to an ongoing litigation matter and $4.9 million for expenses related to acquisitions in prior fiscal years.
(3)	Fiscal 2012 includes $6.7 million for litigation settlements and assessments of payroll taxes on employee benefits in certain jurisdictions.
(4)	Fiscal 2011 includes $8.5 million for litigation settlements.
(5)	Fiscal 2010 includes a $72.0 million charge in connection with the settlement of a class action litigation. This is offset by a $27.3 million benefit in fiscal 2010 resulting from the expiration of the statute of limitations related to a tax contingency reserve, in addition to a $5.3 million income tax benefit related to the adjustment of a prior year deferred tax asset.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex SoC devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of our product portfolio leverages the ARM technology portfolio. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet PHY, mobile handsets, connectivity and other consumer electronics. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. As a fabless integrated circuit company, we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. We had two end customers who each represented greater than 10% of our total net revenue in fiscal 2014. Combined revenue from these two customers was 36% of total net revenue in fiscal 2014. No distributors accounted for more than 10% of our net revenue for fiscal 2014. We had three end customers who represented greater than 10% of our total net revenue in fiscal 2013. Combined revenue from these three customers was 44% of total net revenue in fiscal 2013. We also had one distributor who accounted for more than 10% of our net revenue in fiscal 2013. We had one end customer who represented greater than 10% of our total net revenue in fiscal 2012. Revenue from this customer was 19% of total net revenue in fiscal 2012. We also had one distributor who accounted for more than 10% of our net revenue in fiscal 2012.

We expect to continue to experience significant customer concentration in future periods and most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 95%, 90% and 88% of our net revenue for fiscal 2014, 2013 and 2012, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales are denominated in U.S. dollars.

A significant number of our products are being incorporated into consumer electronics products, including gaming devices and personal computers, which are subject to significant seasonality and fluctuations in demand. Holiday and back to school buying trends may at times negatively impact our results in the first and fourth quarter and positively impact our results in the second and third quarter of our fiscal years. In addition, consumer electronics sales are heavily dependent on new product launch timelines and product refreshes. For example, our sales of wireless connectivity products may increase significantly during a period when one of our consumers launches a new gaming console, and these sales may taper significantly after the initial launch period.

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

Our fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2014 and fiscal 2012 had a 52-week period, and fiscal 2013 had a 53-week period.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, restructuring, income taxes, litigation and other contingencies. In addition, we use assumptions when employing the Monte Carlo simulation and Black-Scholes valuation models to calculate the fair value of share-based awards granted. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances when these carrying values are not readily available from other sources. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

A portion of our net revenue is derived from sales through third-party logistics providers, who maintain warehouses in close proximity to our customer’s facilities. Revenue from sales through these third-party logistics providers is not recognized until the product is pulled from stock by the customer.

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. In addition, quality issues covered by warranties to our customers may be recorded as a reduction of revenue, in cases where the related products are not returned to us and/or the amount of the payment is not sufficiently supported by evidence of fair value. Actual returns could differ from these estimates. We account for rebates by recording reductions to revenue in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customers.

Share-based Compensation.    We measure our share-based compensation at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We amortize share-based compensation expense for time-based and market-based awards under the straight-line attribution method over the vesting period, which is generally four years for annual grants to employees and five years for new hire grants. Performance-based awards are amortized using the accelerated method.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those share-based awards that are expected to vest. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occurred.

The fair value of each restricted stock unit is estimated based on the market price of the Company’s common shares on the date of grant less the expected dividend yield.

In addition, for both stock options and restricted stock units, we are required to estimate forfeiture rates, and true up these forfeiture rates when actual results are different from our estimates. Assumptions for forfeitures are stratified by employee groups with sufficiently distinct behavior patterns. Changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation expense, as the effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The expense we recognize in future periods could be affected by changes in the estimated forfeiture rate and may differ significantly from amounts recognized in the current period and/or our forecasts.

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

Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires judgment and analysis of all the positive and negative evidence available to determine whether all or some portion of the deferred tax assets will not be realized. A valuation allowance must be established for deferred tax assets when it is more likely than not that they will not be realized. Based on the available evidence and judgment, we have determined that it is more likely than not that our U.S. research credits, which we earn in excess of our current year tax liabilities, and certain acquired net operating losses will not be realized. Therefore, we have provided a full valuation allowance against these credits and a portion against the net operating losses. If there is a change in our ability to realize our deferred tax assets, then our tax provision may decrease in the period in which we determine that realization is more likely than not.

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

Inventories.    We value our inventory at the lower of cost or market, cost being determined under the first-in, first-out method. We regularly review inventory quantities on hand and record a reduction to the total carrying value of our inventory for any difference between cost and estimated market value of inventory that is determined to be excess, obsolete or unsellable inventory based primarily on our estimated forecast of product demand and production requirements. The estimate of future demand is compared to our inventory levels, including open purchase commitments, to determine the amount, if any, of obsolete or excess inventory. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the reduction to the total carrying value of our inventory for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize additional gross margin at the time the related inventory is sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.

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

Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets and intangible assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

As of February 1, 2014, we had a total of $49.0 million in acquired intangible assets, of which $3.4 million represented remaining in-process research and development (“IPR&D”). In connection with our IPR&D, we performed a qualitative assessment in 2014 to determine whether it was more likely than not that our IPR&D was impaired. Based on our assessment we determined that there was no impairment in fiscal 2014. However, we recorded a charge of $0.8 million in fiscal 2013 to write off IPR&D related to an abandoned project.

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

Litigation Costs.    From time to time, we are involved in legal actions arising in the ordinary course of business. There can be no assurance these actions or other third-party assertions will be resolved without costly litigation, in a manner that does not adversely impact our financial position, results of operations or cash flows or without requiring royalty payments in the future, which may adversely impact gross margins. We are aggressively defending these litigation matters and believe no material adverse outcome will result. We record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. In determining the probability of a loss and consequently, determining a reasonable estimate, management is required to use significant judgment. Given the uncertainties associated with any litigation, the actual outcome can be different than our estimates and could adversely affect our results of operations, financial position and cash flows.

Results of Operations

Fiscal 2014 was the start of a turnaround for Marvell. Revenue in fiscal 2014 was $3.4 billion, which was 7% higher compared to net revenue of $3.2 billion in fiscal 2013. Revenue for products in the storage market was strong and grew approximately 13% over fiscal 2013 due to strong growth in our solid state drives (“SSD”) business and continued share gains in our hard disk drive (“HDD”) business. Revenue from our mobile and wireless end market delivered modest growth in fiscal 2014 after undergoing two years of customer and product transitions, and we are now well positioned to deliver strong growth in fiscal 2015. Although revenue for products in our networking market declined in fiscal 2014, the decline was consistent with the overall enterprise networking market. We believe our sustained investments in advanced technologies leading to new innovations will help drive increased business opportunities. We are seeing many of our customers introducing new devices using our innovative solutions, which we believe will drive success across all of our end markets. Our future growth is expected to be driven by areas such as mobile handsets, tablets, connectivity, smart home devices and SSDs.

•

In the mobile market, our 3G unified platform is in mass production at multiple top tier OEMs. For example, Samsung has successfully launched their 7-inch Galaxy Tab 3 globally based on our dual-core platform and China Mobile has selected our dual-core platform to launch its first branded smartphone. In addition to our dual-core devices, our quad-core platform is now in production with leading OEM customers who have introduced multiple quad-core smartphone models targeting the mass-market segments for both WCDMA and TD-SCDMA. In the deployment of LTE technology, we continued to make steady progress with our LTE solution, which passed qualifications in China. In North America, our LTE solution is now fully certified for voice and data at one major carrier and we are expecting to achieve full certification with another large carrier in early fiscal 2015. We also recently introduced the ARMADA Mobile PXA1928, a 64-bit single-chip quad-core, 5-mode LTE solution supporting all global mobile broadband standards, including LTE TDD/FDD, HSPA+,TD-HSPA+ and EDGE.

•

In the wireless connectivity market, one of the new design wins is in the Google Chromecast, an innovative new product that allows consumers to seamlessly connect and stream video content from a small screen mobile device to any large screen. Several service providers have started to ship our platform video solutions for the IPTV and hybrid set-top box products. We are also seeing leading OEMs launch Smart TV and set-top box products using our platform video solutions. In the gaming market, our wireless connectivity solutions are being used in the new game consoles that were launched for the holiday season. We expect wireless connectivity and other advanced features in these new game consoles to help drive growth for us in the industry in the upcoming year. In addition, in the smartphone market, we have ongoing 100% attach rates on our new mobile platforms for our connectivity solutions with our 3G and 4G mobile platforms. We are seeing new opportunities for our connectivity solutions across multiple market segments.

•

In the storage market, we continue to execute well as the overall drive industry seems to have stabilized. We continue to grow within the HDD market as we have seen strong demand for our 500 gigabyte per platter products. In addition, we are seeing increased demand on enterprise drives at a top North America based HDD customer. Within the SSD market, our revenue has continued to grow and our strategy of partnering with top tier OEMs has resulted in excellent traction for our advanced SSD solutions. Our PCIe SSD solutions are now in mass production and we believe we have a lead in the market. We are also leveraging our technology leadership in HDD and SSD to help our customer migrate to hybrid storage devices. Here we are developing a single-chip solution that we believe will drive lower price points and allow the market to grow. We believe this will allow us to further increase our share and solidify our leadership position in the market.

•

In the networking market, we experienced softer than expected demand from some of our enterprise networking customers in fiscal 2014 due to a weaker market overall. We continue to make strong progress with development design activity for our product portfolio addressing the infrastructure portion of the market. We announced our first 28nm network processor and traffic management solutions with our Xelerated AX and HX family of products targeting the infrastructure market, where we have engaged with Tier-1 customers on these new high-performance products for their next generation networking equipment. We continue to increase our footprint in the service provider market and are benefiting from modest improvements in the enterprise end market. We expect these new initiatives to drive better results starting in the second half of fiscal 2015.

Our cost of goods sold as a percentage of net revenue in fiscal 2014 was higher compared to fiscal 2013. As we expand our presence and grow revenue in the consumer space, we expect our gross margin to face downward pressure, as these end markets generally have lower average gross margins than the rest of our business. However, we expect growth in the consumer space will result in improvement to total gross margin dollars and operating profit. In addition, we are focused on efforts to improve both aspects of our gross profit, including through cost improvement and pricing.

Our financial position is strong and we remain committed to deliver shareholder value through our share repurchase and dividend programs.

•	Our cash, cash equivalents and short-term investments were $2.0 billion at February 1, 2014 and we generated cash flows from operations of $448.0 million in fiscal 2014.

•

We paid a cumulative cash dividend of $0.24 per share for a total of $119.4 million during fiscal 2014 and we recently announced a dividend of $0.06 per share to be paid in the first quarter of fiscal 2015.

•	We repurchased a total of 33.1 million of our common shares for $354.1 million in cash during fiscal 2014.

We are currently involved in a patent litigation action with Carnegie Mellon University (“CMU”) (See “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K and “Note 10 — Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a further discussion of the risks associated with this matter and other patent litigation matters). A jury has awarded past damages of $1.17 billion, and CMU has sought pre-judgment damages of up to $322 million, post-judgment interest, attorneys’ fees, and an injunction and/or ongoing royalties. Due to the finding of willfulness during post-trial proceedings, the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. We intend to appeal the final judgment and we would seek to stay any award of damages pending the appeal. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology.

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue.

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	48.9	47.1	43.2
Research and development	34.0	33.4	29.9
Selling and marketing	4.5	5.1	4.7
General and administrative	3.1	3.4	3.0
Amortization and write-off of acquired intangible assets	1.3	1.7	1.4

Total operating costs and expenses	91.8	90.7	82.2

Operating income	8.2	9.3	17.8
Interest and other income, net	0.7	0.5	0.4

Income before income taxes	8.9	9.8	18.2
Provision (benefit) for income taxes	(0.3)	0.1	0.1

Net income	9.2%	9.7%	18.1%

Years Ended February 1, 2014 and February 2, 2013

Net Revenue

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentage)
Net revenue	$3,404,400	$3,168,630	7.4%

Net revenue is gross revenue, net of accruals for estimated sales returns and rebates. The increase in net revenue during fiscal 2014 was driven by an increase in sales of our storage products, as we continued to see growth for our 500-gigabyte-per-platter products and increased demand for enterprise drives at a top North America based HDD customer. In addition, revenue for solid-state drive controllers increased significantly compared to the prior year, as these products continue to gain traction and popularity. We experienced growth in revenue for our mobile and wireless products in the second half of fiscal 2014 due to successful launches of our new multi-core 3G mobile devices with key OEM’s into mobile handsets and tablets. In addition, we saw increased demand for our wireless products driven by the holiday ramp up of new gaming platforms at two of our customers and the launch of new programs such as the Google Chromecast. However, mobile and wireless revenue was flat year over year as fiscal 2013 included significantly higher revenue from a North American handset customer. The increase in net revenue for fiscal 2014 was partially offset by slightly lower revenue for our networking products, primarily due to a weaker overall market and its effect on our networking customers.

In the first quarter of fiscal 2015, we expect net revenue to be in the range of $870 million to $910 million, a decline of 4% at the midpoint, driven mainly by normal seasonality.

Cost of Goods Sold

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentages)
Cost of goods sold	$1,663,730	$1,493,497	11.4%
% of net revenue	48.9%	47.1%

Cost of goods sold as a percentage of net revenue was higher in fiscal 2014. Although we continue to benefit from lower commodity costs driven by our replacement of gold in our products with copper, manufacturing costs were higher in fiscal 2014 due to increased royalty expense and the ramp up of new product designs in consumer-oriented products. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect that cost of goods sold as a percentage of net revenue in the first quarter of fiscal 2015 will be approximately flat compared to the amount in the fourth quarter of fiscal 2014 based on the midpoint of our expected range.

Share-Based Compensation Expense

	Year Ended
	February 1, 2014	February 2, 2013
	(in thousands)
Cost of goods sold	$8,863	$8,142
Research and development	109,432	87,149
Selling and marketing	13,940	13,278
General and administrative	23,638	18,711

	$155,873	$127,280

Share-based compensation expense increased by $28.6 million in fiscal 2014 compared to fiscal 2013. These increases were primarily due to increased headcount in fiscal 2014, combined with higher expense related to the employee stock purchase plan. The offering price of the employee stock purchase plan was reset in June 2012 and also in December 2012 due to the decline in our stock price. In addition, equity awards granted in fiscal 2014 contained shorter vesting periods, which accelerated the amount of share-based compensation expense.

Research and Development

	Year Ended
	February 1, 2014	February 2, 2013	% Change 2014
	(in thousands, except percentages)
Research and development	$1,156,885	$1,057,445	9.4%
% of net revenue	34.0%	33.4%

Research and development expense increased by $99.4 million in fiscal 2014 compared to fiscal 2013, primarily attributable to higher personnel-related costs as a result of increased headcount in fiscal 2014 to support new designs, higher share-based compensation and higher average employee compensation. The increase in expense also reflects higher computer-aided design tool costs, and higher depreciation and amortization costs as we continue to invest in the development of innovative solutions.

Selling and Marketing

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentages)
Selling and marketing	$152,698	$161,817	(5.6)%
% of net revenue	4.5%	5.1%

Selling and marketing expense decreased by $9.1 million in fiscal 2014 compared to fiscal 2013. The decrease was primarily attributable to lower costs for marketing communication activities as a result of efforts to control discretionary spending and lower personnel-related costs caused by a decrease in headcount in fiscal 2014.

General and Administrative

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentages)
General and administrative	$106,471	$108,514	(1.9)%
% of net revenue	3.1%	3.4%

General and administrative expense decreased by $2.0 million in fiscal 2014 compared to fiscal 2013. The decrease was primarily attributable to lower legal costs for ongoing litigation matters, partially offset by higher share-based compensation.

Amortization and Write-Off of Acquired Intangible Assets

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentages)
Amortization and write-off of acquired intangible assets	$43,925	$52,700	(16.7)%
% of net revenue	1.3%	1.7%

Amortization and write-off of acquired intangible assets decreased by $8.8 million in fiscal 2014 compared to fiscal 2013. The decrease was primarily due to certain intangible assets that became fully amortized. In addition, fiscal 2014 included a write-off of $8.1 million for the impairment of an acquired intangible asset compared to fiscal 2013, which included a $0.8 million write-off of IPR&D related to an abandoned project.

Restructuring

	Year Ended
	February 1, 2014	February 2, 2013
	(in thousands)
Research and development	$2,886	$47
Selling and marketing	795	(3)
General and administrative	1,051	1,213

	$4,732	$1,257

We recorded a $4.2 million charge primarily related to the closure of two sites in fiscal 2014. This amount included $2.8 million of severance costs, $1.3 million for other exit-related costs in connection with vacating three facilities and $0.1 million for the write off of equipment. All activities related to the closure of the two sites were substantially completed by the end of the fiscal year.

During fiscal 2014, we also continued to make payments and incur ongoing operating expenses related to vacated facilities under previous restructure actions.

Interest and Other Income, net

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentages)
Interest and other income, net	$25,566	$15,533	64.6%
% of net revenue	0.7%	0.5%

Interest and other income, net, increased by $10.0 million in fiscal 2014 as compared to fiscal 2013, primarily due to a $7.0 million gain on the sale of a business (See “Note 2 — Acquisitions and Divestitures” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K for further information) and the impact of the strengthening of the U.S. dollar on our foreign currency denominated tax liabilities. This was partially offset by lower interest income from lower average cash and investment balances, lower realized investment gains, and higher imputed interest expense related to technology license obligations during fiscal 2014. We also had $1.5 million in write downs of equity investments in fiscal 2014.

Provision (benefit) for Income Taxes

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(9,063)	$3,605	(351.4)%
% of net revenue	(0.3)%	0.1%

The income tax benefit for fiscal 2014 included the current income tax liability of $13.2 million plus a $3.9 million reduction in net deferred tax assets that includes $1.2 million charge for the settlement of an audit in a non-U.S. jurisdiction. These tax charges were offset by a net reduction in unrecognized tax benefits of $22.6 million combined with a $3.9 million tax benefit due to return-to-provision adjustments upon filing of tax returns in fiscal 2014 that includes a $0.5 million benefit from the settlement of an audit in a non-U.S. jurisdiction. The reduction in net deferred tax assets was mostly due to an increase in the Singapore deferred tax liability since the Singapore government has not yet granted an extension of the tax incentive arrangement in Singapore which expires in June 2014 (See “Note 9 — Income Taxes” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K for further information). The net reduction in unrecognized tax benefits primarily arose from the expiration of statute of limitations in non-U.S. jurisdictions and from the settlement of two audits in non-U.S. jurisdictions less an increase in current unrecognized tax estimates.

Years Ended February 2, 2013 and January 28, 2012

Net Revenue

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentage)
Net revenue	$3,168,630	$3,393,040	(6.6)%

The revenue decline during fiscal 2013 was primarily due to declines in the mobile and wireless end market, and to a lesser extent, a decline in the storage end market. Within our mobile and wireless end market, revenue from our leading North American handset customer declined year-over-year due to the continued competitive challenges that they faced. Within the storage end market, revenue declined in fiscal 2013 compared to the prior year primarily as a result of the slowdown in the global market for PCs. The flooding in Thailand during the second half of fiscal 2012 impacted our overall HDD revenue in both fiscal 2012 and fiscal 2013. One of our customers, for which we entered fiscal 2013 with a relatively low market segment share of their products, was least impacted by the flooding in Thailand in the second half of fiscal 2012, which negatively impacted our revenue towards the beginning of fiscal 2013. However, during fiscal 2013, we continued to grow our share of revenue with this customer, offsetting most of the negative impacts from the floods. In addition, sales of our SSD products increased significantly in fiscal 2013 compared to fiscal 2012 as our products began to gain acceptance in the market. SSD sales still made up a small percentage of our total storage revenue, however, they grew and made up an increasingly larger percentage of overall revenue. Net revenue from our networking end market increased slightly in fiscal 2013 compared to the prior fiscal year, due to growth in our PON and networking processing unit products as well as growth in switching products.

Cost of Goods Sold

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentages)
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
	(in thousands, except percentages)
Research and development	$1,057,445	$1,013,678	4.3%
% of net revenue	33.4%	29.9%

Research and development expense increased by $43.8 million in fiscal 2013 compared to fiscal 2012, primarily due to higher personnel-related costs as a result of increased headcount in fiscal 2013 compared to fiscal 2012. In addition, since fiscal 2013 was a 53-week year, overall research and development expense was higher due to the additional week. The increase in the fiscal 2013 research and development expense was partially offset by a higher amount of product development funding from our customers.

Selling and Marketing

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentages)
Selling and marketing	$161,817	$159,434	1.5%
% of net revenue	5.1%	4.7%

Selling and marketing expense increased by $2.4 million in fiscal 2013 compared to fiscal 2012. The increase was primarily due to increased trade show and marketing communication activities combined with higher expenses for other professional services. Although fiscal 2013 was a 53-week year, the increase in overall expense for the additional week was essentially offset by lower expenses for contractor services.

General and Administrative

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentages)
General and administrative	$108,514	$100,620	7.8%
% of net revenue	3.4%	3.0%

General and administrative expense increased by $7.9 million in fiscal 2013 compared to fiscal 2012. The increase was primarily attributed to an increase in legal expenses, a significant portion of which related to the CMU trial towards the end of the fiscal year (See “Note 10 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements). In addition, since fiscal 2013 was a 53-week year, overall general and administrative expense was higher due to the additional week.

Amortization and Write-Off of Acquired Intangible Assets

	Year Ended
	February 2, 2013	January 28, 2012	% Change in 2013
	(in thousands, except percentages)
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
	(in thousands, except percentages)
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
	(in thousands, except percentages)
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

Liquidity and Capital Resources

Our principal source of liquidity as of February 1, 2014 consisted of approximately $2.0 billion of cash, cash equivalents and short-term investments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $448.0 million for fiscal 2014 compared to $729.0 million for fiscal 2013 and $771.2 million for fiscal 2012. The cash inflows from operations for fiscal 2014 were primarily due to $623.0 million of net income adjusted for non-cash items and negative working capital changes of $175.0 million. The negative impact on working capital was primarily driven by an increase in accounts receivable from higher revenue levels and higher inventories due to the ramp up of new products.

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

The cash inflows from operations for fiscal 2012 were primarily due to $884.5 million of net income adjusted for non-cash items. Within working capital during fiscal 2012, accounts receivable decreased due to lower levels of revenue in the fourth quarter of fiscal 2012. Inventories increased due primarily to two factors: (1) the floods in Thailand which increased our inventories of hard drive products at the end of fiscal 2012, and (2) the increased use of “hubs” managed by third-party logistics providers. When products are shipped to these third-party managed locations, the inventory remains on our books until pulled by the customer. Accounts payable decreased due to lower levels of purchasing activities near the end of fiscal 2012.

Net Cash Provided by and (Used in) Investing Activities

Net cash provided by investing activities was $74.8 million for fiscal 2014 compared to net cash provided by investing activities of $178.8 million for fiscal 2013 and net cash used in investing activities of $590.1 million for fiscal 2012. For fiscal 2014, net cash provided by investing activities was primarily generated from the sales and maturities of available-for-sale securities of $995.0 million less purchases of available-for-sale securities of $837.9 million. In addition, we paid $66.6 million for the purchase of property and equipment and $17.6 million for the purchase of technology licenses.

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

Net Cash Used in Financing Activities

Net cash used in financing activities was $309.0 million for fiscal 2014 compared to $940.8 million for fiscal 2013 and $1.2 billion for fiscal 2012. For fiscal 2014, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program. We also made payments of our quarterly dividends of $119.4 million. The cash outflow was partially offset by net proceeds of $194.1 million from the issuance of our common shares under our share-based plans less the minimum tax withholding on behalf of employees for net share settlements.

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

Off-Balance Sheet Arrangements

We plan to appeal the final judgment issued by the District Court in the CMU litigation, regardless of the dollar amount of the final judgment. The parties are currently engaged in discussions before a Special Master concerning the bonding of the judgment pending appeal. During October 2013, we entered into indemnity agreements with a consortium of insurers that would potentially provide financial assurance that each of the insurers will be indemnified by us should a loss occur under a surety bond. As of February 1, 2014 and as of the date of this filing, no final judgment has been issued and no surety bond has been issued. Therefore, these indemnity agreements have had no impact to our Consolidated Balance Sheets as of February 1, 2014. We expect that under a surety bond, the surety companies would agree to guarantee to the District Court our payment of a specific amount, to be determined. However, the terms of any surety bond arrangements have not been finalized and we cannot be certain that a surety bond will be available to us in sufficient amount to cover the full amount of a final judgment or on commercially reasonable terms. If we cannot obtain a surety bond in sufficient amount or on commercially reasonable terms, or if the District Court in the CMU litigation does not approve alternative arrangements to stay execution of the judgment pending our appeal, our business could be harmed. For example, if, under a surety bond, we must post our cash, cash equivalents and short term investments as collateral, we may be restricted from using such assets in the operation of our business and such assets would be classified as restricted cash in future filings.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of February 1, 2014, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations and Commitments

Under our manufacturing relationships with our foundry partners, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of February 1, 2014, these foundries had incurred approximately $270.9 million of manufacturing costs and expenses relating to our outstanding purchase orders.

The following table summarizes our contractual obligations as of February 1, 2014 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Obligations by Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual obligations:
Facilities operating leases, net	$23,341	$17,705	$5,659	$376	$72	$527	$47,680
CAD and other operating leases	52,265	43,994	27,046	6,079	1,078	1,258	131,720
Purchase commitments to foundries	270,898	—	—	—	—	—	270,898
Capital purchase obligations	36,341	—	—	—	—	—	36,341
Technology license obligations	14,913	13,145	7,869	9,180	—	—	45,107
Other non-current obligations (1)	—	9,424	419	—	2,430	—	12,273

Total contractual cash obligations	$397,758	$84,268	$40,993	$15,635	$3,580	$1,785	$544,019

(1)	Amounts represent anticipated future cash payments, including anticipated interest payments not recorded in the consolidated balance sheet.

In addition to the above commitments and contingencies, as of February 1, 2014, we have $43.2 million of unrecognized tax benefits as liabilities. We also have a liability for potential interest and penalties of $29.6 million as of February 1, 2014. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $20 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.

Prospective Capital Needs

We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations. Specifically, with respect to the CMU litigation, a jury has awarded past damages of $1.17 billion, and CMU has sought pre-judgment damages of up to $322 million, post-judgment interest, attorneys’ fees, and an injunction and/or ongoing royalties. Due to the finding of willfulness during post trial proceedings, the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. We intend to appeal the final judgment and we would seek to stay any award of damages pending the appeal. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology. See the section entitled “Off-Balance Sheet Arrangements” above for a discussion of the effects on liquidity from the CMU litigation.

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

Interest Rate Risk.    Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of February 1, 2014. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds and corporate debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of February 1, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $13.8 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of February 1, 2014, our investment portfolio included $19.2 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Since this time, many of the issuers have refinanced their debt and paid down the auction rate securities which have resulted in a smaller pool of outstanding securities. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. As of February 1, 2014 the fair value of auction rate securities in our investment portfolio was $2.9 million less than par value and the fair value was recorded in long-term investments.

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

Investment Risk.    We invest in equity instruments of privately-held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $14.6 million at February 1, 2014, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 27, 2014

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$965,750	$751,953
Short-term investments	1,003,655	1,167,037
Accounts receivable, net of provision for sales returns and allowances of $2,294 and $7,921 in fiscal 2014 and 2013, respectively	453,496	330,238
Inventories	347,861	250,420
Prepaid expenses and other current assets	56,952	77,282
Deferred income taxes	11,506	8,416

Total current assets	2,839,220	2,585,346
Property and equipment, net	356,165	372,971
Long-term investments	16,279	16,769
Goodwill	2,029,945	2,032,138
Acquired intangible assets, net	49,035	89,655
Other non-current assets	160,366	164,885

Total assets	$5,451,010	$5,261,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,389	$286,552
Accrued liabilities	161,762	143,991
Accrued employee compensation	111,408	117,195
Deferred income	61,747	60,150

Total current liabilities	651,306	607,888
Non-current income taxes payable	81,325	112,871
Other non-current liabilities	42,469	56,410

Total liabilities	775,100	777,169

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 992,000 shares authorized; 502,405 and 508,338 shares issued and outstanding in fiscal 2014 and 2013, respectively	1,005	1,017
Additional paid-in capital	2,941,650	2,945,643
Accumulated other comprehensive income	597	1,148
Retained earnings	1,732,658	1,536,787

Total shareholders’ equity	4,675,910	4,484,595

Total liabilities and shareholders’ equity	$5,451,010	$5,261,764

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net revenue	$3,404,400	$3,168,630	$3,393,040
Operating costs and expenses:
Cost of goods sold	1,663,730	1,493,497	1,465,805
Research and development	1,156,885	1,057,445	1,013,678
Selling and marketing	152,698	161,817	159,434
General and administrative	106,471	108,514	100,620
Amortization and write-off of acquired intangible assets	43,925	52,700	49,357

Total operating costs and expenses	3,123,709	2,873,973	2,788,894

Operating income	280,691	294,657	604,146
Interest and other income, net	25,566	15,533	14,913

Income before income taxes	306,257	310,190	619,059
Provision (benefit) for income taxes	(9,063)	3,605	3,968

Net income	$315,320	$306,585	$615,091

Net income per share:
Basic	$0.64	$0.55	$1.01

Diluted	$0.63	$0.54	$0.99

Weighted average shares:
Basic	496,518	555,310	607,857

Diluted	504,413	563,123	623,268

Cash dividends declared per share	$0.24	$0.18	$—

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$315,320	$306,585	$615,091
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	(208)	(960)	198
Net change in unrealized gain (loss) on auction rate securities	(190)	(1,396)	339
Net change in unrealized gain (loss) on cash flow hedges	(153)	2,728	(848)
Other	—	—	(5)

Other comprehensive income (loss), net	(551)	372	(316)

Comprehensive income	$314,769	$306,957	$614,775

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

	Shares	Amount
Balance at January 29, 2011	659,372	$1,319	$4,805,586	$1,092	$713,872	$5,521,869
Shares issued pursuant to stock options and awards, net	7,210	14	36,989	—	—	37,003
Issuance of common stock under the employee stock purchase plan	4,875	10	60,844	—	—	60,854
Share-based compensation	—	—	120,390	—	—	120,390
Tax benefit from employee stock transactions	—	—	3	—	—	3
Repurchase of common stock	(87,786)	(176)	(1,340,700)	—	—	(1,340,876)
Net income	—	—	—	—	615,091	615,091
Other comprehensive loss	—	—	—	(316)	—	(316)

Balance at January 28, 2012	583,671	1,167	3,683,112	776	1,328,963	5,014,018
Shares issued pursuant to stock options and awards, net	8,090	17	28,394	—	—	28,411
Issuance of common stock under the employee stock purchase plan	7,578	15	66,411	—	—	66,426
Share-based compensation	—	—	126,683	—	—	126,683
Tax deficiency from employee stock transactions	—	—	(52)	—	—	(52)
Repurchase of common stock	(91,001)	(182)	(958,905)	—	—	(959,087)
Cash dividends declared and paid (cumulatively $0.18 per share)	—	—	—	—	(98,761)	(98,761)
Net income	—	—	—	—	306,585	306,585
Other comprehensive income	—	—	—	372	—	372

Balance at February 2, 2013	508,338	1,017	2,945,643	1,148	1,536,787	4,484,595
Shares issued pursuant to stock options and awards, net	17,479	35	122,392	—	—	122,427
Issuance of common stock under the employee stock purchase plan	9,701	19	71,644	—	—	71,663
Share-based compensation	—	—	156,126	—	—	156,126
Tax deficiency from employee stock transactions	—	—	(88)	—	—	(88)
Repurchase of common stock	(33,113)	(66)	(354,067)	—	—	(354,133)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(119,449)	(119,449)
Net income	—	—	—	—	315,320	315,320
Other comprehensive loss	—	—	—	(551)	—	(551)

Balance at February 1, 2014	502,405	$1,005	$2,941,650	$597	$1,732,658	$4,675,910

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows from operating activities:
Net income	$315,320	$306,585	$615,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,752	91,028	88,454
Share-based compensation	155,873	127,280	119,863
Amortization and write-off of acquired intangible assets	44,006	52,700	49,357
Gain on sale of business	(6,975)	—	—
Other expense, net	8,178	7,392	15,190
Excess tax benefits from share-based compensation	(20)	(58)	(164)
Deferred income tax	3,919	7,026	(3,245)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	(123,258)	77,025	54,550
Inventories	(97,188)	103,102	(101,109)
Prepaid expenses and other assets	19,458	(6,894)	30,736
Accounts payable	39,791	(24,304)	(47,095)
Accrued liabilities and other non-current liabilities	(9,627)	8,014	(21,614)
Accrued employee compensation	(5,787)	(20,050)	(12,565)
Deferred income	1,597	191	(16,202)

Net cash provided by operating activities	448,039	729,037	771,247

Cash flows from investing activities:
Purchases of available-for-sale securities	(837,892)	(1,543,902)	(1,851,696)
Sales and maturities of available-for-sale securities	995,039	1,835,655	1,462,164
Investments in privately-held companies	(1,869)	(8,750)	(4,003)
Cash paid for acquisitions, net	(2,551)	(1,000)	(93,916)
Proceeds from sale of business	6,306	—	—
Purchases of technology licenses	(17,647)	(35,002)	(13,823)
Purchases of property and equipment	(66,593)	(68,186)	(88,779)

Net cash provided by (used in) investing activities	74,793	178,815	(590,053)

Cash flows from financing activities:
Repurchase of common stock	(376,285)	(936,935)	(1,340,876)
Proceeds from employee stock plans	204,962	104,936	106,039
Minimum tax withholding paid on behalf of employees for net share settlement	(10,872)	(10,099)	(8,182)
Dividend payments to shareholders	(119,449)	(98,761)	—
Payments on technology license obligations	(7,411)	—	—
Principal payments on capital lease	—	—	(511)
Excess tax benefits from share-based compensation	20	58	164

Net cash used in financing activities	(309,035)	(940,801)	(1,243,366)

Net increase (decrease) in cash and cash equivalents	213,797	(32,949)	(1,062,172)
Cash and cash equivalents at beginning of the year	751,953	784,902	1,847,074

Cash and cash equivalents at end of the year	$965,750	$751,953	$784,902

Supplemental cash flow information:
Cash paid for interest	$1,873	$563	$722

Cash paid for income taxes, net	$9,385	$16,813	$14,096

Non-Cash Investing and Financing Activities:
Purchase of intellectual property under license obligations	$8,900	$42,692	$—

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and its Significant Accounting Policies:

The Company

Marvell Technology Group Ltd., a Bermuda company (the “Company”), is a leading global semiconductor provider of high-performance application-specific standard products. The Company’s core strength of expertise is the development of complex System-on-a-Chip devices leveraging its extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and stand alone integrated circuits. The majority of the Company’s product portfolio leverages the ARM technology portfolio. The Company also develops platforms that it defines as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution compared to individual components. The Company’s broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, mobile handsets, connectivity and other consumer electronics.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2014 and fiscal 2012 each had a 52-week period, and fiscal 2013 had a 53-week period.

Certain amounts in the consolidated financial statements and notes to consolidated financial statements for prior years have been reclassified to conform to the fiscal 2014 presentation. Net operating results have not been affected by these reclassifications.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, restructuring, income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Monte Carlo simulation and Black-Scholes valuation models to calculate the fair value of share-based awards that are granted. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional currency of the Company and its subsidiaries is the U.S. dollar.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, time deposits, U.S. government and agency debt, municipal debt securities, corporate debt securities and money market funds.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

The Company’s marketable investments are classified as available-for-sale and are reported at fair value. The Company determines any realized gains or losses on the sale of available-for-sale securities on a specific identification method, and such gains and losses are recorded as a component of interest and other income, net. Unrealized gains and losses of the available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income. The Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are recorded as an impairment of investments in interest and other income, net in the consolidated statements of operations.

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

Impairment of Investments

If a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to interest and other income, net in the consolidated statements of operations.

Investments in privately-held companies are subject to a periodic impairment review. Investments are considered impaired when the fair value is below the investment’s cost basis and the decline in value is judged to be other-than-temporary. This assessment is based on a qualitative and quantitative analysis, including, but not limited to, the investee’s revenue and earnings trends, available cash and liquidity, and the status of the investee’s products and the related market for such products. During fiscal 2014, the Company recorded a charge of $1.5 million to write down equity investments that were considered to be impaired.

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

The allowance for doubtful accounts at February 1, 2014 and February 2, 2013 was $1.3 million and $1.0 million, respectively. Please see “Note 1 – The Company and its Significant Accounting Policies – Revenue Recognition” for additional information on sales returns and allowances.

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s net revenue. The Company had two end customers who each represented greater than 10% of its total net revenue in fiscal 2014. Combined revenue from these two customers was 36% of total net revenue in fiscal 2014. The Company had three end customers who represented greater than 10% of its total net revenue in fiscal 2013. Combined revenue from these three customers was 44% of total net revenue in fiscal 2013. The Company had one end customer who represented greater than 10% of its total net revenue in fiscal 2012. Revenue from this customer was 19% of total net revenue in fiscal 2012.

The Company’s accounts receivable was concentrated with one customer at February 1, 2014, representing 13% of gross accounts receivable, and with two customers at February 2, 2013, representing 19% and 15% of gross accounts receivable, respectively.

No distributors accounted for more than 10% of the Company’s net revenue in fiscal 2014. In each of fiscal 2013 and 2012, one distributor accounted for more than 10% of the Company’s net revenue. The Company continuously monitors the creditworthiness of its distributors and believes these distributors’ sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

Inventories

Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method. The total carrying value of the Company’s inventory is reduced for any difference between cost and estimated market value of inventory that is determined to be excess, obsolete or unsellable inventory based upon assumptions about future demand and market conditions. If actual future demand for the Company’s products is less than currently forecasted, the Company may be required to write inventory down below the current carrying value. Once the carrying value of inventory is reduced, it is maintained until the product to which it relates to is sold or otherwise disposed of. Shipping and handling costs are classified as a component of cost of goods sold in the consolidated statements of operations.

Property and Equipment, Net

Property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years for machinery and equipment, computer software, and furniture and fixtures. Buildings are depreciated over an estimated useful life of 30 years and building improvements are depreciated over estimated useful lives of 15 years. Leasehold improvements are depreciated using the shorter of the remaining lease term or the estimated useful life of the asset.

Goodwill

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment annually or more frequently if the Company believes indicators of impairment exist. First, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step quantitative impairment test is performed. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the Company as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company has not been required to perform this second step of the process because the fair value of the reporting unit has sufficiently exceeded its net book value at every measurement date.

Long-Lived Assets and Intangible Assets

The Company assesses the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The Company estimates the future cash flows, undiscounted and without interest charges, expected to be generated by the assets from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Please see “Note 7 – Goodwill and Acquired Intangible Assets” for further details regarding impairment of acquisition-related identified intangible assets.

Acquisition-related identified intangible assets are amortized on a straight-line basis over their estimated economic lives. In-process research and development (“IPR&D”) is not amortized until the completion of the related development.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A portion of the Company’s net revenue is derived from sales through third-party logistics providers, who maintain warehouses in close proximity to the customer’s facilities. Revenue from sales through these third-party logistics providers is not recognized until the product is pulled from stock by the end customer.

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

Share-Based Compensation

Share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company amortizes share-based compensation expense for time-based and market-based awards under the straight-line attribution method over the vesting period, which is generally four years for annual grants to employees and five years for new hire grants. Performance-based awards are amortized using the accelerated method.

The Company estimates the fair value of time-based stock option awards on the date of grant using the Black Scholes option-pricing model. The fair value of market-based stock option awards is estimated on the date of grant using a Monte Carlo simulation model. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service periods. The Black Scholes and Monte Carlo models incorporate various highly subjective assumptions including expected term of awards, expected future stock price volatility and expected forfeiture rates.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those share-based awards that are expected to vest. Previously recognized expense is reversed for the portion of awards forfeited prior to vesting as and when forfeitures occurred.

The fair value of each restricted stock unit is estimated based on the market price of the Company’s common shares on the date of grant less the expected dividend yield.

Comprehensive Income

Comprehensive income is comprised of net income and unrealized gains and losses, net of tax, on available-for-sale securities, auction rate securities and cash flow hedges. Accumulated other comprehensive income, as presented on the accompanying balance sheets, consists of net unrealized gains and losses on available-for-sale securities, auction rate securities, and cash flow hedges, net of tax.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted the new accounting standard regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either in the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company elected to disclose the information in the Notes to Consolidated Financial Statements beginning in fiscal 2014.

Note 2 — Acquisitions and Divestitures:

Acquisitions

Fiscal 2014 and 2013.     There were no significant acquisitions individually or in the aggregate during fiscal 2014 or 2013.

Fiscal 2012.     In December 2011, the Company acquired Xelerated AB (“Xelerated”), a company which specializes in network processing and programmable Ethernet switching solutions. The total purchase price was $75.2 million in cash, net of cash acquired. In addition to leveraging the existing acquired business and customer base, the objective of the acquisition was to expand the Company’s technology portfolio and enable more comprehensive integrated solutions for the networking market. The goodwill of $22.3 million was attributed to synergies specific to the Company in delivering these integrated solutions with its product portfolio, as well as the assembled workforce.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Costs that were recognized separately from the acquisition were not significant and were expensed in fiscal 2012. In addition to the consideration for the acquisition, the agreement included retention bonuses totaling $4.3 million in cash over the two years following the close of the acquisition. These amounts were expensed as compensation expense over the course of the retention period.

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

The completed acquisitions in fiscal 2012, individually and in the aggregate were not significant to the Company’s consolidated statements of operations. The goodwill acquired is not deductible for tax purposes.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestiture

Fiscal 2014.     In connection with restructuring actions in fiscal 2014, the Company exited one of its businesses and sold certain assets to an unrelated third party. See “Note 8 – Restructuring” for further information. The transaction primarily included the sale of intellectual property and equipment with a carrying value of $0.1 million. The Company also wrote off $2.6 million of goodwill allocated to the business based on the relative fair values of the business and the Company’s remaining reporting unit. The buyer also hired the former employees of the business. As part of the transaction, the Company received a license to the intellectual property it sold. It also entered into a separate support services agreement with the buyer to cover an 18-month period. As a result of the sale of this business, the Company recorded a gain of $7.0 million, which is included in interest and other income, net, in the consolidated statement of operations.

Note 3 — Investments:

The following tables summarize the Company’s investments (in thousands):

	February 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$587,095	$2,789	$(370)	$589,514
U.S. government and agency debt	301,423	128	(72)	301,479
Asset backed securities	76,220	89	(38)	76,271
Foreign government and agency debt	20,324	12	(44)	20,292
Municipal debt securities	16,059	44	(4)	16,099

Total short-term investments	1,001,121	3,062	(528)	1,003,655
Long-term investments:
Available-for-sale:
Auction rate securities	19,150	—	(2,871)	16,279

Total long-term investments	19,150	—	(2,871)	16,279

Total investments	$1,020,271	$3,062	$(3,399)	$1,019,934

	February 2, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$577,120	$2,886	$(382)	$579,624
U.S. government and agency debt	318,226	258	(5)	318,479
Time deposits	188,000	—	—	188,000
Asset backed securities	76,629	50	(64)	76,615
Foreign government and agency debt	4,320	—	(1)	4,319

Total short-term investments	1,164,295	3,194	(452)	1,167,037
Long-term investments:
Available-for-sale:
Auction rate securities	19,450	—	(2,681)	16,769

Total long-term investments	19,450	—	(2,681)	16,769

Total investments	$1,183,745	$3,194	$(3,133)	$1,183,806

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 1, 2014, the Company’s investment portfolio included auction rate securities with an aggregate par value of $19.2 million. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of the auction rate securities as of February 1, 2014 was $2.9 million less than the par value and was recorded in long-term investments. Based on the Company’s balance of approximately $2.0 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

The gross realized gains on sales of available-for-sale securities for fiscal 2014, 2013 and 2012 were $1.6 million, $3.6 million and $2.4 million, respectively. The gross realized losses on sales of available-for-sale securities for fiscal 2014, 2013 and 2012 were $0.3 million, $0.3 million and $1.0 million, respectively.

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	February 1, 2014		February 2, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$309,543	$309,861	$519,006	$519,537
Due between one and five years	686,062	688,280	627,769	629,991
Due over five years	24,666	21,793	36,970	34,278

	$1,020,271	$1,019,934	$1,183,745	$1,183,806

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	February 1, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$110,903	$(366)	$2,105	$(4)	$113,008	$(370)
U.S. government and agency debt	93,118	(72)	—	—	93,118	(72)
Asset backed securities	18,865	(19)	1,912	(19)	20,777	(38)
Foreign government and agency debt	14,299	(44)	—	—	14,299	(44)
Municipal debt securities	723	(4)	—	—	723	(4)
Auction rate securities	—	—	16,279	(2,871)	16,279	(2,871)

Total securities	$237,908	$(505)	$20,296	$(2,894)	$258,204	$(3,399)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 2, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$141,915	$(382)	$—	$—	$141,915	$(382)
Asset backed securities	43,882	(64)	—	—	43,882	(64)
U.S. government and agency debt	14,677	(5)	—	—	14,677	(5)
Foreign government and agency debt	4,319	(1)	—	—	4,319	(1)
Auction rate securities	—	—	16,769	(2,681)	16,769	(2,681)

Total securities	$204,793	$(452)	$16,769	$(2,681)	$221,562	$(3,133)

Note 4 — Supplemental Financial Information (in thousands):

	February 1, 2014	February 2, 2013
Cash and cash equivalents:
Cash	$694,789	$583,527
Cash equivalents:
Time deposits	247,958	119,874
U.S. government and agency debt	11,999	27,029
Municipal debt securities	4,800	—
Corporate debt securities	3,400	—
Money market funds	2,804	21,523

Cash and cash equivalents	$965,750	$751,953

	February 1, 2014	February 2, 2013
Inventories:
Work-in-process	$195,495	$140,805
Finished goods	152,366	109,615

Inventories	$347,861	$250,420

	February 1, 2014	February 2, 2013
Property and equipment, net:
Machinery and equipment	$562,038	$532,420
Buildings	144,320	144,320
Computer software	96,096	89,548
Land	53,373	53,373
Building improvements	49,645	49,516
Leasehold improvements	49,060	46,205
Furniture and fixtures	27,621	25,301
Construction in progress	2,911	5,333

	985,064	946,016
Less: Accumulated depreciation	(628,899)	(573,045)

Property and equipment, net	$356,165	$372,971

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded depreciation expense of $77.2 million, $70.7 million and $63.5 million for fiscal 2014, 2013 and 2012, respectively.

	February 1, 2014	February 2, 2013
Other non-current assets:
Technology and other licenses	$83,521	$81,523
Deferred tax assets	19,282	26,291
Investments in privately-held companies	14,565	14,486
Prepaid land use rights	13,744	14,056
Deposits	12,433	10,451
Other	16,821	18,078

Other non-current assets	$160,366	$164,885

Prepaid land use rights, which were previously included in property and equipment, net, have been reclassified to other non-current assets. The revision to the balance sheet at February 2, 2013 was not considered to be material and it had no impact on total assets, total liabilities, results of operations or cash flows. Amortization of technology and other licenses was $25.6 million, $20.3 million and $24.9 million in fiscal 2014, 2013 and 2012, respectively.

	February 1, 2014	February 2, 2013
Accrued liabilities:
Accrued rebates	$61,616	$51,712
Accrued royalties	36,568	16,298
Technology license obligations	18,482	9,865
Accrued legal expense	14,589	14,754
Accrued share repurchases	—	22,152
Other	30,507	29,210

Accrued liabilities	$161,762	$143,991

Accrued share repurchases represent amounts due for the Company’s repurchases of its common shares made in the final 3 days of the fiscal year. The repurchased shares are retired immediately after the repurchases were completed.

	February 1, 2014	February 2, 2013
Other non-current liabilities:
Technology license obligations	$28,959	$34,270
Long-term accrued employee compensation	4,370	6,205
Other	9,140	15,935

Other non-current liabilities	$42,469	$56,410

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income:

The changes in accumulated other comprehensive income by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Loss on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 2, 2013	$2,742	$(2,681)	$1,087	$1,148
Other comprehensive income (loss) before reclassifications	931	(190)	3,466	4,207
Amounts reclassified from accumulated other comprehensive income	(1,139)	—	(3,619)	(4,758)

Net current-period other comprehensive loss	(208)	(190)	(153)	(551)

Balance at February 1, 2014	$2,534	$(2,871)	$934	$597

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Loss on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 28, 2012	$3,702	$(1,285)	$(1,641)	$776
Other comprehensive income (loss) before reclassifications	2,141	(1,396)	233	978
Amounts reclassified from accumulated other comprehensive income	(3,101)	—	2,495	(606)

Net current-period other comprehensive income (loss)	(960)	(1,396)	2,728	372

Balance at February 2, 2013	$2,742	$(2,681)	$1,087	$1,148

The amounts reclassified from accumulated other comprehensive income by components are presented in the following table (in thousands):

Year Ended February 1, 2014
Affected Line Item in the Statement of Operations
Available-for-sale securities:
Interest and other income, net	$1,139
Cash flow hedges:
Cost of goods sold	200
Research and development	3,129
Selling and marketing	266
General and administrative	24

Total	$4,758

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income per share

The Company reports both basic net income per share, which is based on the weighted average number of shares outstanding, and diluted net income per share, which is based on the weighted average number of shares outstanding and potentially dilutive shares. The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Numerator:
Net income	$315,320	$306,585	$615,091

Denominator:
Weighted average shares — basic	496,518	555,310	607,857
Effect of dilutive securities:
Share-based awards	7,895	7,813	15,411

Weighted average shares — diluted	504,413	563,123	623,268

Net income per share:
Basic	$0.64	$0.55	$1.01
Diluted	$0.63	$0.54	$0.99

	February 1, 2014	February 2, 2013	January 28, 2012
Anti-dilutive potential shares:
Weighted average shares outstanding from stock options	39,593	28,124	21,014

Weighted average exercise price:	$15.14	$17.48	$18.79

Anti-dilutive potential shares for stock options are excluded from the calculation of diluted earnings per share for the periods reported above because either their exercise price exceeded the average market price during the period or certain stock options with exercise prices less than the average market price were determined to be anti-dilutive based on applying the treasury stock method. The anti-dilutive shares reported above also include shares from stock options that contain market conditions for vesting since the market value of the Company’s stock as of February 1, 2014, February 2, 2013 and January 28, 2012 was lower than the required market condition. There were 2.7 million shares in fiscal 2014 and 3.0 million anti-dilutive shares in each of fiscal 2013 and 2012, from stock options that contain market conditions. See “Note 12–Shareholders’ Equity” for additional details.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	February 1, 2014	February 2, 2013
Israeli shekel	$39,670	$38,249
Euro	5,718	—
Swedish krona	3,709	—

	$49,097	$38,249

Cash Flow Hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges for certain operating expenses denominated in the Israeli shekel and Swedish krona. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. The effective change is recorded in accumulated other comprehensive income and is subsequently reclassified to operating expense when the hedged expense is recognized. Ineffectiveness is recorded in interest and other income, net.

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets and liabilities include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset back securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, foreign currency forward contracts and the severance pay fund are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.3% of total assets as of February 1, 2014.

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of February 1, 2014 and February 2, 2013. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at February 1, 2014
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$2,804	$—	$—	$2,804
Time deposits	—	247,958	—	247,958
Municipal debt securities	—	4,800	—	4,800
U.S. government and agency debt	11,999	—	—	11,999
Corporate debt securities	—	3,400	—	3,400
Short-term investments:
U.S. government and agency debt	301,479	—	—	301,479
Corporate debt securities	—	589,514	—	589,514
Asset backed securities	—	76,271	—	76,271
Foreign government and agency debt	—	20,292	—	20,292
Municipal debt securities	—	16,099	—	16,099
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1,012	—	1,012
Long-term investments:
Auction rate securities	—	—	16,279	16,279
Other non-current assets:
Severance pay fund	—	2,193	—	2,193

Total assets	$316,282	$961,539	$16,279	$1,294,100

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$26	$—	$26

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at February 2, 2013
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$27,029	$—	$—	$27,029
Money market funds	21,523	—	—	21,523
Time deposits	—	119,874	—	119,874
Short-term investments:
U.S. government and agency debt	318,479	—	—	318,479
Corporate debt securities	—	579,624	—	579,624
Time deposits	—	188,000	—	188,000
Asset backed securities	—	76,615	—	76,615
Foreign government and agency debt	—	4,319	—	4,319
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1,144	—	1,144
Long-term investments:
Auction rate securities	—	—	16,769	16,769
Other non-current assets:
Severance pay fund	—	1,977	—	1,977

Total assets	$367,031	$971,553	$16,769	$1,355,353

The following table summarizes the change in fair values for Level 3 assets for the year ended February 1, 2014 and February 2, 2013 (in thousands):

Level 3
Changes in fair value during the year (pre-tax):
Ending balance at January 28, 2012	$23,215
Sales, redemption and settlement	(5,050)
Unrealized loss included in accumulated other comprehensive income	(1,396)

Ending balance at February 2, 2013	16,769
Sales, redemption and settlement	(300)
Unrealized loss included in accumulated other comprehensive income	(190)

Ending balance at February 1, 2014	$16,279

Note 7 — Goodwill and Acquired Intangible Assets:

Goodwill

The Company evaluates goodwill for potential impairment annually in its fiscal fourth quarter or more frequently if the Company believes indicators of impairment exist. In fiscal 2014, the Company performed a qualitative assessment to determine whether it was more likely than not the fair value of the reporting unit was greater than its carrying value. Since the Company has only one reporting unit, it determines the fair value of the reporting unit by taking the market capitalization of the Company as determined through quoted market prices

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and adjusts for control premiums and other relevant factors, and compares the fair value to the Company’s net book value. In fiscal 2014, the Company experienced an upward trend in its stock price and as a result, the Company concluded there were no negative indicators that its goodwill was impaired. In fiscal 2013, the Company experienced a decline in its stock price combined with a decrease in its outstanding shares from its share repurchase activity, resulting in a lower market capitalization. As a result, the Company performed a quantitative assessment of goodwill using its market capitalization as described above to determine its fair value which it compared to the Company’s net book value. As a result, the Company concluded there was no impairment of its goodwill in fiscal 2013.

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance at January 28, 2012	$2,031,991
Additions due to business combinations	147

Balance at February 2, 2013	2,032,138
Additions due to business combinations	400
Sale of a business	(2,593)

Balance at February 1, 2014	$2,029,945

Acquired Intangible Assets

The carrying amounts of acquired intangible assets are as follows (in thousands):

		February 1, 2014			February 2, 2013
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts
Purchased technology	4 - 7 years	$49,240	$(20,634)	$28,606	$54,690	$(18,552)	$36,138
Core technology	5 - 8 years	2,350	(1,583)	767	138,650	(123,298)	15,352
Trade names	5 years	1,300	(568)	732	1,300	(308)	992
Customer intangibles	5 - 7 years	28,600	(13,056)	15,544	89,400	(61,927)	27,473
IPR&D	*	3,386	—	3,386	9,700	—	9,700

Total acquired intangible assets, net		$84,876	$(35,841)	$49,035	$293,740	$(204,085)	$89,655

*	Upon completion of the projects, the related IPR&D assets will be amortized over its estimated useful life. If any of the projects are abandoned or the forecast of the project indicates that the fair value is less than the carrying amount, the Company will be required to write down the related IPR&D asset.

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized. The Company recorded charges of $8.1 million in fiscal 2014 for the impairment of an acquired intangible asset and $0.8 million in fiscal 2013 to write-off IPR&D related to an abandoned project, which are included in amortization and write-off of acquired intangible assets in the consolidated statement of operations. There was no impairment of acquired intangible assets in fiscal 2012.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the identified intangible assets recorded at February 1, 2014, the future amortization expense of identified intangibles excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal Year
2015	$14,951
2016	12,212
2017	11,027
2018	5,599
2019	1,860
Thereafter	—

$45,649

Note 8 — Restructuring:

In fiscal 2014, the Company recorded a restructuring charge of $4.2 million related to the closure of two sites. This amount included $2.8 million of severance costs, and $1.4 million for other exit-related costs in connection with vacating two facilities and the write-off of equipment. All activities related to the closure of the two sites were substantially completed by the end fiscal 2014.

In fiscal 2013, the Company recorded a restructuring charge when the sublease of one of its previously vacated facilities was terminated.

In fiscal 2012, the Company decided to vacate a leased facility it assumed in connection with the Xelerated acquisition immediately after the close of the transaction. As a result, the Company recorded an insignificant restructuring charge for the lease obligation. In fiscal 2012, the Company also completed the sale of its building that was previously classified as held for sale in fiscal 2011. The building was sold to an unrelated third party for $6.8 million, equal to its revised carrying value.

The Company also continued to make payments and incurred restructuring charges for ongoing operating expenses related to previously vacated facilities during fiscal 2014, 2013 and 2012.

The following table presents details of restructuring charges by functional line item (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Research and development	$2,886	$47	$728
Selling and marketing	795	(3)	8
General and administrative	1,051	1,213	1,120

	$4,732	$1,257	$1,856

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with restructuring charges (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at January 28, 2012	$—	$2,917	$—	$2,917
Restructuring charges	—	553	—	553
Net cash payments	—	(1,329)	—	(1,329)
Non-cash adjustments	—	10	—	10
Adjustments to previous estimates	—	704	—	704

Balance at February 2, 2013	—	$2,855	$—	2,855
Restructuring charges	2,786	1,672	213	4,671
Net cash payments	(2,735)	(2,144)	(194)	(5,073)

Balance at February 1, 2014	$51	$2,383	$19	$2,453

The severance costs included in the table above are expected to be paid in the first quarter of fiscal 2015. The facility and related costs recorded in fiscal 2014 primarily represent payments under lease obligations of vacated facilities associated with the closure of two sites, which are expected to be paid through fiscal 2015.

The balance at February 1, 2014 for facility and related costs also includes remaining payments under lease obligations related to vacated facilities under previous restructure actions which are expected to be paid through fiscal 2018.

Note 9 — Income Taxes:

The U.S. and non-U.S. components of income before income taxes consist of the following (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
U.S. operations	$31,339	$34,900	$28,039
Non-U.S. operations	274,918	275,290	591,020

	$306,257	$310,190	$619,059

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Current income tax provision (benefit):
Federal	$5,774	$4,461	$8,183
State	73	407	99
Foreign	(18,829)	(8,289)	(1,069)

Total current income tax provision (benefit)	(12,982)	(3,421)	7,213
Deferred income tax provision (benefit):
Federal	317	6,306	(1,361)
State	32	90	1,078
Foreign	3,570	630	(2,962)

Total deferred income tax provision (benefit)	3,919	7,026	(3,245)

Total provision (benefit) for income taxes	$(9,063)	$3,605	$3,968

Deferred tax assets consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Federal and California research and other tax credits	$335,894	$299,475
Reserves and accruals	25,833	27,830
Share-based compensation	4,067	3,523
Net operating losses	18,470	20,553

Gross deferred tax assets	384,264	351,381
Valuation allowance	(335,890)	(299,449)

Total deferred tax assets	48,374	51,932
Total deferred tax liabilities	(17,586)	(17,225)

Net deferred tax assets	$30,788	$34,707

The non-current portion of the deferred tax assets as of February 1, 2014 and February 2, 2013 was $19.3 million and $26.3 million, respectively, and is included in other non-current assets. During fiscal 2014, deferred tax assets, net of a corresponding valuation allowance decreased $3.9 million from the end of fiscal 2013, mostly due to an increase in the Singapore deferred tax liability since the Singapore government has not yet granted an extension of the tax incentive arrangement in Singapore which expires in June 2014.

As of February 1, 2014, the Company had net operating loss carryforwards available to offset future taxable income of approximately $68.9 million, $1.9 million and $7.3 million for foreign, U.S. federal and state of California purposes, respectively. The federal carryforwards will expire in various fiscal years between 2021 and 2027, and the California carryforwards will expire at various fiscal years between 2016 and 2033, if not utilized before these years. The losses in non-U.S. companies can be carried forward indefinitely. For U.S. federal income tax return purposes, the Company had research tax credit carryforwards of approximately $211.8 million that expire through fiscal 2034. As of February 1, 2014, the Company had unused California research and tax

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit carryforwards of approximately $211.4 million, which can be carryforward indefinitely. Included in the U.S. federal and California carryforward amounts are $53.9 million and $52.3 million, respectively, that are attributable to excess tax benefits from stock options. Upon realization, the benefit associated with these credits will increase additional paid-in capital. The Company also has research and investment tax credit carryforwards of approximately $18.8 million in other U.S. states that expire through fiscal 2029 due to the statute of limitation.

At the end of fiscal 2014, the Company has provided a full valuation allowance against its federal and various state research credits which it earns in excess of its current year tax liabilities, as well as a portion against its net operating loss carryforwards. Based on the available objective positive and negative evidence, the Company has determined that it is more likely than not that these research credits and acquired net operating losses will not be realized. Therefore, the Company has recorded a valuation allowance of $335.9 million, an increase of $36.4 million from fiscal 2013.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Provision at U.S. notional statutory rate	35.0%	35.0%	35.0%
Non-deductible share-based compensation	19.4	15.4	6.9
Difference in U.S. and non-U.S. tax rates	(55.8)	(48.8)	(40.7)
Benefits from utilization of general business credits	(14.1)	(13.8)	(6.8)
Change in valuation allowance	11.9	12.9	5.6
Other	0.6	0.5	0.6

Effective tax rate	(3.0)%	1.2%	0.6%

The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Unrecognized tax benefits at beginning of the year	$79,031	$96,294	$102,612
Increases related to prior year tax positions	499	1,106	987
Decreases related to prior year tax positions	(111)	—	(307)
Increases related to current year tax positions	2,666	1,139	1,229
Settlements	(7,423)	(3,956)	(243)
Lapse in the statute of limitations	(13,969)	(15,543)	(9,529)
Foreign exchange (gain) loss	(9,011)	(9)	1,545

Gross amounts of unrecognized tax benefits at end of the year	$51,682	$79,031	$96,294

Included in the balances as of February 1, 2014 is $43.2 million of unrecognized tax benefit that would affect the effective income tax rate if recognized.

The amounts in the table above do not include the related interest and penalties. The amount of interest and penalties accrued as of February 1, 2014 was approximately $29.6 million, as of February 2, 2013 was approximately $33.8 million and as of January 28, 2012 was approximately $35.3 million. The consolidated statements of operations for fiscal 2014, 2013 and 2012 included $6.2 million, $5.8 million and $5.9 million, respectively, of interest and penalties related to the unrecognized tax benefits.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of February 1, 2014, the material jurisdictions that are subject to examination include China, Israel, Singapore, Switzerland and the United States for the Company’s fiscal years 2004 through 2014. As of February 1, 2014, one of the Company’s non-U.S. entities is under examination for fiscal years encompassing 2007 through 2010.

During fiscal 2014, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $20 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.

The Singapore Economic Development Board (“EDB”) initially granted a 10-year Pioneer Status in July 1999 to the Company’s subsidiary in Singapore if the Company met several requirements as to investments, headcount and activities. In October 2004, the Company’s subsidiary in Singapore was granted a second incentive known as the Development and Expansion Incentive (“DEI”), which was retroactively effective to July 2004 and is renewable every 5 years. The DEI was to benefit the non-Pioneer income. In June 2006, the EDB agreed to extend the Pioneer status for 15 years to June 2014. In 2009, the EDB renewed the DEI to June 2014. In fiscal 2014, 2013 and 2012 tax savings associated with these tax holidays were approximately $3.7 million, $13.6 million and $3.1 million, respectively, which if paid would impact the Company’s earnings per share by $0.01 per share in fiscal 2014, $0.02 per share in fiscal 2013 and $0.01 per share in fiscal 2012. The maximum period for the Pioneer Incentive is 15 years; therefore, the Company’s subsidiary is no longer eligible to apply for this incentive. The Company is currently in discussion with the EDB to extend the DEI through June 2019. DEI can be enjoyed up to 40 years. Renewals and extensions of such tax incentives are at the discretion of the Singapore government. An extension of this tax incentive arrangement has not yet been granted by the Singapore government beyond its expiration in June 2014. Absent the tax incentives, the corporate income tax rate in Singapore would otherwise be 17%.

Under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (M.I.S.L) Ltd. (“MISL”), the GTL branch and the cellular branch (formerly Marvell DSPC), are entitled to approved and benefited tax programs that include reduced tax rates and exemption of certain income. The first program was approved for MISL in fiscal 1996 and the most recent was started in fiscal 2013. The cellular branch has five approved programs and three benefited programs with the first approved in fiscal 1991 and the most recent benefited enterprise started in fiscal 2011. The benefit period is generally 10 to 15 years and begins in the first year in which the Company’s Israeli divisions earn taxable income from the approved or benefited enterprises, provided the maximum period has not elapsed. Income from the approved or benefited enterprises is subject to reduced tax rates ranging between 0% and 10% or tax exemptions for fiscal years 2008 through fiscal 2027. A new amendment to the Encouragement law, which was approved by the Israeli government in December 2011, came into effect January 1, 2012. For fiscal 2014, 2013 and 2012, the benefit associated with these approved or benefited enterprise programs was $2.2 million and $13.8 million and $13.6 million, respectively, which provided earnings per share of $0.01 per share in fiscal 2014 and $0.02 per share in each of fiscal 2013 and 2012.

During fiscal 2007, each of the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration granted the Company’s subsidiary in Switzerland a 10 year tax holiday on revenues from research and design wafer supply trading activities commencing with its fiscal 2007. The fiscal 2014, 2013 and 2012 tax

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

savings associated with this tax holiday is approximately $5.1 million, $4.6 million and $4.7 million, respectively, which provided earnings per share of $0.01 per share in 2014 and less than $0.01 per share in each of fiscal 2013 and 2012.

Note 10 — Commitments and Contingencies:

Warranty Obligations

The Company’s products carry a standard 90 day warranty with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The Company’s warranty expense has not been significant in the periods presented.

Lease Commitments

The Company leases some of its facilities, equipment and computer aided design software under non-cancelable operating leases. Rent expense, net of sublease income for fiscal 2014, 2013 and 2012 was approximately $25.8 million, $23.7 million and $20.5 million, respectively. The Company also purchases certain intellectual property under technology license obligations. Future minimum lease payments, net of estimated sublease, and payments under technology license obligations as of February 1, 2014, are presented in the following tables (in thousands):

Fiscal Year:	Minimum Lease Payments	Sublease Income	Net Operating Leases
2015	$75,678	$(72)	$75,606
2016	61,774	(75)	61,699
2017	32,751	(46)	32,705
2018	6,455	—	6,455
2019	1,150	—	1,150
Thereafter	1,785	—	1,785

Total future minimum lease payments	$179,593	$(193)	$179,400

Fiscal Year:	Technology License Obligations
2015	$14,913
2016	13,145
2017	7,869
2018	9,180
2019	—
Thereafter	—

Total future minimum lease payments	$45,107

Less: amount representing interest	(2,027)

Present value of future minimum payments	43,080
Less: current portion	(14,121)

Non-current portion	$28,959

Technology license obligations include the liabilities under the subscription agreements for technology licenses between the Company and various vendors.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of February 1, 2014, these foundries had incurred approximately $270.9 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

Intellectual Property Indemnification

The Company has agreed to indemnify certain customers for claims made against the Company’s products, where such claims allege infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks, and/or copyrights. Under the aforementioned indemnification clauses, the Company may be obligated to defend the customer and pay for the damages awarded against the customer under an infringement claim as well as the customer’s attorneys’ fees and costs. The Company’s indemnification obligations generally do not expire after termination or expiration of the agreement containing the indemnification obligation. Generally, there are limits on and exceptions to the Company’s potential liability for indemnification. Although historically the Company has not made significant payments under these indemnification obligations, the Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. The maximum potential amount of any future payments that the Company could be required to make under these indemnification obligations could be significant.

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

As of February 1, 2014, the Company has a $15.2 million accrued liability related to certain legal proceedings described below in this section. The amount recorded does not relate to the litigation with Carnegie Mellon University (“CMU”). Other than for the matters that the Company has recognized in the consolidated financial statements, it has not recorded any amounts for contingent losses associated with the matters described below based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Carnegie Mellon University Litigation.    On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. (“MSI”) and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26,

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Due to the finding of willfulness during post-trial proceedings, the judge could enhance the damages by an amount up to triple the damages awarded by the jury at trial. In addition, CMU has disclosed in its post-trial motions that it is seeking pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied the Company’s motion for mistrial. On September 23, 2013, the District Court denied the Company’s motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issue as well as the Company’s motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a forthcoming opinion. On December 6, 2013, CMU filed a motion to permit registration of judgment and a motion for supplemental relief including a request to enjoin future share repurchases, any leveraged buyout or similar asset leveraging transaction, and dividends (including the dividend scheduled for December 23rd), in the absence of a court approved bond or other security. On December 23, 2013, the District Court denied the motions. On January 8, 2014, CMU filed a motion for telephonic status conference, which was denied on January 28, 2014. On January 14, 2014, the District Court denied the Company’s post-trial motion on laches. The District Court has yet to rule on CMU’s injunction motion. The Company expects the District Court to issue its final judgment at any time.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the District Court issued an order granting the defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California; the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. The court issued a first claim construction ruling on January 31, 2012 and a supplemental claim construction ruling on August 29, 2012. On August 16, 2013, the District Court granted defendants’ summary judgment motion to preclude the plaintiff from recovering certain pre-suit damages. Trial is scheduled for January 5, 2015.

Lake Cherokee Patent I Litigation.     On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. (“Lake Cherokee”) filed a complaint in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents”). The Lake Cherokee patents purportedly relate to read-channel integrated circuit devices and to certain HDD products incorporating such devices. A claim construction ruling was issued on August 6, 2012. Lake Cherokee’s damages claim, which excluded non-U.S. related sales as a result of the District Court’s summary judgment ruling, was approximately $193 million at the start of trial. The case proceeded to trial on August 12, 2013. On August 16, 2013, an Eastern District of Texas jury returned a verdict and unanimously found that MSI did not infringe the Lake Cherokee patents. On the same day, the Court entered judgment in MSI’s favor. Lake Cherokee has since moved for a new trial and the briefing was concluded on October 28, 2013. The District Court has not ruled on Lake Cherokee’s post-trial motion.

Lake Cherokee II Patent Litigation.     On September 5, 2013, Lake Cherokee filed suit in the U.S. District Court for the Eastern District of Texas against Marvell Asia Pte., Ltd. (“MAPL”) and several of the Company’s storage customers, alleging infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (the same Lake Cherokee patents found not infringed in Lake Cherokee I).

Lake Cherokee III Patent Litigation.     On September 25, 2013, Lake Cherokee filed suit in the U.S. District Court for the Eastern District of Texas against MSI, MAPL and two of the Company’s customers, alleging infringement of U.S. Patent No. 5,583,706, which purportedly relates to certain HDD related technologies. MSI answered the complaint on November 29, 2013. A claim construction hearing is set for August 5, 2014 and trial is currently scheduled to start on April 13, 2015.

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

MOSAID Litigation.     On March 16, 2011, MOSAID Technologies Inc. filed suit in the U.S. District Court for the Eastern District of Texas against MSI and 16 other companies. The complaint alleges that defendants’ products, which operate in compliance with various IEEE 802.11standards, infringe the six asserted patents (U.S. Patent Nos. 5,131,006; 5,151,920; 5,422,887; 5,706,428; 6,563,768; 6,992,972). MSI filed its answer and counterclaims on June 9, 2011. On March 28, 2012, MSI and other defendants filed a motion to transfer, which was denied. A claim construction hearing was held on April 16, 2013 and a claim construction ruling was issued by the magistrate judge on April 22, 2013. On June 3, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate’s claim construction ruling. On September 20, 2013, MSI and MOSAID entered a license agreement that settled the pending disputes between the parties, and on October 11, 2013, MSI was dismissed from the case. An agreed motion to dismiss MSI from the lawsuit was filed on October 8, 2013. The settlement did not have a significant impact on the Company’s financial statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Azure Networks Litigation.    On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed suit in the U.S. District Court for the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On November 2, 2012, MSI and the other defendants filed a motion for summary judgment of invalidity, which was denied. A claim construction hearing was held on December 20, 2012. On January 15, 2013, the magistrate judge issued a claim construction ruling. On May 20, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate judge’s claim construction ruling. On May 30, 2013, the District Court entered a judgment of non-infringement. On June 24, 2013, Azure appealed, and the appeal has been briefed. On August 20, 2013, Azure filed its opening appeal brief. On October 3, 2013, MSI and the other defendants filed a respondents’ brief.

Power Management Systems Litigation.    On August 22, 2011, Power Management Systems LLC (“PMS”), a subsidiary of Acacia Research Corp., filed a complaint against the Company’s subsidiary Marvell Semiconductor, Ltd. (“MSL”) and other defendants, in the U.S. District Court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which relates to a power management apparatus, against various products. The complaint seeks unspecified damages. On October 17, 2011, PMS amended its complaint by substituting MSL with MSI. MSI filed its answer and counterclaims on November 4, 2011. A claim construction hearing was held on January 18, 2013, and a ruling was issued on May 30, 2013. On June 14, 2013, the District Court entered a judgment of non-infringement. On June 17, 2013, PMS appealed, and the appeal has been briefed. The Federal Circuit Court of Appeals heard oral argument on January 10, 2014, and affirmed the district court’s rulings on January 14, 2014.

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

France Telecom Litigation.    On June 26, 2012, France Telecom S.A. (“France Telecom”) filed a complaint against MSI in the U.S. District Court for the Southern District of New York. The complaint asserts U.S. Patent No.5,446,747 against MSI’s communications processors and thin modems. The complaint seeks unspecified damages as well as injunctive relief. MSI answered the complaint on July 18, 2012 and August 1, 2012. On July 30, 2012, MSI filed a motion to transfer the lawsuit to the U.S. District Court for the Northern District of California. On September 17, 2012, the Court granted MSI’s motion and transferred the case to the Northern District of California. A claim construction hearing was held on December 13, 2013. Trial is scheduled for May 12, 2014.

Freescale Litigation.    On July 6, 2012, Freescale Semiconductor, Inc. (“Freescale”) filed a complaint against MSI in the U.S. District Court for the Western District of Texas. The complaint asserts U.S. Patent Nos. 6,920,316, 5,825,640, 5,943,274, 5,467,455 and 7,927,927 against certain of the Company’s integrated circuits and/or chipsets. The complaint seeks unspecified damages and a permanent injunction. Freescale filed an amended complaint on January 14, 2013 and withdrew its assertion of U.S. Patent No. 5,825,640; MSI filed its answer to the amended complaint on February 4, 2013. This case has been consolidated for pre-trial purposes with nine other pending cases. A claim construction hearing was held on October 24, 2013 and was completed on December 13, 2013. No trial date has been set.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 4, 2013, three of the Company’s subsidiaries, MSI, Marvell International Ltd. (“MIL”) and Marvell World Trade Ltd., filed a complaint against Freescale in the U.S. District Court for the Western District of Texas, and filed an amended complaint on January 14, 2013. The amended complaint alleges that Freescale infringes U.S. Patents Nos. 6,903,448 and 7,379,718. A claim construction hearing was held on December 13, 2013. No trial date has been set.

Progressive Semiconductor Solutions Patent Litigation.     On September 30, 2013, Progressive Semiconductor Solutions LLC (“PSS”) filed a complaint in the Central District of California against MSI and another defendant, asserting infringement of U.S. Patent Nos. 6,473,349 (the “349 patent”) and 6,862,208 (the “208 patent”). The patents purportedly relate to certain memory devices. On November 19, 2013, PSS filed an amended complaint. MSI answered the first amended complaint on November 22, 2013. A claim construction hearing is scheduled to occur on or before August 11, 2014 and trial is scheduled to start on March 3, 2015. On March 3, 2014, the District Court dismissed MSI without prejudice. On March 4, 2014, PSS filed a new complaint against MSI, asserting infringement of the ‘349 patent but not the ‘208 patent.

Vantage Point Technology Patent Litigation.     On November 21, 2013, Vantage Point Technology, Inc. filed suit against a third party defendant for patent infringement relating to processor technology. On February 3, 2014, Vantage filed an amended complaint against the third party and added MSI as an additional defendant. The complaint seeks unspecified damages and no trial date has been set.

Surety Bond

The Company plans to appeal the final judgment issued by the District Court in the CMU litigation, regardless of the dollar amount of the final judgment. The parties are currently engaged in discussions before a Special Master concerning the bonding of the judgment pending appeal. During October 2013, the Company entered into indemnity agreements with a consortium of insurers that would potentially provide financial assurance that each of the insurers will be indemnified by the Company should a loss occur under a surety bond. As of February 1, 2014 and as of the date of this filing, no final judgment has been issued and no surety bond has been issued. Therefore, these indemnity agreements have had no impact to the Company’s Consolidated Balance Sheets as of February 1, 2014. The Company expects that under a surety bond, the surety companies would agree to guarantee to the District Court the Company’s payment of a specific amount, to be determined. However, the terms of any surety bond arrangements have not been finalized and the Company cannot be certain that a surety bond will be available to the Company in sufficient amount to cover the full amount of a final judgment or on commercially reasonable terms. If the Company cannot obtain a surety bond in sufficient amount or on commercially reasonable terms, or if the District Court in the CMU litigation does not approve alternative arrangements to stay execution of the judgment pending the Company’s appeal, it’s business could be harmed. For example, if, under a surety bond, the Company must post its cash, cash equivalents and short term investments as collateral, it may be restricted from using such assets in the operation of its business and such assets would be classified as restricted cash in future filings.

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

Note 11 — Benefit Plans:

The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 50% of eligible earnings subject to a required annual limit. The Company matches 100% of the employee contribution up to $500 per eligible employee on a quarterly basis. The participant must be employed by the Company on the last day of the calendar quarter to qualify for the match. At the end of the calendar year, the eligible employees receive a true-up match equal to the accumulated employee contribution for the calendar year up to $2,000. The Company made matching contributions to employees of $5.0 million, $5.0 million and $4.8 million during fiscal 2014, 2013 and 2012, respectively. As of February 1, 2014, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common shares through the 401(k) plan.

The Company also has voluntary defined contribution plans in various non-U.S. locations. The Company made contributions on behalf of employees totaling $20.6 million, $17.2 million and $16.2 million during fiscal 2014, 2013 and 2012, respectively. The Company also maintains a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were not significant.

Note 12 — Shareholders’ Equity:

Common and Preferred Stock

As of February 1, 2014, the Company is authorized to issue 992.0 million shares of $0.002 par value common stock and 8.0 million shares of $0.002 par value preferred stock. As of February 1, 2014 and February 2, 2013, no shares of preferred stock were outstanding.

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million common shares reserved for issuance thereunder as of February 1, 2014. Options granted under the Option Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock at the time of the grant may not have a term exceeding five years and these options must be issued at prices of at least 110% of the fair market value of the stock on the date of grant.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity awards to new hires under the Option Plan generally vest 20% one year after the vesting commencement date and the remaining shares vest one-sixtieth per month over the remaining 48 months. Other equity awards generally vest annually in four equal installments.

As of February 1, 2014, approximately 95.2 million shares remained available for future issuance under the Option Plan.

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

2007 Directors’ Stock Incentive Plan

In October 2007, the Company adopted the 2007 Directors’ Stock Incentive Plan, for which shareholders approved a total of 750,000 common shares that could be issued under the plan to all eligible outside directors. Each outside director was granted an option to purchase 50,000 common shares upon his or her initial appointment to the Company’s Board of Directors. These options, which have a term of 10 years, vested one-third of the total shares on the one-year anniversary of the date of grant and one-third of the total shares on each one-year anniversary thereafter. From time to time, the Board has the authority to approve the amendment and restatement of the plan to revise the size of automatic annual awards granted under the plan.

In fiscal 2012, each outside director who had been serving on the Company’s Board of Directors for the prior six months and was re-elected by the shareholders at the annual general meeting was granted an option to purchase 9,000 common shares. These options, which have a term of 10 years, vested 100% on the earlier of the date of the next annual general meeting of shareholders or the one-year anniversary of the date of grant. In addition, each outside director was also granted a restricted stock unit (“RSU”) award for a number of shares with an aggregate fair market value equal to $70,000 immediately following the annual general meeting of shareholders. These RSU awards vested 100% on the earlier of the date of the next annual general meeting of shareholders or the one-year anniversary of the date of grant.

In fiscal 2013 and 2014, each outside director who was appointed at the annual general meeting of shareholders was granted an option to purchase a number of common shares with an aggregate grant date fair value equal to $110,000 immediately following the annual general meeting of shareholders. In addition, each outside director who was elected or appointed at the annual general meeting of shareholders was granted an RSU award for a number of shares with an aggregate fair market value equal to $110,000 immediately following each annual general meeting. The option awards, which have a term of 10 years, and the RSU awards vest 100% on the earlier of the date of the next annual general meeting of shareholders or the one-year anniversary of the date of grant. An outside director elected or appointed after an annual general meeting of shareholders would receive a pro rata stock option award and RSU award based on the number of quarters completed since the previous annual general meeting of shareholders. In no event would any outside director be awarded in any calendar year an annual option award or annual RSU award under the 2007 Director Plan for more than 25,000 shares and 10,000 shares, respectively.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in fiscal 2015, each outside director who is first elected or appointed at the annual general meeting of shareholders will be granted an RSU award for a number of shares with an aggregate fair market value equal to $220,000 immediately following each annual general meeting of shareholders. The RSU award vests as to 100% of the shares on the earlier of the date of the next annual general meeting of shareholders or the one-year anniversary of the date of grant. An outside director who is elected or appointed after an annual general meeting of shareholders will receive a pro rata RSU award based on the number of quarters completed since the prior annual general meeting of shareholders. In no event shall any outside director be awarded in any calendar year an annual RSU award under the 2007 Director Plan for more than 20,000 shares, respectively.

As of February 1, 2014, approximately 204,924 shares remained available for future issuance under the 2007 Directors’ Plan.

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, as amended and restated on October 31, 2011 (the “ESPP”), participants purchase the Company’s stock using payroll deductions, which may not exceed 15% of their total cash compensation. Pursuant to the terms of the current ESPP, the “look-back” period for the stock purchase price is 24 months. Offering and purchase periods begin on December 8 and June 8 of each year. Participants enrolled in a 24-month offering period will continue in that offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in a 24-month offering period will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

During fiscal 2014, a total of 9.7 million shares were issued under the ESPP at a weighted average price of $7.39. During fiscal 2013, a total of 7.6 million shares were issued under the ESPP at a weighted average price of $8.77. During fiscal 2012, a total of 4.9 million shares were issued under the ESPP at a weighted average price of $12.48.

As of February 1, 2014, approximately 24.5 million shares remained available for future issuance under the ESPP.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Plan and Stock Award Activity

The following table summarizes the activity under all of the option plans and other stock based arrangements (in thousands, except for per share amounts):

	Time-Based Options		Market-Based Options		Total
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at January 29, 2011	56,325	$11.96	—	—	56,325	$11.96
Granted	3,477	$15.31	3,149	$15.43	6,626	$15.37
Exercised	(5,681)	$7.95	—	—	(5,681)	$7.95
Canceled/Forfeited	(1,654)	$14.57	(25)	$15.43	(1,679)	$14.58
Expired	—	—	—	—	—	—

Balance at January 28, 2012	52,467	$12.53	3,124	$15.43	55,591	$12.70
Granted	7,041	$14.59	—	—	7,041	$14.59
Exercised	(5,977)	$6.44	—	—	(5,977)	$6.44
Canceled/Forfeited	(3,894)	$16.10	(365)	$15.43	(4,259)	$16.04
Expired	—	—	—	—	—	—

Balance at February 2, 2013	49,637	$13.28	2,759	$15.43	52,396	$13.39
Granted	18,922	$10.82	—	—	18,922	$10.82
Exercised	(15,482)	$9.40	—	—	(15,482)	$9.40
Canceled/Forfeited	(3,921)	$15.15	(136)	$15.43	(4,057)	$15.16
Expired	—	—	—	—	—	—

Balance at February 1, 2014	49,156	$13.40	2,623	$15.43	51,779	$13.51

Vested or expected to vest at February 1, 2014	45,913	$13.55

Exercisable at February 1, 2014	25,318	$14.88

For time-based stock options vested and expected to vest at February 1, 2014, the aggregate intrinsic value was $128.3 million and the weighted average remaining contractual term was 6.2 years. For time-based stock options exercisable at February 1, 2014, the aggregate intrinsic value was $62.8 million and the weighted average remaining contractual term was 4 years. The aggregate intrinsic value of stock options exercised during fiscal 2014, 2013 and 2012 was $51.1 million, $33.6 million and $41.8 million, respectively. There was no aggregate intrinsic value for market-based stock options at February 1, 2014 and the weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at February 1, 2014 was 7.2 years. The Company’s closing stock price of $14.93 as reported on the NASDAQ Global Select Market as of January 31, 2014 was used to calculate the aggregate intrinsic value for all in-the-money options.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 1, 2014, the unamortized compensation expense for time-based stock options was $63.4 million and market-based stock options were fully amortized. The unamortized compensation expense for time-based options will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 2.8 years.

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for share prices):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance at January 29, 2011	5,486	$18.75
Granted	6,877	$15.80
Vested	(2,014)	$15.90
Canceled/Forfeited	(703)	$16.81

Balance at January 28, 2012	9,646	$17.38
Granted	7,370	$14.64
Vested	(2,796)	$17.78
Canceled/Forfeited	(1,481)	$17.16

Balance at February 2, 2013	12,739	$15.78
Granted	3,828	$10.78
Vested	(3,925)	$16.19
Canceled/Forfeited	(1,288)	$14.39

Balance at February 1, 2014	11,354	$14.11

The aggregate intrinsic value of restricted stock units expected to vest as of February 1, 2014 was $157.7 million. The number of restricted stock units that are expected to vest is 10.6 million shares.

As of February 1, 2014, unamortized compensation expense related to restricted stock units was $86.5 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.7 years.

Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cost of goods sold	$8,863	$8,142	$6,995
Research and development	109,432	87,149	85,924
Selling and marketing	13,940	13,278	12,920
General and administrative	23,638	18,711	14,024

	$155,873	$127,280	$119,863

Share-based compensation capitalized in inventory was $1.7 million at February 1, 2014, $1.5 million at February 2, 2013, and $2.1 million at January 28, 2012.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The expected volatility for awards granted during fiscal 2014, 2013, and 2012 was based on an equally weighted combination of historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

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

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based equity award on the date of grant using the Black-Scholes option pricing model and of each market-based equity award using a Monte Carlo simulation model:

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Time-based Stock Options:
Weighted average fair value	$3.43	$5.52	$6.05
Expected volatility	45%	44%	44%
Expected term (in years)	5.0	4.8	4.8
Risk-free interest rate	0.8%	0.9%	2.0%
Expected dividend yield	2.4%	0.3%	—

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Market-based Stock Options:
Weighted average fair value	$—	$—	$5.08
Expected volatility	—%	—%	42%
Risk-free interest rate	—%	—%	0.9 - 3.6%

There were no market-based stock options granted during fiscal 2014 and 2013. In fiscal 2012, the Company issued 3.1 million stock options with a market-based condition for a group of senior employees. If the market price condition is not met within five years from the date of grant, the options automatically expire. The fair value of each market-based stock option award was estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the above table, including the same volatility applied to the Company’s time-based options. Because a Monte Carlo simulation model incorporates ranges of assumptions for inputs, those ranges are disclosed where applicable. The Company uses historical data to estimate employee termination within the valuation model. The expected term was 2.66 years for market-based stock options granted in fiscal 2012 and was derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Employee Stock Purchase Plan:
Estimated fair value	$3.65	$3.13	$4.63
Expected volatility	37%	40%	44%
Expected term (in years)	1.3	1.2	1.1
Risk-free interest rate	0.2%	0.2%	0.1%
Expected dividend yield	2.0%	2.4%	—

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Program

The Company’s board of directors initially authorized its current share repurchase program to repurchase up to $500 million of its outstanding common shares in August 2010. The Company’s board of directors authorized an additional $1.5 billion in fiscal 2012 and $1.0 billion in fiscal 2013 to be used to repurchase its common shares under the share repurchase program for a total available under the program of $3.0 billion. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company repurchased 33.1 million of its common shares for $354.1 million in cash during fiscal 2014, 91.0 million of its common shares for $959.1 million in cash during fiscal 2013 and 87.8 million of its common shares for $1.3 billion in cash during fiscal 2012. All of the repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. As of February 1, 2014, a total of 216.9 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.7 billion in cash and there was $258.4 million remaining available for future share repurchases.

Dividends

The Company announced the initiation of paying its first quarterly dividend of $0.06 per share in May 2012. As a result, cash dividends of $0.24 per share were paid for a total of $119.5 million during fiscal 2014, and cash dividends of $0.18 per share were paid for a total of $98.8 million during fiscal 2013. Future payment of a regular quarterly cash dividend on the Company’s common shares will be subject to, among other things, the best interests of the Company, the Company’s results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law and other factors that the Company’s board of directors may deem relevant. The Company’s dividend payments may change from time to time, and the Company cannot provide assurance that it will continue to declare dividends at all or in any particular amounts. In addition, developments in ongoing litigation could affect the Company’s ability to make a dividend payment on a declared payment date until such time as the Company can meet statutory requirements under Bermuda law.

On February 20, 2014, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on March 27, 2014 to shareholders of record as of March 13, 2014.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Year Ended
Net Revenue:	February 1, 2014	February 2, 2013	January 28, 2012
United States	$68,321	$176,581	$194,638
China	1,869,381	1,599,681	1,496,864
Thailand	353,363	369,855	531,073
Malaysia	352,756	351,401	420,382
Philippines	257,899	246,269	207,450
Others	502,680	424,843	542,633

	$3,404,400	$3,168,630	$3,393,040

Property and equipment, net:	February 1, 2014	February 2, 2013
Bermuda	$4,453	$5,691
China	29,146	27,724
Israel	33,758	36,671
Singapore	76,367	78,047
United States	195,253	208,459
Others	17,188	16,379

	$356,165	$372,971

The following table presents net revenue by end market (in thousands):

	Year Ended
Net Revenue by End Market	February 1, 2014	February 2, 2013	January 28, 2012
Storage	$1,681,953	$1,494,959	$1,560,772
Mobile and Wireless	839,407	822,533	968,706
Networking	670,249	708,821	697,865
Other	212,791	142,317	165,697

	$3,404,400	$3,168,630	$3,393,040

Note 14 — Related Party Transactions:

MIL is party to a technology license agreement with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). MIL assumed this technology license agreement between VeriSilicon and UTStarcom, Inc. after the Company’s acquisition of the semiconductor business of UTStarcom in December 2005. MIL has subsequently entered into

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various addenda to this agreement for additional technology beyond the scope of the original agreement. During fiscal 2013, MIL entered into two new addenda with VeriSilicon related to the technology license agreement. In addition, in September 2010, MIL entered into a services agreement with VeriSilicon, pursuant to which VeriSilicon has agreed to provide design support services to MIL. Under the services agreement, VeriSilicon helped on three projects for MIL during fiscal 2013. In connection with all of its transactions with VeriSilicon, MIL paid $2.0 million and $2.8 million to VeriSilicon during fiscal 2014 and fiscal 2013, respectively. As of February 1, 2014, the Company had $1.5 million of liability to VeriSilicon. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon. Ms. Dai is a greater than ten percent shareholder of the Company and Dr. Sehat Sutardja is the Company’s Chief Executive Officer. Dr. Sehat Sutardja and Ms. Dai are husband and wife.

In December 2009, MIL entered into a technology license agreement with Vivante Corporation (“Vivante”) that provides for the license of graphics technology and associated services. This agreement restates, expands and succeeds previous agreements between the parties for the same technology. In December 2012, the parties renewed this technology license agreement for another three years. The total amount of the license fee was approximately $13.0 million (to be paid over three years) and ten percent for support fees (to be paid over three years). In February 2012, the parties entered into a services agreement, pursuant to which Vivante agreed to provide support services to MIL. In connection with all of its transactions with Vivante, MIL paid $6.9 million and $8.6 million to Vivante during fiscal 2014 and fiscal 2013, respectively. As of February 1, 2014, the Company had $8.9 million of liability to Vivante. Dr. Sehat Sutardja and Ms. Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Ms. Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante.

Note 15 — Subsequent Events:

Subsequent to the end of fiscal 2014, the Company continued discussions pertaining to certain outstanding litigation matters. In March 2014, these discussions progressed into more substantive negotiations. As a result of these ongoing negotiations, we believe resolution of certain outstanding litigation matters is now probable and can be reasonably estimated at $9.5 million. As these litigation matters existed as of the end of fiscal 2014, we recorded a charge of $9.5 million to cost of goods sold in the consolidated statement of operations for fiscal 2014. The amount recorded does not relate to the Company’s litigation with Carnegie Mellon University.

MARVELL TECHNOLOGY GROUP LTD.

SUPPLEMENTARY DATA

(Unaudited)

The following table presents the unaudited consolidated statements of operations data for each of the eight quarters in the period ended February 1, 2014. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to fairly state the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any period should not be considered indicative of results to be expected in any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Part I, Item 1A “Risk Factors.”

	Fiscal 2014
	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
	(In thousands, except per share amounts)
Net revenue	$734,369	$807,056	$931,226	$931,749
Gross profit	$398,931	$420,997	$466,245	$454,497
Net income	$53,209	$61,826	$103,156	$97,129
Net income per share:
Basic	$0.11	$0.13	$0.21	$0.20
Diluted	$0.11	$0.12	$0.21	$0.19

	Fiscal 2013
	First Quarter (4)	Second Quarter (5)	Third Quarter	Fourth Quarter (6)
	(In thousands, except per share amounts)
Net revenue	$796,351	$816,104	$780,881	$775,294
Gross profit	$430,029	$434,265	$406,378	$404,461
Net income	$94,543	$93,074	$68,816	$50,152
Net income per share:
Basic	$0.16	$0.17	$0.12	$0.10
Diluted	$0.16	$0.16	$0.12	$0.09

(1)	The second quarter of fiscal 2014 includes $5.2 million for litigation settlements that do not relate to the litigation with Carnegie Mellon University.
(2)	The third quarter of fiscal 2014 includes $4.2 million of restructuring and other exit-related costs.
(3)	The fourth quarter of fiscal 2014 includes $9.5 million for anticipated litigation settlements that do not relate to the litigation with Carnegie Mellon University, a $7.0 million gain from the sale of a business and $8.1 million charge for the impairment of an intangible asset.
(4)	The first quarter of fiscal 2013 includes $2.5 million for expenses related to acquisitions in prior fiscal years.
(5)	The second quarter of fiscal 2013 includes $1.6 million for expenses related to acquisitions in prior fiscal years.
(6)	The fourth quarter of fiscal 2013 includes $5.7 million for an expense related to an ongoing litigation that did not relate to the litigation with Carnegie Mellon University.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of February 1, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 1, 2014, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of February 1, 2014 using the criteria set forth in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of February 1, 2014 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of February 1, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401 and 407(c)(3) of Regulation S-K with respect to our directors, director nominees, executive officers and corporate governance is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our definitive proxy statement in connection with our 2014 annual general meeting of shareholders (the “2014 Proxy Statement”), which will be filed with the SEC no later than 120 days after February 1, 2014, and to the information set forth in Part I, Item 1 hereof under the caption “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Employees, Officers and Directors that applies to all of our directors, officers (including our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal financial and accounting officer), Corporate Controller and any person performing similar functions) and employees. This Code of Ethics was most recently amended as of August 29, 2013. We will disclose future amendments to or waivers from our Code of Ethics and Business Conduct for Employees, Officers and Directors on our website or in a report on Form 8-K within four business days following the date of such amendment or waiver. Our Code of Ethics and Business Conduct for Employees, Officers and Directors is available on our website www.marvell.com. None of the material on our website is part of our Annual Report on Form 10-K or is incorporated by reference herein.

Committees of the Board of Directors

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and audit committee financial expert is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board — Committees of our Board of Directors” in our 2014 Proxy Statement.

Item 11.	Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board — Director Compensation Table,” “Executive Compensation” and “Executive Compensation Committee Interlocks and Insider Participation” in our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of February 1, 2014:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (3)(4)	63,133,241	$13.69	119,877,566

(1)	Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of February 1, 2014).
(2)	The weighted average exercise price calculation does not take into account any restricted stock units as those units vest, without any cash consideration or other payment required for such shares.
(3)	Includes our Amended and Restated 1995 Stock Option Plan, our 1997 Directors’ Stock Option Plan, our Amended 2000 Employee Stock Purchase Plan (the “2000 ESPP”) and our 2007 Directors’ Stock Option Plan.
(4)	The number of shares reserved for issuance under our 2000 ESPP includes an annual increase in shares reserved for issuance equal to the lesser of (i) 8,000,000 shares of Common Stock, or (ii) 1.5% of the outstanding shares of capital stock on such date, or (iii) an amount determined by the Board (provided that the amount approved by the Board shall not be greater than (i) or (ii)).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Related Party Transactions” in our 2014 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2014 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

See	the “Index to Consolidated Financial Statements” on page 59 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule:

See	“Schedule II – Valuation and Qualifying Accounts” on page 111 of this Annual Report on Form 10-K:

All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

See the “Index to Exhibits” immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Dated: March 27, 2014	By:	/S/ DR. SEHAT SUTARDJA
Dr. Sehat Sutardja Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Sehat Sutardja and Michael Rashkin, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ SEHAT SUTARDJA Dr. Sehat Sutardja	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2014

/S/ MICHAEL RASHKIN Michael Rashkin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2014

/S/ JUERGEN GROMER Dr. Juergen Gromer	Director	March 27, 2014

/S/ JOHN G. KASSAKIAN Dr. John G. Kassakian	Director	March 27, 2014

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 27, 2014

/S/ RANDHIR THAKUR Randhir Thakur	Director	March 27, 2014

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Fiscal year ended February 1, 2014
Allowance for doubtful accounts and sales return reserve	$7,921	$3,808	$(9,435)	$2,294

Deferred tax valuation	$299,449	$36,441	$—	$335,890

Fiscal year ended February 2, 2013
Allowance for doubtful accounts and sales return reserve	$2,663	$9,024	$(3,766)	$7,921

Deferred tax valuation	$259,316	$40,133	$—	$299,449

Fiscal year ended January 28, 2012
Allowance for doubtful accounts and sales return reserve	$7,366	$4,393	$(9,096)	$2,663

Deferred tax valuation	$224,853	$34,694	$(231)	$259,316

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Memorandum of Association of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 6, 2006

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

10.2#	Form of Notice of Stock Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and Restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 (file no. 333-148621) as filed on January 11, 2008

10.3#	2000 Employee Stock Purchase Plan (as amended and restated as of October 31, 2011), incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2011 as filed on December 2, 2011

10.4#	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended February 2, 2013 as filed on March 29, 2013

10.5#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on September 26, 2013

10.6#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.7#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006 (for options granted prior to December 4, 2008)

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.7.2#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for options granted on or after August 2, 2010)

10.7.3#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan (for options granted on or after September 20, 2013), incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on September 26, 2013

Exhibit No.	Description

10.8#	Form of Restricted Stock Unit Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007 (for RSUs granted prior to December 4, 2008)

10.8.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.8.2#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for RSUs granted on or after August 2, 2010)

10.9#	Form of Notice of Grant of Stock Options – Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

10.10#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.11#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Weili Dai and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.12#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.13#	Amendment of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Weili Dai, incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated May 2, 2007 as filed on May 8, 2007

10.14#	Marvell Technology Group Ltd. Executive Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.15#	2007 Director Stock Incentive Plan, as amended and restated effective March 11, 2014

10.16.1#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.16.2#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.16.3#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K as filed on July 1, 2011

10.17#	Policy for Non-Business Use of Corporate Aircraft, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 23, 2008

Exhibit No.	Description

10.18#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007

10.19#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 10, 2008

10.20#	Indemnification Arrangement with Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed on March 7, 2011

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

32.1~	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

32.2~	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Notice of Proposed Settlement of Derivative Action, incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K as filed on May 28, 2009

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.