Form 10-Q
period 2014-05-03
MARVELL TECHNOLOGY GROUP LTD
filed 2014-06-05
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

(441) 296-6395

(Address of principal executive offices, Zip Code and registrant’s telephone number, including area code)

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

The number of common shares of the registrant outstanding as of May 30, 2014 was 508.2 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 3, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,141,304	$965,750
Short-term investments	1,005,141	1,003,655
Accounts receivable, net	517,074	453,496
Inventories	350,649	347,861
Prepaid expenses and other current assets	56,938	56,952
Deferred income taxes	15,877	11,506

Total current assets	3,086,983	2,839,220
Property and equipment, net	349,321	356,165
Long-term investments	13,456	16,279
Goodwill	2,029,945	2,029,945
Acquired intangible assets, net	41,861	49,035
Other non-current assets	161,406	160,366

Total assets	$5,682,972	$5,451,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$409,005	$316,389
Accrued liabilities	146,667	161,762
Accrued employee compensation	141,409	111,408
Deferred income	92,679	61,747

Total current liabilities	789,760	651,306
Non-current income taxes payable	78,136	81,325
Other non-current liabilities	45,589	42,469

Total liabilities	913,485	775,100
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,016	1,005
Additional paid-in capital	2,966,097	2,941,650
Accumulated other comprehensive income	409	597
Retained earnings	1,801,965	1,732,658

Total shareholders’ equity	4,769,487	4,675,910

Total liabilities and shareholders’ equity	$5,682,972	$5,451,010

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net revenue	$957,830	$734,369
Operating costs and expenses:
Cost of goods sold	493,860	335,438
Research and development	295,363	279,052
Selling and marketing	38,358	39,989
General and administrative	30,573	26,323
Amortization and write-off of acquired intangible assets	6,689	10,686

Total operating costs and expenses	864,843	691,488

Operating income	92,987	42,881
Interest and other income, net	1,925	3,160

Income before income taxes	94,912	46,041
Benefit for income taxes	(4,567)	(7,168)

Net income	$99,479	$53,209

Net income per share:
Basic	$0.20	$0.11

Diluted	$0.19	$0.11

Weighted average shares:
Basic	505,105	502,180

Diluted	520,751	505,387

Cash dividend declared per share	$0.06	$0.06

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net income	$99,479	$53,209
Other comprehensive income, net of tax:
Net change in unrealized gain/loss on marketable securities	378	1,052
Net change in unrealized gain/loss on auction rate securities	177	81
Net change in unrealized gain/loss on cash flow hedges	(743)	(105)

Other comprehensive income (loss), net	(188)	1,028

Comprehensive income	$99,291	$54,237

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$99,479	$53,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,006	24,966
Share-based compensation	29,969	33,513
Amortization and write-off of acquired intangible assets	7,174	10,686
Other expense, net	1,470	2,523
Excess tax benefits from share-based compensation	(44)	(7)
Changes in assets and liabilities:
Accounts receivable	(63,578)	(40,112)
Inventories	(3,105)	(20,123)
Prepaid expenses and other assets	(2,161)	6,802
Accounts payable	85,128	28,936
Accrued liabilities and other non-current liabilities	(7,134)	(20,081)
Accrued employee compensation	30,001	4,423
Deferred income	30,932	(880)

Net cash provided by operating activities	235,137	83,855

Cash flows from investing activities:
Purchases of available-for-sale securities	(181,889)	(306,838)
Sales and maturities of available-for-sale securities	182,311	335,771
Investments in privately-held companies	(441)	—
Cash paid for acquisition, net	—	(2,551)
Purchases of technology licenses	(8,111)	(5,860)
Purchases of property and equipment	(16,131)	(20,080)

Net cash provided (used in) by investing activities	(24,261)	442

Cash flows from financing activities:
Repurchase of common stock	—	(216,694)
Proceeds from employee stock plans	19,092	19,805
Minimum tax withholding paid on behalf of employees for net share settlement	(24,286)	(9,378)
Dividend payments to shareholders	(30,172)	(30,253)
Payments on technology license obligations	—	(5,317)
Excess tax benefits from share-based compensation	44	7

Net cash used in financing activities	(35,322)	(241,830)

Net increase (decrease) in cash and cash equivalents	175,554	(157,533)
Cash and cash equivalents at beginning of period	965,750	751,953

Cash and cash equivalents at end of period	$1,141,304	$594,420

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

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2015 and 2014 each have a 52-week period.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of May 3, 2014, the results of its operations for the three months ended May 3, 2014 and May 4, 2013, its comprehensive income for the three months ended May 3, 2014 and May 4, 2013, and its cash flows for the three months ended May 3, 2014 and May 4, 2013. The February 1, 2014 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 as filed on March 27, 2014 with the Securities and Exchange Commission. The results of operations for the three months ended May 3, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to its guidance regarding the reporting requirements of discontinued operations. Under this amended guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In addition, this amendment requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position and additional disclosures about discontinued operations. This amended guidance is effective for annual and interim reporting periods beginning after December 15, 2014. The Company expects this guidance to have an impact on its financial statements only in the event of a future disposition which meets the criteria.

In May 2014, the FASB issued a new standard on the recognition of revenue from contracts with customers, which includes a single set of rules and criteria for revenue recognition to be used across all industries. This standard is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact from the adoption of the standard on its financial statements.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	May 3, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$596,691	$3,028	$(303)	$599,416
U.S. government and agency debt	290,270	129	(3)	290,396
Asset backed securities	74,525	83	(43)	74,565
Foreign government and agency debt	25,442	25	(42)	25,425
Municipal debt securities	15,301	42	(4)	15,339

Total short-term investments	1,002,229	3,307	(395)	1,005,141
Long-term investments:
Available-for-sale:
Auction rate securities	16,150	—	(2,694)	13,456

Total long-term investments	16,150	—	(2,694)	13,456

Total investments	$1,018,379	$3,307	$(3,089)	$1,018,597

	February 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$587,095	$2,789	$(370)	$589,514
U.S. government and agency debt	301,423	128	(72)	301,479
Asset backed securities	76,220	89	(38)	76,271
Foreign government and agency debt	20,324	12	(44)	20,292
Municipal debt securities	16,059	44	(4)	16,099

Total short-term investments	1,001,121	3,062	(528)	1,003,655
Long-term investments:
Available-for-sale:
Auction rate securities	19,150	—	(2,871)	16,279

Total long-term investments	19,150	—	(2,871)	16,279

Total investments	$1,020,271	$3,062	$(3,399)	$1,019,934

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of May 3, 2014, the Company’s investment portfolio included auction rate securities with an aggregate par value of $16.2 million. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of the auction rate securities as of May 3, 2014 was $2.7 million less than the par value and was recorded in long-term investments. Based on the Company’s balance of approximately $2.1 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Gross realized gains and gross realized losses on sales of available-for-sales securities are presented in the following tables (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Gross realized gains	$472	$560
Gross realized losses	$(25)	$(23)

Total net realized gains	$447	$537

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	May 3, 2014		February 1, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$306,987	$307,341	$309,543	$309,861
Due between one and five years	689,928	692,499	686,062	688,280
Due over five years	21,464	18,757	24,666	21,793

	$1,018,379	$1,018,597	$1,020,271	$1,019,934

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	May 3, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$77,768	$(290)	$4,796	$(13)	$82,564	$(303)
U.S. government and agency debt	36,811	(3)	—	—	36,811	(3)
Asset backed securities	10,196	(21)	1,907	(22)	12,103	(43)
Foreign government and agency debt	19,417	(42)	—	—	19,417	(42)
Municipal debt securities	446	(4)	—	—	446	(4)
Auction rate securities	—	—	13,456	(2,694)	13,456	(2,694)

Total securities	$144,638	$(360)	$20,159	$(2,729)	$164,797	$(3,089)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	February 1, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$110,903	$(366)	$2,105	$(4)	$113,008	$(370)
U.S. government and agency debt	93,118	(72)	—	—	93,118	(72)
Asset backed securities	18,865	(19)	1,912	(19)	20,777	(38)
Foreign government and agency debt	14,299	(44)	—	—	14,299	(44)
Municipal debt securities	723	(4)	—	—	723	(4)
Auction rate securities	—	—	16,279	(2,871)	16,279	(2,871)

Total securities	$237,908	$(505)	$20,296	$(2,894)	$258,204	$(3,399)

Note 4. Supplemental Financial Information (in thousands)

	May 3, 2014	February 1, 2014
Inventories:
Work-in-process	$239,992	$195,495
Finished goods	110,657	152,366

Total inventories	$350,649	$347,861

	May 3, 2014	February 1, 2014
Property and equipment, net:
Machinery and equipment	$572,644	$562,038
Buildings	144,320	144,320
Computer software	95,417	96,096
Land	53,373	53,373
Building improvements	49,645	49,645
Leasehold improvements	49,551	49,060
Furniture and fixtures	27,814	27,621
Construction in progress	1,255	2,911

	994,019	985,064
Less: Accumulated depreciation and amortization	(644,698)	(628,899)

Total property and equipment, net	$349,321	$356,165

	May 3, 2014	February 1, 2014
Other non-current assets:
Technology and other licenses	$77,625	$83,521
Deferred tax assets	20,686	19,282
Investments in privately-held companies	15,006	14,565
Prepaid land use rights	13,666	13,744
Deposits	12,546	12,433
Other	21,877	16,821

Total other non-current assets	$161,406	$160,366

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	May 3, 2014	February 1, 2014
Accrued liabilities:
Accrued rebates	$49,854	$61,616
Accrued royalties	25,041	36,568
Technology license obligations	18,275	18,482
Accrued legal expense	16,771	14,589
Other	36,726	30,507

Total accrued liabilities	$146,667	$161,762

	May 3, 2014	February 1, 2014
Other non-current liabilities:
Technology license obligations	$25,316	$28,959
Long-term accrued employee compensation	4,645	4,370
Other	15,628	9,140

Other non-current liabilities	$45,589	$42,469

Accumulated other comprehensive income

The changes in accumulated other comprehensive income by component are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 1, 2014	$2,534	$(2,871)	$934	$597
Other comprehensive income before reclassifications	798	177	42	1,017
Amounts reclassified from accumulated other comprehensive income	(420)	—	(785)	(1,205)

Other comprehensive income (loss)	378	177	(743)	(188)

Balance at May 3, 2014	$2,912	$(2,694)	$191	$409

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 2, 2013	$2,742	$(2,681)	$1,087	$1,148
Other comprehensive income before reclassifications	1,428	81	991	2,500
Amounts reclassified from accumulated other comprehensive income	(376)	—	(1,096)	(1,472)

Other comprehensive income (loss)	1,052	81	(105)	1,028

Balance at May 4, 2013	$3,794	$(2,600)	$982	$2,176

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts reclassified from accumulated other comprehensive income by components are presented in the following table (in thousands):

	Three Months Ended
Affected Line Item in the Statement of Operations	May 3, 2014	May 4, 2013
Available-for-sale securities:
Interest and other income, net	$420	$376
Cash flow hedges:
Cost of goods sold	46	61
Research and development	675	945
Selling and marketing	62	82
General and administrative	2	8

Total	$1,205	$1,472

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

	Three Months Ended
	May 3, 2014	May 4, 2013
Numerator:
Net income	$99,479	$53,209

Denominator:
Weighted average shares — basic	505,105	502,180
Effect of dilutive securities:
Share-based awards	15,646	3,207

Weighted average shares — diluted	520,751	505,387

Net income per share:
Basic	$0.20	$0.11
Diluted	$0.19	$0.11

	Three Months Ended
	May 3, 2014	May 4, 2013
Anti-dilutive potential shares:
Weighted average shares outstanding from stock options	21,453	40,631

Weighted average exercise price	$17.86	$15.24

Anti-dilutive potential shares for stock options are excluded from the calculation of diluted earnings per share for the periods reported above because either their exercise price exceeded the average market price during the period or certain stock options with exercise prices less than the average market price were determined to be anti-dilutive based on applying the treasury stock method. The anti-dilutive shares reported above also include shares from stock options that contain market conditions for vesting since the market value of the Company’s stock as of May 3, 2014 and May 4, 2013 was lower than the required market condition. For the three months ended May 3, 2014 and May 4, 2013, there were 2.4 million and 2.8 million anti-dilutive shares, respectively, from stock options that contain market conditions.

Note 5. Derivative Financial Instruments

The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. Beginning in fiscal 2015, the Company entered into contracts to hedge the Chinese yuan in addition to the Israeli shekel as operating expenses in China continue to grow. The Company’s policy is to enter into foreign currency forward contracts with maturities generally less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	May 3, 2014	February 1, 2014
Israeli shekel	$57,793	$39,670
Chinese yuan	55,122	—
Euro	5,821	5,718
Swedish krona	1,273	3,709

	$120,009	$49,097

Cash Flow Hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges for certain operating expenses denominated in Israeli shekels, Chinese yuan and Swedish krona. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. The effective change is recorded in accumulated other comprehensive income and is subsequently reclassified to operating expense when the hedged expense is recognized. Ineffectiveness is recorded in interest and other income, net.

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts and the severance pay fund are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.2% of total assets as of May 3, 2014.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below set forth, by level, the Company’s assets that were accounted for at fair value as of May 3, 2014 and February 1, 2014. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at May 3, 2014
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$15,800	$—	$—	$15,800
Money market funds	6,893	—	—	6,893
Time deposits	—	209,645	—	209,645
Municipal debt securities	—	2,300	—	2,300
Corporate debt securities	—	2,100	—	2,100
Short-term investments:
U.S. government and agency debt	290,396	—	—	290,396
Corporate debt securities	—	599,416	—	599,416
Asset backed securities	—	74,565	—	74,565
Foreign government and agency debt	—	25,425	—	25,425
Municipal debt securities	—	15,339	—	15,339
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	650	—	650
Long-term investments:
Auction rate securities	—	—	13,456	13,456
Other non-current assets:
Severance pay fund	—	2,194	—	2,194

Total assets	$313,089	$931,634	$13,456	$1,258,179

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$422	$—	$422

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at February 1, 2014
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$11,999	$—	$—	$11,999
Money market funds	2,804	—	—	2,804
Time deposits	—	247,958	—	247,958
Municipal debt securities	—	4,800	—	4,800
Corporate debt securities	—	3,400	—	3,400
Short-term investments:
U.S. government and agency debt	301,479	—	—	301,479
Corporate debt securities	—	589,514	—	589,514
Asset backed securities	—	76,271	—	76,271
Foreign government and agency debt	—	20,292	—	20,292
Municipal debt securities	—	16,099	—	16,099
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1,012	—	1,012
Long-term investments:
Auction rate securities	—	—	16,279	16,279
Other non-current assets:
Severance pay fund	—	2,193	—	2,193

Total assets	$316,282	$961,539	$16,279	$1,294,100

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$26	$—	$26

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Beginning balance	$16,279	$16,769
Sales and redemptions	(3,000)	(300)
Unrealized losses included in accumulated other comprehensive income	177	81

Ending balance	$13,456	$16,550

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Acquired Intangible Assets, Net

The carrying amount of acquired intangible assets, net, are as follows (in thousands):

		May 3, 2014			February 1, 2014
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	4 -6 years	$49,240	$(22,879)	$26,361	$49,240	$(20,634)	$28,606
Core technology	5 - 8 years	2,350	(1,672)	678	2,350	(1,583)	767
Trade names	5 years	1,300	(632)	668	1,300	(568)	732
Customer intangibles	5 - 6 years	28,600	(14,446)	14,154	28,600	(13,056)	15,544
IPR&D		—	—	—	3,386	—	3,386

Total intangible assets, net		$81,490	$(39,629)	$41,861	$84,876	$(35,841)	$49,035

The Company recorded a charge to write-off $3.4 million of IPR&D in the three months ended May 3, 2014, upon the Company’s decision to discontinue the related project.

Based on the identified intangible assets recorded at May 3, 2014, the future amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
Remainder of fiscal 2015	$11,163
2016	12,212
2017	11,027
2018	5,599
2019	1,860
Thereafter	—

$41,861

Note 8. Restructuring

In connection with ongoing evaluations of its business, the Company decided to streamline its operations, primarily in Israel to align with its overall strategic plan and to discontinue the development of a product it originally acquired from a business that it previously purchased. As a result, the Company recorded a total $8.5 million restructuring charge in the three months ended May 3, 2014. The charge included $4.6 million for severance costs and $0.5 million for other exit-related costs primarily associated with previous facility closures and the write-off of equipment. In addition, the charge included $3.4 million to write off an acquired intangible asset due to the Company’s decision to discontinue the related project.

During the three months ended May 3, 2014, the Company also continued to make payments and incur ongoing operating expenses related to vacated facilities under previous restructure actions.

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Research and development	$4,682	$—
Selling and marketing	48	—
General and administrative	358	228
Write-off of acquired intangible assets	3,386	—

	$8,474	$228

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges for the three months ended May 3, 2014 (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at February 1, 2014	$51	$2,383	$19	$2,453
Restructuring charges	4,617	444	10	5,071
Net cash payments	(786)	(387)	(29)	(1,202)

Balance at May 3, 2014	$3,882	$2,440	$—	$6,322

The severance costs included in the table above are expected to be paid in the second quarter of fiscal 2015. The facility and related costs primarily represent an adjustment to the estimated sublease rentals related to the lease obligation of a vacated facility. The balance at May 3, 2014 for facility and related costs includes remaining payments under lease obligations related to vacated facilities under previous restructure actions which are expected to be paid through fiscal 2018.

Note 9. Income Tax

The income tax benefit for the three months ended May 3, 2014 included the current income tax liability of $5.7 million, which was offset by tax benefits of $2.5 million from a net reduction in unrecognized tax benefits and $7.8 million from an increase in the net deferred tax assets because of the Company’s continued discussions with the Singapore tax authorities that resulted in an agreement for a major portion of the pre-tax income to be taxed at a new Development and Expansion Incentive. The net reduction in unrecognized tax benefits arose from the release of $4.9 million due to expiration of the statute of limitations, which was reduced by an increase in current unrecognized tax benefit estimates of $1.1 million and a $1.3 million tax expense related to the fiscal year 2014 tax return of a non-U.S. jurisdiction.

The income tax benefit for the three months ended May 4, 2013 included the current income tax liability of $1.8 million and $0.7 million in settlements of audits in non-U.S, jurisdictions, which was more than offset by a net reduction in unrecognized tax benefits of $9.7 million for the three months ended May 4, 2013. The net reduction in unrecognized tax benefits primarily arose from the expiration of statute of limitations and from the settlement of two audits in non-U.S. jurisdictions, less increases in current unrecognized tax benefit estimates.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $18 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.

The Company operates under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $3.3 million for the three months ended May 3, 2014 and $2.1 million for the three months ended May 4, 2013. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three months ended May 3, 2014 and May 4, 2013.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of May 3, 2014, these foundries had incurred approximately $312.6 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

As of May 3, 2014, the Company has a $17.3 million accrued liability related to certain legal proceedings described below in this section. The amount recorded does not relate to the litigation with Carnegie Mellon University (“CMU”). Other than for the matters that the Company has recognized in the consolidated financial statements, it has not recorded any amounts for contingent losses associated with the matters described below based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Carnegie Mellon University Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. (“MSI”) and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. CMU sought in its post-trial motions enhanced damages up to 3 times the jury verdict, pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied the Company’s motion for mistrial. On September 23, 2013, the District Court denied the Company’s motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issue as well as the Company’s motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a separate opinion. On December 6, 2013, CMU filed a motion to permit registration of judgment and a motion for supplemental relief including a request to enjoin future share repurchases, any leveraged buyout or similar asset leveraging transaction, and dividends (including the dividend scheduled for December 23, 2013), in the absence of a court approved bond or other security. On December 23, 2013, the District Court denied the motions. On January 8, 2014, CMU filed a motion for telephonic status conference, which was denied on January 28, 2014. On January 14, 2014, the District Court denied the Company’s post-trial motion on laches. On March 31, 2014, the District Court rejected CMU’s motion for an injunction. The District Court also denied CMU’s request for pre-judgment interest, and substantially scaled back CMU’s request for enhanced damages. Based on these decisions, the Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the District Court entered final judgment, from which the Company filed a notice of appeal on May 14, 2014. The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties through May 3, 2014 would be approximately $250 million.

The Company and MSI believe that the evidence and the law do not support the jury’s findings of infringement, validity and the award of damages and do not believe a material loss is probable. The Company believes that there are strong grounds for appeal and the Company and MSI intend to vigorously challenge the District Court’s judgment via an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The Company believes the low end of the possible range of loss is zero, but it cannot reasonably estimate the upper range of the possible loss, as a number of factors could significantly change the assessment of damages.

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

Lake Cherokee I Patent Litigation. On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. (“Lake Cherokee”) filed a complaint in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents”). The Lake Cherokee patents purportedly relate to read-channel integrated circuit devices and to certain HDD products incorporating such devices. A claim construction ruling was issued on August 6, 2012. Lake Cherokee’s damages claim, which excluded non-U.S. related sales as a result of the District Court’s summary judgment ruling, was approximately $193 million at the start of trial. The case proceeded to trial on August 12, 2013. On August 16, 2013, an Eastern District of Texas jury returned a verdict and unanimously found that MSI did not infringe the Lake Cherokee patents. On the same day, the Court entered judgment in MSI’s favor. Lake Cherokee has since moved for a new trial and the briefing was concluded on October 28, 2013. The District Court has not ruled on Lake Cherokee’s post-trial motion.

Lake Cherokee II Patent Litigation. On September 5, 2013, Lake Cherokee filed suit in the U.S. District Court for the Eastern District of Texas against Marvell Asia Pte., Ltd. (“MAPL”) and several of the Company’s storage customers, alleging infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (the same Lake Cherokee patents found not infringed in Lake Cherokee I). A claim construction hearing is currently set for October 30, 2014, and trial is currently scheduled to start on June 18, 2015.

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

Azure Networks Litigation. On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed suit in the U.S. District Court for the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On November 2, 2012, MSI and the other defendants filed a motion for summary judgment of invalidity, which was denied. A claim construction hearing was held on December 20, 2012. On January 15, 2013, the magistrate judge issued a claim construction ruling. On May 20, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate judge’s claim construction ruling. On May 30, 2013, the District Court entered a judgment of non-infringement. On June 24, 2013, Azure appealed, and the appeal has been briefed. Oral argument before a Federal Circuit panel was held on April 11, 2014.

Power Management Systems Litigation. On August 22, 2011, Power Management Systems LLC (“PMS”), a subsidiary of Acacia Research Corp., filed a complaint against the Company’s subsidiary Marvell Semiconductor, Ltd. (“MSL”) and other defendants, in the U.S. District Court for the District of Delaware. The complaint asserts U.S. Patent No. 5,504,909, which relates to a power management apparatus, against various products. The complaint seeks unspecified damages. On October 17, 2011, PMS amended its complaint by substituting MSL with MSI. MSI filed its answer and counterclaims on November 4, 2011. A claim construction hearing was held on January 18, 2013, and a ruling was issued on May 30, 2013. On June 14, 2013, the District Court entered a judgment of non-infringement. On June 17, 2013, PMS appealed, and the appeal has been briefed. The Federal Circuit Court of Appeals heard oral argument on January 10, 2014, and affirmed the district court’s rulings on January 14, 2014. The deadline for PMS to appeal to the United States Supreme Court passed in mid-April 2014 without PMS taking any further action.

France Telecom Litigation. On June 26, 2012, France Telecom S.A. filed a complaint against MSI in the U.S. District Court for the Southern District of New York. The complaint asserts U.S. Patent No.5,446,747 against MSI’s communications processors and thin modems. The complaint seeks unspecified damages as well as injunctive relief. MSI answered the complaint on July 18, 2012 and August 1, 2012. On July 30, 2012, MSI filed a motion to transfer the lawsuit to the U.S. District Court for the Northern District of California. On September 17, 2012, the Court granted MSI’s motion and transferred the case to the Northern District of California. A claim construction hearing was held on December 13, 2013. On April 14, 2014, the Court denied MSI’s motion for summary judgment of invalidity, and granted MSI’s summary judgment motion concerning certain damages preclusion. Trial is scheduled for September 15, 2014.

Freescale Litigation. On July 6, 2012, Freescale Semiconductor, Inc. (“Freescale”) filed a complaint against MSI in the U.S. District Court for the Western District of Texas, and amended the complaint on February 4, 2013. On January 4, 2013, three of the Company’s subsidiaries, MSI, Marvell International Ltd. and Marvell World Trade Ltd., filed a complaint against Freescale in the U.S. District Court for the Western District of Texas, and amended the compliant on January 14, 2013. On April 11, 2014, the Court dismissed both of the above two cases with prejudice pursuant to a settlement and patent license agreement. The settlement did not have a significant impact on the Company’s financial statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Progressive Semiconductor Solutions Patent Litigation. On September 30, 2013, Progressive Semiconductor Solutions LLC (“PSS”) filed a complaint in the Central District of California against MSI and another defendant, alleging infringement of U.S. Patent Nos. 6,473,349 (the “349 patent”) and 6,862,208 (the “208 patent”). The patents purportedly relate to certain memory devices. On November 19, 2013, PSS filed an amended complaint. MSI answered the first amended complaint on November 22, 2013. A claim construction hearing is scheduled to occur on or before August 11, 2014 and trial is scheduled to start on March 3, 2015. On March 3, 2014, the District Court dismissed MSI without prejudice. On March 4, 2014, PSS filed a new complaint against MSI, alleging infringement of the ‘349 patent but not the ‘208 patent. A claim construction hearing is currently scheduled to be held by August 11, 2014. Trial is currently scheduled for March 17, 2015.

Vantage Point Technology Patent Litigation. On November 21, 2013, Vantage Point Technology, Inc. (“VPT”) filed suit against a third party defendant for patent infringement relating to processor technology. On February 3, 2014, VPT filed an amended complaint against the third party and added MSI as an additional defendant. The complaint seeks unspecified damages. A claim construction hearing is currently scheduled for January 27, 2015. The first trial in the series of VPT cases against various defendants is currently scheduled for July 13, 2015.

Voss Litigation. On April 7, 2014, Lee Voss (“Voss”) filed an action asserting putative class action claims on behalf of the Company’s shareholders and derivative claims ostensibly on behalf of the Company in the United States District Court for the Northern District of California, San Jose Division. The complaint alleges that certain officers and directors of the Company breached their fiduciary duties by causing or allowing the Company to engage in the purported willful infringement of certain patents asserted against it in litigation by CMU and by failing to institute adequate internal controls, resulting in an adverse verdict. Additionally, the complaint alleges unjust enrichment and a breach of the duty of honest services by three of the officers. The Company is named as a nominal defendant. Voss requests damages and restitution in unspecified amounts, equitable and/or injunctive relief, and the costs and fees of bringing the action. The action is in the preliminary stages, and discovery has not commenced. The Company’s responsive pleading is due July 23, 2014.

Bandspeed Litigation. On May 9, 2014, Bandspeed, Inc. filed suit against MSI, alleging infringement of U.S. Patent Nos. 7,027,418; 7,570,614; 7,477,624; 7,903,608; 8,542,643, purportedly related to certain Bluetooth technology. The complaint seeks unspecified damages.

Surety Bond

On May 14, 2014, the Company filed a Notice of Appeal to appeal the final judgment issued by the District Court in the CMU litigation. In order to stay the execution of the final judgment pending its appeal, the Company filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. If the judgment is affirmed after the completion of all appellate proceedings, and the Company does not thereafter fully satisfy the judgment within thirty days, the sureties are obligated under the bond to make payment to CMU. In support of the bond, the Company entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash or other Company assets are considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. The indemnity agreements will remain outstanding for as long as the underlying bond remains outstanding.

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

Note 11. Shareholders’ Equity

Stock Plans

Activity under the Company’s stock option plans for the three months ended May 3, 2014 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at February 1, 2014	49,156	$13.40	2,623	$15.43	51,779	$13.51
Granted	3,712	$15.84	—	$—	3,712	$15.84
Exercised	(1,797)	$10.62	—	$—	(1,797)	$10.62
Canceled/Forfeited	(1,687)	$15.32	(329)	$15.43	(2,016)	$15.34

Balance at May 3, 2014	49,384	$13.62	2,294	$15.43	51,678	$13.70

Vested or expected to vest at May 3, 2014	45,766	$13.72

Exercisable at May 3, 2014	25,024	$15.04

For time-based stock options vested and expected to vest at May 3, 2014, the aggregate intrinsic value was $144.2 million and the weighted average remaining contractual term was 6.3 years. For time-based stock options exercisable at May 3, 2014, the aggregate intrinsic value was $66.9 million and the weighted average remaining contractual term was 4.1 years. The aggregate intrinsic value of stock options exercised during the three months ended May 3, 2014 and May 4, 2013 was $9.4 million and $11.1 million, respectively. There was no aggregate intrinsic value for market-based stock options at May 3, 2014 and the weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at May 3, 2014 was 7.0 years. The Company’s closing stock price of $15.83 as reported on the NASDAQ Global Select Market for all in-the-money options as of May 2, 2014 was used to calculate the aggregate intrinsic value.

As of May 3, 2014, the unamortized compensation expense for time-based stock options was $67.7 million and market-based stock options were fully amortized in fiscal 2014. The unamortized compensation expense for time-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 2.9 years.

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for share prices):

	Time-Based		Performance-Based			Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value		Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 1, 2014	11,254	$14.11	100	$10.52		11,354	$14.08
Granted	4,588	$15.44	757 *	$15.51	*	5,345	$15.45
Vested	(5,172)	$14.06	(3)	$10.52		(5,175)	$14.06
Canceled/Forfeited	(272)	$13.74	(97)	$10.52		(369)	$12.90

Balance at May 3, 2014	10,398	$14.77	757	$15.51		11,155	$14.82

*	Amounts represent the target number of restricted stock units. Up to 200% of the target restricted stock units may vest if the maximum level for financial and strategic goals is achieved.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of restricted stock units expected to vest as of May 3, 2014 was $157.9 million. The number of restricted stock units that are expected to vest is 10.0 million shares.

As of May 3, 2014, unamortized compensation expense related to restricted stock units was $140.7 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 2.1 years.

Executive Performance Awards

In April 2014, the Company granted performance-based equity awards to each of our executive officers which are based on their achievement of certain performance goals in fiscal 2015 and 2016. These equity awards include restricted stock units which vest based on financial performance criteria (“Financial Performance RSU”) and restricted stock units which vest based on both financial performance criteria and individual strategic goals (“Strategic Performance Award”). The Financial Performance RSUs will be earned based on the achievement of revenue and modified non-GAAP operating income that have been established at “threshold,” “target” and “maximum” levels, and are subject to the downward discretion of the Executive Compensation Committee of the Board of Directors. Each Financial Performance RSU will vest 50% on the first anniversary of the commencement date based on achievement of fiscal 2015 financial performance criteria and 50% on the second anniversary of the vesting commencement date based on the achievement of fiscal 2016 financial performance criteria. The Strategic Performance Awards will vest based on achievement at the threshold level of either the revenue or modified non-GAAP operating income objective established for the Financial Performance RSU, in addition to the achievement of additional individual strategic goals. Each Strategic Performance Award will vest 50% on the first anniversary of the commencement date based on achievement of fiscal 2015 individual strategic goals and 50% on second anniversary date based on the achievement of the fiscal 2016 individual strategic goals.

Employee Stock Purchase Plan

During the three months ended May 3, 2014 and May 4, 2013, the Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). As of May 3, 2014, there was $14.4 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

The Company had no repurchases of its common shares during the three months ended May 3, 2014. During the three months ended May 4, 2013, the Company repurchased 19.9 million of its common shares for $200.2 million in cash. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. As of May 3, 2014, a total of 216.9 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.7 billion in cash and there was $258.4 million remaining available for future share repurchases.

Dividends

Cash dividends of $0.06 per share were paid for a total of $30.2 million in the three months ended May 3, 2014. Cash dividends of $0.06 per share were paid for a total of $30.3 million in the three months ended May 4, 2013.

On May 22, 2014, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on July 2, 2014 to shareholders of record as of June 12, 2014.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Cost of goods sold	$2,299	$1,867
Research and development	20,368	23,279
Selling and marketing	2,928	3,392
General and administrative	4,374	4,975

	$29,969	$33,513

Share-based compensation capitalized in inventory was $1.4 million at May 3, 2014 and $1.7 million at February 1, 2014.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model:

	Three Months Ended
	May 3, 2014	May 4, 2013
Time-based Stock Options:
Weighted average fair value	$4.64	$3.41
Expected volatility	36%	45%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.6%	0.8%
Expected dividend yield	1.6%	2.4%

Under the ESPP, there were no stock purchase rights granted in the three months ended May 3, 2014 and May 4, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” “will” and similar expressions identify such forward-looking statements. We make a number of forward-looking statements that relate to future periods and include statements relating to our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter; our expectations regarding market acceptance of our products using our innovative solutions; our expectations regarding sustained investments leading to new growth opportunities; our expectations regarding the declaration of, timing of, funding of, payment of and quarterly amount of dividends; our expectations regarding industry trends; our expectations regarding our inventory levels; our expectations regarding the amount of our future sales in Asia; our expectations regarding competition; our expectations relating to the protection of our intellectual property; our expectations regarding the amount of customer concentration in the future; our plans and expectations regarding our auction rate securities; our expectations regarding acquisitions, investments, strategic alliances and joint ventures; our expectations regarding net revenue, cost of goods sold as a percentage of revenue and operating expenses for the first quarter ending May 3, 2014 compared with the fourth quarter ending February 1, 2014; our expectations regarding the growth of solid state drive revenue; our expectations regarding the impact of legal proceedings and claims; our ability to meet our capital needs for at least the next 12 months; our ability to attract and retain highly skilled personnel; our expectations regarding future growth opportunities; our plan regarding forward exchange contracts and the effect of foreign exchange rates; our expectations regarding unrecognized tax benefits; the effect of recent accounting pronouncements and changes in taxation rules; our expectation regarding the effectiveness of our hedges of foreign currency exposures; our expectations that quarterly operating results will fluctuate from quarter to quarter; our expectations regarding the current economic environment; our expectations regarding arrangements with suppliers; our expectations regarding our ability to develop and introduce new products and achieve market acceptance of our products; our expectations regarding pricing; our expectations regarding demand for our products and the impact of seasonality on demand; our expectations regarding defects; our expectations regarding the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems; our expectations regarding gross margin and the events that may cause gross margin to fluctuate; our expectations to transition our semiconductor products to increasingly smaller line width geometries; our expectations regarding the portion of our operations and sales outside of the United States; our expectations regarding the adequacy of our internal control over financial reporting; our expectations regarding future impairment review of our goodwill and intangible assets; and the anticipated features and benefits of our technology solutions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to, our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical and intensely competitive; our ability and the ability of our customers to successfully compete in the markets in which we serve; our dependence on a small number of customers; the outcome of pending or future litigation and legal proceedings; the impact of international conflict and continued economic volatility in either domestic or foreign markets; our ability to scale our operations in response to changes in demand for existing or new products and services; our maintenance of an effective system of internal controls; our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market; our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results; our ability to estimate customer demand and future sales accurately; the success of our strategic relationships; our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products; our ability to manage future growth; the development and evolution of markets for our integrated circuits; our ability to protect our intellectual property; the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy; the impact of changes in international financial and regulatory conditions; and the impact of lengthy and expensive product sales cycles. Additional factors which could cause actual results to differ materially include those set forth in the following discussion, as well as the risks discussed in Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Unless required by law, we undertake no obligation to update any forward-looking statements.

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex Systems-on-a-Chip devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of our product portfolio leverages the ARM technology portfolio. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, mobile handsets, connectivity and other consumer electronics. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. As a fabless integrated circuit company, we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 1, 2014.

Results of Operations

Net revenue for the three months ended May 3, 2014 was higher by approximately 30% compared to the three months ended May 4, 2013, led by year over year growth in the mobile and wireless end markets, together with stable growth in the storage market. On a sequential basis net revenue grew approximately 3% during the first quarter of fiscal 2015 compared to the fourth quarter of fiscal 2014, despite the first quarter normally being a seasonally down quarter, as we saw strong growth from sales of products in our mobile market from multiple Tier-1 customers who have launched their 4G LTE smart phones in China based on our solutions. We are seeing many of our customers introducing new devices using our innovative solutions, which we believe will drive success across all of our end markets. Our future growth is expected to be driven by areas such as mobile handsets, tablets, connectivity, smart home devices and solid state drive (“SSD”) controllers.

•

In the mobile market, we continued to make steady progress with our LTE solutions, where we passed qualifications in China in fiscal 2014. We continue to focus on the LTE market in China and we are seeing more OEM partners start new 4G LTE smart phone, tablet and mobile broadband device projects with our chipsets. We are also expanding into multiple geographies. In North America, we became fully certified for voice and data at AT&T in fiscal 2014. Most recently, we achieved another important milestone with the completion of LTE certification at Verizon. We are on track to powering more multimode LTE devices from leading OEMS for deployment around the world later this year. However, we expect increased competition in LTE later this year, as multiple competitors will come to production with their devices. In addition to competing for design wins and unit sales, this increased competition could drive pricing lower. Our 3G unified platform is still in production at multiple top tier OEMs. In addition to our dual-core devices, our quad-core platform is also in production with leading OEM customers who have introduced multiple quad-core smartphone models targeting the mass-market segments for both WCDMA and TD-SCDMA.

•

In the wireless connectivity market, we experienced growth in the gaming market where our wireless connectivity solutions are being used in new game consoles that were launched for the past holiday season. We expect wireless connectivity and other advanced features in these new game consoles to help drive growth for us this year in this industry. In the smart phone market, we continue to have on-going 100% attach rates on our new mobile platforms for our connectivity solutions with our 3G and 4G mobile platforms. We are seeing new opportunities for our connectivity solutions across multiple market segments. We are also seeing increased momentum for both our 1x1 and our 2x2 combo solutions in mobile computing, dongles, set-top boxes and home automation. Our WiFi and Zigbee devices are gaining strong adoption in new IoT-type devices, home automation and smart lighting applications, and we expect volume to ramp up later this year. Our connectivity products have superior RF performance which helps accelerate customer on-boarding and reduce their time-to-market.

•

In the storage market, we continue to execute well as the overall drive industry seems to have stabilized. Our revenue has continued to grow within the SSD market and our strategy of partnering with top tier OEMs has resulted in excellent traction for our advanced SSD solutions. Our PCIe SSD solutions are in mass production and we believe we have a lead in the market. There were also several new product announcements made by multiple customers for our client and enterprise SATA and SAS products. Within the hard disk drive (“HDD”) market, we continue to experience strong demand for our 500 gigabyte per platter products. In addition, we have continued to see increased demand in enterprise drives at a top North America based HDD customer. We are also leveraging our technology leadership in HDD and SSD to help our customer migrate to hybrid storage devices by developing a single-chip solution that we believe will drive lower price points and allow the market to grow. We believe this will allow us to further increase our share and solidify our leadership position in the market over the next few years.

•

In the networking market, we experienced softer than expected demand in the first quarter of fiscal 2015 from some of our enterprise networking customers due to a weaker market overall. Since we announced our first 28nm network processor and traffic management solutions with our Xelerated AX and HX family of products targeting the infrastructure market, we have engaged with Tier-1 customers on these new high-performance products for their next generation networking equipment. We continue to gain momentum in closing design-wins and driving new opportunities with our latest family of network processing solutions.

Our cost of goods sold as a percentage of net revenue for the three months ended May 3, 2014 was higher compared to both the three months ended February 1, 2014 and May 4, 2013. As we expand our presence and grow revenue in the mobile and wireless end markets, we expect our gross margin to face downward pressure, as these end markets generally have lower average gross margins than the rest of our business. However, we expect this growth will result in improvement to total gross margin dollars and operating profit. In addition, we are focused on efforts to improve both aspects of our gross profit, including through cost improvement and pricing.

Our financial position is strong and we continue to generate significant positive cash flows. Our cash, cash equivalents and short-term investments were $2.1 billion at May 3, 2014 and we generated cash flow from operations of $235.1 million through the first quarter of fiscal 2015. We paid a cash dividend of $0.06 per share for a total of $30.2 million during the first quarter of fiscal 2015 and we recently announced a dividend of $0.06 per share to be paid during the second quarter of fiscal 2015.

We are currently involved in a patent litigation action with Carnegie Mellon University (“CMU”) (See “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q and “Note 10 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of the risks associated with this matter and other patent litigation matters). A jury has awarded past damages of $1.17 billion, and the Court calculated damages, including enhancement, to total approximately $1.54 billion. The Court also held that CMU is entitled to post judgment interest and an on-going royalty. Based on the royalty rate assessed by the District Court, such additional royalties through May 3, 2014 would be approximately $250 million. On May 7, 2014, the District Court entered final judgment and on May 14, 2014, we filed a notice of appeal and posted a bond to stay execution of judgment pending the appeal. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	May 3, 2014	May 4, 2013
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	51.6	45.7
Research and development	30.8	38.0
Selling and marketing	4.0	5.4
General and administrative	3.2	3.6
Amortization and write-off of acquired intangible assets	0.7	1.5

Total operating costs and expenses	90.3	94.2

Operating income	9.7	5.8
Interest and other income, net	0.2	0.4

Income before income taxes	9.9	6.2
Benefit for income taxes	(0.5)	(1.0)

Net income	10.4%	7.2%

Three months ended May 3, 2014 and May 4, 2013

Net Revenue

	Three Months Ended
	May 3, 2014	May 4, 2013	% Change
	(in thousands, except percentage)
Net revenue	$957,830	$734,369	30.4%

Net revenue for the three months ended May 3, 2014 increased by $223.5 million compared to the three months ended May 4, 2013. The increase in net revenue during the three months ended May 3, 2014 was led by sales of our mobile and wireless products where we saw strong growth from multiple Tier-1 customers who have launched their 4G LTE smart phones in China based on our solutions. Sales of our 3G products in the three months ended May 3, 2014 were also higher compared to the three months ended May 4, 2013. In our storage market, we saw higher HDD revenue, which was mostly driven by continued growth for our 500 gigabyte per platter products and increased demand for enterprise drives at a top North America based HDD customer. In addition, revenue for SSD controllers increased significantly compared to the prior year.

We currently expect overall net revenue for the three months ending August 2, 2014 to be in the range of $940 million to $980 million. At the midpoint of this range, we expect revenue from all of our end markets to be relatively flat compared the three months ended May 3, 2014.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. We had two end customers who each represented greater than 10% of our total net revenue for the three months ended May 3, 2014 and May 4, 2013, respectively. Net revenue from one of these two customers for the three months ended May 3, 2014 and May 4, 2013 was 19% and 28% of total net revenue, respectively. Net revenue from the other customer for the three months ended May 3, 2014 and May 4, 2013 was 11% of total net revenue for each fiscal year. We also had one distributor who represented 10% of our net revenue for the three months ended May 3, 2014. No distributors accounted for more than 10% of our net revenue for the three months ended May 4, 2013. We expect to continue to experience similar customer concentration in future periods.

Most of our sales are expected to continue to be made to customers located outside of the United States, primarily in Asia. Sales to customers located in Asia represented 95% of our net revenue for the three months ended May 3, 2014 compared to 93% of our net revenue for the three months ended May 4, 2013. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

Cost of Goods Sold

	Three Months Ended
	May 3,	May 4,	%
	2014	2013	Change
	(in thousands, except percentage)
Cost of goods sold	$493,860	$335,438	47.2%
% of net revenue	51.6%	45.7%

Cost of goods sold as a percentage of net revenue was higher for the three months ended May 3, 2014 compared to the three months ended May 4, 2013 due to a shift in the mix of our revenue towards our mobile and wireless products which have a higher average cost of goods sold as a percentage of revenue. In addition, we had higher inventory write-downs and increased royalty expense. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending August 2, 2014 to be slightly higher compared to the three months ended May 3, 2014.

Share-Based Compensation Expense

	Three Months Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Cost of goods sold	$2,299	$1,867
Research and development	20,368	23,279
Selling and marketing	2,928	3,392
General and administrative	4,374	4,975

	$29,969	$33,513

Share-based compensation expense decreased by $3.5 million for the three months ended May 3, 2014 compared to the three months ended May 4, 2013. The decrease was primarily due to the reversal of previously recognized expense associated with unvested equity awards that were cancelled as a result of the resignation in February 2014 of our Chief Technology Officer, combined with lower expense related to the employee stock purchase plan.

Research and Development

	Three Months Ended
	May 3,	May 4,	%
	2014	2013	Change
	(in thousands, except percentage)
Research and development	$295,363	$279,052	5.8%
% of net revenue	30.8%	38.0%

Research and development expense increased by $16.3 million for the three months ended May 3, 2014 compared to the three months ended May 4, 2013. This increase was primarily attributable to $22.7 million of higher personnel-related costs associated with new employees hired during the quarter to support new designs and an increase in average employee compensation. In addition, there was $4.7 million of restructuring and other exit-related costs included in research and development expenses, which is further described in the restructuring section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. These increases were offset by $14.9 million of higher reimbursements for non-recurring engineering services from our customers.

Selling and Marketing

	Three Months Ended
	May 3,	May 4,	%
	2014	2013	Change
	(in thousands, except percentage)
Selling and marketing	$38,358	$39,989	(4.1)%
% of net revenue	4.0%	5.4%

Selling and marketing expense decreased by $1.6 million for the three months ended May 3, 2014 compared to the three months ended May 4, 2013. The decrease was primarily attributable to a $1.1 million decrease in expenses for marketing communication activities as a result of our efforts to control discretionary spending.

General and Administrative

	Three Months Ended
	May 3,	May 4,	%
	2014	2013	Change
	(in thousands, except percentage)
General and administrative	$30,573	$26,323	16.1%
% of net revenue	3.2%	3.6%

General and administrative expense increased by $4.3 million for the three months ended May 3, 2014 compared to the three months ended May 4, 2013. This increase was due primarily to a $4.0 million increase in legal expenses for ongoing litigation matters, combined with an increase in average employee compensation.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended
	May 3,	May 4,	%
	2014	2013	Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$6,689	$10,686	(37.4)%
% of net revenue	0.7%	1.5%

Amortization and write-off of acquired intangible assets decreased by $4.0 million for the three months ended May 3, 2014 compared to the three months ended May 4, 2013. The decrease was due to a reduction in amortization expense as certain intangible assets have become fully amortized. The decrease in amortization expense was partially offset by a charge to write off $3.4 million of in-process research and development in the three months ended May 3, 2014, upon our decision to discontinue the related project.

Restructuring

	Three Months Ended
	May 3,	May 4,
	2014	2013
	(in thousands)
Research and development	$4,682	$—
Selling and marketing	48	—
General and administrative	358	228
Write-off of acquired intangible assets	3,386	—

	$8,474	$228

We recorded a total $8.5 million restructuring charge in the three months ended May 3, 2014. The charge included $4.6 million for severance costs and $0.5 million for other exit-related costs primarily associated with previous facility closures (See “Note 8 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements). In addition, the charge included $3.4 million to write off an acquired intangible asset.

Interest and Other Income, Net

	Three Months Ended
	May 3,	May 4,	%
	2014	2013	Change
	(in thousands, except percentage)
Interest and other income, net	$1,925	$3,160	(39.1)%
% of net revenue	0.2%	0.4%

Interest and other income, net, decreased for the three months ended May 3, 2014 compared to the three months ended May 4, 2013, primarily due to the recognition of foreign currency losses from the revaluation of our foreign currency denominated tax liabilities as the U.S. dollar weakened during the three months ended May 3, 2014.

Benefit for Income Taxes

	Three Months Ended
	May 3,	May 4,	%
	2014	2013	Change
	(in thousands, except percentage)
Benefit for income taxes	$(4,567)	$(7,168)	(36.3)%
% of net revenue	(0.5)%	(1.0)%

The income tax benefit for the three months ended May 3, 2014 included the current income tax liability of $5.7 million, which was offset by tax benefits of $2.5 million from a net reduction in unrecognized tax benefits and $7.8 million from a increase in the net deferred tax assets because of the continued discussion with the Singapore tax authorities that resulted in an agreement for a major portion of the pre-tax income to be taxed at a new Development and Expansion Incentive (“DEI”). The net reduction in unrecognized tax benefits arose from the release of $4.9 million due to expiration of the statute of limitations, which was reduced by an increase in current unrecognized tax benefit estimates of $1.1 million and a $1.3 million tax expense related to the fiscal year 2014 tax return of a non-U.S. jurisdiction.

The income tax benefit for the three months ended May 4, 2013 included the current income tax liability of $1.8 million and $0.7 million in settlements of audits in non-U.S, jurisdictions, which was more than offset by a net reduction in unrecognized tax benefits of $9.7 million for the three months ended May 4, 2013. The net reduction in unrecognized tax benefits primarily arose from the expiration of statute of limitations and from the settlement of two audits in non-U.S. jurisdictions, less increases in current unrecognized tax benefit estimates.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $18 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.

We operate under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $3.3 million for the three months ended May 3, 2014 and $2.1 million for the three months ended May 4, 2013. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three months ended May 3, 2014 and May 4, 2013. Our continued discussions with the Singapore Economic Development Board (“EDB”) regarding incentives after June 2014 have resulted in an agreement for a major portion of a new DEI. We continue to discuss the remaining portion of the incentives with the EDB in order to reach an agreement by June 30, 2014.

Liquidity and Capital Resources

Our principal source of liquidity as of May 3, 2014 consisted of approximately $2.1 billion of cash, cash equivalents and short-term investments, of which approximately $900 million is held by foreign subsidiaries (outside Bermuda). Approximately $500 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $150 million. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations. Specifically, with respect to the CMU litigation, a jury has awarded past damages of $1.17 billion, and CMU has sought pre-judgment interest, post-judgment interest, attorneys’ fees, and an injunction and/or ongoing royalties. Based on a series of post-trial rulings, the District Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties through May 3, 2014 would be approximately $250 million. On May 7, 2014, the District Court entered final judgment and on May 14, 2014 we filed a notice of appeal and posted a bond to stay execution of judgment pending the appeal. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology. See the section entitled “Off-Balance Sheet Arrangements” below for a discussion of the effects on liquidity from the CMU litigation.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $235.1 million for the three months ended May 3, 2014. The cash inflows from operations for the three months ended May 3, 2014 were due to $165.0 million of net income adjusted for non-cash items and a positive effect from changes in working capital of $70.1 million. The cash inflow from working capital for the three months ended May 3, 2014 was primarily driven by an increase in accounts payable as production activity was higher in the first quarter of fiscal 2015 and deferred income due to higher inventory levels at distributors. In addition, accrued employee compensation increased primarily due to higher contributions withheld for the employee stock purchase plan. This positive impact on working capital was partially offset by an increase in accounts receivable from higher revenue levels and proportionally higher shipments in the second half of the quarter.

Net cash provided by operating activities was $83.9 million for the three months ended May 4, 2013. The cash inflows from operations for the three months ended May 4, 2013 were primarily due to $124.9 million of net income adjusted for non-cash items, offset by working capital changes of $41.0 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $24.3 million for the three months ended May 3, 2014 compared to net cash provided by investing activities of $0.4 million for the three months ended May 4, 2013. For the three months ended May 3, 2014, net cash used in investing activities was primarily from the payment of $16.1 million for the purchase of property and equipment and $8.1 million for the purchase of technology licenses.

Net cash provided by investing activities for the three months ended May 4, 2013 was generated from the sales and maturities of available-for-sale securities of $335.8 million less purchases of available-for-sale securities of $306.8 million. In addition, we paid $20.1 million for the purchase of property and equipment and $5.9 million for the purchase of technology licenses.

Net Cash Used in Financing Activities

Net cash used in financing activities was $35.3 million for the three months ended May 3, 2014 compared to net cash used in financing activities of $241.8 million for the three months ended May 4, 2013. For the three months ended May 3, 2014, net cash used in financing activities was primarily attributable to payments of our quarterly dividends of $30.2 million. In addition, we paid $24.3 million for the minimum tax withholding on behalf of employees for net share settlements, which was partially offset by $19.1 million proceeds from the issuance of our common shares under our share-based plans

Net cash used in financing activities for the three months ended May 4, 2013 was primarily attributable to repurchases under our share repurchase program. Adjusted for repurchases made in the final three days of the quarter that were accrued but not yet paid due to the standard three-days settlement period, we paid $216.7 million to repurchase shares. The cash outflow was partially offset by net proceeds of $10.4 million from the issuance of our common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

On May 14, 2014, we filed a Notice of Appeal to appeal the final judgment issued by the District Court in the CMU litigation. In order to stay the execution of the final judgment pending its appeal, we filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. If the judgment is affirmed after the completion of all appellate proceedings, and we do not thereafter fully satisfy the judgment within thirty days, the sureties are obligated under the bond to make payment to CMU. In support of the bond, we entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash or other Company assets are considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. The indemnity agreements will remain outstanding for as long as the underlying bond remains outstanding.

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties through May 3, 2014 would be approximately $250 million. It is unknown at this time whether we will be required to secure all or a portion of the ongoing royalties. If we are required to secure all or some portion of the ongoing royalties, we may be required to post cash or other Company assets as collateral.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 3, 2014, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We presented our contractual obligations at February 1, 2014 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended May 3, 2014, other than as noted under the section entitled “Off-Balance Sheet Arrangements” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of May 3, 2014. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, asset backed securities and corporate debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of May 3, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $13.7 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of May 3, 2014, our investment portfolio included $16.2 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Since this time, many of the issuers have refinanced their debt and paid down the auction rate securities which have resulted in a smaller pool of outstanding securities. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. As of May 3, 2014, the fair value of auction rate securities in our investment portfolio was $2.7 million less than par value and the fair value was recorded in long-term investments.

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

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $15.0 million at May 3, 2014, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Foreign Currency Exchange Risk. Substantially all of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies and these expenses may be higher or lower in U.S. dollar terms. Furthermore, our operations in Israel and China represent a large portion of our total foreign currency exposure. We may also hold certain assets and liabilities, including potential tax liabilities in local currency on our balance sheet. These tax liabilities would be settled in local currency. Therefore, foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other income, net. The related effects of foreign exchange fluctuations on local currency expenses are recorded to operating expenses. Significant fluctuations in exchange rates in countries where we incur expenses or record assets or liabilities in local currency could affect our business and operating results in the future. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular hedge a portion of the forecasted Israeli shekel expenses and forecasted Chinese yuan expense. We enter into certain short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses and purchases denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. Financial instruments not designated as hedges or hedges deemed ineffective are recorded in interest and other income, net. We do not hedge our tax liabilities denominated in local currency on our balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 4.3%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 3, 2014, our disclosure controls and procedures were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended February 1, 2014 and subsequent reports on Forms 10-Q and 8-K. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries.

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 30, 2011 through May 3, 2014, our common shares have traded as low as $6.98 and as high as $20.42 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

We are currently involved in a patent litigation action involving Carnegie Mellon University, and, if we do not prevail on appeal of the district court judgment, we could be liable for substantial damages.

On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvel Semiconductor, Inc. and us as defendants, and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. CMU sought in its post-trial motions enhanced damages up to three times the jury verdict, pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied our motion for mistrial. On September 23, 2013, the District Court denied our motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issues as well as our motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a separate opinion. On January 14, 2014, the District Court denied our post-trial motion on laches. On March 31, 2014, the District Court rejected CMU’s motion for an injunction. The District Court also denied CMU’s request for pre-judgment interest, and substantially scaled back CMU’s request for enhanced damages. Based on these decisions, the Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the District Court entered final judgment, from which we filed a notice of appeal on May 14, 2014. We believe that there are strong grounds for appeal and we intend to vigorously challenge the District Court’s judgment via an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., but there is no guarantee that we will be successful on appeal. Please see “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of litigation matters we are currently engaged in. If we are required to pay most or all of the damages calculated by the District Court after all appeals have been exhausted, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On May 14, 2014, we filed a Notice of Appeal to appeal the final judgment issued by the District Court in the CMU litigation. In order to stay the execution of the final judgment pending its appeal, we filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. If the judgment is affirmed after the completion of all appellate proceedings, and we do not thereafter fully satisfy the judgment within thirty days, the sureties are obligated under the bond to make payment to CMU. In support of the bond, we entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash or other Company assets are considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. The indemnity agreements will remain outstanding for as long as the underlying bond remains outstanding.

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties through May 3, 2014 would be approximately $250 million. It is unknown at this time whether we will be required to secure all or a portion of the ongoing royalties. If we are required to secure all or some portion of the ongoing royalties, we may be required to post cash or other Company assets as collateral.

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

Furthermore, future changes in the nature of information storage products could reduce demand for traditional HDDs. For example, products using alternative technologies, such as solid-state drives (“SSDs”) and other storage technologies could become a source of competition to manufacturers of HDDs. Although we offer SSD controllers, leveraging our technology in hard drives, we cannot ensure we will be able to maintain significant market share if demand for traditional HDDs decreases.

We may become involved with costly and lengthy litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, stop selling our products or force us to redesign our products.

Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. For example, in our litigation with CMU, the District Court has calculated damages payable by Marvell including enhancement to total approximately $1.54 billion, and held that CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties through May 3, 2014 would be approximately $250 million. If we receive a significant adverse judgment in any litigation matter that is ultimately upheld after all appeals, our results of operations, financial position and cash flows will be adversely affected.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 30% and 39% of our net revenue for the three months ended May 3, 2014 and May 4, 2013, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

We had approximately $2.0 billion of goodwill and $41.9 million of acquired intangible assets, net on our balance sheet as of May 3, 2014. Under generally accepted accounting principles in the United States (“GAAP”), we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 95% of our net revenue in the three months ended May 3, 2014, 95% of our net revenue in fiscal 2014 and 90% of our net revenue in fiscal 2013.

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

Moreover, the international nature of our business subjects us to risk associated with the fluctuation of the U.S. dollar versus foreign currencies. Decreases in the value of the U.S. dollar versus currencies in jurisdictions where we have large fixed costs or our third- party manufacturers have significant cost will increase the cost of such operations, which could harm our results of operations. For example, we have large fixed costs in Israel, which will become greater if the U.S. dollar declines in value versus the Israeli shekel. On the other hand, substantially all of our sales have been denominated in U.S. dollars.

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

The Singapore Economic Development Board (“EDB”) initially granted a 10-year Pioneer Status in July 1999 to our subsidiary in Singapore if we met several requirements as to investments, headcount and activities. In October 2004, our subsidiary in Singapore was granted a second incentive known as the Development and Expansion Incentive (“DEI”), which was retroactively effective to July 2004 and is renewable every 5 years. The DEI was to benefit the non-Pioneer income. In June 2006, the EDB agreed to extend the Pioneer status for 15 years to June 2014 and in 2009, the EDB renewed the DEI to June 2014. Our continued discussions with the EDB regarding incentives after June 2014 have resulted in an agreement for a major portion of the pre-tax income to be taxed at a new DEI. We continue to discuss the remaining portion of the incentives with the EDB in order to reach an agreement by the June 30, 2014.

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

During fiscal 2007, each of the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration granted our subsidiary in Switzerland a 10 year tax incentives on revenues from research and design and wafer supply trading activities that will expire in 2016. In fiscal 2011, we met the requirements of the initial five year period and we will receive the ongoing tax incentives provided that we continue to meet the ongoing requirements.

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

We rely on third- party distributors and manufacturers’ representatives and the failure of these distributors and manufacturers’ representatives to perform as expected could reduce our future sales.

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

Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, there is very limited coverage available with respect to the services provided by our third- party foundries and assembly and test subcontractors. In the event of a natural disaster (such as an earthquake or tsunami), political or military turmoil, widespread health issues or other significant disruptions to their operations, insurance may not adequately protect us from this exposure. We believe our existing insurance coverage is consistent with common practice, economic considerations and availability considerations. If our insurance coverage is insufficient to protect us against unforeseen catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended May 3, 2014.

Issuer Purchases of Equity Securities

There were no common shares repurchased during the three months ended May 3, 2014.

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

Item 6. Exhibits

See the “Index to Exhibits” immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: June 5, 2014	By:	/s/ Michael Rashkin
Michael Rashkin
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1#	Amended and Restated 1995 Stock Option Plan

10.2#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.