Form 10-Q
period 2014-08-02
MARVELL TECHNOLOGY GROUP LTD
filed 2014-09-04
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

or

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

The number of common shares of the registrant outstanding as of August 28, 2014 was 514.4 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 2, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,332,535	$965,750
Short-term investments	967,469	1,003,655
Accounts receivable, net	498,484	453,496
Inventories	393,957	347,861
Prepaid expenses and other current assets	79,276	56,952
Deferred income taxes	17,285	11,506

Total current assets	3,289,006	2,839,220
Property and equipment, net	344,836	356,165
Long-term investments	13,422	16,279
Goodwill	2,029,945	2,029,945
Acquired intangible assets, net	38,072	49,035
Other non-current assets	150,413	160,366

Total assets	$5,865,694	$5,451,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$415,718	$316,389
Accrued liabilities	159,420	161,762
Accrued employee compensation	133,958	111,408
Deferred income	82,887	61,747

Total current liabilities	791,983	651,306
Non-current income taxes payable	72,019	81,325
Other non-current liabilities	40,158	42,469

Total liabilities	904,160	775,100
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,028	1,005
Additional paid-in capital	3,049,864	2,941,650
Accumulated other comprehensive income	627	597
Retained earnings	1,910,015	1,732,658

Total shareholders’ equity	4,961,534	4,675,910

Total liabilities and shareholders’ equity	$5,865,694	$5,451,010

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net revenue	$961,545	$807,056	$1,919,375	$1,541,425
Operating costs and expenses:
Cost of goods sold	477,741	386,059	971,601	721,497
Research and development	294,764	292,642	590,127	571,694
Selling and marketing	33,949	38,548	72,307	78,537
General and administrative	31,333	27,192	61,906	53,515
Amortization and write-off of acquired intangible assets	3,304	10,638	9,993	21,324

Total operating costs and expenses	841,091	755,079	1,705,934	1,446,567

Operating income	120,454	51,977	213,441	94,858
Interest and other income, net	12,263	8,253	14,188	11,413

Income before income taxes	132,717	60,230	227,629	106,271
Benefit for income taxes	(6,153)	(1,596)	(10,720)	(8,764)

Net income	$138,870	$61,826	$238,349	$115,035

Net income per share:
Basic	$0.27	$0.13	$0.47	$0.23

Diluted	$0.27	$0.12	$0.46	$0.23

Weighted average shares:
Basic	511,821	494,293	508,463	498,237

Diluted	520,269	500,625	520,510	503,006

Cash dividend declared per share	$0.06	$0.06	$0.12	$0.12

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net income	$138,870	$61,826	$238,349	$115,035
Other comprehensive income, net of tax:
Net change in unrealized gain/loss on marketable securities	(221)	(3,586)	157	(2,534)
Net change in unrealized gain/loss on auction rate securities	(34)	(251)	143	(170)
Net change in unrealized gain/loss on cash flow hedges	473	89	(270)	(16)

Other comprehensive income (loss), net	218	(3,748)	30	(2,720)

Comprehensive income	$139,088	$58,078	$238,379	$112,315

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income	$238,349	$115,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,269	50,663
Share-based compensation	64,989	74,604
Amortization and write-off of acquired intangible assets	10,963	21,324
Other expense (income), net	(6,126)	4,339
Excess tax benefits from share-based compensation	(76)	(32)
Changes in assets and liabilities:
Accounts receivable	(30,159)	(100,636)
Inventories	(46,299)	(84,293)
Prepaid expenses and other assets	(27,157)	19,305
Accounts payable	87,686	83,869
Accrued liabilities and other non-current liabilities	2,962	(33,094)
Accrued employee compensation	22,550	3,952
Deferred income	21,140	15,315

Net cash provided by operating activities	392,091	170,351

Cash flows from investing activities:
Purchases of available-for-sale securities	(335,770)	(471,469)
Sales and maturities of available-for-sale securities	372,410	498,680
Investments in privately-held companies	(441)	(750)
Cash paid for acquisition, net	—	(2,551)
Purchases of technology licenses	(9,409)	(7,610)
Purchases of property and equipment	(31,954)	(39,061)

Net cash used in investing activities	(5,164)	(22,761)

Cash flows from financing activities:
Repurchase of common stock	—	(304,808)
Proceeds from employee stock plans	68,374	73,121
Minimum tax withholding paid on behalf of employees for net share settlement	(24,923)	(9,888)
Dividend payments to shareholders	(60,992)	(60,044)
Payments on technology license obligations	(2,677)	(6,301)
Excess tax benefits from share-based compensation	76	32

Net cash used in financing activities	(20,142)	(307,888)

Net increase (decrease) in cash and cash equivalents	366,785	(160,298)
Cash and cash equivalents at beginning of period	965,750	751,953

Cash and cash equivalents at end of period	$1,332,535	$591,655

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of August 2, 2014, the results of its operations for the three and six months ended August 2, 2014 and August 3, 2013, its comprehensive income for the three and six months ended August 2, 2014 and August 3, 2013, and its cash flows for the six months ended August 2, 2014 and August 3, 2013. The February 1, 2014 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 as filed on March 27, 2014 with the Securities and Exchange Commission. The results of operations for the three and six months ended August 2, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to performance-based compensation, revenue recognition, provisions for sales returns and allowances, inventory excess and obsolescence, investment fair values, goodwill and other intangible assets, restructuring, income taxes, litigation and other contingencies. In addition, the Company uses assumptions when employing the Black-Scholes valuation model to calculate the fair value of share-based awards that are granted. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods.

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

In May 2014, the FASB issued a new standard on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The core principal of the standard is that an entity should recognize revenue when a customer has control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and assets recognized from costs incurred to obtain or fulfill a contract, including significant judgments and changes in judgments. This standard is effective for annual and interim reporting periods beginning after December 15, 2016 and will be effective for the Company’s first quarter of fiscal 2018. Early adoption is not permitted. The standard allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of its adoption on our financial statements.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	August 2, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$600,495	$2,754	$(187)	$603,062
U.S. government and agency debt	250,395	103	(37)	250,461
Asset backed securities	73,401	60	(48)	73,413
Foreign government and agency debt	25,427	25	(22)	25,430
Municipal debt securities	15,060	44	(1)	15,103

Total short-term investments	964,778	2,986	(295)	967,469
Long-term investments:
Available-for-sale:
Auction rate securities	16,150	—	(2,728)	13,422

Total long-term investments	16,150	—	(2,728)	13,422

Total investments	$980,928	$2,986	$(3,023)	$980,891

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	February 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$587,095	$2,789	$(370)	$589,514
U.S. government and agency debt	301,423	128	(72)	301,479
Asset backed securities	76,220	89	(38)	76,271
Foreign government and agency debt	20,324	12	(44)	20,292
Municipal debt securities	16,059	44	(4)	16,099

Total short-term investments	1,001,121	3,062	(528)	1,003,655
Long-term investments:
Available-for-sale:
Auction rate securities	19,150	—	(2,871)	16,279

Total long-term investments	19,150	—	(2,871)	16,279

Total investments	$1,020,271	$3,062	$(3,399)	$1,019,934

As of August 2, 2014, the Company’s investment portfolio included auction rate securities with an aggregate par value of $16.2 million. Although these securities have continued to pay interest, there is currently limited trading volume. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of the auction rate securities as of August 2, 2014 was $2.7 million less than the par value and was recorded in long-term investments. Based on the Company’s balance of approximately $2.3 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Gross realized gains and gross realized losses on sales of available-for-sales securities are presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Gross realized gains	$480	$232	$952	$792
Gross realized losses	—	(14)	(25)	(37)

Total net realized gains	$480	$218	$927	$755

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	August 2, 2014		February 1, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$285,659	$286,045	$309,543	$309,861
Due between one and five years	674,803	677,119	686,062	688,280
Due over five years	20,466	17,727	24,666	21,793

	$980,928	$980,891	$1,020,271	$1,019,934

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	August 2, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$82,399	$(142)	$7,807	$(45)	$90,206	$(187)
U.S. government and agency debt	74,931	(37)	—	—	74,931	(37)
Asset backed securities	19,927	(48)	—	—	19,927	(48)
Foreign government and agency debt	19,420	(22)	—	—	19,420	(22)
Municipal debt securities	702	(1)	—	—	702	(1)
Auction rate securities	—	—	13,422	(2,728)	13,422	(2,728)

Total securities	$197,379	$(250)	$21,229	$(2,773)	$218,608	$(3,023)

	February 1, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$110,903	$(366)	$2,105	$(4)	$113,008	$(370)
U.S. government and agency debt	93,118	(72)	—	—	93,118	(72)
Asset backed securities	18,865	(19)	1,912	(19)	20,777	(38)
Foreign government and agency debt	14,299	(44)	—	—	14,299	(44)
Municipal debt securities	723	(4)	—	—	723	(4)
Auction rate securities	—	—	16,279	(2,871)	16,279	(2,871)

Total securities	$237,908	$(505)	$20,296	$(2,894)	$258,204	$(3,399)

Note 4. Supplemental Financial Information (in thousands)

	August 2, 2014	February 1, 2014
Inventories:
Work-in-process	$250,615	$195,495
Finished goods	143,342	152,366

Total inventories	$393,957	$347,861

	August 2, 2014	February 1, 2014
Property and equipment, net:
Machinery and equipment	$584,492	$562,038
Buildings	144,320	144,320
Computer software	96,619	96,096
Land	53,373	53,373
Building improvements	49,687	49,645
Leasehold improvements	49,830	49,060
Furniture and fixtures	27,577	27,621
Construction in progress	1,046	2,911

	1,006,944	985,064
Less: Accumulated depreciation and amortization	(662,108)	(628,899)

Total property and equipment, net	$344,836	$356,165

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	August 2, 2014	February 1, 2014
Other non-current assets:
Technology and other licenses	$70,841	$83,521
Deferred tax assets	23,442	19,282
Investments in privately-held companies	9,006	14,565
Prepaid land use rights	13,588	13,744
Deposits	12,119	12,433
Other	21,417	16,821

Total other non-current assets	$150,413	$160,366

	August 2, 2014	February 1, 2014
Accrued liabilities:
Accrued rebates	$69,199	$61,616
Accrued royalties	26,459	36,568
Technology license obligations	14,452	18,482
Accrued legal expense	17,522	14,589
Other	31,788	30,507

Total accrued liabilities	$159,420	$161,762

	August 2, 2014	February 1, 2014
Other non-current liabilities:
Technology license obligations	$21,654	$28,959
Long-term accrued employee compensation	4,664	4,370
Other	13,840	9,140

Other non-current liabilities	$40,158	$42,469

Accumulated other comprehensive income

The changes in accumulated other comprehensive income by component are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 1, 2014	$2,534	$(2,871)	$934	$597
Other comprehensive income before reclassifications	1,012	143	734	1,889
Amounts reclassified from accumulated other comprehensive income	(855)	—	(1,004)	(1,859)

Other comprehensive income (loss)	157	143	(270)	30

Balance at August 2, 2014	$2,691	$(2,728)	$664	$627

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 2, 2013	$2,742	$(2,681)	$1,087	$1,148
Other comprehensive income before reclassifications	(1,991)	(170)	1,921	(240)
Amounts reclassified from accumulated other comprehensive income	(543)	—	(1,937)	(2,480)

Other comprehensive income (loss)	(2,534)	(170)	(16)	(2,720)

Balance at August 3, 2013	$208	$(2,851)	$1,071	$(1,572)

The amounts reclassified from accumulated other comprehensive income by components are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
Affected Line Item in the Statement of Operations	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Available-for-sale securities:
Interest and other income, net	$435	$167	$855	$543
Cash flow hedges:
Cost of goods sold	17	47	63	108
Research and development	183	726	858	1,671
Selling and marketing	19	63	81	145
General and administrative	—	5	2	13

Total	$654	$1,008	$1,859	$2,480

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

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Numerator:
Net income	$138,870	$61,826	$238,349	$115,035

Denominator:
Weighted average shares — basic	511,821	494,293	508,463	498,237
Effect of dilutive securities:
Share-based awards	8,448	6,332	12,047	4,769

Weighted average shares — diluted	520,269	500,625	520,510	503,006

Net income per share:
Basic	$0.27	$0.13	$0.47	$0.23
Diluted	$0.27	$0.12	$0.46	$0.23

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Anti-dilutive potential shares:
Weighted average shares outstanding from stock options:
Time-based options	23,203	41,923	21,285	30,660
Market-based options	2,289	2,738	2,336	2,753

	25,492	44,661	23,621	33,413

Weighted average exercise price:
Time-based options	$17.55	$14.66	$17.81	$13.30

Market-based options	$15.43	$15.43	$15.43	$15.43

Total	$17.36	$14.71	$17.57	$13.48

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

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	August 2, 2014	February 1, 2014
Israeli shekel	$39,372	$39,670
Chinese yuan	34,319	—
Euro	5,821	5,718
Swedish krona	—	3,709

	$79,512	$49,097

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts and the severance pay fund are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.2% of total assets as of August 2, 2014.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below set forth, by level, the Company’s assets that were accounted for at fair value as of August 2, 2014 and February 1, 2014. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at August 2, 2014
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$43,846	$—	$—	$43,846
Money market funds	19,981	—	—	19,981
Time deposits	—	181,163	—	181,163
Municipal debt securities	—	2,300	—	2,300
Corporate debt securities	—	1,450	—	1,450
Short-term investments:
U.S. government and agency debt	250,461	—	—	250,461
Corporate debt securities	—	603,062	—	603,062
Asset backed securities	—	73,413	—	73,413
Foreign government and agency debt	—	25,430	—	25,430
Municipal debt securities	—	15,103	—	15,103
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	673	—	673
Long-term investments:
Auction rate securities	—	—	13,422	13,422
Other non-current assets:
Severance pay fund	—	1,976	—	1,976

Total assets	$314,288	$904,570	$13,422	$1,232,280

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$194	$—	$194

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at February 1, 2014
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$11,999	$—	$—	$11,999
Money market funds	2,804	—	—	2,804
Time deposits	—	247,958	—	247,958
Municipal debt securities	—	4,800	—	4,800
Corporate debt securities	—	3,400	—	3,400
Short-term investments:
U.S. government and agency debt	301,479	—	—	301,479
Corporate debt securities	—	589,514	—	589,514
Asset backed securities	—	76,271	—	76,271
Foreign government and agency debt	—	20,292	—	20,292
Municipal debt securities	—	16,099	—	16,099
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1,012	—	1,012
Long-term investments:
Auction rate securities	—	—	16,279	16,279
Other non-current assets:
Severance pay fund	—	2,193	—	2,193

Total assets	$316,282	$961,539	$16,279	$1,294,100

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$26	$—	$26

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Six Months Ended
	August 2, 2014	August 3, 2013
Beginning balance	$16,279	$16,769
Sales and redemptions	(3,000)	(300)
Unrealized losses included in accumulated other comprehensive income	143	(170)

Ending balance	$13,422	$16,299

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Acquired Intangible Assets, Net

The carrying amount of acquired intangible assets, net, are as follows (in thousands):

		August 2, 2014			February 1, 2014
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	4 - 6 years	$49,240	$(25,124)	$24,116	$49,240	$(20,634)	$28,606
Core technology	5 - 8 years	2,350	(1,761)	589	2,350	(1,583)	767
Trade names	5 years	1,300	(698)	602	1,300	(568)	732
Customer intangibles	5 - 6 years	28,600	(15,835)	12,765	28,600	(13,056)	15,544
IPR&D		—	—	—	3,386	—	3,386

Total intangible assets, net		$81,490	$(43,418)	$38,072	$84,876	$(35,841)	$49,035

The Company recorded a charge to write-off $3.4 million of IPR&D in the six months ended August 2, 2014, upon the Company’s decision to discontinue the related project.

Based on the identified intangible assets recorded at August 2, 2014, the future amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
Remainder of fiscal 2015	$7,374
2016	12,212
2017	11,027
2018	5,599
2019	1,860
Thereafter	—

$38,072

Note 8. Restructuring

In connection with ongoing evaluations of its business, the Company decided to streamline its operations, primarily in Israel to align with its overall strategic plan and to discontinue the development of a product it originally acquired from a business that it previously purchased. As a result, the Company recorded the following restructuring charges in the three and six months ended August 2, 2014 (in thousands):

	August 2, 2014
	Three Months Ended	Six Months Ended
Severance and related costs	$418	$5,035
Facilities and related costs	254	698
Other exit-related costs	63	73

	735	5,806
Write-off of assets:
Equipment	—	17
Acquired intangible asset	—	3,386

	$735	$9,209

The write-off of an acquired intangible asset in the six months ended August 2, 2014 was due to the Company’s decision to discontinue the related project. Other exit-related costs are primarily associated with ongoing operating expenses related to vacated facilities under restructure actions in previous fiscal years.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Research and development	$412	$—	$5,094	$—
Selling and marketing	(48)	—	—	—
General and administrative	371	178	729	406
Write-off of acquired intangible assets	—	—	3,386	—

	$735	$178	$9,209	$406

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at February 1, 2014	$51	$2,383	$19	$2,453
Restructuring charges	5,035	698	73	5,806
Net cash payments	(4,237)	(958)	(92)	(5,287)

Balance at August 2, 2014	$849	$2,123	$—	$2,972

The severance costs included in the table above are expected to be paid by the end of the calendar year. The facility and related costs primarily represent an adjustment to the estimated sublease rentals related to the lease obligation of a vacated facility. The balance at August 2, 2014 for facility and related costs includes remaining payments under lease obligations related to vacated facilities under previous restructure actions which are expected to be paid through fiscal 2018.

Note 9. Income Tax

The income tax benefit for the three months ended August 2, 2014 included the current income tax liability of $4.9 million, which was more than offset by tax benefits of $7.3 million from a net reduction in unrecognized tax benefits and $3.7 million from an increase in the net deferred tax assets because of a tax rate change in Singapore. The Company finalized its agreement with the Singapore Economic Development Board for the remaining portion of pre-tax income subject to the Development and Expansion Incentive, which was extended through June 2019. The net reduction in unrecognized tax benefits primarily arose from the release of the expiration of statutes of limitation in non-U.S. jurisdictions. The income tax benefit for the six months ended August 2, 2014 included the current income tax liability of $10.6 million which was offset by a net reduction in unrecognized tax benefits of $9.8 million and $11.5 million from an increase in the net deferred tax assets because of the tax rate change in Singapore. The net reduction in unrecognized tax benefits arose from the release of $13.2 million due to the expiration of statutes of limitation, which was reduced by a $3.4 million increase in current unrecognized tax benefit estimates in various non-U.S. jurisdictions.

The income tax benefit for the three months ended August 3, 2013 included the current income tax liability of $5.2 million, which was offset by a net reduction in unrecognized tax benefits of $6.8 million. The net reduction in unrecognized tax benefits primarily arose from the expiration of statutes of limitation. The income tax benefit for the six months ended August 3, 2013 included the current income tax liability of $7.0 million plus $0.7 million in settlements of audits in non-U.S. jurisdictions, which were offset by a net reduction in unrecognized tax benefits of $16.5 million. The net reduction in unrecognized tax benefits primarily arose from the expiration of statutes of limitation in non-U.S. jurisdictions and from the settlement of two audits in non-U.S. jurisdictions (one for $3.5 million and the other for $4.1 million), less an increase in current unrecognized tax estimates.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $17 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company operates under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $7.1 million and $10.4 million for the three and six months ended August 2, 2014, respectively, and $7.1 million and $9.2 million for the three and six months ended August 3, 2013, respectively. The benefit of the tax incentives on net income per share was $0.01 per share for the three months ended August 2, 2014 and $0.02 per share for the six months ended August 2, 2014, compared to less than $0.01 per share for the three months ended August 3, 2013 and $0.02 per share for the six months ended August 3, 2013.

Our principal source of liquidity as of August 2, 2014 consisted of approximately $2.3 billion of cash, cash equivalents and short-term investments, of which approximately $850 million was held by foreign subsidiaries (outside Bermuda). Approximately $500 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $150 million.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of August 2, 2014, these foundries had incurred approximately $228.9 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

Contingencies

The Company and certain of its subsidiaries are currently parties to various legal proceedings, including those noted in this section. The legal proceedings and claims described below could result in substantial costs and could divert the attention and resources of the Company’s management. The Company is also engaged in other legal proceedings and claims not described below, which arise in the ordinary course of its business. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages, one-time license fees or ongoing royalty payments, and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. The Company believes that its products do not infringe valid and enforceable claims and it will continue to conduct a vigorous defense in these proceedings. However, there can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

As of August 2, 2014, the Company has a $9.1 million accrued liability related to certain legal proceedings described below in this section. The amount recorded does not relate to the litigation with Carnegie Mellon University (“CMU”). Other than for the matters that the Company has recognized in the consolidated financial statements, it has not recorded any amounts for contingent losses associated with the matters described below based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Carnegie Mellon University Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. (“MSI”) and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26,

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. CMU sought in its post-trial motions enhanced damages up to three times the jury verdict, pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied the Company’s motion for mistrial. On September 23, 2013, the District Court denied the Company’s motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issue as well as the Company’s motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a separate opinion. On December 6, 2013, CMU filed a motion to permit registration of judgment and a motion for supplemental relief including a request to enjoin future share repurchases, any leveraged buyout or similar asset leveraging transaction, and dividends (including the dividend scheduled for December 23, 2013), in the absence of a court approved bond or other security. On December 23, 2013, the District Court denied the motions. On January 8, 2014, CMU filed a motion for telephonic status conference, which was denied on January 28, 2014. On January 14, 2014, the District Court denied the Company’s post-trial motion on laches. On March 31, 2014, the District Court rejected CMU’s motion for an injunction. The District Court also denied CMU’s request for pre-judgment interest, and substantially scaled back CMU’s request for enhanced damages. Based on these decisions, the Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the District Court entered final judgment, from which the Company filed a notice of appeal on May 14, 2014. The Company filed its opening appeal brief on August 4, 2014. The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties through August 2, 2014 could be as much as $300 million. If we are required to further secure all or some additional portion of ongoing royalties, we may be required to post cash or other Company assets as collateral.

The Company and MSI believe that the evidence and the law do not support the jury’s findings of infringement, validity and the award of damages and do not believe a material loss is probable. The Company believes that there are strong grounds for appeal and the Company and MSI are currently pursuing an appeal before the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The Company believes the low end of the possible range of loss is zero, but it cannot reasonably estimate the upper range of the possible loss, as a number of factors could significantly change the assessment of damages.

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

Lake Cherokee Patent Litigation. On June 30, 2010, Lake Cherokee Hard Drive Technologies, L.L.C. (“Lake Cherokee”) filed a complaint in the U.S. District Court for the Eastern District of Texas. The complaint alleged infringement of U.S. Patent Nos. 5,844,738 and 5,978,162 (collectively, the “Lake Cherokee patents”) which purportedly relate to read-channel integrated circuit devices and to certain HDD products incorporating such devices. Lake Cherokee’s damages claim was approximately $193 million at the start of trial. The case proceeded to trial on August 12, 2013. On August 16, 2013, an Eastern District of Texas jury returned a verdict which unanimously found that MSI did not infringe the Lake Cherokee patents and the Court entered judgment in MSI’s favor. Lake Cherokee then moved for a new trial and the briefing was concluded on October 28, 2013.

On September 5, 2013, Lake Cherokee filed a second suit in the U.S. District Court for the Eastern District of Texas against Marvell Asia Pte., Ltd. and several of the Company’s storage customers, alleging infringement of the Lake Cherokee patents.

On September 25, 2013, Lake Cherokee filed a third suit in the U.S. District Court for the Eastern District of Texas against MSI, MAPL and two of the Company’s customers, alleging infringement of U.S. Patent No. 5,583,706, which purportedly relates to certain HDD related technologies.

All the parties involved in the three cases reached settlement in August 2014 and motions to dismiss were filed. The settlement did not have a significant impact on the Company’s financial statements.

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

Progressive Semiconductor Solutions Patent Litigation. On September 30, 2013, Progressive Semiconductor Solutions LLC (“PSS”) filed a complaint in the Central District of California against MSI and another defendant, alleging infringement of U.S. Patent Nos. 6,473,349 (the “349 patent”) and 6,862,208 (the “208 patent”). The patents purportedly relate to certain memory devices. On March 3, 2014, the District Court dismissed MSI without prejudice. On March 4, 2014, PSS filed a new complaint against MSI, alleging infringement of the ‘349 patent but not the ‘208 patent. The parties reached settlement in August 2014 and the case was dismissed with prejudice on August 21, 2014. The settlement did not have a significant impact on the Company’s financial statements.

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

Voss Litigation and Consolidated Cases. On April 7, 2014, Lee Voss (“Voss”) filed an action asserting putative class action claims on behalf of the Company’s shareholders and derivative claims ostensibly on behalf of the Company in the United States District Court for the Northern District of California, San Jose Division. The complaint alleges that certain officers and directors of the Company breached their fiduciary duties by causing or allowing the Company to engage in the purported willful infringement of certain patents asserted against it in litigation by CMU and by failing to institute adequate internal controls, resulting in an adverse verdict. Additionally, the complaint alleges unjust enrichment and a breach of the duty of honest services by three of the officers. The Company is named as a nominal defendant. Voss requests damages and restitution in unspecified amounts, equitable and/or injunctive relief, and the costs and fees of bringing the action. On June 2, 2014, Sebastiano D’Arrigo filed a second, nearly identical complaint in the same court, which was consolidated with the Voss action. On June 13, 2014, James and Marie DiBiase filed a third, nearly identical complaint in the Superior

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Court for the County of Santa Clara Superior Court, which was removed to the United States District Court for the Northern District of California, San Jose Division and consolidated with the Voss action. The plaintiffs filed an amended consolidated complaint on August 15, 2014. The action is in the preliminary stages and the Court has permitted only limited discovery.

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

Note 11. Shareholders’ Equity

Stock Plans

Activity under the Company’s stock option plans for the six months ended August 2, 2014 is summarized below (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at February 1, 2014	49,156	$13.40	2,623	$15.43	51,779	$13.51
Granted	6,011	$15.37	—	$—	6,011	$15.37
Exercised	(2,722)	$10.63	—	$—	(2,722)	$10.63
Canceled/Forfeited	(2,987)	$14.72	(364)	$15.43	(3,351)	$14.79

Balance at August 2, 2014	49,458	$13.72	2,259	$15.43	51,717	$13.79

Vested or expected to vest at August 2, 2014	45,857	$13.79

Exercisable at August 2, 2014	23,929	$15.14

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For time-based stock options vested and expected to vest at August 2, 2014, the aggregate intrinsic value was $75.7 million and the weighted average remaining contractual term was 6.2 years. For time-based stock options exercisable at August 2, 2014, the aggregate intrinsic value was $38.0 million and the weighted average remaining contractual term was 3.9 years. The aggregate intrinsic value of stock options exercised during the three months ended August 2, 2014 and August 3, 2013 was $4.2 million and $5.0 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended August 2, 2014 and August 3, 2013 was $13.6 million and $16.1 million, respectively. There was no aggregate intrinsic value for market-based stock options at August 2, 2014 and the weighted average remaining contractual term of market-based stock options expected to reach the end of the vesting period at August 2, 2014 was 6.7 years. The Company’s closing stock price of $13.39 as reported on the NASDAQ Global Select Market for all in-the-money options as of August 1, 2014 was used to calculate the aggregate intrinsic value.

As of August 2, 2014, the unamortized compensation expense for time-based stock options was $67.0 million and market-based stock options were fully amortized in fiscal 2014. The unamortized compensation expense for time-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 2.8 years.

Included in the following table is activity related to the non-vested portion of the restricted stock units as follows (in thousands, except for share prices):

	Time-Based		Performance-Based			Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value		Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 1, 2014	11,254	$14.11	100	$10.52		11,354	$14.08
Granted	5,240	$15.30	1,257 *	$15.00	*	6,497	$15.24
Vested	(5,405)	$14.02	(3)	$10.52		(5,408)	$14.01
Canceled/Forfeited	(623)	$14.12	(99)	$10.63		(722)	$13.64

Balance at August 2, 2014	10,466	$14.79	1,255	$15.00		11,721	$14.81

*	Amounts represent the target number of restricted stock units at grant date. For awards granted to our executive officers, up to 200% of the target restricted stock units may vest if the maximum level for financial and strategic goals is achieved.

In June 2014, the Company granted performance-based restricted stock units (“PSUs”) to certain members of senior management. Pursuant to the PSUs, each eligible employee is entitled to vest in a certain number of shares based on such employee’s achievement of individual financial and strategic performance goals for fiscal 2015, including, for example, net revenue and operating expense targets, and other individual strategic milestones. The actual number of shares that will vest for each eligible employee based on the achievement of such performance goals will be determined at the end of fiscal 2015 and will vest over two years, with 50% vesting on April 1, 2015 and 50% on April 1, 2016. The Company recognizes expenses associated with the PSUs when it becomes probable that the performance conditions will be met. Once it becomes probable that a PSU will vest, the Company recognizes compensation expense equal to the number of shares multiplied by the fair value of the related shares measured at the grant date.

The aggregate intrinsic value of restricted stock units expected to vest as of August 2, 2014 was $142.7 million. The number of restricted stock units that are expected to vest is 10.7 million shares.

As of August 2, 2014, unamortized compensation expense related to restricted stock units was $132.9 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.8 years.

Executive Performance Awards

In April 2014, the Company granted performance-based equity awards to each of our executive officers which are based on their achievement of certain performance goals in fiscal 2015 and 2016. These equity awards include restricted stock units which vest based on financial performance criteria (“Financial Performance RSU”) and restricted stock units which vest based on both financial performance criteria and individual strategic goals (“Strategic Performance Award”). The Financial Performance RSUs will be earned based on the achievement of revenue and modified non-GAAP operating income that have been established at “threshold,” “target” and “maximum” levels. Each Financial Performance RSU will vest 50% on the first anniversary of the commencement date based on achievement of fiscal 2015 financial performance criteria and 50% on the second anniversary of the vesting commencement date based on the achievement of fiscal 2016 financial performance criteria. The Strategic Performance Awards will vest based on achievement at the threshold level of either the revenue or modified non-GAAP operating income objective established for the Financial Performance RSU, in addition to the achievement of additional individual strategic goals. Each Strategic Performance Award will vest 50% on the first anniversary of the commencement date based on achievement of fiscal 2015 individual strategic goals and 50% on second anniversary date based on the achievement of the fiscal 2016 individual strategic goals.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

During the three and six months ended August 2, 2014, a total of 5.2 million shares were issued at a weighted-average price of $7.58 per share under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). During the three and six months ended August 3, 2013, a total of 5.0 million shares were issued at a weighted-average price of $7.34 per share under the ESPP. As of August 2, 2014, there was $10.9 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

The Company had no repurchases of its common shares during the three and six months ended August 2, 2014. During the three and six months ended August 3, 2013, the Company repurchased 7.2 million of its common shares for $82.6 million in cash and 27.1 million of its common shares for $282.8 million in cash, respectively. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. As of August 2, 2014, a total of 216.9 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.7 billion in cash and there was $258.4 million remaining available for future share repurchases.

Dividends

The Company paid the following cash dividends in the three and six months ended August 2, 2014 and August 3, 2013:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Cash dividend per share	$0.06	$0.06	$0.12	$0.12

Total payment to shareholders (in thousands)	$30,820	$29,791	$60,992	$60,044

On August 21, 2014, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on October 2, 2014 to shareholders of record as of September 11, 2014.

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

Note 12. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Cost of goods sold	$1,733	$1,868	$4,032	$3,735
Research and development	24,276	28,982	44,644	52,261
Selling and marketing	2,617	3,648	5,545	7,040
General and administrative	6,394	6,593	10,768	11,568

	$35,020	$41,091	$64,989	$74,604

Share-based compensation capitalized in inventory was $1.5 million at August 2, 2014 and $1.7 million at February 1, 2014.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Time-based Stock Options:
Weighted average fair value	$3.98	$3.63	$4.37	$3.41
Expected volatility	34%	44%	35%	45%
Expected term (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	1.7%	1.2%	1.6%	0.8%
Expected dividend yield	1.6%	2.1%	1.6%	2.4%

	Three and Six Months Ended
	August 2,	August 3,
	2014	2013
Employee Stock Purchase Plan:
Estimated fair value	$4.13	$3.45
Volatility	32%	40%
Expected term (in years)	1.3	1.3
Risk-free interest rate	0.2%	0.2%
Dividend yield	1.6%	2.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” “will” and similar expressions identify such forward-looking statements. Examples of forward-looking statements include statements regarding:

•	our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter;

•	market acceptance of our products using our innovative solutions;

•	sustained investments leading to new growth opportunities;

•	our expectations about industry trends;

•	future growth of our customer’s products, including the timing of any launches;

•	increased competition in the semiconductor industry;

•	the pricing of our products;

•	future customer concentration;

•	net revenue, cost of goods sold as a percentage of revenue and operating expenses for future periods;

•	the impact of legal proceedings and claims;

•	our ability to meet our capital needs for at least the next 12 months;

•	future growth opportunities;

•	the effect of recent accounting pronouncements and changes in taxation rules;

•	the effectiveness of our hedges of foreign currency exposures;

•	our plans regarding our investment portfolio;

•	our expectation that quarterly operating results will fluctuate from quarter to quarter;

•	the general economic environment;

•	arrangements with suppliers;

•	our ability to develop and introduce new products and achieve market acceptance of our products;

•	demand for our products and the impact of seasonality on demand;

•	the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems;

•	gross margin and the events that may cause gross margin to fluctuate;

•	the transition of our semiconductor products to increasingly smaller line width geometries;

•	our operations and sales outside of the United States, including future sales in Asia; and

•	the anticipated features and benefits of our technology solutions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical and intensely competitive;

•	the outcome of pending or future litigation and legal proceedings, including our patent litigation action involving Carnegie Mellon University;

•	our dependence on a small number of customers;

•	our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our ability to estimate customer demand and future sales accurately, including the impact of lengthy and expensive product sales cycles;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	our ability to transition to smaller geometry process technologies or higher levels of design integration;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy;

•	our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results;

•	our ability to protect our intellectual property;

•	the impact and costs associated with changes in international financial and regulatory conditions; and

•	our maintenance of an effective system of internal controls;

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

A significant number of our products are being incorporated into consumer electronics products, including gaming devices and personal computers, which are subject to significant seasonality and fluctuations in demand. Holiday and back-to-school buying trends may at times negatively impact our results in the first and fourth quarter and positively impact our results in the second and third quarter of our fiscal years. In addition, consumer electronics sales are heavily dependent on new product launch timelines and product refreshes. For example, our sales of wireless connectivity products may increase significantly during a period when one of our consumers launches a new gaming console, and these sales may taper significantly after the initial launch period.

A relatively large portion of our sales have historically been made on the basis of purchase orders rather than long-term agreements. In addition, the sales cycle for some of our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.

In this Quarterly Report on Form 10-Q, we refer to the fiscal year ended February 2, 2008 as fiscal 2008, the fiscal year ended January 30, 2010 as fiscal 2010, the fiscal year ended January 29, 2011 as fiscal 2011, the fiscal year ended January 28, 2012 as fiscal 2012, the fiscal year ended February 2, 2013 as fiscal 2013, the fiscal year ending February 1, 2014 as fiscal 2014 and the fiscal year ending January 31, 2015 as fiscal 2015.

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

Results of Operations

Net revenue for the three months ended August 2, 2014 was higher by approximately19% compared to the three months ended August 3, 2013, led by year over year growth in the mobile and wireless end markets, together with stable growth in the storage market. On a sequential basis, net revenue was essentially flat as revenue in the mobile and wireless end markets declined by approximately 9% as we experienced weaker than expected 3G demand from one of our major Asian smartphone OEM partners. We continue to see unit growth across our customer base in 4G LTE and in the coming months, we expect our customers to launch new smartphones powered by our LTE solutions. Overall, many of our customers have introduced new devices using our innovative solutions, which we believe will drive success across all of our end markets. Our future growth is expected to be driven by areas such as mobile handsets, tablets, connectivity, smart home devices and solid state drive (“SSD”) controllers.

•

In the mobile market, we continued to make steady progress with our LTE solutions. We have focused initially on the LTE market in China where we are seeing more OEM partners start new 4G LTE smart phone, tablet and mobile broadband device projects with our chipsets. We are now also expanding into multiple geographies and have recently seen good expansion of our 4G LTE products outside of China with a leading OEM launching our LTE solution in the European market. Samsung recently launched the new Galaxy Mini 4G smartphone and its multi-mode LTE mobile hotspot. We are on track to powering more multimode LTE devices from leading OEMs for deployment around the world later this year.

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

•

In the storage market, we continued to execute well as the overall industry appears to have stabilized. Our revenue has continued to grow within the SSD market and our strategy of partnering with top tier OEMs has resulted in excellent traction for our advanced SSD solutions. During the second quarter of fiscal 2015, we announced multiple new products that we believe enhanced and expanded our SSD offerings. They included our 5th generation SATA product with LDPC technology to support 3D NAND, as well as 15nm 2D NAND, and a low-cost PCIe-based SSD solution priced similar to our SATA solution but with much higher performance. Within the hard disk drive (“HDD”) market, we continue to experience strong demand for our 500 gigabyte per platter products. We have continued to see increased demand for our products used in enterprise drives at a top North America based HDD customer. In addition, we are continuing to accelerate our investment in next generation HDD technologies. We are also leveraging our technology leadership in HDD and SSD to help our customer migrate to hybrid storage devices by developing a single-chip solution that we believe will drive lower price points and allow the market to grow. We believe all of these efforts will allow us to further increase our share and solidify our leadership position in the market over the next few years.

•

In the networking market, revenue grew in the second quarter of fiscal 2015 as we saw growth from our Ethernet product lines across enterprise, datacenter and service provider networks, with the latter also driving growth in our PON product line. Design win momentum continued this quarter, with new programs that cover low-end fixed solutions to high-end modular platforms in the enterprise and service provider markets, driving new opportunities with our latest family of network processing solutions.

Our cost of goods sold as a percentage of net revenue for the three months ended August 2, 2014 was higher compared to both the three months ended May 3, 2014 and August 3, 2013. As we expand our presence and grow revenue in the mobile and wireless end markets, we expect our gross margin to face downward pressure, as these end markets generally have lower average gross margins than the rest of our business. However, we expect this growth will result in improvement to total gross margin dollars and operating profit. In addition, we are focused on efforts to improve both aspects of our gross profit, including through cost improvement and pricing.

Our financial position is strong and we continue to generate significant positive cash flows. Our cash, cash equivalents and short-term investments were $2.3 billion at August 2, 2014 and we generated cash flow from operations of $392.1 million through the second quarter of fiscal 2015. We paid a cash dividend of $0.06 per share for a total of $30.8 million in the second quarter of fiscal 2015 and we recently announced a dividend of $0.06 per share to be paid during the third quarter of fiscal 2015.

We are currently involved in a patent litigation action with Carnegie Mellon University (“CMU”) (See “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q and “Note 10 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of the risks associated with this matter and other patent litigation matters). A jury has awarded past damages of $1.17 billion, and the Court calculated damages, including enhancement, to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties through August 2, 2014 could be as much as $300 million. If we are required to further secure all or some additional portion of ongoing royalties, we may be required to post cash or other Company assets as collateral. On May 7, 2014, the District Court entered final judgment and on May 14, 2014, we filed a notice of appeal and posted a bond to stay execution of judgment pending the appeal. We filed our opening appeal brief on August 4, 2014. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	49.7	47.8	50.6	46.8
Research and development	30.7	36.3	30.7	37.1
Selling and marketing	3.5	4.8	3.8	5.1
General and administrative	3.3	3.4	3.3	3.4
Amortization and write-off of acquired intangible assets	0.3	1.3	0.5	1.4

Total operating costs and expenses	87.5	93.6	88.9	93.8

Operating income	12.5	6.4	11.1	6.2
Interest and other income, net	1.3	1.1	0.6	0.7

Income before income taxes	13.8	7.5	11.7	6.9
Benefit for income taxes	(0.6)	(0.2)	(0.7)	(0.6)

Net income	14.4%	7.7%	12.4%	7.5%

Three and six months ended August 2, 2014 and August 3, 2013

Net Revenue

	Three Months Ended			Six Months Ended
	August 2,	August 3,	%	August 2,	August 3,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Net revenue	$961,545	$807,056	19.1%	$1,919,375	$1,541,425	24.5%

Net revenue for the three and six months ended August 2, 2014 increased by $154.5 million and $378.0 million compared to the three and six months ended August 3, 2013. The increase was led by sales of our mobile and wireless products where we saw strong growth from multiple customers who have launched their 4G LTE smart phones based on our solutions. Sales of our 3G products in the three and six months ended August 2, 2014 were also higher compared to the three and six months ended August 3, 2013. In our storage market, we saw higher HDD revenue, which was mostly driven by continued growth for our 500 gigabyte per platter products and increased demand for our products used in enterprise drives at a top North America based HDD customer. In addition, revenue for SSD controllers increased significantly compared to the prior year. Our networking revenue increased during the quarter led by strong demand for enterprise switches and routers.

We currently expect overall net revenue for the three months ending November 1, 2014 to be in the range of $960 million to $1.0 billion. We expect revenue from our mobile and wireless end markets to increase modestly while sales from our storage and networking customers is anticipated to be flat to slightly up.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. We had two end customers who each represented greater than 10% of our total net revenue for the three and six months ended August 2, 2014 and August 3, 2013. Net revenue from one of these two customers was 20% and 19% of total net revenue for the three and six months ended August 2, 2014, respectively, compared to 25% and 26% for the three and six months ended August 3, 2013, respectively. Net revenue from the other customer was 12% and 11% of total net revenue for the three and six months ended August 2, 2014, respectively, compared to 12% for each of the three and six months ended August 3, 2013. We also had net revenue from one distributor of 17% and 12% of total net revenue for the three and six months ended August 2, 2014. No distributors accounted for more than 10% of our net revenue for the three and six months ended August 3, 2013. We expect to continue to experience similar customer concentration in future periods.

Most of our sales are expected to continue to be made to customers located outside of the United States, primarily in Asia. Sales to customers located in Asia represented 97% and 96% of our net revenue for the three and six months ended August 2, 2014 compared to 95% and 94% of our net revenue for the three and six months ended August 3, 2013. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	August 2,	August 3,	%	August 2,	August 3,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Cost of goods sold	$477,741	$386,059	23.7%	$971,601	$721,497	34.7%
% of net revenue	49.7%	47.8%		50.6%	46.8%

Cost of goods sold as a percentage of net revenue was higher for the three and six months ended August 2, 2014 compared to the three and six months ended August 3, 2013 due to a shift in the mix of our revenue towards our mobile and wireless products which have a higher average cost of goods sold as a percentage of revenue, in addition to increased royalty expense. We also had higher inventory write downs in the six months ended August 2, 2014. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending November 1, 2014 to be slightly higher compared to the three months ended August 2, 2014.

Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
	(in thousands)
Cost of goods sold	$1,733	$1,868	$4,032	$3,735
Research and development	24,276	28,982	44,644	52,261
Selling and marketing	2,617	3,648	5,545	7,040
General and administrative	6,394	6,593	10,768	11,568

	$35,020	$41,091	$64,989	$74,604

Share-based compensation expense decreased by $6.1 million and $9.6 million for the three and six months ended August 2, 2014, respectively, compared to the three and six months ended August 3, 2013. The decrease was primarily due to lower expense related to the employee stock purchase plan. In addition, the reversal of previously recognized expense associated with unvested equity awards that were cancelled as a result of the resignation in February 2014 of our former Chief Technology Officer reduced the fiscal 2015 share-based compensation expense. These decreases were partially offset by new grants of performance-based awards in June 2014 to members of senior management and in April 2014 to our executive officers.

Restructuring

	Three Months Ended		Six Months Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
	(in thousands)
Research and development	$412	$—	$5,094	$—
Selling and marketing	(48)	—	—	—
General and administrative	371	178	729	406
Write-off of acquired intangible assets	—	—	3,386	—

	$735	$178	$9,209	$406

We recorded a total $0.7 million and $9.2 million restructuring charge in the three and six months ended August 2, 2014, respectively. The charge included severance costs and other exit-related costs primarily associated with previous facility closures (see “Note 8 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements). In addition, the charge included $3.4 million to write off an acquired intangible asset in the six months ended August 2, 2014.

Research and Development

	Three Months Ended			Six Months Ended
	August 2,	August 3,	%	August 2,	August 3,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Research and development	$294,764	$292,642	0.7%	$590,127	$571,694	3.2%
% of net revenue	30.7%	36.3%		30.7%	37.1%

Research and development expense increased by $2.1 million for the three months ended August 2, 2014 compared to the three months ended August 3, 2013. The increase was primarily attributable to $1.7 million of higher personnel-related costs as a result of an increase in average annual employee compensation, which was partially offset by a decrease in share-based compensation. For the six months ended August 2, 2014 compared to the six months ended August 3, 2013, research and development expense increased by $18.4 million. The increase was primarily attributable to $23.8 million of higher personnel-related costs associated with an increase in average annual employee compensation, which was partially offset by a decrease in share-based compensation. These increases were offset by $17.3 million of higher reimbursements for non-recurring engineering services from our customers. In addition, there was $5.1 million of restructuring and other exit-related costs included in research and development expense for the six months ended August 2, 2014, which is further described in the restructuring section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selling and Marketing

	Three Months Ended			Six Months Ended
	August 2,	August 3,	%	August 2,	August 3,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Selling and marketing	$33,949	$38,548	(11.9)%	$72,307	$78,537	(7.9)%
% of net revenue	3.5%	4.8%		3.8%	5.1%

Selling and marketing expense decreased by $4.6 million and $6.2 million for the three and six months ended August 2, 2014, respectively, compared to the three and six months ended August 3, 2013. The decrease was primarily attributable to lower personnel-related costs of $3.6 million and $3.5 million for the three and six months ended August 2, 2014, respectively, as a result of lower headcount. The cost reduction in personnel-related costs more than offset an increase in average annual employee compensation. In addition, selling and marketing expense for the six months ended August 2, 2014 included a $1.7 million decrease in expenses for marketing communication activities as a result of our efforts to control discretionary spending.

General and Administrative

	Three Months Ended			Six Months Ended
	August 2,	August 3,	%	August 2,	August 3,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
General and administrative	$31,333	$27,192	15.2%	$61,906	$53,515	15.7%
% of net revenue	3.3%	3.4%		3.3%	3.4%

General and administrative expense increased by $4.1 million and $8.4 million for the three and six months ended August 2, 2014, respectively, compared to the three and six months ended August 3, 2013. This increase was due primarily to higher legal expenses of $0.9 million and $4.0 million for the three and six months ended August 2, 2014, respectively, combined with an increase in average employee compensation. In addition, there was $2.2 million of costs associated with the surety bond to appeal the Carnegie Mellon University judgment included in general and administrative expense for the three months ended August 2, 2014.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	August 2,	August 3,	%	August 2,	August 3,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$3,304	$10,638	(68.9)%	$9,993	$21,324	(53.1)%
% of net revenue	0.3%	1.3%		0.5%	1.4%

Amortization and write-off of acquired intangible assets decreased by $7.3 million and $11.3 million for the three and six months ended August 2, 2014, respectively, compared to the three and six months ended August 3, 2013. The decrease was due to a reduction in amortization expense as certain intangible assets have become fully amortized. The decrease in amortization expense for the six months ended August 2, 2014 was partially offset by a charge to write off $3.4 million of in-process research and development upon our decision to discontinue the related project.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	August 2,	August 3,	%	August 2,	August 3,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Interest and other income, net	$12,263	$8,253	48.6%	$14,188	$11,413	24.3%
% of net revenue	1.3%	1.1%		0.6%	0.7%

Interest and other income, net, for the three and six months ended August 2, 2014 included a gain from the sale of an investment of $8.8 million. The gain more than offset decreases in interest and other income, net, which were primarily due to recognition of foreign currency losses from the revaluation of our foreign currency denominated tax liabilities as the U.S. dollar weakened during the three and six months ended August 2, 2014.

Benefit for Income Taxes

	Three Months Ended			Six Months Ended
	August 2,	August 3,	%	August 2,	August 3,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Benefit for income taxes	$(6,153)	$(1,596)	285.5%	$(10,720)	$(8,764)	22.3%
% of net revenue	(0.6)%	(0.2)%		(0.7)%	(0.6)%

We had an income tax benefit in the three and six months ended August 2, 2014 and our effective tax rate benefit was 4.6% and 4.7% respectively. The income tax benefit for the three months ended August 2, 2014 included the current income tax liability of $4.9 million, which was more than offset by tax benefits of $7.3 million from a net reduction in unrecognized tax benefits and $3.7 million from an increase in the net deferred tax assets because of a tax rate change in Singapore. We finalized our agreement with the Singapore Economic Development Board for the remaining portion of pre-tax income subject to the Development and Expansion Incentive, which was extended through June 2019. The net reduction in unrecognized tax benefits primarily arose from the release of the expiration of statutes of limitation in non-U.S. jurisdictions. The income tax benefit for the six months ended August 2, 2014 included the current income tax liability of $10.6 million which was offset by a net reduction in unrecognized tax benefits of $9.8 million and $11.5 million from an increase in the net deferred tax assets because of the tax rate change in Singapore. The net reduction in unrecognized tax benefits arose from the release of $13.2 million due to the expiration of statutes of limitation, which was reduced by a $3.4 million increase in current unrecognized tax benefit estimates in various non-U.S. jurisdictions.

The income tax benefit for the three months ended August 3, 2013 included the current income tax liability of $5.2 million, which was offset by a net reduction in unrecognized tax benefits of $6.8 million in the three months ended August 3, 2013. The net reduction in unrecognized tax benefits primarily arose from the expiration of statutes of limitation. The income tax benefit for the six months ended August 3, 2013 included the current income tax liability of $7.0 million plus $0.7 million in settlements of audits in non-U.S. jurisdictions, which were offset by a net reduction in unrecognized tax benefits of $16.5 million. The net reduction in unrecognized tax benefits primarily arose from the expiration of statutes of limitation in non-U.S. jurisdictions and from the settlement of two audits in non-U.S. jurisdictions (one for $3.5 million and the other for $4.1 million), less an increase in current unrecognized tax estimates.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $17 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material effect on our results at this time.

We operate under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $7.1 million and $10.4 million for the three and six months ended August 2, 2014, respectively, and $7.1 million and $9.2 million for the three and six months ended August 3, 2013, respectively. The benefit of the tax incentives on net income per share was $0.01 per share for the three months ended August 2, 2014 and $0.02 per share for the six months ended August 2, 2014, compared to less than $0.01 per share for the three months ended August 3, 2013 and $0.02 per share for the six months ended August 3, 2013.

Liquidity and Capital Resources

Our principal source of liquidity as of August 2, 2014 consisted of approximately $2.3 billion of cash, cash equivalents and short-term investments, of which approximately $850 million was held by foreign subsidiaries (outside Bermuda). Approximately $500 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $150 million. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations. Specifically, with respect to the CMU litigation, a jury has awarded past damages of $1.17 billion, and CMU has sought pre-judgment interest, post-judgment interest, attorneys’ fees, and an injunction and/or ongoing royalties. Based on a series of post-trial rulings, the District Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties through August 2, 2014 could be as much as $300 million. If we are required to further secure all or some additional portion of ongoing royalties, we may be required to post cash or other Company assets as collateral. On May 7, 2014, the District Court entered final judgment and on May 14, 2014 we filed a notice of appeal and posted a bond to stay execution of judgment pending the appeal. We filed our opening appeal brief on August 4, 2014. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology. See the section entitled “Off-Balance Sheet Arrangements” below for a discussion of the effects on liquidity from the CMU litigation.

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

On August 21, 2014, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on October 2, 2014 to shareholders of record as of September 11, 2014.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $392.1 million for the six months ended August 2, 2014. The cash inflows from operations for the six months ended August 2, 2014 were due to $361.4 million of net income adjusted for non-cash items and a positive effect from changes in working capital of $30.7 million. The cash inflow from working capital for the six months ended August 2, 2014 was primarily driven by an increase in accounts payable due to higher production activity, accrued employee compensation from higher variable compensation and deferred income due to higher inventory levels at distributors. This positive impact on working capital was partially offset by an increase in accounts receivable from higher revenue levels and inventory due to higher demand.

Net cash provided by operating activities was $170.4 million for the six months ended August 3, 2013. The cash inflows from operations for the six months ended August 3, 2013 were primarily due to $266.0 million of net income adjusted for non-cash items, offset by working capital changes of $95.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5.2 million for the six months ended August 2, 2014 compared to net cash used in investing activities of $22.8 million for the six months ended August 3, 2013. For the six months ended August 2, 2014, net cash used in investing activities was primarily due to payment of $32.0 million for the purchase of property and equipment, and $9.4 million for the purchase of technology licenses. These payments were offset by cash inflows of a net $36.6 million of sales and maturities of available for sales securities less purchases of available-for-sale securities.

Net cash used in investing activities for the six months ended August 3, 2013 was primarily due to the payment of $39.1 million for the purchase of property and equipment, and $7.6 million for the purchase of technology licenses. These payments were offset by the cash inflows of a net $27.2 million from the sales and maturities of available-for-sale securities less purchases of available-for-sale securities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $20.1 million for the six months ended August 2, 2014 compared to net cash used in financing activities of $307.9 million for the six months ended August 3, 2013. For the six months ended August 2, 2014, net cash used in financing activities was primarily attributable to payments of our quarterly dividends of $61.0 million. The cash outflow was partially offset by net proceeds of $43.5 million from the issuance of our common shares under our share-based plans less the payment for minimum tax withholding on behalf of employees for net share settlements.

Net cash used in financing activities for the six months ended August 3, 2013 was primarily attributable to repurchases under our share repurchase program. Adjusted for repurchases made in the final three days of the quarter that were accrued but not yet paid due to the standard three-days settlement period, we paid $304.8 million to repurchase shares during the six months ended August 3, 2013. We also made payments of our quarterly dividends of $60.0 million. The cash outflow was partially offset by net proceeds of $63.2 million from the issuance of our common shares under our share-based plans less the minimum tax withholding on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

On May 14, 2014, we filed a Notice of Appeal to appeal the final judgment issued by the District Court in the CMU litigation. In order to stay the execution of the final judgment pending its appeal, we filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. If the judgment is affirmed after the completion of all appellate proceedings, and we do not thereafter fully satisfy the judgment within thirty days, the sureties are obligated under the bond to make payment to CMU. In support of the bond, we entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash or other Company assets are considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. The indemnity agreements will remain outstanding for as long as the underlying bond remains outstanding. See also “Note 10 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of this matter.

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties through August 2, 2014 could be as much as $300 million. It is unknown at this time whether we will be required to secure all or a portion of the ongoing royalties. If we are required to secure all or some portion of the ongoing royalties, we may be required to post cash or other Company assets as collateral.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of August 2, 2014, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We presented our contractual obligations at February 1, 2014 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended August 2, 2014, other than as noted under the section entitled “Off-Balance Sheet Arrangements” above.

Indemnification Obligations

See Note 10 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of August 2, 2014. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of August 2, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $13.5 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of August 2, 2014, our investment portfolio included $16.2 million in par value of auction rate securities. Beginning in February 2008, liquidity issues in the global credit markets resulted in a failure of auction rate securities, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Since this time, many of the issuers have refinanced their debt and paid down the auction rate securities which have resulted in a smaller pool of outstanding securities. Although these securities have continued to pay interest, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. As of August 2, 2014, the fair value of auction rate securities in our investment portfolio was $2.7 million less than par value and the fair value was recorded in long-term investments.

Based on our balance of approximately $2.3 billion in cash, cash equivalents and short-term investments, and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value and do not have the intent to sell these auction rate securities until recovery. Since we consider the impairment to be temporary, we recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $9.0 million at August 2, 2014, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 4.1%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 2, 2014, our disclosure controls and procedures were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information under the caption “Contingencies” as set forth in “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Part II, Item 1A, “Risk Factors,” immediately below.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and specific conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	failure to protect our intellectual property;

•	impact of a significant natural disaster, including earthquakes, floods and tsunamis, particularly in certain regions in which we operate or own buildings, such as Santa Clara; and

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 30, 2011 through August 2, 2014, our common shares traded as low as $6.98 and as high as $20.42 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

The semiconductor industry and specifically the mobile and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. This has especially intensified as semiconductor companies have begun to offer more integrated platforms. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing and expect we will continue to face significant competition in the LTE market. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of this trend to platform integration. As competition in the markets in which we operate continues to increase, our revenues and gross margins may decline. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the mobile and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

In addition, semiconductor providers have experienced consolidation over the past several years. For example, Broadcom Corporation acquired NetLogic Microsystems in February 2011, Qualcomm Inc. acquired Atheros Communications Inc. in May 2011,Texas Instruments Incorporated acquired National Semiconductor in September 2011 and Avago Technologies Limited (“Avago”) acquired LSI Corporation (“LSI”) in May 2014. Other pending transactions may further consolidate competition in our industry. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

We are currently involved in a patent litigation action involving Carnegie Mellon University, and, if we do not prevail on appeal of the district court judgment, we could be liable for substantial damages.

On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvel Semiconductor, Inc. and us as defendants, and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. CMU sought in its post-trial motions enhanced damages up to three times the jury verdict, pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied our motion for mistrial. On September 23, 2013, the District Court denied our motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issues as well as our motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a separate opinion. On January 14, 2014, the District Court denied our post-trial motion on laches. On March 31, 2014, the District Court rejected CMU’s motion for an injunction. The District Court also denied CMU’s request for pre-judgment interest, and substantially scaled back CMU’s request for enhanced damages. Based on these decisions, the Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the District Court entered final judgment, from which we filed a notice of appeal on May 14, 2014. We filed our opening appeal brief on August 4, 2014. We believe that there are strong grounds for appeal and we are currently pursuing an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., but there is no guarantee that we will be successful on appeal. Please see “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of litigation matters we are currently engaged in. If we are required to pay most or all of the damages calculated by the District Court after all appeals have been exhausted, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties through August 2, 2014 could be as much as $300 million. If we are required to further secure all or some additional portion of ongoing royalties, we may be required to post cash or other Company assets as collateral.

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

In addition, the HDD industry has experienced consolidation over the past several years. For example, during fiscal 2010, Toshiba acquired the HDD operations of Fujitsu. In December 2011, Seagate Technology plc (“Seagate”) completed the acquisition of Samsung’s HDD unit. In March 2012, Western Digital completed the acquisition of Hitachi’s HDD unit. Consolidation among our customers could lead to changing demand for our products, replacement of our products by the merged entity with those of our competitors and cancellation of orders, each of which could harm our results of operations. On the other hand, this could lead to increased opportunities for our products within the combined company if we can leverage our technology and customer relationships.

Furthermore, future changes in the nature of information storage products could reduce demand for traditional HDDs. For example, products using alternative technologies, such as solid state drives (“SSDs”) and other storage technologies could become a source of competition to manufacturers of HDDs. Although we offer SSD controllers, leveraging our technology in hard drives, we cannot ensure we will be able to maintain significant market share if demand for traditional HDDs decreases.

We may become involved with costly and lengthy litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, stop selling our products or force us to redesign our products.

Litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. For example, in our litigation with CMU, the District Court has calculated damages payable by Marvell including enhancement to total approximately $1.54 billion, and held that CMU is entitled to post judgment interest and an ongoing royalty. See “We are currently involved in a patent litigation action involving Carnegie Mellon University, and, if we do not prevail on appeal of the district court judgment, we could be liable for substantial damages.”

From time to time our subsidiaries and customers receive, and may continue to receive in the future, notices that allege claims of infringement, misappropriation or misuse of the intellectual property rights of third parties. In addition to standards-based infringement claims, infringement claims have also been directed against us and our subsidiaries’ proprietary technologies, particularly those related to storage technology, microprocessors and other circuit components. We have also had certain patent licenses with third parties that have not been renewed, and if we cannot successfully renew these licenses, our subsidiaries and customers could face claims of infringement. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorneys’ fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, offering for sale, making, having made or exporting products or using technology that contains the allegedly infringing intellectual property;

•	limit or restrict the type of work that employees involved in such litigation may perform for us;

•	pay substantial damages and/or license fees and/or royalties to the party claiming infringement or other license violations that could adversely impact our liquidity or operating results;

•	attempt to obtain or renew licenses to the relevant intellectual property, which licenses may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 30% and 38% of our net revenue for the six months ended August 2, 2014 and August 3, 2013, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

•	a significant portion of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with relatively short notice to us;

•	our customers may purchase integrated circuits from our competitors;

•	our customers may discontinue sales or lose market share in the markets for which they purchase our products;

•

our customers may develop their own solutions or acquire fully developed solutions from third-parties (for example, in May 2014, Seagate announced that it would acquire the LSI SSD business from Avago); or

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

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we currently rely on several third-party foundries to produce our integrated circuit products. We also currently rely on several third-party assembly and test subcontractors to assemble, package and test our products. This exposes us to a variety of risks, including the following

Regional Concentration

Substantially all of our products are manufactured by third-party foundries located in Taiwan. Our other sources for manufacturing are located in China and Singapore. In addition, substantially all of our third-party assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes, tsunamis or typhoons, or by political, social or economic instability. For example, the risk of an earthquake in Taiwan and elsewhere in the Pacific Rim region is significant due to the proximity of major earthquake fault lines to the facilities of our foundries and assembly and test subcontractors. Taiwan has experienced significant earthquakes in the past and may be subject to additional earthquakes that could disrupt manufacturing operations. In the event of a significant natural disaster or a quarantine or closure that affects our manufacturers in the Pacific Rim, our revenues, cost of goods sold and results of operations would be negatively impacted. In addition, if we were unable to quickly identify alternate manufacturing facilities, we could experience significant delays in product shipments, which could harm our results of operations.

No Guarantee of Capacity or Supply

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

Despite our strategy to move to multiple sources, most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it may be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in revenues, net income and cash flow.

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

Uncertain Yields and Quality

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

Commodity Prices

We are also subject to risk from fluctuating market prices of certain commodity raw materials that are incorporated into our end products or used by our suppliers to manufacture our end products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such commodities.

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

We had approximately $2.0 billion of goodwill and $38.1 million of acquired intangible assets, net on our balance sheet as of August 2, 2014. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results.

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

We depend on key personnel to manage our business, and if we are unable to retain our current personnel or attract additional personnel, our ability to develop and successfully market our products could be harmed.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 96% of our net revenue in the six months ended August 2, 2014, 95% of our net revenue in fiscal 2014 and 90% of our net revenue in fiscal 2013.

We also have substantial operations outside of the United States. These operations are directly influenced by the political and economic conditions of the region in which they are located, and with respect to Israel, possible military hostilities, such as the recent turmoil in the region, that could affect our operations there. We anticipate that our manufacturing, assembly, testing and sales outside of the United States will continue to account for a substantial portion of our operations and revenue in future periods. Accordingly, we are subject to risks associated with international operations, including:

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

As a result of having global operations, the sudden disruption of the supply chain and/or the manufacture of our customer’s products caused by events outside of our control could impact our results of operations by impairing our ability to timely and efficiently deliver our products. For example, during fiscal 2012, the earthquake and tsunami that affected Japan disrupted the global supply chain for certain components important to our products and the flooding in Thailand affected the supply chain and manufacturing of the products for a number of our customers.

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

We have experienced, from time to time, hardware and software defects and bugs associated with the introduction of our highly complex products. Despite our testing procedures, we cannot assure you that errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, delay in revenue recognition or loss of revenues, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, our having to defend against litigation related to defective products or related property damage or personal injury, and damage to our reputation in the industry that could adversely affect our relationships with our customers. In addition, we may have difficulty identifying the end customers of the defective products in the field. As a result, we could incur substantial costs to implement modifications to correct defects. Any of these problems could materially adversely affect our results of operations.

Tax benefits that we receive may be terminated or reduced in the future, which would harm our results of operations and profitability.

In prior years, we have entered into agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate. For example, we have obtained an undertaking from the Minister of Finance of Bermuda that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. Additionally, our Singapore subsidiary qualified for Pioneer status until June 2014 and continues to receive the Development and Expansion Incentive through June 2019. Furthermore, under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (M.I.S.L.) Ltd. are entitled to, and have certain existing programs that qualify as, approved and benefited tax programs that include reduced tax rates and exemption of certain income through fiscal 2027. Our subsidiary in Switzerland also has tax incentives on revenues from research and design and wafer supply trading activities that expire in 2016. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of our operations and profitability would be harmed.

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

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please see “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of the litigation matters we are currently engaged in. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers for these lawsuits. In addition, due to the high volatility of our stock price, we may be vulnerable to securities class action litigation. Furthermore, as a result of a prior SEC settlement, we forfeited for three years our ability to invoke the “safe harbor” for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Because we could not benefit from the statutory safe harbor from June 2008 through June 2011, it may be more difficult for us to defend against any future claims based on any forward-looking statements issued during that timeframe.

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

There is also regulation to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. The implementation of these requirements could affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Additionally, if we are unable to sufficiently source conflict-free metals, we may face difficulties in satisfying customers who may require that the products they purchase from us are conflict-free, which may harm our sales and operating results.

The costs of complying (including the costs of any investigations, auditing and monitoring) with these laws could adversely affect our current or future business. In addition, future regulations may become more stringent or costly and our compliance costs and potential liabilities could increase, which may harm our current or future business.

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

Dr. Sehat Sutardja, our Chairman and Chief Executive Officer, and Weili Dai, who serves as our President, are husband and wife. Together, these two officers, along with a shareholder that is related to Dr. Sutardja, held approximately 20% of our outstanding common shares as of March 1, 2014. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended August 2, 2014.

Issuer Purchases of Equity Securities

There were no common shares repurchased during the three months ended August 2, 2014.

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

MARVELL TECHNOLOGY GROUP LTD.

Date: September 4, 2014	By:	/s/ Michael Rashkin
Michael Rashkin
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.