Form 10-Q
period 2014-11-01
MARVELL TECHNOLOGY GROUP LTD
filed 2014-12-04
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

or

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

The number of common shares of the registrant outstanding as of November 26, 2014 was 511.1 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 1, 2014	February 1, 2014

ASSETS
Current assets:
Cash and cash equivalents	$1,183,993	$965,750
Short-term investments	1,218,785	1,003,655
Accounts receivable, net	445,050	453,496
Inventories	356,417	347,861
Prepaid expenses and other current assets	64,790	56,952
Deferred income taxes	17,327	11,506

Total current assets	3,286,362	2,839,220
Property and equipment, net	343,101	356,165
Long-term investments	10,077	16,279
Goodwill	2,029,945	2,029,945
Acquired intangible assets, net	34,283	49,035
Other non-current assets	145,039	160,366

Total assets	$5,848,807	$5,451,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$341,431	$316,389
Accrued liabilities	140,084	161,762
Accrued employee compensation	153,059	111,408
Deferred income	70,834	61,747

Total current liabilities	705,408	651,306
Non-current income taxes payable	73,167	81,325
Other non-current liabilities	36,322	42,469

Total liabilities	814,897	775,100
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,022	1,005
Additional paid-in capital	3,041,400	2,941,650
Accumulated other comprehensive income (loss)	(2,964)	597
Retained earnings	1,994,452	1,732,658

Total shareholders’ equity	5,033,910	4,675,910

Total liabilities and shareholders’ equity	$5,848,807	$5,451,010

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net revenue	$930,136	$931,226	$2,849,511	$2,472,651
Operating costs and expenses:
Cost of goods sold	454,974	464,981	1,426,575	1,186,478
Research and development	288,435	296,291	878,562	867,985
Selling and marketing	34,410	37,496	106,717	116,033
General and administrative	33,473	26,589	95,379	80,104
Amortization and write-off of acquired intangible assets	3,304	10,645	13,297	31,969

Total operating costs and expenses	814,596	836,002	2,520,530	2,282,569

Operating income	115,540	95,224	328,981	190,082
Interest and other income, net	4,764	1,536	18,952	12,949

Income before income taxes	120,304	96,760	347,933	203,031
Provision (benefit) for income taxes	5,000	(6,396)	(5,720)	(15,160)

Net income	$115,304	$103,156	$353,653	$218,191

Net income per share:
Basic	$0.22	$0.21	$0.69	$0.44

Diluted	$0.22	$0.21	$0.68	$0.43

Weighted average shares:
Basic	513,859	491,979	510,261	496,151

Diluted	519,907	501,189	520,309	502,401

Cash dividend declared per share	$0.06	$0.06	$0.18	$0.18

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$115,304	$103,156	$353,653	$218,191
Other comprehensive income, net of tax:
Net change in unrealized gain/loss on marketable securities	(1,209)	1,335	(1,052)	(1,199)
Net change in unrealized gain/loss on auction rate securities	305	(141)	448	(311)
Net change in unrealized gain/loss on cash flow hedges	(2,687)	435	(2,957)	419

Other comprehensive income (loss), net	(3,591)	1,629	(3,561)	(1,091)

Comprehensive income	$111,713	$104,785	$350,092	$217,100

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net income	$353,653	$218,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,784	76,576
Share-based compensation	99,283	117,805
Amortization and write-off of acquired intangible assets	14,752	31,969
Other expense (income), net	(12,160)	5,994
Excess tax benefits from share-based compensation	(78)	(42)
Changes in assets and liabilities:
Accounts receivable	23,275	(136,491)
Inventories	(8,793)	(129,450)
Prepaid expenses and other assets	(8,621)	15,012
Accounts payable	16,937	128,311
Accrued liabilities and other non-current liabilities	(22,035)	(20,510)
Accrued employee compensation	41,651	13,965
Deferred income	9,087	26,220

Net cash provided by operating activities	586,735	347,550

Cash flows from investing activities:
Purchases of available-for-sale securities	(784,296)	(691,749)
Sales and maturities of available-for-sale securities	578,095	845,506
Investments in privately-held companies	(701)	(1,869)
Cash paid for acquisition, net	—	(2,551)
Purchases of technology licenses	(14,514)	(13,993)
Purchases of property and equipment	(48,615)	(53,283)

Net cash provided by (used in) investing activities	(270,031)	82,061

Cash flows from financing activities:
Repurchase of common stock	(43,774)	(376,285)
Proceeds from employee stock plans	71,308	97,276
Minimum tax withholding paid on behalf of employees for net share settlement	(25,586)	(10,406)
Dividend payments to shareholders	(91,859)	(89,560)
Payments on technology license obligations	(8,628)	(6,301)
Excess tax benefits from share-based compensation	78	42

Net cash used in financing activities	(98,461)	(385,234)

Net increase in cash and cash equivalents	218,243	44,377
Cash and cash equivalents at beginning of period	965,750	751,953

Cash and cash equivalents at end of period	$1,183,993	$796,330

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of November 1, 2014, the results of its operations for the three and nine months ended November 1, 2014 and November 2, 2013, its comprehensive income for the three and nine months ended November 1, 2014 and November 2, 2013, and its cash flows for the nine months ended November 1, 2014 and November 2, 2013. The February 1, 2014 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 as filed on March 27, 2014 with the Securities and Exchange Commission. The results of operations for the three and nine months ended November 1, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	November 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$842,487	$2,121	$(756)	$843,852
U.S. government and agency debt	234,649	136	(32)	234,753
Asset backed securities	85,893	40	(67)	85,866
Foreign government and agency debt	28,079	25	(20)	28,084
Municipal debt securities	23,195	41	(6)	23,230
Auction rate securities	3,000	—	—	3,000

Total short-term investments	1,217,303	2,363	(881)	1,218,785
Long-term investments:
Available-for-sale:
Auction rate securities	12,500	—	(2,423)	10,077

Total long-term investments	12,500	—	(2,423)	10,077

Total investments	$1,229,803	$2,363	$(3,304)	$1,228,862

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	February 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$587,095	$2,789	$(370)	$589,514
U.S. government and agency debt	301,423	128	(72)	301,479
Asset backed securities	76,220	89	(38)	76,271
Foreign government and agency debt	20,324	12	(44)	20,292
Municipal debt securities	16,059	44	(4)	16,099

Total short-term investments	1,001,121	3,062	(528)	1,003,655
Long-term investments:
Available-for-sale:
Auction rate securities	19,150	—	(2,871)	16,279

Total long-term investments	19,150	—	(2,871)	16,279

Total investments	$1,020,271	$3,062	$(3,399)	$1,019,934

As of November 1, 2014, the Company’s investment portfolio included auction rate securities with an aggregate par value of $12.5 million classified as long-term investments. Although these securities have continued to pay interest, there is currently limited trading volume. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of these auction rate securities as of November 1, 2014 was $2.4 million less than their par value. Based on the Company’s balance of approximately $2.4 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Gross realized gains and gross realized losses on sales of available-for-sales securities are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Gross realized gains	$415	$497	$1,367	$1,289
Gross realized losses	(25)	(216)	(50)	(253)

Total net realized gains	$390	$281	$1,317	$1,036

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	November 1, 2014		February 1, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$356,973	$357,266	$309,543	$309,861
Due between one and five years	848,587	849,763	686,062	688,280
Due over five years	24,243	21,833	24,666	21,793

	$1,229,803	$1,228,862	$1,020,271	$1,019,934

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	November 1, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$318,039	$(746)	$992	$(10)	$319,031	$(756)
U.S. government and agency debt	59,046	(32)	—	—	59,046	(32)
Asset backed securities	36,510	(67)	—	—	36,510	(67)
Foreign government and agency debt	16,572	(20)	—	—	16,572	(20)
Municipal debt securities	3,202	(6)	—	—	3,202	(6)
Auction rate securities	—	—	10,077	(2,423)	10,077	(2,423)

Total securities	$433,369	$(871)	$11,069	$(2,433)	$444,438	$(3,304)

	February 1, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$110,903	$(366)	$2,105	$(4)	$113,008	$(370)
U.S. government and agency debt	93,118	(72)	—	—	93,118	(72)
Asset backed securities	18,865	(19)	1,912	(19)	20,777	(38)
Foreign government and agency debt	14,299	(44)	—	—	14,299	(44)
Municipal debt securities	723	(4)	—	—	723	(4)
Auction rate securities	—	—	16,279	(2,871)	16,279	(2,871)

Total securities	$237,908	$(505)	$20,296	$(2,894)	$258,204	$(3,399)

Note 4. Supplemental Financial Information (in thousands)

	November 1, 2014	February 1, 2014
Inventories:
Work-in-process	$197,671	$195,495
Finished goods	158,746	152,366

Total inventories	$356,417	$347,861

	November 1, 2014	February 1, 2014
Property and equipment, net:
Machinery and equipment	$594,702	$562,038
Buildings	144,320	144,320
Computer software	97,452	96,096
Land	53,373	53,373
Building improvements	49,786	49,645
Leasehold improvements	50,187	49,060
Furniture and fixtures	27,746	27,621
Construction in progress	5,396	2,911

	1,022,962	985,064
Less: Accumulated depreciation and amortization	(679,861)	(628,899)

Total property and equipment, net	$343,101	$356,165

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	November 1, 2014	February 1, 2014
Other non-current assets:
Technology and other licenses	$68,819	$83,521
Deferred tax assets	23,442	19,282
Investments in privately-held companies	9,267	14,565
Prepaid land use rights	13,510	13,744
Deposits	11,918	12,433
Other	18,083	16,821

Total other non-current assets	$145,039	$160,366

	November 1, 2014	February 1, 2014
Accrued liabilities:
Accrued rebates	$51,407	$61,616
Accrued royalties	25,426	36,568
Technology license obligations	17,079	18,482
Accrued legal expense	9,857	14,589
Other	36,315	30,507

Total accrued liabilities	$140,084	$161,762

	November 1, 2014	February 1, 2014
Other non-current liabilities:
Technology license obligations	$19,085	$28,959
Long-term accrued employee compensation	4,622	4,370
Other	12,615	9,140

Other non-current liabilities	$36,322	$42,469

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by component are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 1, 2014	$2,534	$(2,871)	$934	$597
Other comprehensive income before reclassifications	67	448	(1,603)	(1,088)
Amounts reclassified from accumulated other comprehensive income	(1,119)	—	(1,354)	(2,473)

Other comprehensive income (loss)	(1,052)	448	(2,957)	(3,561)

Balance at November 1, 2014	$1,482	$(2,423)	$(2,023)	$(2,964)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 2, 2013	$2,742	$(2,681)	$1,087	$1,148
Other comprehensive income before reclassifications	(276)	(311)	3,103	2,516
Amounts reclassified from accumulated other comprehensive income	(923)	—	(2,684)	(3,607)

Other comprehensive income (loss)	(1,199)	(311)	419	(1,091)

Balance at November 2, 2013	$1,543	$(2,992)	$1,506	$57

The amounts reclassified from accumulated other comprehensive income by components are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
Affected Line Item in the Statement of Operations	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Available-for-sale securities:
Interest and other income, net	$264	$380	$1,119	$923
Cash flow hedges:
Cost of goods sold	22	41	85	149
Research and development	298	648	1,156	2,319
Selling and marketing	29	53	110	198
General and administrative	1	5	3	18

Total	$614	$1,127	$2,473	$3,607

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

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Numerator:
Net income	$115,304	$103,156	$353,653	$218,191

Denominator:
Weighted average shares — basic	513,859	491,979	510,261	496,151
Effect of dilutive securities:
Share-based awards	6,048	9,210	10,048	6,250

Weighted average shares — diluted	519,907	501,189	520,309	502,401

Net income per share:
Basic	$0.22	$0.21	$0.69	$0.44
Diluted	$0.22	$0.21	$0.68	$0.43

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Anti-dilutive potential shares are presented in the following table:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Weighted average shares outstanding from stock options:
Time-based options	25,092	43,167	22,331	39,854
Market-based options	2,245	2,719	2,306	2,732

	27,337	45,886	24,637	42,586

Weighted average exercise price:
Time-based options	$17.19	$14.71	$17.61	$15.18

Market-based options	$15.43	$15.42	$15.43	$15.43

Total	$17.04	$14.75	$17.41	$15.20

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

The notional amounts of outstanding forward contracts were as follows (in thousands):

	November 1, 2014		February 1, 2014
	Buy Contracts	Sell Contracts	Buy Contracts
Israeli shekel	$51,047	$—	$39,670
Chinese yuan	15,614	—	—
Euro	5,371	5,376	5,718
Swedish krona	—	—	3,709

	$72,032	$5,376	$49,097

At February 1, 2014, there were no sell contracts. The fair value of foreign currency exchange contracts was not significant as of any period presented.

Cash Flow Hedges. The Company designates and documents its foreign currency forward exchange contracts as cash flow hedges for certain operating expenses. The Company evaluates and calculates the effectiveness of each hedge at least quarterly. The effective change is recorded in accumulated other comprehensive income and is subsequently reclassified to operating expense when the hedged expense is recognized. Ineffectiveness is recorded in interest and other income, net.

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts, the severance pay fund and an auction rate security are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.2% of total assets as of November 1, 2014.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth, by level, the Company’s assets that were accounted for at fair value. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at November 1, 2014
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$12,200	$—	$—	$12,200
Money market funds	16,290	—	—	16,290
Time deposits	—	206,580	—	206,580
Municipal debt securities	—	1,908	—	1,908
Corporate debt securities	—	28,332	—	28,332
Short-term investments:
U.S. government and agency debt	234,753	—	—	234,753
Corporate debt securities	—	843,852	—	843,852
Asset backed securities	—	85,866	—	85,866
Foreign government and agency debt	—	28,084	—	28,084
Municipal debt securities	—	23,230	—	23,230
Auction rate securities		3,000		3,000
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	384	—	384
Long-term investments:
Auction rate securities	—	—	10,077	10,077
Other non-current assets:
Severance pay fund	—	1,841	—	1,841

Total assets	$263,243	$1,223,077	$10,077	$1,496,397

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$2,402	$—	$2,402

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Level 1	Level 2	Level 3	Portion of Carrying Value Measured at Fair Value at February 1, 2014
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$11,999	$—	$—	$11,999
Money market funds	2,804	—	—	2,804
Time deposits	—	247,958	—	247,958
Municipal debt securities	—	4,800	—	4,800
Corporate debt securities	—	3,400	—	3,400
Short-term investments:
U.S. government and agency debt	301,479	—	—	301,479
Corporate debt securities	—	589,514	—	589,514
Asset backed securities	—	76,271	—	76,271
Foreign government and agency debt	—	20,292	—	20,292
Municipal debt securities	—	16,099	—	16,099
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1,012	—	1,012
Long-term investments:
Auction rate securities	—	—	16,279	16,279
Other non-current assets:
Severance pay fund	—	2,193	—	2,193

Total assets	$316,282	$961,539	$16,279	$1,294,100

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$26	$—	$26

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Nine Months Ended
	November 1, 2014	November 2, 2013
Beginning balance	$16,279	$16,769
Sales and redemptions	(3,650)	(300)
Transfer out	(3,000)	—
Unrealized losses included in accumulated other comprehensive income	448	(311)

Ending balance	$10,077	$16,158

During the three months ended November 1, 2014, the Company received notification by the issuer of a mandatory full call on November 6, 2014 of an auction rate security to be redeemed at par value. As a result, the Company classified the security within Level 2 based on the issuer’s quoted price. Subsequent to the end of the quarter, the auction rate security was fully redeemed.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Acquired Intangible Assets, Net

The carrying amount of acquired intangible assets, net, are as follows (in thousands):

		November 1, 2014			February 1, 2014
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	4 - 6 years	$49,240	$(27,369)	$21,871	$49,240	$(20,634)	$28,606
Core technology	5 - 8 years	2,350	(1,850)	500	2,350	(1,583)	767
Trade names	5 years	1,300	(763)	537	1,300	(568)	732
Customer intangibles	5 - 6 years	28,600	(17,225)	11,375	28,600	(13,056)	15,544
IPR&D		—	—	—	3,386	—	3,386

Total intangible assets, net		$81,490	$(47,207)	$34,283	$84,876	$(35,841)	$49,035

The Company recorded a charge to write-off $3.4 million of IPR&D in the nine months ended November 1, 2014, upon the Company’s decision to discontinue the related project.

Based on the identified intangible assets recorded at November 1, 2014, the future amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
Remainder of fiscal 2015	$3,585
2016	12,212
2017	11,027
2018	5,599
2019	1,860
Thereafter	—

$34,283

Note 8. Restructuring

In connection with ongoing evaluations of its business, the Company decided to streamline its operations, primarily in Israel to align with its overall strategic plan, and to discontinue the development of a product it originally acquired from a business that it previously purchased.

The following table presents detail of the related restructuring charges recorded by the Company (in thousands):

	November 1, 2014
	Three Months Ended	Nine Months Ended
Severance and related costs	$72	$5,107
Facilities and related costs	1,117	1,815
Other exit-related costs	13	86

	1,202	7,008
Write-off of assets:
Equipment	—	17
Acquired intangible asset	—	3,386

	$1,202	$10,411

Facilities and related costs include a charge for a portion of the lease obligation related to vacating the floors the Company no longer planned to occupy in one of its Israel facilities. The write-off of an acquired intangible asset in the nine months ended November 1, 2014 was due to the Company’s decision to discontinue the related project. Other exit-related costs are primarily associated with ongoing operating expenses related to vacated facilities under restructure actions in previous fiscal years.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Research and development	$87	$2,886	$5,181	$2,886
Selling and marketing	—	795	—	795
General and administrative	1,115	527	1,844	933
Write-off of acquired intangible assets	—	—	3,386	—

	$1,202	$4,208	$10,411	$4,614

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at February 1, 2014	$51	$2,383	$19	$2,453
Restructuring charges	5,107	1,815	86	7,008
Net cash payments	(5,124)	(1,828)	(105)	(7,057)

Balance at November 1, 2014	$34	$2,370	$—	$2,404

The severance costs included in the table above are expected to be paid by the end of the calendar year. The balance at November 1, 2014 for facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2018.

Note 9. Income Tax

The income tax provision for the three months ended November 1, 2014 included the current income tax liability of $4.5 million and a $0.9 million increase in unrecognized tax benefits from interest on non-U.S. jurisdictions, which was partially offset by a $0.4 million tax benefit due to a return-to-provision adjustment upon the filing of a tax return in a non-U.S. jurisdiction. The income tax benefit for the nine months ended November 1, 2014 included the current income tax liability of $15.1 million, which was offset by tax benefits of $8.9 million from a net reduction in unrecognized tax benefits, $11.5 million from an increase in the net deferred tax assets because of the tax rate change in Singapore and $0.4 million from a return-to-provision adjustment upon the filing of a tax return in a non-U.S. jurisdiction. The net reduction in unrecognized tax benefits arose from the release of $13.2 million due to the expiration of statutes of limitation, which was reduced by a $4.3 million increase in current unrecognized tax benefit estimates in various non-U.S. jurisdictions.

The income tax benefit for the three months ended November 2, 2013 included the current income tax liability of $4.3 million, which was offset by a net reduction in unrecognized tax benefits of $7.3 million, a $2.5 million tax benefit due to return-to-provision adjustments upon the filing of tax returns and a $0.9 million tax benefit from an increase in the deferred tax asset of a non-U.S. entity due to a change in its statutory tax rate. The net reduction in unrecognized tax benefits primarily arose from the expiration of the statute of limitations. The income tax benefit for the nine months ended November 2, 2013 included the current income tax liability of $11.3 million plus $0.7 million in settlements of audits in non-U.S. jurisdictions, which were offset by a net reduction in unrecognized tax benefits of $23.8 million, a $2.5 million tax benefit due to return-to-provision adjustments upon filing of tax returns in three months ended November 2, 2013 and a $0.9 million tax benefit from an increase in the deferred tax asset of a non-U.S. entity due to a change in its statutory tax rate in the three months ended November 2, 2013. The net reduction in unrecognized tax benefits primarily arose from the expiration of statute of limitations in non-U.S. jurisdictions and from the settlement of two audits in non-U.S. jurisdictions (one for $3.5 million and the other for $4.1 million), less an increase in current unrecognized tax estimates.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company operates under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $1.8 million and $12.3 million for the three and nine months ended November 1, 2014, respectively, and $5.7 million and $14.9 million for the three and nine months ended November 2, 2013, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three months ended November 1, 2014 and $0.02 per share for the nine months ended November 1, 2014, compared to $0.01 per share for the three months ended November 2, 2013 and $0.03 per share for the nine months ended November 2, 2013.

Our principal source of liquidity as of November 1, 2014 consisted of approximately $2.4 billion of cash, cash equivalents and short-term investments, of which approximately $900 million was held by foreign subsidiaries (outside Bermuda). Approximately $500 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $150 million.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of November 1, 2014, these foundries had incurred approximately $213.9 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

As of November 1, 2014, the Company has a $3.2 million accrued liability related to certain legal proceedings described below in this section. The reduction in the accrued liability from the prior quarter related to litigation matters that were paid or resolved favorably during the quarter. The amount recorded does not relate to the litigation with Carnegie Mellon University (“CMU”). Other than for the matters that the Company has recognized in the consolidated financial statements, it has not recorded any amounts for contingent losses associated with the matters described below based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Carnegie Mellon University Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. (“MSI”) and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. CMU sought in its post-trial motions enhanced damages up to three times the jury verdict, pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied the Company’s motion for mistrial. On September 23, 2013, the District Court denied the Company’s motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issue as well as the Company’s motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a separate opinion. On December 6, 2013, CMU filed a motion to permit registration of judgment and a motion for supplemental relief including a request to enjoin future share repurchases, any leveraged buyout or similar asset leveraging transaction, and dividends (including the dividend scheduled for December 23, 2013), in the absence of a court approved bond or other security. On December 23, 2013, the District Court denied the motions. On January 8, 2014, CMU filed a motion for telephonic status conference, which was denied on January 28, 2014. On January 14, 2014, the District Court denied the Company’s post-trial motion on laches. On March 31, 2014, the District Court rejected CMU’s motion for an injunction. The District Court also denied CMU’s request for pre-judgment interest, and substantially scaled back CMU’s request for enhanced damages. Based on these decisions, the District Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the District Court entered final judgment, from which the Company filed a notice of appeal on May 14, 2014. The Company filed its opening appeal brief on August 4, 2014. CMU filed its opposition brief on October 20, 2014 and the Company filed its reply brief on November 20, 2014. The District Court has required the Company to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through November 1, 2014 could be as much as $350 million. The Company has secured certain surety bonds for the duration of the appeal to stay execution of judgment pending the appeal. See “—Surety Bond.”

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

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the District Court issued an order granting the defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California; the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. The court issued a first claim construction ruling on January 31, 2012 and a supplemental claim construction ruling on August 29, 2012. On August 16, 2013, the District Court granted defendants’ summary judgment motion to preclude the plaintiff from recovering certain pre-suit damages. On November 7, 2014, on summary judgment, the District Court found that all the patents-in-suit were either invalid or not infringed.

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

All the parties involved in the three cases reached settlement in August 2014 and the three cases were dismissed with prejudice. The settlement did not have a significant impact on the Company’s financial statements.

Azure Networks Litigation. On March 22, 2011, Azure Networks, LLC and Tri-County Excelsior Foundation filed suit in the U.S. District Court for the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On November 2, 2012, MSI and the other defendants filed a motion for summary judgment of invalidity, which was denied. A claim construction hearing was held on December 20, 2012. On January 15, 2013, the magistrate judge issued a claim construction ruling. On May 20, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate judge’s claim construction ruling. On May 30, 2013, the District Court entered a judgment of non-infringement. On June 24, 2013, Azure appealed, and the appeal has been briefed. Oral argument before a Federal Circuit panel was held on April 11, 2014. On November 6, 2014, the Federal Circuit issued an order vacating the judgment of non-infringement and remanding for further proceedings.

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

France Telecom Litigation. On June 26, 2012, France Telecom S.A. filed a complaint against MSI in the U.S. District Court for the Southern District of New York. The complaint asserts U.S. Patent No.5,446,747 against MSI’s communications processors and thin modems. The complaint seeks unspecified damages as well as injunctive relief. MSI answered the complaint on July 18, 2012 and August 1, 2012. On July 30, 2012, MSI filed a motion to transfer the lawsuit to the U.S. District Court for the Northern District of California. On September 17, 2012, the Court granted MSI’s motion and transferred the case to the Northern District of California. A claim construction hearing was held on December 13, 2013. On April 14, 2014, the Court denied MSI’s motion for summary judgment of invalidity, and granted MSI’s summary judgment motion concerning certain damages preclusion. A jury trial began on September 17, 2014. On September 30, 2014, a jury delivered a verdict that found the patent in suit was literally, but not willfully, infringed and valid, and awarded damages. The award did not have a significant impact on the Company’s financial statements. A hearing for post-trial motions and non-jury issues is scheduled to take place on January 14, 2015.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Voss Litigation and Consolidated Cases. On April 7, 2014, Lee Voss (“Voss”) filed an action asserting putative class action claims on behalf of the Company’s shareholders and derivative claims ostensibly on behalf of the Company in the United States District Court for the Northern District of California, San Jose Division. The complaint alleges that certain officers and directors of the Company breached their fiduciary duties by causing or allowing the Company to engage in the purported willful infringement of certain patents asserted against it in litigation by CMU and by failing to institute adequate internal controls, resulting in an adverse verdict. Additionally, the complaint alleges unjust enrichment and a breach of the duty of honest services by three of the officers. The Company is named as a nominal defendant. Voss requests damages and restitution in unspecified amounts, equitable and/or injunctive relief, and the costs and fees of bringing the action. On June 2, 2014, Sebastiano D’Arrigo filed a second, nearly identical complaint in the same court, which was consolidated with the Voss action. On June 13, 2014, James and Marie DiBiase filed a third, nearly identical complaint in the Superior Court for the County of Santa Clara Superior Court, which was removed to the United States District Court for the Northern District of California, San Jose Division and consolidated with the Voss action. The plaintiffs filed an amended consolidated complaint on August 15, 2014. The Company and the defendant officers and directors filed a motion to dismiss the amended consolidated complaint on September 4, 2014, which the plaintiffs opposed on October 30, 2014. The defendants’ filed their reply brief on November 25, 2014. The Court has scheduled a hearing on the defendants’ motion to dismiss for January 22, 2015. The action is in the preliminary stages and the Court has permitted only limited discovery.

Bandspeed Litigation. On May 9, 2014, Bandspeed, Inc. filed suit against MSI, alleging infringement of U.S. Patent Nos. 7,027,418; 7,570,614; 7,477,624; 7,903,608; 8,542,643, purportedly related to certain Bluetooth technology. The complaint seeks unspecified damages. A claim construction hearing is currently scheduled for July 24, 2015.

SOTA Litigation. On October 24, 2014, SOTA Semiconductor LLC filed suit against MSI, alleging infringement of U.S. Patent Nos. 5,991,545 and 6,643,713, purportedly related to certain processor technology. The complaint seeks unspecified damages.

Surety Bond

On May 14, 2014, the Company filed a Notice of Appeal to appeal the final judgment issued by the District Court in the CMU litigation. In order to stay the execution of the final judgment pending its appeal, the Company filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. If the judgment is affirmed after the completion of all appellate proceedings, and the Company does not thereafter fully satisfy the judgment within thirty days, the sureties are obligated under the bond to make payment to CMU. In support of the bond, the Company entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash is considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. The indemnity agreements will remain outstanding for as long as the underlying bond remains outstanding.

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through November 1, 2014 could be as much as $350 million. On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $147 million at November 1, 2014. We and CMU have agreed that the second bond and commitment satisfy the security for ongoing royalties while the appeal is pending.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11. Shareholders’ Equity

Stock Plans

Activity under the Company’s stock option plans is included in the following table (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at February 1, 2014	49,156	$13.40	2,623	$15.43	51,779	$13.51
Granted	6,177	$15.35	—	$—	6,177	$15.35
Exercised	(3,052)	$10.44	—	$—	(3,052)	$10.44
Canceled/Forfeited	(3,896)	$14.73	(388)	$15.43	(4,284)	$14.79

Balance at November 1, 2014	48,385	$13.73	2,235	$15.43	50,620	$13.81

Vested or expected to vest at November 1, 2014	45,280	$13.79

Exercisable at November 1, 2014	23,453	$15.15

For time-based stock options vested and expected to vest at November 1, 2014, the aggregate intrinsic value was $72.9 million and the weighted average remaining contractual term was 6.0 years. For time-based stock options exercisable at November 1, 2014, the aggregate intrinsic value was $36.3 million and the weighted average remaining contractual term was 3.7 years. The aggregate intrinsic value of stock options exercised during the three months ended November 1, 2014 and November 2, 2013 was $1.5 million and $5.6 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended November 1, 2014 and November 2, 2013 was $15.1 million and $21.7 million, respectively. There was no aggregate intrinsic value for market-based stock options at November 1, 2014 and the weighted average remaining contractual term of market-based stock options expected to reach the end of the vesting period at November 1, 2014 was 6.5 years. The Company’s closing stock price of $13.44 as reported on the NASDAQ Global Select Market for all in-the-money options as of October 31, 2014 was used to calculate the aggregate intrinsic value.

As of November 1, 2014, the unamortized compensation expense for time-based stock options was $60.3 million and market-based stock options were fully amortized in fiscal 2014. The unamortized compensation expense for time-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 2.5 years.

Activity related to the non-vested portion of the restricted stock units is included in the following table (in thousands, except for share prices):

	Time-Based		Performance-Based			Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value		Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 1, 2014	11,254	$14.11	100	$10.52		11,354	$14.08
Granted	5,435	$15.23	1,277 *	$14.98	*	6,712	$15.18
Vested	(5,652)	$13.95	(3)	$10.52		(5,655)	$13.95
Canceled/Forfeited	(908)	$14.25	(110)	$10.96		(1,018)	$13.89

Balance at November 1, 2014	10,129	$14.82	1,264	$14.99		11,393	$14.84

*	Amounts represent the target number of restricted stock units at grant date. For awards granted to our executive officers, up to 200% of the target restricted stock units may vest if the maximum level for financial and strategic goals is achieved.

The Company grants performance-based restricted stock units (“PSUs”) to certain members of senior management. Pursuant to the PSUs, each eligible employee is entitled to vest in a certain number of shares based on such employee’s achievement of individual financial and strategic performance goals for fiscal 2015, including, for example, net revenue and operating expense targets, and other individual strategic milestones. The actual number of shares that will vest for each eligible employee based on the achievement of such performance goals will be determined at the end of fiscal 2015 and will vest over two years, with 50% vesting on April 1, 2015 and 50% on April 1, 2016. The Company recognizes expenses associated with the PSUs when it becomes probable that the performance conditions will be met. Once it becomes probable that a PSU will vest, the Company recognizes compensation expense equal to the number of shares multiplied by the fair value of the related shares measured at the grant date.

The aggregate intrinsic value of restricted stock units expected to vest as of November 1, 2014 was $140.6 million. The number of restricted stock units that are expected to vest is 10.5 million shares.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of November 1, 2014, unamortized compensation expense related to restricted stock units was $99.1 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.6 years.

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

Employee Stock Purchase Plan

During the three months ended November 1, 2014 and November 2, 2013, the Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). A total of 5.2 million shares were issued at a weighted average price of $7.58 per share in the nine months ended November 1, 2014 and a total of 5.0 million shares were issued at a weighted average price of $7.34 per share in the nine months ended November 2, 2013 under the ESPP. As of November 1, 2014, there was $6.1 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

The Company repurchased 3.7 million of its common shares for $45.0 million during the three and nine months ended November 1, 2014. During the three and nine months ended November 2, 2013, the Company repurchased 6.1 million of its common shares for $71.3 million in cash and 33.2 million of its common shares for $354.1 million, respectively. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. As of November 1, 2014, a total of 220.5 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.8 billion in cash and there was $213.4 million remaining available for future share repurchases.

Dividends

The Company paid the following cash dividends:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Cash dividend per share	$0.06	$0.06	$0.18	$0.18

Total payment to shareholders (in thousands)	$30,867	$29,516	$91,859	$89,560

On November 20, 2014, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on December 29, 2014 to shareholders of record as of December 11, 2014.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Cost of goods sold	$1,934	$2,531	$5,966	$6,266
Research and development	24,198	30,084	68,842	82,345
Selling and marketing	2,855	3,738	8,400	10,778
General and administrative	5,307	6,848	16,075	18,416

	$34,294	$43,201	$99,283	$117,805

Share-based compensation capitalized in inventory was $1.5 million at November 1, 2014 and $1.7 million at February 1, 2014.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Time-based Stock Options:
Weighted average fair value	$3.43	$3.91	$4.35	$3.42
Expected volatility	34%	42%	35%	45%
Expected term (in years)	5.0	5.0	5.0	5.0
Risk-free interest rate	1.7%	1.5%	1.6%	0.8%
Expected dividend yield	1.8%	2.0%	1.6%	2.4%

	Nine Months Ended
	November 1,	November 2,
	2014	2013
Employee Stock Purchase Plan:
Estimated fair value	$4.13	$3.45
Volatility	32%	40%
Expected term (in years)	1.3	1.3
Risk-free interest rate	0.2%	0.2%
Dividend yield	1.6%	2.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” “will” and similar expressions identify such forward-looking statements. Examples of forward-looking statements include statements regarding:

•	our anticipation that the rate of new orders and shipments may vary significantly from quarter to quarter;

•	market acceptance of our products using our innovative solutions;

•	sustained investments leading to new growth opportunities;

•	our expectations about industry trends;

•	future growth of our customer’s products, including the timing of any launches, in particular, consumer electronics such as gaming consoles, personal computers and smartphones;

•	increased competition in the semiconductor industry;

•	the pricing of our products;

•	future customer concentration;

•	net revenue, cost of goods sold as a percentage of revenue and operating expenses for future periods;

•	the impact of legal proceedings and claims;

•	our ability to meet our capital needs for at least the next 12 months;

•

future growth opportunities and our expectations for such opportunities in particular markets such as mobile handsets, tablets, connectivity, smart home devices and solid state drive (“SSD”) controllers;

•	the effect of recent accounting pronouncements and changes in taxation rules, or any potential new tax audits;

•	the effectiveness of our hedges of foreign currency exposures;

•	our plans regarding our investment portfolio;

•	our expectation that quarterly operating results will fluctuate from quarter to quarter;

•	the general economic environment;

•	arrangements with suppliers;

•	our ability to develop and introduce new products and achieve market acceptance of our products;

•	the timing of introductions of any new products and expectations regarding revenue generation;

•	demand for our products and the impact of seasonality on demand;

•	the implementation and improvement of operational and financial systems, as well as the implementation of additional procedures and other internal management systems;

•	gross margin and the events that may cause gross margin to fluctuate;

•	the transition of our semiconductor products to increasingly smaller line width geometries;

•	our operations and sales outside of the United States, including future sales in Asia; and

•	the anticipated features and benefits of our technology solutions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	the intensely competitive semiconductor market in which we operate;

•	our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical and intensely competitive;

•	the outcome of pending or future litigation and legal proceedings, including our patent litigation action involving Carnegie Mellon University;

•	our dependence on a small number of customers;

•	our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our ability to estimate customer demand and future sales accurately, including the impact of lengthy and expensive product sales cycles;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	the impact of international conflict and continued economic volatility in either domestic, foreign or global markets;

•	our ability to transition to smaller geometry process technologies or higher levels of design integration;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States, including potential exposure to foreign currency fluctuations;

•	the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy;

•	our success in integrating businesses we acquire and the impact such acquisitions may have on our operating results;

•	our ability to protect our intellectual property; and

•	the impact and costs associated with changes in and compliance with various state, federal and international laws and regulations.

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

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex Systems-on-a-Chip (“SoC”) devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of our product portfolio leverages the ARM technology portfolio. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, mobile handsets, connectivity and other consumer electronics. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. As a fabless integrated circuit company, we rely on independent, third party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products and significantly reduces the amount of capital we need to invest in manufacturing products.

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

Results of Operations

Net revenue for the three months ended November 1, 2014 was slightly down by less than a percent compared to the three months ended November 2, 2013 and down by 3% on a sequential basis compared to the three months ended August 2, 2014 due to lower revenue in the mobile and wireless end markets as the ramp of open market smartphones as opposed to the initial “carrier driven” models was faster than anticipated. Net revenue for the nine months ended November 2, 2014 was higher by 15%, led by growth in the mobile and wireless end markets during the first half of fiscal 2014, together with stable year over year growth in the storage market. Our future growth is expected to be driven by areas such as mobile handsets, tablets, connectivity, smart home devices and SSD controllers.

•

In the mobile market, we continued to make steady progress with our LTE solutions. Our focus was initially on the LTE market in China where we have seen more OEM partners start new 4G LTE smartphone, tablet and mobile broadband device projects with our chipsets. We are also expanding into multiple geographies and have recently seen good expansion of our 4G LTE products outside of China with a leading OEM launching our LTE solution in the European market. In this quarter, Samsung launched the new Galaxy Mini 4G smartphone and its multi-mode LTE mobile hotspot. We recently introduced two new products, our quad-core 64-bit ARMANDA Mobile PXA 1908 platform and our octa-core 64-bit ARMADA Mobile PXA 1936. We expect many of our tier-1 customers in Korea and China to introduce smartphones using these solutions. Despite the positive steps, the ramp of open market smartphones as opposed to the initial “carrier driven” models was faster than anticipated. We are accelerating the introduction of our turn-key LTE platforms including board layout and software to target the open market in China. With the expansion of our LTE solutions to markets outside of China, we will subsequently attempt to bring our turn-key platforms to those markets as well.

•

In the wireless connectivity market, our 4x4 11ac devices have significant market share in carrier grade access point supporting tier-1 customers like Cisco Systems, Inc. We believe we are well positioned to further expand into high-performance 4x4 MIMO product categories in both retail and service provider gateways with more devices in the pipeline for launch next year. Our wireless connectivity solutions are being used in new game consoles with leading solutions at both Microsoft and Sony. We are seeing new opportunities for our connectivity solutions across multiple market segments. Our WiFi and Zigbee devices are gaining strong adoption in the fast-growing Internet of Things (“IoT”) end market. Our EZ-Connect wireless microcontrollers have been well received and we have a strong design pipeline across a broad range of applications including, lighting, appliances, home automation and other smart home and commercial IoT applications across China and North American regions. We are an early partner in Apple’s HomeKit and we have several tier-1 customers designing HomeKit products using our EZ-Connect microcontrollers. In the video business, we saw expansion of Google Chromecast in European, South American and Asian markets. On the service provider side of the video business, a leading service provider in Korea launched their 4K platform using our ARMADA 1500 device and we expect several other service providers to start shipping their own version of Internet Protocol television and over-the-top hybrid set-top boxes using our ARMADA 1500 family of video SoC in the near future.

•

In the storage market, we continued to execute well and the overall industry appears to have stabilized. Our revenue has continued to grow within the SSD market and our strategy of partnering with top tier OEMs has resulted in excellent traction for our advanced SSD solutions. Earlier this fiscal year, we announced multiple new products including our 5th generation SATA product with LDPC technology to support 3D NAND, as well as 15nm 2D NAND, and a low-cost PCIe-based SSD solution priced similar to our SATA solution but with much higher performance. We continue to gain traction with our SATA SSD controller and are starting to see increased adoption of our PCIe SSD controller. We are also on track to introduce multiple embedded SSD products for the mobile market and expect to generate revenues from these products in fiscal 2015. Within the hard disk drive (“HDD”) market, we continue to experience strong demand for our 500 gigabyte per platter products. We have continued to see increased demand for our products used in enterprise drives at a top North America-based HDD customer. In addition, we are continuing to accelerate our investment in next generation HDD technologies. We believe all of these efforts will allow us to further increase our share and solidify our leadership position in the market over the next few years.

•

In the networking market, we recently introduced the Questflo product line of network search engines that broadens our growing networking product portfolio. Today’s traditional TCAM-based solutions are unable to address future scaling requirements and multiple customers are actively engaged with us for next generation solutions. Our SRAM-based Questflo products are targeted for carrier customers and increase capacity using less power delivering better performance-power metrics compared to competitors. Design win momentum continues with new programs that cover low-end fixed solutions to high-end modular platforms in the enterprise and service provider markets, driving new opportunities with our latest family of network processing solutions.

Our cost of goods sold as a percentage of net revenue for the three months ended November 1, 2014 was lower compared to the three months ended November 2, 2013, but was higher for the nine months ended November 1, 2014 compared to the nine months ended November 2, 2013. As we expand our presence and grow revenue in the mobile and wireless end markets, we expect our gross margin to face downward pressure, as these end markets generally have lower average gross margins than the rest of our business. However, we expect this growth will result in improvement to total gross margin dollars and operating profit. In addition, we are focused on efforts to improve both aspects of our gross profit, including through cost improvement and pricing.

Our financial position is strong and we continue to generate significant positive cash flows. Our cash, cash equivalents and short-term investments were $2.4 billion at November 1, 2014 and we generated cash flow from operations of $586.7 million during the first nine months of fiscal 2015. We paid a cash dividend of $0.06 per share for a total of $30.9 million in the third quarter of fiscal 2015 and we recently announced a dividend of $0.06 per share to be paid during the fourth quarter of fiscal 2015. In addition, we repurchased 3.7 million of our common shares for $45.0 million in the third quarter of fiscal 2015.

We are currently involved in a patent litigation action with Carnegie Mellon University (“CMU”) (See “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q and “Note 10 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of the risks associated with this matter and other patent litigation matters). A jury has awarded past damages of $1.17 billion, and the Court calculated damages, including enhancement, to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through November 1, 2014 could be as much as $350 million. On May 7, 2014, the District Court entered final judgment and on May 14, 2014, we filed a notice of appeal. We have secured certain surety bonds for the duration of the appeal to stay execution of judgment pending the appeal. See “Note 10 – Commitments and Contingencies – Surety Bonds” in the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of these surety bonds. We filed our opening appeal brief on August 4, 2014. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology.

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	48.9	49.9	50.1	48.0
Research and development	31.0	31.8	30.8	35.1
Selling and marketing	3.7	4.0	3.7	4.7
General and administrative	3.6	2.9	3.4	3.2
Amortization and write-off of acquired intangible assets	0.4	1.2	0.5	1.3

Total operating costs and expenses	87.6	89.8	88.5	92.3

Operating income	12.4	10.2	11.5	7.7
Interest and other income, net	0.5	0.2	0.7	0.5

Income before income taxes	12.9	10.4	12.2	8.2
Provision (benefit) for income taxes	0.5	(0.7)	(0.2)	(0.6)

Net income	12.4%	11.1%	12.4%	8.8%

Three and nine months ended November 1, 2014 and November 2, 2013

Net Revenue

	Three Months Ended			Nine Months Ended
	November 1,	November 2,	%	November 1,	November 2,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Net revenue	$930,136	$931,226	(0.1)%	$2,849,511	$2,472,651	15.2%

Net revenue for the three months ended November 1, 2014 slightly decreased by $1.1 million compared to the three months ended November 2, 2013 mainly due to lower sales of our mobile and wireless products that were affected by weaker overall demand for smartphones despite higher SSD revenue. Net revenue for the nine months ended November 1, 2014 increased by $376.9 million over the nine months ended November 2, 2013. The increase was led by sales of our mobile and wireless products, particularly in the first half of fiscal 2015, where we saw strong growth from multiple customers who have launched their 4G LTE smartphones based on our solutions. Sales of our 3G products in the nine months ended November 1, 2014 were also higher compared to the nine months ended November 2, 2013. In our storage market, we saw higher HDD revenue, which was mostly driven by continued growth for our 500 gigabyte per platter products and increased demand for our products used in enterprise drives at a top North America based HDD customer. In addition, revenue for SSD controllers increased significantly compared to the prior year. Our networking revenue was higher in the three and nine months ended November 1, 2014 compared to the three and nine months ended November 3, 2013 from strong demand for enterprise switches and routers.

We currently expect overall net revenue for the three months ending January 31, 2015 to be in the range of $880 million to $900 million. We expect revenue from our storage, and mobile and wireless end markets to decrease slightly while sales from networking customers is anticipated to be flat to slightly up.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. We had two end customers who each represented greater than 10% of our total net revenue for the three and nine months ended November 1, 2014 and November 2, 2013. Net revenue from one of these two customers was 20% and 19% of total net revenue for the three and nine months ended November 1, 2014, respectively, compared to 21% and 24% for the three and nine months ended November 2, 2013, respectively. Net revenue from the other customer was 14% and 12% of total net revenue for the three and nine months ended November 1, 2014, respectively, compared to 12% for each of the three and nine months ended November 2, 2013. We also had net revenue from one distributor of 10% and 11% of total net revenue for the three and nine months ended November 1, 2014. No distributors accounted for more than 10% of our net revenue for the three and nine months ended November 2, 2013. We expect to continue to experience similar customer concentration in future periods.

Most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers located in Asia represented 97% and 96% of our net revenue for the three and nine months ended November 1, 2014 compared to 96% and 95% of our net revenue for the three and nine months ended November 2, 2013. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	November 1,	November 2,	%	November 1,	November 2,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Cost of goods sold	$454,974	$464,981	(2.2)%	$1,426,575	$1,186,478	20.2%
% of net revenue	48.9%	49.9%		50.1%	48.0%

Cost of goods sold as a percentage of net revenue was lower for the three months ended November 1, 2014 due to the decline in revenue from our mobile and wireless products which have higher average cost of goods sold as a percentage of revenue. Cost of goods sold as a percentage of net revenue was higher in the nine months ended November 1, 2014 compared to the nine months ended November 2, 2013 due to a shift in the mix of our revenue, particularly in the first half of fiscal 2015, towards our mobile and wireless products which have a higher average cost of goods sold as a percentage of revenue. In addition, we also had higher inventory write downs and increased royalty expense in the nine months ended November 1, 2014. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending January 31, 2015 to be slightly higher compared to the three months ended November 1, 2014.

Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
	(in thousands)
Cost of goods sold	$1,934	$2,531	$5,966	$6,266
Research and development	24,198	30,084	68,842	82,345
Selling and marketing	2,855	3,738	8,400	10,778
General and administrative	5,307	6,848	16,075	18,416

	$34,294	$43,201	$99,283	$117,805

Share-based compensation expense decreased by $8.9 million and $18.5 million for the three and nine months ended November 1, 2014, respectively, compared to the three and nine months ended November 2, 2013. The decrease was primarily due to lower expense related to the employee stock purchase plan. In addition, the reversal of previously recognized expense associated with unvested equity awards that were cancelled as a result of the resignation in February 2014 of our former Chief Technology Officer reduced the fiscal 2015 share-based compensation expense. These decreases were partially offset by new grants of performance-based awards in fiscal 2015 to members of senior management and in April 2014 to our executive officers.

Restructuring

	Three Months Ended		Nine Months Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
	(in thousands)
Research and development	$87	$2,886	$5,181	$2,886
Selling and marketing	—	795	—	795
General and administrative	1,115	527	1,844	933
Write-off of acquired intangible assets	—	—	3,386	—

	$1,202	$4,208	$10,411	$4,614

We recorded a total $1.2 million and $10.4 million restructuring charge in the three and nine months ended November 1, 2014, respectively. The charge included severance costs and other exit-related costs primarily associated with facility closures (see “Note 8 – Restructuring” in the Notes to Unaudited Condensed Consolidated Financial Statements). In addition, the charge in the nine months ended November 1, 2014, included $3.4 million to write off an acquired intangible asset.

Research and Development

	Three Months Ended			Nine Months Ended
	November 1,	November 2,	%	November 1,	November 2,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Research and development	$288,435	$296,291	(2.7)%	$878,562	$867,985	1.2%
% of net revenue	31.0%	31.8%		30.8%	35.1%

Research and development expense decreased by $7.9 million for the three months ended November 1, 2014 compared to the three months ended November 2, 2013. The decrease was primarily attributable to a reduction in overall project costs of $4.9 million as research and development spending was closely monitored to improve efficiencies. Additionally, there were restructuring charges of $2.9 million included in the three months ended November 2, 2013 compared to $0.1 million in the three months ended November 1, 2014. For the nine months ended November 1, 2014 compared to the nine months ended November 2, 2013, research and development expense increased by $10.6 million. The increase was primarily attributable to $25.0 million of higher personnel-related costs associated with an increase in average annual employee compensation, higher average headcount and lower share-based compensation combined with $3.6 million of higher depreciation and amortization expenses. These increases were offset by $21.9 million of lower costs primarily for non-recurring engineering services due to higher reimbursement from our customers. In addition, there was $5.2 million of restructuring and other exit-related costs included in research and development expense for the nine months ended November 1, 2014 compared to $2.9 million for the nine months ended November 2, 2013, which is further described in the restructuring section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	November 1,	November 2,	%	November 1,	November 2,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Selling and marketing	$34,410	$37,496	(8.2)%	$106,717	$116,033	(8.0)%
% of net revenue	3.7%	4.0%		3.7%	4.7%

Selling and marketing expense decreased by $3.1 million and $9.3 million for the three and nine months ended November 1, 2014, respectively, compared to the three and nine months ended November 2, 2013. The decrease was primarily attributable to lower personnel-related costs of $3.0 million and $6.4 million for the three and nine months ended November 1, 2014, respectively, as a result of lower headcount. In addition, selling and marketing expense for the nine months ended November 1, 2014 included a $1.9 million decrease in expenses for marketing communication activities as a result of our efforts to control discretionary spending.

General and Administrative

	Three Months Ended			Nine Months Ended
	November 1,	November 2,	%	November 1,	November 2,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
General and administrative	$33,473	$26,589	25.9%	$95,379	$80,104	19.1%
% of net revenue	3.6%	2.9%		3.4%	3.2%

General and administrative expense increased by $6.9 million and $15.3 million for the three and nine months ended November 1, 2014, respectively, compared to the three and nine months ended November 2, 2013. This increase was due primarily to higher legal expenses of $4.3 million and $6.5 million for the three and nine months ended November 1, 2014, respectively. In addition, there was $2.3 million and $4.5 million of costs associated with the surety bond to appeal the Carnegie Mellon University judgment included in general and administrative expense for the three and nine months ended November 1, 2014, respectively. General and administrative expense for the nine months ended November 1, 2014 also included the affect of higher average annual employee compensation.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	November 1,	November 2,	%	November 1,	November 2,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$3,304	$10,645	(69.0)%	$13,297	$31,969	(58.4)%
% of net revenue	0.4%	1.2%		0.5%	1.3%

Amortization and write-off of acquired intangible assets decreased by $7.3 million and $18.7 million for the three and nine months ended November 1, 2014, respectively, compared to the three and nine months ended November 2, 2013. The decrease was due to a reduction in amortization expense as certain intangible assets have become fully amortized. The decrease in amortization expense for the nine months ended November 1, 2014 was partially offset by a charge to write off $3.4 million of in-process research and development upon our decision to discontinue the related project.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	November 1,	November 2,	%	November 1,	November 2,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Interest and other income, net	$4,764	$1,536	210.2%	$18,952	$12,949	46.4%
% of net revenue	0.5%	0.2%		0.7%	0.5%

Interest and other income, net, increased for both the three and nine months ended November 1, 2014 compared to the three and nine months ended November 2, 2013. The increase in the three months ended November 1, 2014 were primarily due to recognition of foreign currency gains from the revaluation of our foreign currency denominated tax liabilities as the U.S. dollar strengthened during the three months ended November 2, 2014 compared to the three months ended November 2, 2013.

Interest and other income, net, for the nine months ended November 1, 2014 included a gain from the sale of an investment of $8.8 million. The gain more than offset decreases in interest and other income, net, which were primarily due to recognition of foreign currency losses from the revaluation of our foreign currency denominated tax liabilities as the U.S. dollar weakened over the nine months ended November 1, 2014 compared to the nine months ended November 2, 2013.

Provision (benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	November 1,	November 2,	%	November 1,	November 2,	%
	2014	2013	Change	2014	2013	Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$5,000	$(6,396)	(178.2)%	$(5,720)	$(15,160)	(62.3)%
% of net revenue	0.5%	(0.7)%		(0.2)%	(0.6)%

We had an effective tax rate of 4.2% in the three months ended November 1, 2014, whereas we have an income tax benefit of 1.6% in the nine months ended November 1, 2014. Our income tax provision for the three months ended November 1, 2014 included the current income tax liability of $4.5 million and a $0.9 million increase in unrecognized tax benefits from interest on unrecognized tax benefits in non-U.S. jurisdictions, which was partially offset by a $0.4 million tax benefit due to a return-to-provision adjustment upon the filing of a tax return in a non-U.S. jurisdiction. The income tax benefit for the nine months ended November 1, 2014 included the current income tax liability of $15.1 million which was offset by tax benefits of $8.9 million from a net reduction in unrecognized tax benefits, $11.5 million from an increase in the net deferred tax assets because of the tax rate change in Singapore and $0.4 million from a return-to-provision adjustment upon the filing of a tax return in a non-U.S. jurisdiction. The net reduction in unrecognized tax benefits arose from the release of $13.2 million due to the expiration of statutes of limitation, which was reduced by a $4.3 million increase in current unrecognized tax benefit estimates in various non-U.S. jurisdictions.

We had an income tax benefit in the three and nine months ended November 2, 2013, and our effective tax benefit was 6.6% and 7.5%, respectively. The income tax benefit for the three months ended November 2, 2013 included the current income tax liability of $4.3 million, which was offset by a net reduction in unrecognized tax benefits of $7.3 million, a $2.5 million tax benefit due to return-to-provision adjustments upon the filing of tax returns and a $0.9 million tax benefit from an increase in the deferred tax asset of a non-U.S. entity due to a change in its statutory tax rate. The net reduction in unrecognized tax benefits primarily arose from the expiration of the statute of limitations. The income tax benefit for the nine months ended November 2, 2013 included the current income tax liability of $11.3 million plus $0.7 million in settlements of audits in non-U.S. jurisdictions, which were offset by a net reduction in unrecognized tax benefits of $23.8 million, a $2.5 million tax benefit due to return-to-provision adjustments upon filing of tax returns in three months ended November 2, 2013 and a $0.9 million tax benefit from an increase in the deferred tax asset of a non-U.S. entity due to a change in its statutory tax rate in the three months ended November 2, 2013. The net reduction in unrecognized tax benefits primarily arose from the expiration of statute of limitations in non-U.S. jurisdictions and from the settlement of two audits in non-U.S. jurisdictions (one for $3.5 million and the other for $4.1 million), less an increase in current unrecognized tax estimates.

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

We operate under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $1.8 million and $12.3 million for the three and nine months ended November 1, 2014, respectively, and $5.7 million and $14.9 million for the three and nine months ended November 2, 2013, respectively. The benefit of the tax incentives on net income per share was less than $0.01 per share for the three months ended November 1, 2014 and $0.02 per share for the nine months ended November 1, 2014, compared to $0.01 per share for the three months ended November 2, 2013 and $0.03 per share for the nine months ended November 2, 2013.

Liquidity and Capital Resources

Our principal source of liquidity as of November 1, 2014 consisted of approximately $2.4 billion of cash, cash equivalents and short-term investments, of which approximately $900 million was held by foreign subsidiaries (outside Bermuda). Approximately $500 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $150 million. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations. Specifically, with respect to the CMU litigation, a jury has awarded past damages of $1.17 billion, and CMU has sought pre-judgment interest, post-judgment interest, attorneys’ fees, and an injunction and/or ongoing royalties. Based on a series of post-trial rulings, the District Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through November 1, 2014 could be as much as $350 million. If we are required to further secure all or some additional portion of ongoing royalties, we may be required to post cash or other Company assets as collateral. On May 7, 2014, the District Court entered final judgment and on May 14, 2014 we filed a notice of appeal and posted a bond to stay execution of judgment pending the appeal. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology. See the section entitled “Off-Balance Sheet Arrangements” below for a discussion of the effects on liquidity from the CMU litigation.

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

On November 20, 2014, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on December 29, 2014 to shareholders of record as of December 11, 2014.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $586.7 million for the nine months ended November 1, 2014. The cash inflows from operations for the nine months ended November 1, 2014 were due to $535.2 million of net income adjusted for non-cash items and a positive effect from changes in working capital of $51.5 million. The cash inflow from working capital for the nine months ended November 1, 2014 was primarily driven by increases in accounts payable due to higher production activity and accrued employee compensation from higher variable compensation, combined with a decrease in accounts receivable due to lower revenue levels toward the end of the quarter contributed to the positive effect from changes in working capital.

Net cash provided by operating activities was $347.6 million for the nine months ended November 2, 2013. The cash inflows from operations for the nine months ended November 2, 2013 were primarily due to $450.5 million of net income adjusted for non-cash items, offset by working capital changes of $102.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $270.0 million for the nine months ended November 1, 2014 compared to net cash provided by investing activities of $82.1 million for the nine months ended November 2, 2013. For the nine months ended November 1, 2014, net cash used in investing activities was primarily due to payment of $48.6 million for the purchase of property and equipment, and $14.5 million for the purchase of technology licenses. In addition to these payments, net cash used in investing activities for the nine months ended November 1, 2014 included net cash outflows from purchases of available-for-sales securities of $784.3 million less the sales and maturities of available-for-sale securities of $578.1 million.

Net cash provided by investing activities for the nine months ended November 2, 2013 was primarily generated from the sales and maturities of available-for-sale securities of $845.5 million less purchases of available-for-sale securities of $691.7 million, $53.3 million for the purchase of property and equipment and $14.0 million for the purchase of technology licenses.

Net Cash Used in Financing Activities

Net cash used in financing activities was $98.5 million for the nine months ended November 1, 2014 compared to net cash used in financing activities of $385.2 million for the nine months ended November 2, 2013. For the nine months ended November 1, 2014, net cash used in financing activities was primarily attributable to payments of our quarterly dividends of $91.9 million. Net cash used in financing activities for the nine months ended November 1, 2014 was also attributable to repurchases under our share repurchase program. Adjusted for repurchases made within the final three days of the period that were accrued but not yet paid due to the standard three-day settlement period, we paid $43.8 million to repurchases shares during the nine months ended November 1, 2014. The cash outflow was partially offset by net proceeds of $45.7 million from the issuance of our common shares under our share-based plans less the payment for minimum tax withholding on behalf of employees for net share settlements.

Net cash used in financing activities for the nine months ended November 2, 2013 was primarily attributable to repurchases under our share repurchase program. We paid $376.3 million to repurchase shares during the nine months ended November 2, 2013. We also made payments of our quarterly dividends of $89.6 million. The cash outflow was partially offset by net proceeds of $86.9 million from the issuance of our common shares under our share-based plans less the minimum tax withholding on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

On May 14, 2014, we filed a Notice of Appeal to appeal the final judgment issued by the District Court in the CMU litigation. In order to stay the execution of the final judgment pending its appeal, we filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. If the judgment is affirmed after the completion of all appellate proceedings, and we do not thereafter fully satisfy the judgment within thirty days, the sureties are obligated under the bond to make payment to CMU. In support of the bond, we entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash is considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. The indemnity agreements will remain outstanding for as long as the underlying bond remains outstanding. See also “Note 10 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of this matter.

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through November 1, 2014 could be as much as $350 million. On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $147 million at November 1, 2014. We and CMU have agreed that the second bond and commitment satisfy the security for ongoing royalties while the appeal is pending.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 1, 2014, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We presented our contractual obligations at February 1, 2014 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended November 1, 2014, other than as noted under the section entitled “Off-Balance Sheet Arrangements” above.

Indemnification Obligations

See Note 10 – Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of November 1, 2014. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of November 1, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $17.4 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of November 1, 2014, our investment portfolio included $12.5 million in par value of auction rate securities classified as long-term investments. Although these securities have continued to pay interest, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of these auction rate securities as of November 1, 2014 was $2.4 million less than par value.

Based on our balance of approximately $2.4 billion in cash, cash equivalents and short-term investments, and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value and do not have the intent to sell these auction rate securities until recovery. Since we consider the impairment to be temporary, we recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $9.3 million at November 1, 2014, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 1, 2014, our disclosure controls and procedures were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 30, 2011 through November 1, 2014, our common shares traded as low as $6.98 and as high as $20.42 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

The semiconductor industry and specifically the mobile and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. This has especially intensified as semiconductor companies have begun to offer more integrated platforms. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing and expect we will continue to face significant competition in the LTE market. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of this trend to platform integration. Additionally, customer expectations and requirements in such areas as the need for turnkey solutions has been evolving rapidly and some of our competitors may be better situated to meet potential customer needs. As competition in the markets in which we operate continues to increase, our revenues and gross margins may decline. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the mobile and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

In addition, semiconductor providers have experienced consolidation over the past several years. For example, Broadcom Corporation acquired NetLogic Microsystems in February 2011, Qualcomm Inc. acquired Atheros Communications Inc. in May 2011, Texas Instruments Incorporated acquired National Semiconductor in September 2011 and Avago Technologies Limited (“Avago”) acquired LSI Corporation (“LSI”) in May 2014. Other pending transactions may further consolidate competition in our industry. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

We are currently involved in a patent litigation action involving Carnegie Mellon University, and, if we do not prevail on appeal of the district court judgment, we could be liable for substantial damages.

On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvel Semiconductor, Inc. and us as defendants, and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. CMU sought in its post-trial motions enhanced damages up to three times the jury verdict, pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied our motion for mistrial. On September 23, 2013, the District Court denied our motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issues as well as our motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a separate opinion. On January 14, 2014, the District Court denied our post-trial motion on laches. On March 31, 2014, the District Court rejected CMU’s motion for an injunction. The District Court also denied CMU’s request for pre-judgment interest, and substantially scaled back CMU’s request for enhanced damages. Based on these decisions, the Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the District Court entered final judgment, from which we filed a notice of appeal on May 14, 2014. We filed our opening appeal brief on August 4, 2014. CMU filed its opposition brief on October 20, 2014 and we filed our reply brief on November 20, 2014. We believe that there are strong grounds for appeal and we are currently pursuing an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., but there is no guarantee that we will be successful on appeal. Please see “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of litigation matters we are currently engaged in. If we are required to pay most or all of the damages calculated by the District Court after all appeals have been exhausted, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On May 14, 2014, we filed a Notice of Appeal to appeal the final judgment issued by the District Court in the CMU litigation. In order to stay the execution of the final judgment pending its appeal, we filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. If the judgment is affirmed after the completion of all appellate proceedings, and we do not thereafter fully satisfy the judgment within thirty days, the sureties are obligated under the bond to make payment to CMU. In support of the bond, we entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash is considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. The indemnity agreements will remain outstanding for as long as the underlying bond remains outstanding.

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through November 1, 2014 could be as much as $350 million. On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $147 million at November 1, 2014. We and CMU have agreed that the second bond and commitment satisfy the security for ongoing royalties while the appeal is pending.

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

We have been named as a party to several lawsuits and may be named in additional litigation in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, stop selling our products or force us to redesign our products.

We have been named as a party to several lawsuits and we may be named in additional litigation in the future. Please see “Note 10 – Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed description of a number of the litigation matters we are currently engaged in. In particular, litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant.

From time to time our subsidiaries and customers receive, and may continue to receive in the future, standards-based infringement claims, as well as claims against us and our subsidiaries’ proprietary technologies, particularly those related to storage technology, microprocessors and other circuit components. Our subsidiaries and customers could face claims of infringement for certain patent licenses that have not been renewed. These claims could result in litigation and/or claims for indemnification, which, in turn, could subject us to significant liability for damages, attorneys’ fees and costs. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses for current and former directors and officers. Additionally, from time to time, we have agreed to indemnify select customers for claims made against our products, where such claims allege infringement of third-party intellectual property rights, including, but not limited to, patents, registered trademarks and/or copyrights. If we are required to make a significant payment under any of our indemnification obligations, our results of operations may be harmed.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 31% and 36% of our net revenue for the nine months ended November 1, 2014 and November 2, 2013, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

•	a significant portion of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with relatively short notice to us;

•	customers may purchase integrated circuits from our competitors;

•	customers may discontinue sales or lose market share in the markets for which they purchase our products;

•	customers may develop their own solutions or acquire fully developed solutions from third-parties (for example, in September 2014, Seagate acquired the LSI SSD business from Avago); or

•	customers may be subject to severe business disruptions.

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

Regional Concentration

Substantially all of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China and Singapore. In addition, substantially all of our third-party assembly and testing facilities are located in Singapore, Taiwan, Malaysia and the Philippines. Because of the geographic concentration of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by political, social or economic instability. In the case of such an event, our revenues, cost of goods sold and results of operations would be negatively impacted. In addition, if we were unable to quickly identify alternate manufacturing facilities, we could experience significant delays in product shipments, which could harm our results of operations.

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

Uncertain Yields and Quality

The fabrication of integrated circuits is a complex and technically demanding process. Our foundries have from time to time experienced manufacturing defects and reduced manufacturing yields, which are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. Poor yields from our foundries, or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, harm our financial results and result in financial or other damages to our customers. Our customers could also seek damages which could result in a product liability claim, which would likely be time consuming and costly to defend. In addition, defects could result in significant costs. See “Costs related to defective products could have a material adverse effect on us.”

To the extent that we rely on outside suppliers to manufacture or assemble and test our products, we may have a reduced ability to directly control product delivery schedules and quality assurance, which could result in product shortages or quality assurance problems that could delay shipments or increase costs.

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

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. Our ability to adapt to changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We may also have to incur substantial unanticipated costs to comply with these new standards. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets they serve and to introduce and promote those products successfully in a timely manner. Even if new and enhanced products are introduced to the market, we and our customers may not be able to achieve market acceptance of them.

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

We had approximately $2.0 billion of goodwill and $34.3 million of acquired intangible assets, net on our balance sheet as of November 1, 2014. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. The competition for qualified technical personnel with significant experience in the design, development, manufacturing, marketing and sales of integrated circuits is intense, and the inability to attract qualified personnel, including hardware and software engineers and sales and marketing personnel could delay the development and introduction of and harm our ability to sell our products. Additionally, we typically do not enter into employment agreements with any of our key technical personnel and the loss of such personnel could harm our business, as their knowledge of our business and industry would be extremely difficult to replace.

As a result of our global operations, we face additional risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 96% of our net revenue in the nine months ended November 1, 2014, 95% of our net revenue in fiscal 2014 and 90% of our net revenue in fiscal 2013.

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

Changes in existing taxation benefits, rules or practices may adversely affect our financial results.

Changes in existing taxation benefits, rules or practices may also have a significant effect on our reported results. For example, both the U.S. Congress and the G-20 (Group of Twenty Finance Ministers and Central Bank Governors) may consider legislation affecting the taxation of foreign corporations and such legislation if enacted might adversely affect our future tax liabilities and have a material impact on our results of operations. Furthermore, in prior years, we have entered into agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate. For example, we have obtained an undertaking from the Minister of Finance of Bermuda that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. Additionally, our Singapore subsidiary qualified for Pioneer status until June 2014 and continues to receive the Development and Expansion Incentive through June 2019. Furthermore, under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (M.I.S.L.) Ltd. are entitled to, and have certain existing programs that qualify as, approved and benefited tax programs that include reduced tax rates and exemption of certain income through fiscal 2027. Our subsidiary in Switzerland also has tax incentives on revenues from research and design and wafer supply trading activities that expire in 2016. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of our operations and profitability would be harmed.

We rely upon the performance of our information technology systems to process, transmit, store and protect electronic information, and the failure of any critical information technology system may result in serious harm to our reputation, business, results of operations and/or financial condition.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. These information technology systems are subject to damage or interruption from a number of potential sources including natural disasters, viruses, destructive or inadequate code, malware, power failures, cyber attacks, and other events. We have implemented processes for systems under our control to mitigate risks and while we believe these systems are appropriately controlled, processes for information systems cannot be guaranteed to be failsafe. We may incur significant costs in order to implement, maintain and/or update security systems that we feel are necessary to protect our information systems or we may miscalculate the level investment necessary to protect our systems adequately. To the extent that any system failure, accident or security breach results in disruptions or interruptions to our operations or the theft, loss or disclosure of, or damage to our data or confidential information, including our intellectual property, our reputation, business, results of operations and/or financial condition could be materially adversely affected.

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

We believe that effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. However, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting will not necessarily prevent all error and all fraud. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. In addition, we may modify the design and operating effectiveness of our internal controls, which could affect the overall effectiveness or evaluation of the control system in the future by us or our independent registered public accounting firm. Additionally, we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, as controls may become inadequate due to changes in conditions or deterioration in the degree of compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to provide reliance financial reports, or to detect and prevent fraud, which would harm our business.

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

Additionally, the second surety bond and commitment from the sureties are secured by our campus located in Santa Clara, California. See “We are currently involved in a patent litigation action involving Carnegie Mellon University, and, if we do not prevail on appeal of the district court judgment, we could be liable for substantial damages.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended November 1, 2014.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended November 1, 2014 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 3 – August 30, 2014	—	—	—	—
August 31 – September 27, 2014	—	—	—	—
September 28 – November 1, 2014	3,667	$12.27	3,667	$213,418

Total	3,667	$12.27	3,667	$213,418

(1)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. Our board of directors authorized an additional $1.5 billion in fiscal 2012 and $1.0 billion in fiscal 2013 to be used to repurchase our common shares under the share repurchase program for a total available under the program of $3.0 billion. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. Exhibits

See the “Index to Exhibits” immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: December 4, 2014	By:	/s/ Michael Rashkin
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