Form 10-K
period 2015-01-31
MARVELL TECHNOLOGY GROUP LTD
filed 2015-03-26
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $4,926 million based upon the closing price of $13.39 per share on the NASDAQ Global Select Market on August 1, 2014 (the last business day of the registrant’s most recently completed second quarter). Common shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common shares known to the registrant (based on Schedule 13G filings), have been excluded for purposes of the foregoing calculation.

As of March 19, 2015, there were 515.0 million common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2015 annual general meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

TRADEMARKS

Marvell®, Alaska®, ARMADA® Avanta®, Avastar®, Kirkwood®, Link Street®, Prestera®, Xelerated® and Yukon® are registered trademarks of Marvell International Ltd. and/or its affiliates. Any other trademarks or trade names mentioned are the property of their respective owners.

MARVELL TECHNOLOGY GROUP LTD.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” “will” and similar expressions identify such forward-looking statements. Examples of forward-looking statements include statements regarding:

•	our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter;

•	market acceptance of our products;

•	our expectations about industry trends;

•	future growth of our customer’s products, including the timing of any launches;

•	the pricing of our products;

•	future customer concentration;

•	net revenue, cost of goods sold as a percentage of revenue and operating expenses for future periods;

•	the impact of legal proceedings and claims, including the protection of our intellectual property;

•	our ability to meet our capital needs for at least the next 12 months;

•	our expectation that a significant percentage of our sales will continue to come from direct sales to key customers;

•	future growth opportunities;

•	our expectations regarding areas of revenue and operating income growth;

•	the effectiveness of our hedges of foreign currency exposures;

•	our plans regarding our investment portfolio;

•	our expectations that quarterly operating results will fluctuate from quarter to quarter;

•	general economic environment;

•	arrangements with suppliers;

•	our expectations regarding our facilities and the sufficiency of our facilities;

•	our ability to execute our business strategy;

•	our plan to strengthen and expand our relationship with customers;

•	our ability to anticipate the needs of our customers;

•	our expectations that average selling prices of our products will continue to be subject to significant pricing pressures;

•	our ability to develop and introduce new products and achieve market acceptance of our products;

•	our expectations regarding acquisitions and investments;

•	demand for our products and the impact of seasonality on demand;

•	gross margin and the events that may cause gross margin to fluctuate;

•	our operations and sales outside of the United States, including future sales in Asia;

•	our plans for our share repurchase program and dividends;

•	expected tax benefits we receive; and

•	the anticipated features and benefits of our technology solutions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include but are not limited to:

•	our dependence upon the hard disk drive and mobile and wireless markets, which are highly cyclical and intensely competitive;

•	the outcome of pending or future litigation and legal proceedings, including our patent litigation action involving Carnegie Mellon University;

•	our dependence on a small number of customers;

•	our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our ability to estimate customer demand and future sales accurately, including the impact of lengthy and expensive product sales cycles;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	the effects of transitioning to smaller geometry process technologies;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy;

•	the effects of any potential acquisitions or investments;

•	our ability to protect our intellectual property;

•	the impact and costs associated with changes in international financial and regulatory conditions; and

•	our maintenance of an effective system of internal controls.

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

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip (“SoC”) and System-in-a-Package (“SiP”) devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of our product portfolio leverages the ARM technology portfolio. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers (“PHY”), mobile handsets, connectivity, Internet-of-Things (“IoT”) devices and other consumer electronics. We were incorporated in Bermuda in January 1995.

Our registered and mailing address is Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda, and our telephone number there is (441) 296-6395. The address of our U.S. operating subsidiary is Marvell Semiconductor, Inc., 5488 Marvell Lane, Santa Clara, California 95054, and our telephone number there is (408) 222-2500. We also have operations in many countries, including Canada, China, India, Israel, Italy, Japan, Malaysia, Singapore, South Korea, Spain, Sweden, Switzerland and Taiwan. Our fiscal year ends on the Saturday nearest January 31. For example, the fiscal year ended January 31, 2015 is referred to as fiscal 2015.

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

Our Markets and Products

Over the last several years, we have transitioned from a supplier of standalone semiconductor components to a supplier of fully integrated platform solutions. Our platform solutions contain multiple intellectual property components in integrated hardware along with software that incorporates digital, analog and mixed-signal computing and communication technologies, designed and configured to provide an optimized solution compared to individual components. Our solutions have become increasingly integrated, with more and more components resulting in an all-in-one solution for a given customer’s end product. The demand for such highly integrated platform solutions is generally driven by technological changes and anticipation of the future needs of device manufacturers and end users, as well as, to an increasing extent, service providers, including cellular network carriers and Internet based applications providers. For example, in order to provide a complete solution for a specific handheld consumer electronics device, a device manufacturer may require a solution that integrates a high-performance applications processor, along with seamless communications capability with a 3G/4G Long-Term Evolution (“LTE”) multi-band modem, Wi-Fi, Bluetooth, radio frequency (“RF”), GPS and near field communication (“NFC”). In addition, a device manufacturer may require high-definition graphics processing, high-definition video and audio, and power management. These platforms will often cross multiple end markets, integrating components and technologies traditionally associated with one end market with components and technologies from another end market. For example, we may integrate an applications processor, traditionally associated with the mobile and wireless end market, with software and other components in an end user product targeting the home cloud. Therefore, it has become critical that our products across multiple end markets work together seamlessly.

The integration of these various technologies onto a single piece of silicon is referred to as SoC. The development of SoC’s became increasingly popular over the past decade, particularly within end markets such as mobile. We believe the development of SoC’s will continue to be popular for various end devices in the years to come.

In addition, software has become increasingly important to our business over the last several years and we expect software to become even more important in the years to come. On-chip software, which acts as the “driver” for the functionality of the chip, has always been a critical part of our business. However, the software that we deliver with our chip has become significantly more complex as the range of uses and the needs in application-level software have increased. For example, a chip that we develop for a smartphone may need to include software that is compatible with the latest version of a specific company’s operating system that enables 3D user interface and graphics, and that works seamlessly with a variety of popular end user applications. These demands require a significant amount of up-front software development, testing, and often, additional licensing.

The market for consumer electronics devices is becoming increasingly standards-based. These standards change rapidly and often several different standards may exist and overlap in a single market. Our platforms are typically designed to operate seamlessly with all relevant standards, which require us to design products in anticipation of these relevant standards. For example, we have communications processors and software designed to operate on several different cellular standards, including GSM/enhanced data for the GSM environment (“EDGE”) (2G), WCDMA (3G), TD-SCDMA (China 3G) and 4G LTE.

Our current product offerings are primarily in three broad end markets: mobile and wireless, storage, and networking. Our net revenue by end market for the last three fiscal years are as follows:

	Year Ended
	January 31, 2015		February 1, 2014		February 2, 2013
	(in millions, except for percentages)
Mobile and Wireless	$1,072	29%	$839	25%	$823	26%
Storage	1,745	47%	1,682	49%	1,495	47%
Networking	675	18%	670	20%	709	22%
Other	215	6%	213	6%	142	5%

Total	$3,707		$3,404		$3,169

Mobile and Wireless

Communications and Applications Processors

Our communications processors are highly integrated cellular SoC devices that enable mobile handset developers to address GSM/EDGE (2G), WCDMA (3G), TD-SCDMA (China 3G) and 4G LTE mobile network standards. Our communication products include high-performance multi-band baseband thin modems and applications processors in highly integrated low-power platforms for voice, computation and multimedia-intensive mobile applications for smartphones and tablets. We also offer “thin modems,” highly optimized multi-mode baseband modem devices without an application processor.

Connectivity

We offer a variety of connectivity solutions, including Wi-Fi, Bluetooth, NFC and FM. These products are integrated into a wide variety of end-customer devices, such as mobile phones, gaming devices, printers, video dongles tablets, in-car infotainment and smart appliances. Our products are well positioned to deliver low-power and high-performance functionality with the latest technologies, such as Wi-Fi Certified Passpoint, Wi-Fi Certified Miracast, IEEE 802.11ac and Bluetooth Smart Ready. We have a broad wireless product portfolio that includes single stream 1x1, 2x2 MIMO and 4x4 MIMO devices, as well as Global Navigation Satellite System hybrid location products.

Mobile Computing

We offer high-performance applications processors that are designed to deliver advanced integration, excellent multimedia performance and superior power consumption savings for mobile computing products. These products have been incorporated into tablets, notebooks, eReaders, gaming devices, scanners and educational devices.

Other Technologies

We incorporate a variety of other technologies into our platforms, depending on the needs of our customers and their end products, including power management, GPS, memory, RF and memory.

Storage

Hard Disk Drive Controllers

Hard disk drive (“HDD”) controllers provide high-performance input/output (“I/O”) interface control between the HDD and the host system. We support a variety of host system interfaces, including SATA, SAS, PCIe and USB, which can support the complete range of enterprise, desktop and mobile HDDs. We are the leading HDD controller supplier and currently supply products to all of the major hard drive manufacturers. Our HDD controllers with advanced 500-gigabyte-per-platter technology for mobile HDDs provide a technological advantage that enables a higher level of data storage on a smaller form factor.

Solid-State Drive Controllers

Our solid-state drive (“SSD”) controller SoCs are targeted at the growing market for flash-based storage systems, for the enterprise, consumer and mobile computing markets, as well as for smartphones and tablets. We support a variety of host system interfaces, including PCIe, SATA, SAS and emerging mobile standards.

Networking

Ethernet Solutions

Ethernet connectivity is pervasive throughout networking infrastructures built for enterprise, small and medium business, home office, service provider and data centers. Our Ethernet solutions address a wide variety of end-customer products for those market spaces, from small, cost-effective appliances to large, high-performance modular solutions. Our Ethernet products include: a broad selection of Ethernet Switches with market optimized advanced features, such as audio video bridging and network traffic management, that make networks more effective at delivering content, and range from low-power five port switches to highly integrated, multi terabit Ethernet SoC devices that can be interconnected to form massive network solutions; a broad selection of Ethernet Transceivers for both fiber and copper interconnect with advanced power management, link security and time synchronization features that complement our Ethernet Switch and Embedded Communication Processors; and a family of single-chip network interface devices offered in ultra-small form factor with low-power consumption and targeted for client-server network interface cards.

Embedded Communication Processors

Our range of ARM-based SoC embedded communication processors provide multi-processor architectures optimized to consume low power while simultaneously delivering high-performance per watt. They provide a combination of I/O peripherals, including Ethernet, SATA, SAS, PCIe and USB and are ideally suited to a range of end-customer networking applications, such as home gateways, networked storage, point-of-service terminals, routers, switches and wireless application points and base stations.

Network Processors

Our family of Network Processors offer high-performance-per-watt programmable solutions ideally suited to applications where flexible functionality for differentiated, value-add solutions and enhanced quality of service are essential, such as in carrier Ethernet access, aggregation, mobile backhaul, transport and mobile cloud platforms. They also offer 1G through 100G Ethernet connectivity into a multi-hundred gigabit Ethernet pipeline that has deterministic performance and ideally suited for software-defined networking.

Other Networking Technologies

Our Ethernet passive optical network and gigabit passive optical network products consist of a highly integrated Gateway-on-a-Chip solution, Ethernet and packet processing, voice processing, power management and applications processor. These products are designed for next generation networks and the significant increases in required bandwidth, including high-quality video, online gaming and conferencing. Our powerline connectivity solutions based on G.hn are designed for integration into a variety of consumer electronics products, enabling fast and convenient connectivity to any location in the home through the existing home electrical infrastructure.

Other Products

Printing Solutions

Our printer SoC products power many of today’s laser and ink printers and multi-function peripherals. These SoCs include a family of printer-specific standard products as well as full-custom printer ASICs. We continue to develop additional printing technologies including 3D printing and mobile printing.

Smart Home Products

Our smart home products are designed to enable the next generation of connected consumer platforms, and to enhance the eco-friendly “Connected Lifestyle” throughout the home, and include platforms for set-top boxes, video dongles such as Google Chromecast, smart lighting and smart appliances.

Financial Information about Segments and Geographic Areas

We have determined that we operate in one reportable business segment: the design, development and sale of integrated circuits. For information regarding our revenue by geographic area, and property and equipment by geographic area, please see “Note 13 — Segment and Geographic Information” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Customers, Sales and Marketing

As a fabless semiconductor company, our target customers are original equipment manufacturers (“OEM’s”) and original design manufacturers, both of which design and manufacture end market devices. Our sales force is strategically aligned along key customer lines in order to offer fully integrated platforms to our customers. In this way, we believe we can more effectively offer a broader set of content into our key customer’s end products, without having multiple product groups separately engage the same customer. We complement and support our direct sales force with manufacturers’ representatives for our products in North America, Europe and Asia. In addition, we have distributors who support our sales and marketing activities in the United States, Europe and Asia. We also use third-party logistics providers, who maintain warehouses in close proximity to our customer’s facilities. We expect a significant percentage of our sales will continue to come from direct sales to key customers. We use field application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems designs that incorporate our products. We believe that superior field applications engineering support plays a pivotal role in building long-term relationships with customers by improving our customers’ time-to-market, maintaining a high level of customer satisfaction and encouraging customers to use our next-generation products. Our marketing team works in conjunction with our field sales and application engineering force, and is organized around our product applications and end markets.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue attributable to significant customers is presented in the following table as a percentage of net revenue:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
End Customer:
Western Digital	20%	24%	24%
Seagate	13%	12%	10%
Toshiba	*	*	10%
Distributor:
Wintech	11%	*	11%

*	Less than 10% of net revenue

A significant number of our products are being incorporated into consumer electronics products, including gaming devices and personal computers, which are subject to significant seasonality and fluctuations in demand. Holiday and back to school buying trends may at times negatively impact our results in the first and fourth quarter, and positively impact our results in the second and third quarter of our fiscal years. In addition, the timing of new product introductions by our customers may cause variations in our quarterly revenues, which may not be indicative of future trends.

Inventory and Working Capital

We place firm orders for products with our suppliers generally up to 16 weeks prior to the anticipated delivery date and typically prior to an order for the product. These lead times typically change based on the current capacity at the foundries. We often maintain substantial inventories of our products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules. In addition, increased use of “hubs” managed by third-party logistics providers has resulted in a higher number of inventory locations and higher overall inventory levels.

Backlog

We do not believe that backlog is a meaningful or reliable indicator for future demand, due to the following:

•	an industry practice that allows customers to cancel or change orders prior to the scheduled shipment dates;

•

an increasing portion of our revenue comes from products shipped to customers using third-party logistics providers, or “hubs” wherein the product can be pulled at any time by the customer and is therefore never reflected in backlog; and

•	scheduled future shipments include shipments to distributors for which we do not recognize revenue until the products are sold to end customers.

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

We have assembled a core team of engineers who have extensive experience in the areas of mixed-signal circuit design, digital signal processing, embedded microprocessors, CMOS technology and system-level architectures. We have invested and will continue to invest significant funds for research and development. Our research and development expense was $1.2 billion, $1.2 billion and $1.1 billion in fiscal 2015, 2014 and 2013, respectively.

Manufacturing

Integrated Circuit Fabrication

The vast majority of our integrated circuits are fabricated using widely available CMOS processes, which provide greater flexibility to engage independent foundries to manufacture integrated circuits at lower costs. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products. We currently outsource a large percentage of our integrated circuit manufacturing to Taiwan Semiconductor Manufacturing Company. We also utilize United Microelectronics Corporation, with the remaining manufacturing outsourced to other foundries primarily in Asia. We work closely with our foundry partners to forecast on a monthly basis our manufacturing capacity requirements. We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels. Our integrated circuits are currently fabricated in several advanced manufacturing processes up to and including 28 nanometer. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technology in order to reduce cost and improve performance.

Assembly and Test

We outsource all product packaging and testing requirements for our products in production to several assembly and test subcontractors, including STATS ChipPAC Ltd. in China, Korea and Singapore; Global Testing Corporation in Taiwan; Siliconware Precision Industries in China and Taiwan; and ASE Electronics in China, Singapore and Taiwan.

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

Intellectual Property

Our future revenue growth and overall success depend in large part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, confidentiality agreements and licenses to protect our intellectual property. As of January 31, 2015, we have been issued and/or have acquired over 5,300 U.S. patents and over 1,400 foreign patents with expiration dates ranging from 2015 to 2035. We also have more than 3,800 U.S. and foreign pending patent applications on various aspects of our technology. See “Risk Factors” under Item 1A of this Report for a discussion of the risks associated with our patents and intellectual property, including the risk that our patents may be invalidated, the risk that third parties may copy or otherwise obtain and use our products and technology without authorization, and the risks involved with operating in foreign countries where the laws are not as protective of our intellectual property as in the United States. We have expended and will continue to expend considerable resources in establishing a patent position designed to protect our intellectual property. While our ability to compete is enhanced by our ability to protect our intellectual property, we believe that in view of the rapid pace of technological change, the combination of the technical experience and innovative skills of our employees may be as important to our business as the legal protection of our patents and other proprietary information.

From time to time, we may desire or be required to renew or to obtain licenses from third parties in order to further develop and effectively market commercially viable products or in connection with a pending or future claim or action asserted against us. We cannot be sure that any necessary licenses will be available or will be available on commercially reasonable terms.

The integrated circuit industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in significant and often time consuming and expensive litigation. From time to time, we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused the proprietary rights of other parties. In addition, we may be sued in the future by other parties who claim that we have infringed their patents or misappropriated or misused their trade secrets, or who may seek to invalidate one or more of our patents. Although we defend these claims vigorously, it is possible that we will not prevail in pending or future lawsuits. Furthermore, we may need to engage in litigation in the future to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. All such litigation, even if not valid or successfully asserted, could result in significant costs and a diversion of management and personnel resources, which could materially and adversely affect our business, financial condition and results of operations. See “Risk Factors” under Item 1A of this Report on Form 10-K and “Note 10 — Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8, of this Annual Report on Form 10-K for further discussion of the risks associated with patent litigation matters.

Competition

The markets for our products, particularly in the mobile and wireless end market, are intensely competitive, characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and pricing pressures imposed by high-volume customers and competitors, particularly in the product markets that we are targeting. Competition has intensified as a result of the increasing demand for higher levels of integration and smaller process geometries, and we expect competition to intensify as current competitors continue to strengthen their product offerings and new competitors enter our markets. In addition, we expect competitive pressure from our customers to increase as they may continue to increase the vertical nature of their business by developing their own in-house solutions.

We believe that our ability to compete successfully in the rapidly evolving markets for our products depends on a number of factors, including the:

•	performance, features, quality and price of our products;

•	timing and success of new product introductions by us, our customers and our competitors;

•	emergence, and rate of adoption and acceptance of new industry standards;

•	ability to obtain adequate foundry capacity; and

•	number and nature of our competitors in a given market.

By end market our major competitors are as follows:

Mobile and Wireless	Storage	Networking

Broadcom Corporation	Avago Technologies Ltd.	Broadcom Corporation

MediaTek, Inc.		Cavium, Inc.

QUALCOMM Incorporated		Freescale Semiconductor, Ltd.

Spreadtrum Communications, Inc.		Intel Corporation

We expect increased competition in the future from emerging or established companies, or alliances among competitors, customers or other third parties, any of which could acquire significant market share. Although we believe we will be able to successfully compete with existing and potential competitors, some of these current and potential competitors may have advantages over us that allow them to compete effectively against us. Our current or future competitors could also introduce products that are priced lower provide superior performance or are based on new or emerging technologies. Furthermore, some of our customers have already developed, or in the future may develop, technologies that could compete directly with our products. See “Risk Factors” under Item 1A of this Report for further discussion of competitive risks associated with our business.

Historically, average unit selling prices in the integrated circuit industry in general, and for our products in particular, have decreased over the life of a particular product. We expect that the average unit selling prices of our products will continue to be subject to significant pricing pressures. In order to offset expected declines in the selling prices of our products, we will need to continue to introduce innovative new products and reduce the cost of our products. To accomplish this, we intend to continue to implement design changes that lower the cost of manufacturing, and assembling and testing our products. We may also enter into long-term, strategic arrangements with foundry partners to secure wafer capacity at reduced prices, by negotiating reduced charges from our foundries. In addition, we plan to work with multiple foundry partners to ensure that our products are qualified and can be manufactured in multiple locations, which we believe will ensure favorable wafer pricing. Because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities. See “Risk Factors” under Item 1A of this Report for further discussion of pricing risks.

Employees

As of January 31, 2015, we had a total of 7,163 employees.

Executive Officers of the Registrant

The following table shows information about our executive officers as of March 19, 2015:

Name	Age	Position(s)
Dr. Sehat Sutardja	53	Chief Executive Officer and Chairman of the Board
Weili Dai	53	President and Director
Michael Rashkin	70	Chief Financial Officer
Dr. Zining Wu	43	Chief Technology Officer

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

Ms. Weili Dai, one of our co-founders, has served as President of the Company since July 2013 and as a member of the Board of Directors of the Company since December 2014. Widely considered a technology visionary, Ms. Dai is the only woman co-founder of a global semiconductor company. Her business acumen, strategic thinking, product leadership, endless passion and personal network have contributed greatly to Marvell’s success. Her close relationship with Marvell’s customers and the foundation of the trust shared with them have given her a strong reputation for professionalism and integrity throughout the technology industry. Prior to her appointment as President, Ms. Dai served as a Vice President of Marvell Semiconductor, Inc. (“MSI”) from 2008 to July 2013, including the position of General Manager of the Communications & Consumer Business of MSI since September 2011 and General Manager of the Communications and Computing Business Unit of MSI from March 2009 to September 2011. From 1995 to May 2007, Ms. Dai served as Chief Operating Officer, Executive Vice President and a member of the Board of Directors of the Company. Ms. Dai holds a B.S. degree in Computer Science from the University of California at Berkeley. Ms. Dai is the wife of Dr. Sutardja.

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

Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below, and all information contained in this report before you decide to purchase our common shares. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and related industries and end markets. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common shares could decline due to the occurrence of any of these risks, and you could lose all or part of your investment.

Factors That May Affect Future Results

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 28, 2012 through January 31, 2015, our common shares traded as low as $6.98 and as high as $16.86 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. and us as defendants, and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the HDD products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. CMU sought in its post-trial motions enhanced damages up to three times the jury verdict, pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied our motion for mistrial. On September 23, 2013, the District Court denied our motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issues as well as our motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a separate opinion. On January 14, 2014, the District Court denied our post-trial motion on laches. On March 31, 2014, the District Court rejected CMU’s motion for an injunction. The District Court also denied CMU’s request for pre-judgment interest, and substantially scaled back CMU’s request for enhanced damages. Based on these decisions, the Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the District Court entered final judgment, from which we filed a notice of appeal on May 14, 2014 to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. We filed our opening appeal brief on August 4, 2014. CMU filed its opposition brief on October 20, 2014 and we filed our reply brief on November 20, 2014. We believe that there are strong grounds for appeal, which is set for oral argument in April 2015 before the U.S. Court of Appeals, but there is no guarantee that we will be successful on appeal. Please see “Note 10 — Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed description of a number of litigation matters we are currently engaged in. If we are required to pay most or all of the damages calculated by the District Court after all appeals have been exhausted, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In order to stay the execution of the final judgment pending its appeal before the U.S. Court of Appeals, we filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. If the judgment is affirmed after the completion of all appellate proceedings, and we do not thereafter fully satisfy the judgment within thirty days, the sureties are obligated under the bond to make payment to CMU. In support of the bond, we entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash is considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. The indemnity agreements will remain outstanding for as long as the underlying bond remains outstanding.

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through January 31, 2015 could be as much as $400 million. On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $139 million at January 31, 2015. We and CMU have agreed that the second bond and commitment satisfy the security for ongoing royalties while the appeal is pending.

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

Furthermore, future changes in the nature of information storage products could reduce demand for traditional HDDs. For example, products using alternative technologies, such as SSD and other storage technologies could become a source of competition to manufacturers of HDDs. Although we offer SSD controllers, leveraging our technology in hard drives, we cannot ensure we will be able to maintain significant market share if demand for traditional HDDs decreases. Additionally, we depend on a few customers for our SSD controllers and as such, the loss of any SSD controller customer or a significant reduction in sales we make to them (for example, as a result of a significant drop in market share) may harm our financial condition and results of operations.

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

The ultimate outcome of any litigation could have a material adverse effect on our business and our stock price. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits may result in significant expenditures and the continued diversion of our management’s time and attention away from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and our stock price may be materially and adversely affected.

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, or if any of these key customers experience a significant decline in market share, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 33% of our net revenue for the year ended January 31, 2015. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

•	a significant portion of our sales are made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with relatively short notice to us;

•	customers may purchase integrated circuits from our competitors;

•

customers may discontinue sales or lose market share in the markets for which they purchase our products (for example, a significant customer of our SSD products has recently seen a significant drop in its market share);

•	customers may develop their own solutions or acquire fully developed solutions from third-parties (for example, in September 2014, Seagate acquired the SSD business from Avago); or

•	customers may be subject to severe business disruptions.

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

No Guarantee of Capacity or Supply

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. When demand is strong, availability of foundry capacity may be constrained or not available, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. In particular, as the industry transitions to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums, which may harm our business or results of operations. Moreover, if any of our third-party foundry suppliers are unable to secure necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

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

Uncertain Yields and Quality

The fabrication of integrated circuits is a complex and technically demanding process. Our foundries have from time to time experienced manufacturing defects and reduced manufacturing yields, which are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. In addition, we may face lower manufacturing yields and reduced quality in the process of ramping up and diversifying our manufacturing partners. Poor yields from our foundries, or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, harm our financial results and result in financial or other damages to our customers. Our customers could also seek damages which could result in a product liability claim, which would likely be time consuming and costly to defend. In addition, defects could result in significant costs. See “Costs related to defective products could have a material adverse effect on us.”

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

The products we develop and sell are primarily used for high-volume applications. As a result, the prices of those products have historically decreased rapidly. In addition, more recently introduced products tend to have higher associated costs because of initial overall development and production ramp. Therefore, over time, we may not be able to maintain or improve our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other means, including cost reductions through efficiencies, introduction of higher margin products and increased volume of sales.

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

We may experience reduced manufacturing yields, delays in product deliveries and increased expenses as a result of transitioning to smaller geometry process technologies.

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

We had approximately $2.0 billion of goodwill and $30.7 million of acquired intangible assets, net on our balance sheet as of January 31, 2015. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results.

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

We depend on key personnel to manage our business, and if we are unable to retain our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 96% of our net revenue in fiscal 2015, 95% of our net revenue in fiscal 2014 and 90% of our net revenue in fiscal 2013.

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

We have experienced, from time to time, hardware and software defects and bugs associated with the introduction of our highly complex products. Despite our testing procedures, we cannot assure you that errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, delay in revenue recognition or loss of revenues, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, our having to defend against litigation related to defective products or related property damage or personal injury, and damage to our reputation in the industry that could adversely affect our relationships with our customers. In addition, the process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources and we may have difficulty identifying the end customers of the defective products in the field, which may cause us to incur significant replacement costs, contract damage claims from our customers and further reputational harm. Any of these problems could materially adversely affect our results of operations.

Any potential future acquisitions, strategic investments, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

•	diversion of management attention from running our existing business;

•	possible material weaknesses in internal control over financial reporting;

•	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with us;

•	potential exposure to material liabilities not discovered in the due diligence process;

•	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and

•	unavailability of acquisition financing or unavailability of such financing on reasonable terms.

Any acquired business, technology, service or product could significantly under-perform relative to our expectations, and may not achieve the benefits we expect from possible acquisitions. For all these reasons, our pursuit of an acquisition, investment, divestiture, merger or joint venture could cause its actual results to differ materially from those anticipated.

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

Furthermore, in prior years, we have entered into agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate. For example, we have obtained an undertaking from the Minister of Finance of Bermuda that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. Additionally, our Singapore subsidiary qualified for Pioneer status until it expired in June 2014. However, we re-negotiated with the Singapore government and in fiscal 2015, they extended the Development and Expansion Incentive (“DEI”) until June 2019. Furthermore, under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (M.I.S.L) Ltd. are entitled to, and have certain existing programs that qualify as, approved and benefited tax programs that include reduced tax rates and exemption of certain income through fiscal 2027. Our subsidiary in Switzerland also has tax incentives on revenues from research and design and wafer supply trading activities that expire in fiscal 2016. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of our operations and profitability would be harmed.

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

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed and acquired since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed that could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, confidentiality agreements, licenses and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. We have been issued a significant number of U.S. and foreign patents and have a significant number of pending U.S. and foreign patent applications. However, a patent may not be issued as a result of any applications or, if issued, claims allowed may not be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Despite our efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or proprietary technology. Monitoring unauthorized use of our technology is difficult, and the steps that we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours, which would adversely impact our business and results of operations.

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

There is also regulation to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. The implementation of these requirements could affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices, which could adversely affect our operations and product margins. Additionally, if we are unable to sufficiently source conflict-free metals, we may face difficulties in satisfying customers who may require that the products they purchase from us are conflict-free, which may harm our sales and operating results.

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

Dr. Sehat Sutardja, our Chairman and Chief Executive Officer, and Weili Dai, who serves as our President, are husband and wife. Together, these two officers, along with a shareholder that is related to Dr. Sutardja, held approximately 20% of our outstanding common shares as of December 31, 2014. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

Additionally, the second surety bond and commitment from the sureties are secured by our campus located in Santa Clara, California. See “We are currently involved in a patent litigation action involving CMU and, if we do not prevail on appeal of the district court judgment, we could be liable for substantial damages.”

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

These foregoing provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table presents the approximate square footage of our significant owned and leased facilities as of January 31, 2015:

		(Square feet)
Locations	Primary Use	Owned Facilities	Leased Facilities (1)
United States	Headquarters in Santa Clara, California: Research and design, sales and marketing, adminstration and operations	993,000	230,000
China	Research and design, and sales and marketing	115,000	227,000
Singapore	Operations, and research and design	340,000
Switzerland	Research and design	26,000
Israel	Research and design		345,000

	Total	1,474,000	802,000

(1)	Lease terms expire in various years from 2015 through 2021.

We also lease smaller facilities in India, Taiwan, Spain, Japan, Canada, South Korea, Sweden, Germany, Malaysia, and Italy which are occupied by administrative, sales, design and field application personnel. Based upon our estimates of future hiring, we believe that our current facilities in most locations will be adequate to meet our requirements at least through the next fiscal year.

Item 3.	Legal Proceedings

The information set forth under “Note 10 – Commitments and Contingencies” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, please see Part I, Item 1A, “Risk Factors” above.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the NASDAQ Global Select Market under the symbol “MRVL.” Our common shares began trading on June 27, 2000, upon completion of our initial public offering. For fiscal 2015 and fiscal 2014, the following table shows for the periods indicated the high and low sales prices for our common shares on the NASDAQ Global Select Market.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$16.65	$14.33	$10.99	$9.16
Second Quarter	$16.09	$13.10	$13.18	$10.46
Third Quarter	$14.25	$11.65	$13.51	$10.87
Fourth Quarter	$16.19	$12.76	$15.82	$11.78

As of March 19, 2015, the approximate number of record holders of our common shares was 138 (not including beneficial owners of stock held in street name).

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total shareholder return of our common shares with the cumulative total return of the S&P 500 Index and the Philadelphia Semiconductor Index since January 30, 2010 through January 31, 2015. The graph compares a $100 investment on January 30, 2010 in our common share with a $100 investment on January 30, 2010 in each index and assumes that any dividends were reinvested. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

	1/30/10	1/29/11	1/28/12	2/2/13	2/1/14	1/31/15
Marvell Technology Group Ltd.	100.00	109.93	90.59	55.50	88.97	93.81
S&P 500	100.00	122.19	127.34	148.71	180.70	206.41
PHLX Semiconductor	100.00	137.51	143.45	154.30	185.27	227.64

Dividends

Our board of directors declared quarterly cash dividends of $0.06 per share payable to holders of our common shares in each quarter of fiscal 2015 and fiscal 2014. As a result, we paid total cash dividends of $122.8 million and $119.4 million in fiscal 2015 and 2014, respectively.

Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, the best interests of the Company, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law and other factors that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. In addition, developments in ongoing litigation could affect our ability to make a dividend payment on a declared payment date until such time as we can meet statutory requirements under Bermuda law.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents details of our repurchases during the three months ended January 31, 2015 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 2 — November 29, 2014	108,300	$13.84	108,300	$211,918
November 30 — December 27, 2014	1,069,174	$14.25	1,069,174	$446,671
December 28 — January 31, 2015	225,900	$14.22	225,900	$443,457

Total	1,403,374	$14.21	1,403,374	$443,457

(1)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. Our board of directors authorized an additional $1.5 billion in fiscal 2012, $1.0 billion in fiscal 2013 and $250 million in fiscal 2015 to be used to repurchase our common shares under the share repurchase program for a total available under the program of $3.25 billion. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	January 31,	February 1,	February 2,	January 28,	January 29,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
	(in thousands, except per share amounts and number of employees)
Consolidated Statements of Operations Data:
Net revenue	$3,706,963	$3,404,400	$3,168,630	$3,393,040	$3,611,893
Cost of goods sold	$1,843,706	$1,663,730	$1,493,497	$1,465,805	$1,473,274
Research and development	$1,164,059	$1,156,885	$1,057,445	$1,013,678	$897,578
Operating income	$408,819	$280,691	$294,657	$604,146	$901,192
Net income	$435,346	$315,320	$306,585	$615,091	$904,129

Net income per share:
Basic	$0.85	$0.64	$0.55	$1.01	$1.39
Diluted	$0.84	$0.63	$0.54	$0.99	$1.34
Weighted average shares:
Basic	511,089	496,518	555,310	607,857	648,347
Diluted	520,760	504,413	563,123	623,268	676,878
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,529,555	$1,969,405	$1,918,990	$2,246,498	$2,930,030
Working capital	$2,706,644	$2,187,914	$1,977,458	$2,489,407	$3,071,961
Total assets	$5,884,387	$5,451,010	$5,261,764	$5,767,619	$6,338,157
Total shareholders’ equity	$5,146,089	$4,675,910	$4,484,595	$5,014,018	$5,521,869
Other Data:
Cash dividends declared per share	$0.24	$0.24	$0.18	$—	$—
Number of employees	7,163	7,355	7,259	6,970	5,893

(1)	Fiscal 2015 includes $13.8 million of restructuring and other exit-related costs that include $3.4 million for the write off of in-process research and development (“IPR&D”), and $3.2 million related to a loss from a contract termination, an $8.8 million gain from the sale of an investment, and a $7.3 million of costs associated with the surety bond to appeal the CMU judgment.
(2)	Fiscal 2014 includes $14.7 million for litigation settlements, an $8.1 million charge for the impairment of an intangible asset, a $7.0 million gain from the sale of a business, and $4.7 million of restructuring and other exit-related costs. The litigation settlements do not relate to our litigation with CMU.
(3)	Fiscal 2013 includes $5.7 million for an expense related to an ongoing litigation matter and $4.9 million for expenses related to acquisitions in prior fiscal years.
(4)	Fiscal 2012 includes $6.7 million for litigation settlements and assessments of payroll taxes on employee benefits in certain jurisdictions.
(5)	Fiscal 2011 includes $8.5 million for litigation settlements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex SoC and SiP devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of our product portfolio leverages the ARM technology portfolio. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet PHY, mobile handsets, connectivity, IoT devices and other consumer electronics. Our products serve diverse applications used in carrier, metropolitan, enterprise and PC-client data communications and storage systems. Additionally, we serve the consumer electronics market for the convergence of voice, video and data applications. As a fabless integrated circuit company, we rely on independent, third-party contractors to perform manufacturing, assembly and test functions. This approach allows us to focus on designing, developing and marketing our products, and significantly reduces the amount of capital we need to invest in manufacturing products.

Overview

In fiscal 2015, we experienced growth in net revenue for the second consecutive year. Net revenue in fiscal 2015 reached a record high of $3.7 billion and was 9% higher than net revenue of $3.4 billion in fiscal 2014. The growth was led by a 28% increase in revenue from products for the mobile and wireless end markets, particularly in the first half of fiscal 2015, together with stable year over year growth in the storage market. Moreover, our operating income in fiscal 2015 accelerated more rapidly than revenue as we were able to effectively control our operating expenses. Going into fiscal 2016, we expect revenue growth to be driven by areas such as mobile handsets, tablets, connectivity and smart home devices along with a continued focus on operational execution.

•

In the mobile market, competition and pricing remain fierce, and negatively affected our operating results in the second half of the year. However, we continue to make steady progress with our LTE solutions. Our focus was initially on the LTE market in China where we saw more OEM partners start new 4G LTE smartphone, tablet and mobile broadband device projects with our chipsets. We also expanded into multiple geographies and saw good expansion of our 4G LTE products outside of China with a leading OEM launching our LTE solution in the European market. Last fall, Samsung launched the new Galaxy Mini 4G smartphone and its multi-mode LTE mobile hotspot. We also introduced two new products, our quad-core 64-bit ARMANDA Mobile PXA 1908 platform and our octa-core 64-bit ARMADA Mobile PXA 1936. We expect many of our tier-1 customers in Korea and China to introduce smartphones using these solutions. Despite the positive steps, the ramp of open market smartphones as opposed to the initial “carrier driven” models was faster than anticipated. We are making solid progress in our turnkey LTE platforms including board layout and software to target the open market in China. With the expansion of our LTE solutions to markets outside of China, we will subsequently attempt to bring our turnkey platforms to those markets as well.

•

In the wireless connectivity market, we recently introduced the 4x4 11ac Wave-2 Wi-Fi and SoC platform for enterprise access point and smart home gateway solutions. Our 4x4 11ac devices have been growing our market share in carrier grade access point, supporting tier-1 customers like Cisco Systems, Inc. We believe we are well positioned to further expand into high-performance 4x4 MIMO product categories in both retail and service provider gateways with more devices in the pipeline for launch next year. Our wireless connectivity solutions are being used in game consoles at both

Microsoft and Sony. We are seeing new opportunities for our connectivity solutions across multiple market segments. Our Wi-Fi and Zigbee devices are gaining strong adoption in the fast-growing IoT end market. Our EZ-Connect wireless microcontrollers have been well received and we have a strong design pipeline across a broad range of applications including lighting, appliances, home automation and other smart home and commercial IoT applications across China and North American regions. For example, Xiaomi launched a line of smart home products in late fall of 2014 based on our wireless microcontrollers. We are also an early partner in Apple’s HomeKit and we have several tier-1 customers designing HomeKit products using our EZ-Connect microcontrollers. In the video business, we saw strong volume shipments into Google Chromecast in European, South American and Asian markets. On the service provider side of the video business, a leading service provider in Korea launched their 4K platform using our ARMADA 1500 device and we expect several other service providers to start shipping their own version of Internet Protocol television and over-the-top hybrid set-top boxes using our ARMADA 1500 family of video SoC in the near future. For example, one of our leading service providers in France recently launched their set-top box based on the ARMDA 1500 PRO SoC.

•

In the storage market, we continued to execute well and the overall industry appears to have stabilized. Our HDD market remains strong as we continue to experience strong demand for our 500 gigabyte per platter products. We continued to see increased demand for our products used in enterprise drives at a top North America-based HDD customer. We are also continuing to accelerate our investment in next generation HDD technologies. Within the SSD market, our strategy of partnering with top tier OEMs has resulted in excellent traction for our advanced SSD solutions. Earlier this fiscal year, we announced multiple new products including our 5th generation SATA product with LDPC technology to support 3D NAND, as well as 15 nanometer 2D NAND, and a low-cost PCIe-based SSD solution priced similar to our SATA solution but with much higher performance. We continue to gain traction with our SATA SSD controller and are starting to see increased adoption of our PCIe SSD controller. We are also on track to introduce multiple embedded SSD products for the mobile market and expect to generate revenues from these products in fiscal 2016. Despite the drop in market share of one of our major customers, we are working to solidify our leadership position in the market over the next few years.

•

In the networking market, design win momentum continues with new programs that cover low-end fixed solutions to high-end modular platforms in the enterprise and service provider markets, driving new opportunities with our latest family of network processing solutions. We continue to gain traction with our recently introduced Questflo product line of network search engines that broadens our growing networking product portfolio. Today’s traditional TCAM-based solutions are unable to address future scaling requirements and multiple customers are actively engaged with us for next generation solutions. Our SRAM-based Questflo products are targeted for carrier customers and increase capacity using less power delivering better performance-power metrics compared to competitors.

Our cost of goods sold as a percentage of net revenue for fiscal 2015 was higher compared to fiscal 2014. As we expand our presence in the mobile and wireless end markets, we expect our gross margin to face downward pressure, as these end markets generally have lower average gross margins than the rest of our business. However, we expect this growth will result in improvement to total gross margin dollars and operating profit. In addition, we are focused on efforts to improve both aspects of our gross profit, including through cost improvement and pricing.

We believe our financial position is strong and we remain committed to deliver shareholder value through our share repurchase and dividend programs.

•	Our cash, cash equivalents and short-term investments were $2.5 billion at January 31, 2015.

•	We generated cash flow from operations of $728.9 million during fiscal 2015.

•	We paid cash dividends of $0.24 per share for a total of $122.8 million in fiscal 2015 and we recently announced a dividend of $0.06 per share to be paid in the first quarter of fiscal 2016.

•	We repurchased 5.1 million of our common shares for $65.0 million in fiscal 2015.

We are currently involved in a patent litigation action with CMU (See “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K and “Note 10 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for a further discussion of the risks associated with this matter and other patent litigation matters). A jury has awarded past damages of $1.17 billion, and the Court calculated damages, including enhancement, to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through January 31, 2015 could be as much as $400 million. On May 7, 2014, the District Court entered final judgment and on May 14, 2014, we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., which is set for oral argument in April 2015. We have secured certain surety bonds for the duration of the appeal to stay execution of judgment pending the appeal. See “Note 10 — Commitments and Contingencies — Surety Bonds” in the Notes to the Consolidated Financial Statements for a further discussion of these surety bonds. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology.

A significant number of our products are being incorporated into consumer electronics products, including gaming devices and personal computers, which are subject to significant seasonality and fluctuations in demand. Holiday and back to school buying trends may at times negatively impact our results in the first and fourth quarter, and positively impact our results in the second and third quarter of our fiscal years. In addition, consumer electronics sales are heavily dependent on new product launch timelines and product refreshes. For example, our sales of wireless connectivity products may increase significantly during a period when one of our consumers launches a new gaming console, and these sales may taper significantly after the initial launch period.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue from one customer was 20%, 24% and 24% for fiscal 2015, 2014 and 2013, respectively. Net revenue from a second customer was 13%, 12% and 10% for fiscal 2015, 2014 and 2013, respectively. In fiscal 2013, net revenue from a third customer was 10%. We had net revenue from one distributor representing 11% and 11% for fiscal 2015 and 2013, respectively. No distributors accounted for 10% or greater of total net revenue in fiscal 2014.

Most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers in Asia represented approximately 96%, 95% and 90% of our net revenue for fiscal 2015, 2014 and 2013, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region. Substantially all of our sales are denominated in U.S. dollars.

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

The provision for estimated sales returns and allowances on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. In addition, payments to our customers, in cases where products with potential quality issues are not returned to us and the related quality issue can otherwise not be verified, or where the amount of the payment is not sufficiently supported by the fair value of the quality issue, may be recorded as a reduction of revenue. Actual returns could differ from these estimates. We account for rebates by recording reductions to revenue in the same period that the related revenue is recorded. The amount of these reductions is based upon the terms agreed to with the customers.

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

We recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

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

The recognition and measurement of current taxes payable or refundable, and deferred tax assets and liabilities require that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.

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

As of January 31, 2015, we had a total of $30.7 million in acquired intangible assets. In connection with our IPR&D, we performed a qualitative assessment in 2015 to determine whether it was more likely than not that our IPR&D was impaired. Based on our assessment we recorded a charge of $3.4 million in fiscal 2015 to write off IPR&D related to an abandoned project. In fiscal 2014, we recorded a charge of $8.1 million for the impairment of an acquired intangible asset as a result of our annual impairment evaluation.

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

Results of Operations

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	49.7	48.9	47.1
Research and development	31.4	34.0	33.4
Selling and marketing	3.9	4.5	5.1
General and administrative	3.5	3.1	3.4
Amortization and write-off of acquired intangible assets	0.5	1.3	1.7

Total operating costs and expenses	89.0	91.8	90.7

Operating income	11.0	8.2	9.3
Interest and other income, net	0.6	0.7	0.5

Income before income taxes	11.6	8.9	9.8
Provision (benefit) for income taxes	(0.1)	(0.3)	0.1

Net income	11.7%	9.2%	9.7%

Years Ended January 31, 2015 and February 1, 2014

Net Revenue

	Year Ended
	January 31, 2015	February 1, 2014	% Change in 2015
	(in thousands, except percentage)
Net revenue	$3,706,963	$3,404,400	8.9%

Net revenue is gross revenue, net of accruals for estimated sales returns and rebates. Our net revenue for fiscal 2015 increased by $302.6 million compared to net revenue for fiscal 2014. The increase was led by sales of our mobile and wireless products, particularly in the first half of fiscal 2015, where we saw strong growth from multiple customers who launched their 4G LTE smartphones based on our solutions. In the storage market, we saw higher HDD revenue, which was mostly driven by continued growth for our 500 gigabyte per platter products and increased demand for our products used in enterprise drives at a top North America based HDD customer. Our networking revenue was up 1% in fiscal 2015 over fiscal 2014 due higher demand for enterprise switches and routers.

In the first quarter of fiscal 2016, we expect net revenue to decline, driven by a softening of demand in the PC end market, normal seasonality and slightly higher inventories in the supply chain at the end of the fourth quarter of fiscal 2015.

Cost of Goods Sold

	Year Ended
	January 31, 2015	February 1, 2014	% Change in 2015
	(in thousands, except percentages)
Cost of goods sold	$1,843,706	$1,663,730	10.8%
% of net revenue	49.7%	48.9%

Cost of goods sold as a percentage of net revenue was higher in fiscal 2015 due to a shift in the mix of our revenue, particularly in the first half of fiscal 2015, towards our mobile and wireless products which have a higher average cost of goods sold as a percentage of revenue. In addition, we also had higher inventory write downs and increased royalty expense in fiscal 2015 compared to fiscal 2014. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry; assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect that cost of goods sold as a percentage of net revenue in the first quarter of fiscal 2016 will be slightly higher than the amount in the fourth quarter of fiscal 2015.

Share-Based Compensation Expense

	Year Ended
	January 31, 2015	February 1, 2014
	(in thousands)
Cost of goods sold	$7,972	$8,863
Research and development	94,432	109,432
Selling and marketing	11,469	13,940
General and administrative	23,373	23,638

	$137,246	$155,873

Share-based compensation expense decreased by $18.6 million in fiscal 2015 compared to fiscal 2014. The decrease was primarily due to lower expense related to the employee stock purchase plan. In addition, the reversal of previously recognized expense associated with unvested equity awards that were cancelled as a result of the resignation in February 2014 of our former Chief Technology Officer reduced the fiscal 2015 share-based compensation expense. These decreases were partially offset by new grants of performance-based awards in fiscal 2015 to members of senior management and in April 2014 to our executive officers.

Research and Development

	Year Ended
	January 31, 2015	February 1, 2014	% Change in 2015
	(in thousands, except percentages)
Research and development	$1,164,059	$1,156,885	0.6%
% of net revenue	31.4%	34.0%

Research and development expense increased by $7.2 million in fiscal 2015 compared to fiscal 2014. The increase was primarily attributable to $27.5 million of higher personnel-related costs primarily associated with an increase in incentive compensation expense that were partially offset by lower share-based compensation. In addition, we had $3.8 million of higher depreciation and amortization expenses. These increases were offset by $26.5 million of lower costs primarily for non-recurring engineering services due to higher reimbursement from our customers combined with efforts to closely monitor research and development spending to improve efficiencies. In addition, there was $5.2 million of restructuring and other exit-related costs included in research and development expense in fiscal 2015 compared to $2.9 million in fiscal 2014, which is further described in the restructuring section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selling and Marketing

	Year Ended
	January 31, 2015	February 1, 2014	% Change in 2015
	(in thousands, except percentages)
Selling and marketing	$143,952	$152,698	(5.7)%
% of net revenue	3.9%	4.5%

Selling and marketing expense decreased by $8.7 million in fiscal 2015 compared to fiscal 2014. The decrease was primarily attributable to lower personnel-related costs of $9.7 million due to lower headcount, which was partially offset by slightly higher marketing advertisement activities.

General and Administrative

	Year Ended
	January 31, 2015	February 1, 2014	% Change in 2015
	(in thousands, except percentages)
General and administrative	$130,030	$106,471	22.1%
% of net revenue	3.5%	3.1%

General and administrative expense increased by $23.6 million in fiscal 2015 compared to fiscal 2014. The increase was primarily attributable to higher legal expenses of $8.3 million for ongoing litigation matters and costs of $7.2 million associated with the surety bond to appeal the CMU judgment. Higher incentive compensation expenses of $5.0 million in fiscal 2015 also contributed to the increase in general and administrative expense. In addition, there were $5.2 million of restructuring and other exit-related costs included in general and administrative expense in fiscal 2015 compared to $1.1 million in fiscal 2014.

We expect general and administrative expenses for the first quarter of fiscal 2016 to increase compared to the fourth quarter of fiscal 2015 due to a cash payment to our Chief Executive Officer. See “Note 15 — Subsequent Event” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K for further information.

Amortization and Write-Off of Acquired Intangible Assets

	Year Ended
	January 31, 2015	February 1, 2014	% Change in 2015
	(in thousands, except percentages)
Amortization and write-off of acquired intangible assets	$16,397	$43,925	(62.7)%
% of net revenue	0.5%	1.3%

Amortization and write-off of acquired intangible assets decreased by $27.5 million in fiscal 2015 compared to fiscal 2014. The decrease was due to a reduction in amortization expense as certain intangible assets became fully amortized. In addition, fiscal 2015 included a $3.4 million write off of IPR&D upon our decision to discontinue the related project compared to a write-off of $8.1 million for the impairment of an acquired intangible asset in fiscal 2014.

Restructuring

	Year Ended
	January 31, 2015	February 1, 2014
Research and development	$5,249	$2,886
Selling and marketing	—	795
General and administrative	5,189	1,051
Write-off of acquired intangible assets	3,386	—

	$13,824	$4,732

We recorded a total $13.8 million restructuring charge in fiscal 2015, which included severance costs of $5.2 million and other exit-related costs of $2.0 million, primarily associated with facility closures. In addition, the charge included $3.4 million to write off an acquired intangible asset and a $3.2 million loss related to a lease agreement. The fiscal 2014 restructuring charge primarily related to the closure of two sites for a total cost of $4.2 million for severance and other exit-related costs. See “Note 8 — Restructuring” in the Notes to the Consolidated Financial Statements for a more complete discussion of these restructuring charges.

Interest and Other Income, net

	Year Ended
	January 31, 2015	February 1, 2014	% Change in 2015
	(in thousands, except percentages)
Interest and other income, net	$23,334	$25,566	(8.7)%
% of net revenue	0.6%	0.7%

Interest and other income, net, decreased by $2.2 million in fiscal 2015 compared to fiscal 2014. The decrease was primarily due to the recognition of foreign currency gains, which were $6.9 million lower in fiscal 2015 compared to fiscal 2014. Although the U.S. dollar strengthened over certain foreign currencies in which we had exposures during fiscal 2015, most of our foreign currency gains arose from the revaluation of our foreign currency denominated tax liabilities that were lower in fiscal 2015 compared to fiscal 2014. The decrease in foreign currency gains was partially offset by an increase in interest income from higher average cash and investment balances combined with an increase in other income. Other income included an $8.8 million gain from the sale of an investment in fiscal 2015 compared to a $7.0 million gain from the sale of a business in fiscal 2014.

Benefit for Income Taxes

	Year Ended
	January 31, 2015	February 1, 2014	% Change in 2015
	(in thousands, except percentages)
Benefit for income taxes	$(3,193)	$(9,063)	(64.8)%
% of net revenue	(0.1)%	(0.3)%

We had income tax benefits of 0.7% in fiscal 2015 compared to 3.0% in fiscal 2014. The income tax benefit for fiscal 2015 included the current income tax liability of $17.4 million, plus a $7.4 million increase in current unrecognized tax benefits in non-U.S. jurisdictions. These charges were offset by a reduction in unrecognized tax benefits that arose from the release of $16.4 million due to the expiration of statutes of limitation and a $12.9 million increase in net deferred tax assets. The increase in net deferred tax assets was mostly due to an increase in the Singapore deferred tax assets since we re-negotiated with the Singapore government and in fiscal 2015, they extended the DEI until June 2019. See “Note 9 – Income Taxes” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K for further information.

Years Ended February 1, 2014 and February 2, 2013

Net Revenue

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentage)
Net revenue	$3,404,400	$3,168,630	7.4%

The increase in net revenue of 235.8 million for fiscal 2014 compared to fiscal 2013 was driven by an increase in sales of our storage products, as we continued to see growth for our 500-gigabyte-per-platter products and increased demand for enterprise drives at a top North America based HDD customer. In addition, revenue for SSD controllers increased significantly compared to the prior year, as these products continued to gain traction and popularity. We experienced growth in revenue for our mobile and wireless products in the second half of fiscal 2014 due to successful launches of our new multi-core 3G mobile devices with key OEM’s into mobile handsets and tablets. In addition, we saw increased demand for our wireless products driven by the holiday ramp up of new gaming platforms at two of our customers and the launch of new programs such as the Google Chromecast. However, mobile and wireless revenue was flat year over year as fiscal 2014 included significantly higher revenue from a North American handset customer. The increase in net revenue for fiscal 2014 was partially offset by slightly lower revenue for our networking products, primarily due to a weaker overall market and its effect on our networking customers.

Cost of Goods Sold

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentages)
Cost of goods sold	$1,663,730	$1,493,497	11.4%
% of net revenue	48.9%	47.1%

Cost of goods sold as a percentage of net revenue was higher in fiscal 2014. Although we continued to benefit from lower commodity costs driven by our replacement of gold in our products with copper, manufacturing costs were higher in fiscal 2014 due to increased royalty expense and the ramp up of new product designs in consumer-oriented products.

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

Research and development expense increased by $99.4 million in fiscal 2014 compared to fiscal 2013, primarily attributable to higher personnel-related costs as a result of increased headcount in fiscal 2014 to support new designs, higher share-based compensation and higher average employee compensation. The increase in expense also reflected higher computer-aided design tool costs, and higher depreciation and amortization costs as we continued to invest in the development of innovative solutions.

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

Amortization and write-off of acquired intangible assets decreased by $8.8 million in fiscal 2014 compared to fiscal 2013. The decrease was primarily due to certain intangible assets that became fully amortized. In addition, fiscal 2014 included a write-off of $8.1 million for the impairment of an acquired intangible asset compared to fiscal 2014, which included a $0.8 million write-off of IPR&D related to an abandoned project.

Interest and Other Income, net

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentages)
Interest and other income, net	$25,566	$15,533	64.6%
% of net revenue	0.7%	0.5%

Interest and other income, net, increased by $10.0 million in fiscal 2014 as compared to fiscal 2013, primarily due to a $7.0 million gain on the sale of a business (see “Note 2 — Divestiture” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K for further information) and the impact of the strengthening of the U.S. dollar on our foreign currency denominated tax liabilities. This was partially offset by lower interest income from lower average cash and investment balances, lower realized investment gains, and higher imputed interest expense related to technology license obligations during fiscal 2014. We also had $1.5 million in write downs of equity investments in fiscal 2014.

Provision (benefit) for Income Taxes

	Year Ended
	February 1, 2014	February 2, 2013	% Change in 2014
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(9,063)	$3,605	(351.4)%
% of net revenue	(0.3)%	0.1%

We had an income tax benefit of 3.0% in fiscal 2014 compared to an effective tax rate of 1.2% in fiscal 2013. The income tax benefit for fiscal 2014 included the current income tax liability of $13.2 million plus a $3.9 million reduction in net deferred tax assets that included $1.2 million charge for the settlement of an audit in a non-U.S. jurisdiction. These tax charges were offset by a net reduction in unrecognized tax benefits of $22.6 million combined with a $3.9 million tax benefit due to return-to-provision adjustments upon filing of tax returns in fiscal 2014 that included a $0.5 million benefit from the settlement of an audit in a non-U.S. jurisdiction. The reduction in net deferred tax assets was mostly due to an increase in the Singapore deferred tax liability since the Singapore government had not yet granted an extension of the tax incentive arrangement in Singapore which was then expected to expire in June 2014. See “Note 9 — Income Taxes” in our Notes to the Consolidated Financial Statements set forth in Part II, Item 8 of the Annual Report on Form 10-K for further information. The net reduction in unrecognized tax benefits primarily arose from the expiration of statute of limitations in non-U.S. jurisdictions and from the settlement of two audits in non-U.S. jurisdictions less an increase in current unrecognized tax estimates.

Liquidity and Capital Resources

Our principal source of liquidity as of January 31, 2015 consisted of approximately $2.5 billion of cash, cash equivalents and short-term investments, of which approximately $900 million was held by foreign subsidiaries (outside Bermuda). Approximately $400 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, Singapore, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $100 million. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects, and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations. Specifically, with respect to the CMU litigation, a jury has awarded past damages of $1.17 billion plus enhancements. Based on a series of post-trial rulings, the District Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through January 31, 2015 could be as much as $400 million. On May 7, 2014, the District Court entered final judgment and on May 14, 2014 we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., which is set for oral argument in April 2015. We have secured certain surety bonds for the duration of the appeal to stay execution of judgment pending the appeal. See “Note 10 — Commitments and Contingencies — Surety Bonds” in the Notes to the Consolidated Financial Statements for a further discussion of these surety bonds. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology. See the section entitled “Off-Balance Sheet Arrangements” below for a discussion of the effects on liquidity from the CMU litigation.

To the extent that our existing cash, cash equivalents and short-term investments, and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also enter into additional acquisitions of businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

On February 19, 2015, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on April 2, 2015 to shareholders of record as of March 12, 2015.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $728.9 million for fiscal 2015 compared to $448.0 million for fiscal 2014 and $729.0 million for fiscal 2013. The cash inflows from operations for fiscal 2015 were primarily due to $673.5 million of net income adjusted for non-cash items and positive working capital changes of $55.4 million. The positive impact on working capital was primarily driven by a decrease in accounts receivable due to improved collections and a decrease in inventories, combined with an increase in accrued employee compensation as a result of higher incentive compensation. The positive effect on working capital was partially offset by decreases in accounts payable, and accrued liabilities and other non-current liabilities due the timing of payments.

The cash inflows from operations for fiscal 2014 were primarily due to $623.0 million of net income adjusted for non-cash items and positive working capital changes of $175.0 million. The negative change in working capital for fiscal 2014 was primarily driven by an increase in accounts receivable from higher revenue levels and higher inventories due to the ramp up of new products.

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

Net Cash Provided by and (Used in) Investing Activities

Net cash used in investing activities was $368.9 million for fiscal 2015 compared to net cash provided by investing activities of $74.8 million for fiscal 2014 and $178.8 million for fiscal 2013. For fiscal 2015, net cash used in investing activities was primarily due to purchases of available-for-sale securities of $1.1 billion, offset by the sales and maturities of available-for-sale securities of $826.3 million. In addition, we paid $63.0 million for the purchase of property and equipment, and $16.4 million for the purchase of technology licenses.

For fiscal 2014, net cash provided by investing activities was primarily generated from the sale and maturities of available-for-sale securities of $995.0 million less purchases of available-for-sale securities of $837.9 million. The net cash inflow from available-for-sale securities in fiscal 2014 was partially offset by the purchases of $66.6 million of property and equipment, and $17.6 million of IP licenses.

For fiscal 2013, net cash provided by investing activities was primarily generated from the sale and maturities of available-for-sale securities of $1.8 billion less purchases of available-for-sale securities of $1.5 billion. The net cash inflow from available-for-sale securities in fiscal 2013 was partially offset by the purchases of $68.2 million of property and equipment, and $35.0 million of IP licenses.

Net Cash Used in Financing Activities

Net cash used in financing activities was $114.8 million for fiscal 2015 compared to $309.0 million for fiscal 2014 and $940.8 million for fiscal 2013. For fiscal 2015, net cash used in financing activities was primarily attributable to payments of our quarterly cash dividends of $122.8 million and repurchases under our share repurchase program of our common shares in the open market for $65.0 million. The cash outflow was partially offset by net proceeds of $85.9 million from the issuance of our common shares under our share-based plans less the minimum tax withholding on behalf of employees for net share settlements.

For fiscal 2014, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program of $376.3 million and payment of our quarterly cash dividends of $119.4 million in fiscal 2014. The cash outflow was partially offset by net proceeds of $194.1 million from the issuance of our common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

For fiscal 2013, net cash used in financing activities was primarily attributable to repurchases under our share repurchase program of $959.1 million. Of this amount, $22.2 million was unpaid and included in accrued liabilities as of February 2, 2013. We also paid cash dividends of $98.8 million in fiscal 2013. The cash outflow was partially offset by net proceeds of $94.8 million from the issuance of our common shares under our share-based plans less the minimum tax withholding paid on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

On May 14, 2014, we filed a Notice of Appeal to appeal the final judgment issued by the District Court in the CMU litigation. In order to stay the execution of the final judgment pending its appeal, we filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. If the judgment is affirmed after the completion of all appellate proceedings, and we do not thereafter fully satisfy the judgment within thirty days, the sureties are obligated under the bond to make payment to CMU. In support of the bond, we entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash is considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. The indemnity agreements will remain outstanding for as long as the underlying bond remains outstanding. See also “Note 10 — Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for a further discussion of this matter.

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through January 31, 2015 could be as much as $400 million. On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $139 million at January 31, 2015. We and CMU have agreed that the second bond and commitment satisfy the security for ongoing royalties while the appeal is pending.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2015, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations and Commitments

Under our manufacturing relationships with our foundry partners, cancellation of outstanding purchase orders is allowed but requires repayment of all expenses incurred through the date of cancellation. As of January 31, 2015, these foundries had incurred approximately $252.1 million of manufacturing costs and expenses relating to our outstanding purchase orders.

The following table summarizes our contractual obligations as of January 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Obligations by Fiscal Year
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations:
Facilities operating leases, net	$23,251	$11,885	$5,113	$1,622	$1,594	$3,542	$47,007
CAD and other operating leases	48,238	30,435	7,496	1,078	1,078	180	88,505
Purchase commitments to foundries	252,063	—	—	—	—	—	252,063
Capital purchase obligations	39,133	—	—	—	—	—	39,133
Technology license obligations	13,145	7,869	9,180	—	—	—	30,194
Other non-current obligations (1)	—	6,346	2,000	2,000	2,000	2,784	15,130

Total contractual cash obligations	$375,830	$56,535	$23,789	$4,700	$4,672	$6,506	$472,032

(1)	Amounts represent anticipated future cash payments, including anticipated interest payments not recorded in the consolidated balance sheet.

In addition to the above commitments and contingencies, as of January 31, 2015, we have $38.5 million of unrecognized tax benefits as liabilities. We also have a liability for potential interest and penalties of $27.7 million as of January 31, 2015. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $20 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.

Prospective Capital Needs

We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations. Specifically, with respect to the CMU litigation, a jury has awarded past damages of $1.17 billion plus enhancements. Based on a series of post-trial rulings, the District Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through January 31, 2015 could be as much as $400 million. On May 7, 2014, the District Court entered final judgment and on May 14, 2014 we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., which is set for oral argument in April 2015. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology. See the sections entitled “Liquidity and Capital Resources” and “Off-Balance Sheet Arrangements” above for discussions of the effects on liquidity from the CMU litigation.

To the extent that our existing cash, cash equivalents and short-term investments, and cash generated by operations are insufficient to fund our future activities, we may need to raise additional funds through public or private debt or equity financing. We may also enter into additional acquisitions of businesses, purchase assets or enter into other strategic arrangements in the future, which could also require us to seek debt or equity financing. Additional equity financing or convertible debt financing may be dilutive to our current shareholders. If we elect to raise additional funds, we may not be able to obtain such funds on a timely basis or on acceptable terms, if at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to our common shares.

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

Interest Rate Risk.    Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of January 31, 2015. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and agency debt, time deposits, money market funds, corporate debt securities and asset backed securities. These investments are classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of January 31, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $18.8 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not result in any cash flow impact.

Investment Risk.    We invest in equity instruments of privately-held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $9.3 million at January 31, 2015, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Foreign Currency Exchange Risk.    Substantially all of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies, and these expenses may be higher or lower in U.S. dollar terms. Furthermore, our operations in Israel and China represent a large portion of our total foreign currency exposure. We may also hold certain assets and liabilities, including potential tax liabilities in local currency on our balance sheet. These tax liabilities would be settled in local currency. Therefore, foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other income, net. The related effects of foreign exchange fluctuations on local currency expenses are recorded to operating expenses. Significant fluctuations in exchange rates in countries where we incur expenses or record assets or liabilities in local currency could affect our business and operating results in the future. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular hedge a portion of the forecasted Israeli shekel and Chinese yuan expenses. We enter into certain short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses and purchases denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. Financial instruments not designated as hedges or hedges deemed ineffective are recorded in interest and other income, net. We do not hedge our tax liabilities denominated in local currency on our balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Marvell Technology Group Ltd.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Marvell Technology Group Ltd. and its subsidiaries at January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 26, 2015

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,210,977	$965,750
Short-term investments	1,318,578	1,003,655
Accounts receivable, net of provision for sales returns and allowances of $2,112 and $2,294 in fiscal 2015 and 2014, respectively	420,955	453,496
Inventories	308,162	347,861
Prepaid expenses and other current assets	68,140	56,952
Deferred income taxes	17,228	11,506

Total current assets	3,344,040	2,839,220
Property and equipment, net	340,639	356,165
Long-term investments	10,226	16,279
Goodwill	2,029,945	2,029,945
Acquired intangible assets, net	30,698	49,035
Other non-current assets	128,839	160,366

Total assets	$5,884,387	$5,451,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$282,899	$316,389
Accrued liabilities	131,388	161,762
Accrued employee compensation	154,969	111,408
Deferred income	68,120	61,747

Total current liabilities	637,376	651,306
Non-current income taxes payable	68,729	81,325
Other non-current liabilities	32,193	42,469

Total liabilities	738,298	775,100

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.002 par value; 8,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.002 par value; 992,000 shares authorized; 515,037 and 502,405 shares issued and outstanding in fiscal 2015 and 2014, respectively	1,030	1,005
Additional paid-in capital	3,099,548	2,941,650
Accumulated other comprehensive income	308	597
Retained earnings	2,045,203	1,732,658

Total shareholders’ equity	5,146,089	4,675,910

Total liabilities and shareholders’ equity	$5,884,387	$5,451,010

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net revenue	$3,706,963	$3,404,400	$3,168,630
Operating costs and expenses:
Cost of goods sold	1,843,706	1,663,730	1,493,497
Research and development	1,164,059	1,156,885	1,057,445
Selling and marketing	143,952	152,698	161,817
General and administrative	130,030	106,471	108,514
Amortization and write-off of acquired intangible assets	16,397	43,925	52,700

Total operating costs and expenses	3,298,144	3,123,709	2,873,973

Operating income	408,819	280,691	294,657
Interest and other income, net	23,334	25,566	15,533

Income before income taxes	432,153	306,257	310,190
Provision (benefit) for income taxes	(3,193)	(9,063)	3,605

Net income	$435,346	$315,320	$306,585

Net income per share:
Basic	$0.85	$0.64	$0.55

Diluted	$0.84	$0.63	$0.54

Weighted average shares:
Basic	511,089	496,518	555,310

Diluted	520,760	504,413	563,123

Cash dividends declared per share	$0.24	$0.24	$0.18

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$435,346	$315,320	$306,585
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	1,234	(208)	(960)
Net change in unrealized gain (loss) on auction rate securities	597	(190)	(1,396)
Net change in unrealized gain (loss) on cash flow hedges	(2,120)	(153)	2,728

Other comprehensive income (loss), net	(289)	(551)	372

Comprehensive income	$435,057	$314,769	$306,957

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance at January 28, 2012	583,671	1,167	3,683,112	776	1,328,963	5,014,018
Shares issued pursuant to stock options and awards, net	8,090	17	28,394	—	—	28,411
Issuance of common stock under the employee stock purchase plan	7,578	15	66,411	—	—	66,426
Share-based compensation	—	—	126,683	—	—	126,683
Tax deficiency from employee stock transactions	—	—	(52)	—	—	(52)
Repurchase of common stock	(91,001)	(182)	(958,905)	—	—	(959,087)
Cash dividends declared and paid (cumulatively $0.18 per share)	—	—	—	—	(98,761)	(98,761)
Net income	—	—	—	—	306,585	306,585
Other comprehensive income	—	—	—	372	—	372

Balance at February 2, 2013	508,338	1,017	2,945,643	1,148	1,536,787	4,484,595
Shares issued pursuant to stock options and awards, net	17,479	35	122,392	—	—	122,427
Issuance of common stock under the employee stock purchase plan	9,701	19	71,644	—	—	71,663
Share-based compensation	—	—	156,126	—	—	156,126
Tax deficiency from employee stock transactions	—	—	(88)	—	—	(88)
Repurchase of common stock	(33,113)	(66)	(354,067)	—	—	(354,133)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(119,449)	(119,449)
Net income	—	—	—	—	315,320	315,320
Other comprehensive loss	—	—	—	(551)	—	(551)

Balance at February 1, 2014	502,405	1,005	2,941,650	597	1,732,658	4,675,910
Shares issued pursuant to stock options and awards, net	8,012	16	11,529	—	—	11,545
Issuance of common stock under the employee stock purchase plan	9,690	19	74,299	—	—	74,318
Share-based compensation	—	—	137,001	—	—	137,001
Tax benefit from employee stock transactions	—	—	21	—	—	21
Repurchase of common stock	(5,070)	(10)	(64,952)	—	—	(64,962)
Cash dividends declared and paid (cumulatively $0.24 per share)	—	—	—	—	(122,801)	(122,801)
Net income	—	—	—	—	435,346	435,346
Other comprehensive loss	—	—	—	(289)	—	(289)

Balance at January 31, 2015	515,037	$1,030	$3,099,548	$308	$2,045,203	$5,146,089

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net income	$435,346	$315,320	$306,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,248	102,752	91,028
Share-based compensation	137,246	155,873	127,280
Amortization and write-off of acquired intangible assets	18,337	44,006	52,700
Gain on sale of business	—	(6,975)	—
Other expense, net	(10,629)	8,178	7,392
Excess tax benefits from share-based compensation	(145)	(20)	(58)
Deferred income tax	(12,913)	3,919	7,026
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	34,165	(123,258)	77,025
Inventories	39,454	(97,188)	103,102
Prepaid expenses and other assets	5,788	19,458	(6,894)
Accounts payable	(43,871)	39,791	(24,304)
Accrued liabilities and other non-current liabilities	(30,024)	(9,627)	8,014
Accrued employee compensation	43,561	(5,787)	(20,050)
Deferred income	6,373	1,597	191

Net cash provided by operating activities	728,936	448,039	729,037

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,128,319)	(837,892)	(1,543,902)
Sales and maturities of available-for-sale securities	826,310	995,039	1,835,655
Investments in privately-held companies	(701)	(1,869)	(8,750)
Proceeds from sale of an investment in a privately-held company	13,220	—	—
Cash paid for acquisitions, net	—	(2,551)	(1,000)
Proceeds from sale of business	—	6,306	—
Purchases of technology licenses	(16,424)	(17,647)	(35,002)
Purchases of property and equipment	(63,030)	(66,593)	(68,186)

Net cash provided by (used in) investing activities	(368,944)	74,793	178,815

Cash flows from financing activities:
Repurchase of common stock	(64,962)	(376,285)	(936,935)
Proceeds from employee stock plans	112,357	204,962	104,936
Minimum tax withholding paid on behalf of employees for net share settlement	(26,494)	(10,872)	(10,099)
Dividend payments to shareholders	(122,801)	(119,449)	(98,761)
Payments on technology license obligations	(13,010)	(7,411)	—
Excess tax benefits from share-based compensation	145	20	58

Net cash used in financing activities	(114,765)	(309,035)	(940,801)

Net increase (decrease) in cash and cash equivalents	245,227	213,797	(32,949)
Cash and cash equivalents at beginning of the year	965,750	751,953	784,902

Cash and cash equivalents at end of the year	$1,210,977	$965,750	$751,953

Supplemental cash flow information:
Cash paid for interest	$1,167	$1,873	$563

Cash paid for income taxes, net	$15,727	$9,385	$16,813

Non-Cash Investing and Financing Activities:
Purchase of intellectual property under license obligations	$—	$8,900	$42,692

See accompanying Notes to Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and its Significant Accounting Policies

The Company

Marvell Technology Group Ltd., a Bermuda company (the “Company”), is a leading global semiconductor provider of high-performance application-specific standard products. The Company’s core strength of expertise is the development of complex System-on-a-Chip and System-in-a-Package devices, leveraging its extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and stand alone integrated circuits. The majority of the Company’s product portfolio leverages the ARM technology portfolio. The Company also develops platforms that it defines as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution compared to individual components. The Company’s broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, mobile handsets, connectivity, Internet-of-Things devices and other consumer electronics.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2015 and 2014 each had a 52-week period, and fiscal 2013 had a 53-week period.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments in privately-held companies are subject to a periodic impairment review. Investments are considered impaired when the fair value is below the investment’s cost basis and the decline in value is judged to be other-than-temporary. This assessment is based on a qualitative and quantitative analysis, including, but not limited to, the investee’s revenue and earnings trends, available cash and liquidity, and the status of the investee’s products and the related market for such products. During fiscal 2014, the Company recorded a charge of $1.5 million to write down equity investments that were considered to be impaired. There were no such charges recorded in fiscal 2015 and 2013.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and short-term investments balances are maintained with high-quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company believes that the concentration of credit risk in its trade receivables, which consists of a customer base located primarily in the Asia Pacific Region, is substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial conditions and limits the amount of credit extended when deemed necessary based upon payment history and the customer’s current credit worthiness, but generally requires no collateral. The Company regularly reviews the allowance for bad debt and doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

The Company’s accounts receivable was concentrated with two customers at January 31, 2015, representing 15% and 14% of gross accounts receivable, respectively, and with one customer at February 1, 2014, representing 13% of gross accounts receivable.

The allowance for doubtful accounts at January 31, 2015 and February 1, 2014 was $1.2 million and $1.3 million, respectively. Please see “Note 1 – The Company and its Significant Accounting Policies – Revenue Recognition” for additional information on sales returns and allowances.

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s net revenue. Net revenue from one customer was 20%, 24% and 24% for fiscal 2015, 2014 and 2013, respectively. Net revenue from a second customer was 13%, 12% and 10% for fiscal 2015, 2014 and 2013, respectively. In fiscal 2013, net revenue from a third customer was 10%.

The Company also had net revenue from one distributor representing 11% and 11% for fiscal 2015 and 2013, respectively. No distributors accounted for 10% or greater of total net revenue in fiscal 2014. The Company continuously monitors the creditworthiness of its distributors and believes these distributors’ sales to diverse end customers and to diverse geographies further serve to mitigate the Company’s exposure to credit risk.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment annually or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step quantitative impairment test is performed. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. As the Company has only one reporting unit, the fair value of the reporting unit is determined by taking the market capitalization of the Company as determined through quoted market prices and adjusted for control premiums and other relevant factors. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Compensation

Share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company amortizes share-based compensation expense for time-based and market-based awards under the straight-line attribution method over the vesting period, which is generally four years for annual grants to employees and five years for new hire grants. Performance-based awards are amortized using the accelerated method. For stock purchase rights under the stock purchase plan, the company amortized share-based compensation expense ratably over the two-year offering period.

The Company estimates the fair value of time-based stock option and stock purchase awards on the date of grant using the Black Scholes option-pricing model. The fair value of market-based stock option awards is estimated on the date of grant using a Monte Carlo simulation model. The value of the portion of the awards that is ultimately expected to vest is recognized as expense over the requisite service periods. The Black Scholes and Monte Carlo models incorporate various highly subjective assumptions including expected term of awards, expected future stock price volatility and expected forfeiture rates.

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

Comprehensive Income

Comprehensive income is comprised of net income and unrealized gains and losses, net of tax, on available-for-sale securities, auction rate securities and cash flow hedges. Accumulated other comprehensive income, as presented on the accompanying balance sheets, consists of net unrealized gains and losses on available-for-sale securities, auction rate securities and cash flow hedges, net of tax.

Accounting for Income Taxes

The Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

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

The Company is subject to income tax audits by the respective tax authorities in each jurisdiction in which the Company operates. The Company recognizes the effect of income tax positions only if these positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available at the reporting date. The Company adopted this guidance in fiscal 2015 on a prospective basis and presented a portion of its unrecognized tax benefits as a reduction of its deferred tax assets on the face of the consolidated balance sheet as of January 31, 2015. See also “Note 9 — Income Taxes” in the Notes to the Consolidated Financial Statements.”

Accounting Pronouncements Not Yet Effective

In April 2014, the FASB issued an amendment to its guidance regarding the reporting requirements of discontinued operations. Under this amended guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In addition, this amendment requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position and additional disclosures about discontinued operations. This amended guidance is effective for annual and interim reporting periods beginning after December 15, 2014. The Company expects this guidance to have an impact on its financial statements only in the event of a future disposition which meets the criteria.

In May 2014, the FASB issued a new standard on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The core principal of the standard is that an entity should recognize revenue when a customer has control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and assets recognized from costs incurred to obtain or fulfill a contract, including significant judgments and changes in judgments. This standard is effective for annual and interim reporting periods beginning after December 15, 2016 and will be effective for the Company’s first quarter of fiscal 2018. Early adoption is not permitted. The standard allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adoption on its financial statements.

Note 2 — Acquisitions and Divestitures

The Company had no acquisitions or divestitures in fiscal 2015.

Acquisitions

Fiscal 2014 and 2013. Acquisitions completed by the Company during fiscal 2014 or 2013 were not significant individually or in the aggregate.

Divestiture

Fiscal 2014. The Company exited one of its businesses and sold certain assets to an unrelated third party as part of cost reduction efforts related to related restructuring actions in fiscal 2014. See “Note 8 – Restructuring”

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for further information. The transaction primarily included the sale of intellectual property and equipment with a carrying value of $0.1 million. The Company also wrote off $2.6 million of goodwill allocated to the business based on the relative fair values of the business and the Company’s remaining reporting unit. The buyer also hired the former employees of the business. As part of the transaction, the Company received a license to the intellectual property it sold. It also entered into a separate support services agreement with the buyer to cover an 18-month period. As a result of the sale of this business, the Company recorded a gain of $7.0 million, which is included in interest and other income, net, in the consolidated statement of operations.

Note 3 — Investments

The following tables summarize the Company’s investments (in thousands):

	As of January 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$983,008	$3,872	$(563)	$986,317
U.S. government and agency debt	178,898	265	(7)	179,156
Asset backed securities	91,432	108	(9)	91,531
Foreign government and agency debt	28,051	61	(2)	28,110
Municipal debt securities	33,421	47	(4)	33,464

Total short-term investments	1,314,810	4,353	(585)	1,318,578
Long-term investments:
Available-for-sale:
Auction rate securities	12,500	—	(2,274)	10,226

Total long-term investments	12,500	—	(2,274)	10,226

Total investments	$1,327,310	$4,353	$(2,859)	$1,328,804

	As of February 1, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$587,095	$2,789	$(370)	$589,514
U.S. government and agency debt	301,423	128	(72)	301,479
Asset backed securities	76,220	89	(38)	76,271
Foreign government and agency debt	20,324	12	(44)	20,292
Municipal debt securities	16,059	44	(4)	16,099

Total short-term investments	1,001,121	3,062	(528)	1,003,655
Long-term investments:
Available-for-sale:
Auction rate securities	19,150	—	(2,871)	16,279

Total long-term investments	19,150	—	(2,871)	16,279

Total investments	$1,020,271	$3,062	$(3,399)	$1,019,934

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2015, the Company’s investment portfolio included auction rate securities with an aggregate par value of $12.5 million. Although these securities have continued to pay interest and show an improvement in the underlying collateralization, there is currently limited trading volume. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of the auction rate securities as of January 31, 2015 was $2.3 million less than the par value and was recorded in long-term investments. Based on the Company’s balance of approximately $2.5 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Gross realized gains and gross realized losses on sales of available-for-sales securities are presented in the following table (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Gross realized gains	$1,618	$1,567	$3,557
Gross realized losses	(169)	(268)	(319)

Total net realized gains	$1,449	$1,299	$3,238

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	January 31, 2015		February 1, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$361,108	$361,396	$309,543	$309,861
Due between one and five years	950,702	954,151	686,062	688,280
Due over five years	15,500	13,257	24,666	21,793

	$1,327,310	$1,328,804	$1,020,271	$1,019,934

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	January 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$243,699	$(558)	$2,005	$(5)	$245,704	$(563)
U.S. government and agency debt	32,165	(7)	—	—	32,165	(7)
Asset backed securities	25,053	(9)	—	—	25,053	(9)
Foreign government and agency debt	2,999	(2)	—	—	2,999	(2)
Municipal debt securities	2,845	(4)	—	—	2,845	(4)
Auction rate securities	—	—	10,226	(2,274)	10,226	(2,274)

Total securities	$306,761	$(580)	$12,231	$(2,279)	$318,992	$(2,859)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 1, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$110,903	$(366)	$2,105	$(4)	$113,008	$(370)
U.S. government and agency debt	93,118	(72)	—	—	93,118	(72)
Asset backed securities	18,865	(19)	1,912	(19)	20,777	(38)
Foreign government and agency debt	14,299	(44)	—	—	14,299	(44)
Municipal debt securities	723	(4)	—	—	723	(4)
Auction rate securities	—	—	16,279	(2,871)	16,279	(2,871)

Total securities	$237,908	$(505)	$20,296	$(2,894)	$258,204	$(3,399)

Note 4 — Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	January 31, 2015	February 1, 2014
Cash and cash equivalents:
Cash	$864,680	$694,789
Cash equivalents:
Time deposits	213,012	247,958
U.S. government and agency debt	—	11,999
Municipal debt securities	—	4,800
Corporate debt securities	21,999	3,400
Money market funds	111,286	2,804

Cash and cash equivalents	$1,210,977	$965,750

	January 31, 2015	February 1, 2014
Inventories:
Work-in-process	$183,869	$195,495
Finished goods	124,293	152,366

Inventories	$308,162	$347,861

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2015	February 1, 2014
Property and equipment, net:
Machinery and equipment	$601,961	$562,038
Buildings	144,320	144,320
Computer software	99,312	96,096
Land	53,373	53,373
Building improvements	49,753	49,645
Leasehold improvements	51,434	49,060
Furniture and fixtures	27,883	27,621
Construction in progress	6,167	2,911

	1,034,203	985,064
Less: Accumulated depreciation	(693,564)	(628,899)

Property and equipment, net	$340,639	$356,165

The Company recorded depreciation expense of $78.3 million, $77.2 million and $70.7 million for fiscal 2015, 2014 and 2013, respectively.

	January 31, 2015	February 1, 2014
Other non-current assets:
Technology and other licenses	$61,217	$83,521
Deferred tax assets	22,273	19,282
Investments in privately-held companies	9,267	14,565
Prepaid land use rights	13,432	13,744
Deposits	7,903	12,433
Other	14,747	16,821

Other non-current assets	$128,839	$160,366

Amortization of technology and other licenses was $27.9 million, $25.6 million and $20.3 million in fiscal 2015, 2014 and 2013, respectively.

	January 31, 2015	February 1, 2014
Accrued liabilities:
Accrued rebates	$39,105	$61,616
Accrued royalties	24,680	36,568
Technology license obligations	14,428	18,482
Accrued legal expense	10,027	14,589
Other	43,148	30,507

Accrued liabilities	$131,388	$161,762

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2015	February 1, 2014
Other non-current liabilities:
Technology license obligations	$16,468	$28,959
Long-term accrued employee compensation	4,610	4,370
Other	11,115	9,140

Other non-current liabilities	$32,193	$42,469

Accumulated other comprehensive income:

The changes in accumulated other comprehensive income by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Loss on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 1, 2014	$2,534	$(2,871)	$934	$597
Other comprehensive income (loss) before reclassifications	2,479	85	(2,338)	226
Amounts reclassified from accumulated other comprehensive income	(1,245)	512	218	(515)

Net current-period other comprehensive income (loss)	1,234	597	(2,120)	(289)

Balance at January 31, 2015	$3,768	$(2,274)	$(1,186)	$308

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Loss on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 2, 2013	$2,742	$(2,681)	$1,087	$1,148
Other comprehensive income (loss) before reclassifications	931	(190)	3,466	4,207
Amounts reclassified from accumulated other comprehensive income	(1,139)	—	(3,619)	(4,758)

Net current-period other comprehensive loss	(208)	(190)	(153)	(551)

Balance at February 1, 2014	$2,534	$(2,871)	$934	$597

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts reclassified from accumulated other comprehensive income by components are presented in the following table (in thousands):

	Year Ended
Affected Line Item in the Statement of Operations	January 31, 2015	February 1, 2014	February 2, 2013
Interest and other income, net:
Available-for-sale securities:
Marketable securities	$1,245	$1,139	$3,101
Auction rate securities	(512)	—	—
Cash flow hedges:
Research and development	(198)	3,329	(2,283)
Selling and marketing	(8)	266	(135)
General and administrative	(12)	24	(77)

Total	$515	$4,758	$606

Consolidated Statement of Operations

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Interest and other income, net:
Interest income	$11,370	9,379	12,357
Realized gain on investments	1,449	1,299	3,238
Currency translation gain (loss)	1,871	8,739	(1,908)
Other income	9,811	8,025	2,409
Interest expense	(1,167)	(1,876)	(563)

	$23,334	$25,566	$15,533

Net income per share

The Company reports both basic net income per share, which is based on the weighted average number of shares outstanding, and diluted net income per share, which is based on the weighted average number of shares

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding and potentially dilutive shares. The computations of basic and diluted net income per share are presented in the following table (in thousands, except per share amounts):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Numerator:
Net income	$435,346	$315,320	$306,585

Denominator:
Weighted average shares — basic	511,089	496,518	555,310
Effect of dilutive securities:
Share-based awards	9,671	7,895	7,813

Weighted average shares — diluted	520,760	504,413	563,123

Net income per share:
Basic	$0.85	$0.64	$0.55
Diluted	$0.84	$0.63	$0.54

Anti-dilutive potential shares are presented in the following table (in thousands, except per share amounts):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Weighted average shares outstanding from stock options:
Time-based options	22,485	36,882	25,133
Market-based options	2,288	2,711	2,991

	24,773	39,593	28,124

Weighted average exercise price:
Time-based options	$17.58	$15.12	$17.72

Market-based options	$15.43	$15.43	$15.43

Total	$17.38	$15.14	$17.48

Anti-dilutive potential shares for stock options are excluded from the calculation of diluted earnings per share for the periods reported above because either their exercise price exceeded the average market price during the period or certain stock options with exercise prices less than the average market price were determined to be anti-dilutive based on applying the treasury stock method.

Note 5 — Derivative Financial Instruments

The Company manages some of its foreign currency exchange rate risk through the purchase of foreign currency exchange contracts that hedge against the short-term effect of currency fluctuations. The Company’s policy is to enter into foreign currency forward contracts with maturities less than 12 months that mitigate the effect of rate fluctuations on certain local currency denominated operating expenses. All derivative instruments are recorded at fair value in either prepaid expenses and other current assets or accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. The Company uses quoted prices to value its derivative instruments.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	January 31, 2015	February 1, 2014
Israeli shekel	$51,326	$39,670
Euro	—	5,718
Swedish krona	—	3,709

	$51,326	$49,097

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

Other Foreign Currency Forward Contracts. The Company may enter into foreign currency forward exchange contracts to hedge certain assets and liabilities denominated in various foreign currencies that it does not designate as hedges for accounting purposes. The maturities of these contracts are generally less than 12 months. Gains or losses arising from the remeasurement of these contracts to fair value each period are recorded in interest and other income, net.

The fair value of foreign currency exchange contracts was not significant as of any period presented.

The following table provides information about gains (losses) associated with our derivative financial instruments (in thousands):

	Location of Gains (Losses) Location of Gains (Losses) in Statement of Operations	Amount of Gains (Losses) in Statement of Operations for the year ended
		January 31, 2015	February 1, 2014	February 2, 2013
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$(1,930)	$3,099	$(1,909)
	Selling and marketing	(24)	23	(13)
	General and administrative	(157)	246	(155)

		$(2,111)	$3,368	$(2,077)

The portion of gains excluded from the assessment of hedge effectiveness are included in interest and other income, net, and these amounts were $0.2 million, $0.5 million and $0.4 million in fiscal 2015, 2014 and 2013, respectively. In addition, realized losses from forward contracts that are not designated as hedging instruments that are included in interest and other income, net, were not material in fiscal 2015, 2014 and 2013. The Company also reports hedge ineffectiveness from derivative financial instruments in current earnings, which were not material in fiscal 2015, 2014 and 2013. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Fair Value Measurements

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets and liabilities include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset back securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, foreign currency forward contracts and the severance pay fund are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.2% of total assets as of January 31, 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of January 31, 2015 and February 1, 2014. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at January 31, 2015
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$111,286	$—	$—	$111,286
Time deposits	—	213,012	—	213,012
Corporate debt securities	—	21,999	—	21,999
Short-term investments:
U.S. government and agency debt	179,156	—	—	179,156
Corporate debt securities	—	986,317	—	986,317
Asset backed securities	—	91,531	—	91,531
Foreign government and agency debt	—	28,110	—	28,110
Municipal debt securities	—	33,464	—	33,464
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	124	—	124
Long-term investments:
Auction rate securities	—	—	10,226	10,226
Other non-current assets:
Severance pay fund	—	1,758	—	1,758

Total assets	$290,442	$1,376,315	$10,226	$1,676,983

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$1,379	$—	$1,379

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at February 1, 2014
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$2,804	$—	$—	$2,804
Time deposits	—	247,958	—	247,958
Municipal debt securities	—	4,800	—	4,800
U.S. government and agency debt	11,999		—	11,999
Corporate debt securities	—	3,400	—	3,400
Short-term investments:
U.S. government and agency debt	301,479	—	—	301,479
Corporate debt securities	—	589,514	—	589,514
Asset backed securities	—	76,271	—	76,271
Foreign government and agency debt	—	20,292	—	20,292
Municipal debt securities	—	16,099	—	16,099
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	1,012	—	1,012
Long-term investments:
Auction rate securities	—	—	16,279	16,279
Other non-current assets:
Severance pay fund	—	2,193	—	2,193

Total assets	$316,282	$961,539	$16,279	$1,294,100

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$26	$—	$26

The following table summarizes the change in fair values for Level 3 assets for the year ended January 31, 2015 and February 1, 2014 (in thousands):

Level 3
Changes in fair value during the year (pre-tax):
Ending balance at February 2, 2013	$16,769
Sales, redemption and settlement	(300)
Unrealized loss included in accumulated other comprehensive income	(190)

Ending balance at February 1, 2014	16,279
Sales, redemption and settlement	(3,650)
Transfer Out	(3,000)
Unrealized loss included in accumulated other comprehensive income	597

Ending balance at January 31, 2015	$10,226

The Company received notification by the issuer of a mandatory full call on November 6, 2014 of an auction rate security and as a result, the security was classified within Level 2 based on the issuer’s quoted price. By the end of fiscal 2015, the auction rate security was subsequently fully redeemed at par value.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Goodwill and Acquired Intangible Assets

Goodwill

The Company had no additions to goodwill in fiscal 2015 due to business combinations. In addition, the Company concluded there was no impairment of goodwill in fiscal 2015 based on its qualitative assessment that it was more likely than not the fair value of the reporting unit was greater than its carrying value.

The following table summarizes the activity related to the carrying value of goodwill (in thousands):

Balance at February 2, 2013	$2,032,138
Additions due to business combinations	400
Sale of a business	(2,593)

Balance at February 1, 2014	$2,029,945

Balance at January 31, 2015	$2,029,945

Acquired Intangible Assets

The carrying amounts of acquired intangible assets are as follows (in thousands):

		January 31, 2015			February 1, 2014
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts
Purchased technology	4 - 7 years	$35,498	$(15,684)	$19,814	$49,240	$(20,634)	$28,606
Core technology	5 - 8 years	850	(423)	427	2,350	(1,583)	767
Trade names	5 years	1,300	(828)	472	1,300	(568)	732
Customer intangibles	5 - 7 years	28,600	(18,615)	9,985	28,600	(13,056)	15,544
IPR&D	*	—	—	—	3,386	—	3,386

Total acquired intangible assets, net		$66,248	$(35,550)	$30,698	$84,876	$(35,841)	$49,035

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized. The Company recorded a charge to write-off $3.4 million of IPR&D in fiscal 2015, upon the Company’s decision to discontinue the related project. The Company also recorded charges of $8.1 million in fiscal 2014 for the impairment of an acquired intangible asset and $0.8 million in fiscal 2013 to write-off IPR&D related to an abandoned project. These impairment charges are included in amortization and write-off of acquired intangible assets in the consolidated statement of operations.

Based on the identified intangible assets recorded at January 31, 2015, the future amortization expense of identified intangibles excluding IPR&D for the next five fiscal years is as follows (in thousands):

Fiscal Year
2016	$12,212
2017	11,027
2018	5,599
2019	1,860
2020	—

$30,698

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Restructuring

Fiscal 2015.    In connection with ongoing evaluations of its business, the Company decided to streamline its operations, primarily in Israel to align with its overall strategic plan, and to discontinue the development of a product it originally acquired from a business that it previously purchased. These actions were substantially completed by the end of fiscal 2015. In addition, the Company decided to exercise an early buy out option to acquire an asset under an existing operating lease agreement, which will result in a loss from the termination of the agreement.

Fiscal 2014.    The Company closed two sites for which it incurred severance and exit-related costs in connection with vacating the facilities, in addition to the write-off of equipment. All activities were substantially completed by the end of fiscal 2014.

Fiscal 2013.    The Company incurred restructuring costs when the sublease of one of its previously vacated facilities was terminated in fiscal 2013.

The following table presents detail of the related restructuring charges recorded by the Company (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Severance and related costs	$5,181	$2,786	$—
Facilities and related costs	1,924	1,672	1,257
Loss on early contract termination	3,230	—	—
Other exit-related costs	86	213	—

	10,421	4,671	1,257
Write-off of assets:
Equipment	17	61	—
Acquired intangible asset	3,386	—	—

	$13,824	$4,732	$1,257

Facilities and related costs include a charge for a portion of the lease obligation related to vacating the floors the Company no longer planned to occupy in one of its Israel facilities. The write-off of an acquired intangible asset in fiscal 2015 was due to the Company’s decision to discontinue the related project. Other exit-related costs are primarily associated with ongoing operating expenses related to vacated facilities under restructure actions in previous fiscal years.

The following table presents details of restructuring charges by functional line item (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Research and development	$5,249	$2,886	$47
Selling and marketing	—	795	(3)
General and administrative	5,189	1,051	1,213
Write-off of acquired intangible assets	3,386	—	—

	$13,824	$4,732	$1,257

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at February 2, 2013	$—	$2,855	$—	$2,855
Restructuring charges	2,786	1,672	213	4,671
Net cash payments	(2,735)	(2,144)	(194)	(5,073)

Balance at February 1, 2014	51	2,383	19	2,453
Restructuring charges	5,181	1,924	3,316	10,421
Net cash payments	(5,232)	(2,968)	(105)	(8,305)

Balance at January 31, 2015	$—	$1,339	$3,230	$4,569

The balance at January 31, 2015 for facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2018. Other exit-related costs include payment related to the exercise of the early buy out option for an asset under an existing operating lease agreement, which is expected to be paid in the first quarter of fiscal 2016.

Note 9 — Income Taxes

The U.S. and non-U.S. components of income before income taxes consist of the following (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
U.S. operations	$31,942	$31,339	$34,900
Non-U.S. operations	400,211	274,918	275,290

	$432,153	$306,257	$310,190

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Current income tax provision (benefit):
Federal	$9,096	$5,774	$4,461
State	(161)	73	407
Foreign	785	(18,829)	(8,289)

Total current income tax provision (benefit)	9,720	(12,982)	(3,421)

Deferred income tax provision (benefit):
Federal	(1,775)	317	6,306
State	16	32	90
Foreign	(11,154)	3,570	630

Total deferred income tax provision (benefit)	(12,913)	3,919	7,026

Total provision (benefit) for income taxes	$(3,193)	$(9,063)	$3,605

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefit for fiscal 2015 includes the current income tax liability of $17.4 million plus a $7.4 million increase in current unrecognized tax benefit. These charges were offset by a reduction in unrecognized tax benefits that arose from the release of $16.4 million due to the expiration of statute of limitations in non-U.S. jurisdictions and a $12.9 million increase in net deferred tax assets. The income tax benefit for fiscal 2014 included the current income tax liability of $13.2 million plus a $9.1 million increase in current unrecognized tax benefit which were offset by a reduction in unrecognized tax benefits that arose from the release of $31.8 million due to the expiration of statute of limitations and the settlement of an audit in non-U.S. jurisdictions. The provision for income taxes for fiscal 2013 consisted of the current income tax liability of $20.1 million plus a $8.0 million increase in current unrecognized tax benefit which were offset by a reduction in unrecognized tax benefits that arose from the release of $26.8 million due to the expiration of statute of limitations in non-U.S. jurisdictions.

Deferred tax assets consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Federal and California research and other tax credits	$382,726	$335,894
Reserves and accruals	35,538	25,833
Share-based compensation	4,502	4,067
Net operating losses	14,940	18,470

Gross deferred tax assets	437,706	384,264
Valuation allowance	(382,796)	(335,890)

Total deferred tax assets	54,910	48,374
Total deferred tax liabilities	(11,209)	(17,586)

Net deferred tax assets	$43,701	$30,788

As presented in the consolidated balance sheet as of January 31, 2015, deferred tax assets for certain net operating losses that are available to be used included in the table above have been offset by unrecognized tax benefits.

The non-current portion of the deferred tax assets as of January 31, 2015 and February 1, 2014 was $22.3 million and $19.3 million, respectively, and is included in other non-current assets. During fiscal 2015, deferred tax assets, net of a corresponding valuation allowance increased $12.9 million from the end of fiscal 2014, mostly due to an increase in the Singapore deferred tax asset since the Company re-negotiated with the Singapore government and in fiscal 2015, they extended the Development and Expansion Incentive (“DEI”) until June 2019.

As of January 31, 2015, the Company had net operating loss carryforwards available to offset future taxable income of approximately $58.2 million, $1.8 million and $7.4 million for foreign, U.S. federal and state of California purposes, respectively. The federal carryforwards will expire in various fiscal years between 2020 and 2024, and the California carryforwards will expire at various fiscal years between 2018 and 2033, if not utilized before these years. The losses in non-U.S. companies vary; some countries allows the loss be carried forward indefinitely while another allows only 15 years. For U.S. federal income tax return purposes, the Company had research tax credit carryforwards of approximately $233.2 million that expire through fiscal 2035. As of January 31, 2015, the Company had unused California research and tax credit carryforwards of approximately $239.1 million, which can be carryforward indefinitely. Included in the U.S. federal and California carryforward amounts are $56.8 million and $55.0 million, respectively, that are attributable to excess tax benefits from stock

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options. Upon realization, the benefit associated with these credits will increase additional paid-in capital. The Company also has research and investment tax credit carryforwards of approximately $20.8 million in other U.S. states that expire through fiscal 2030 due to the statute of limitation.

At the end of fiscal 2015, the Company has provided a full valuation allowance against its federal and various state research credits which it earns in excess of its current year tax liabilities, as well as a portion against its net operating loss carryforwards. Based on the available objective positive and negative evidence, the Company has determined that it is more likely than not that these research credits and acquired net operating losses will not be realized. Therefore, the Company has recorded a valuation allowance of $382.8 million, an increase of $46.9 million from fiscal 2014.

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Provision at U.S. notional statutory rate	35.0%	35.0%	35.0%
Non-deductible share-based compensation	11.2	19.4	15.4
Difference in U.S. and non-U.S. tax rates	(46.0)	(55.8)	(48.8)
Benefits from utilization of general business credits	(12.0)	(14.1)	(13.8)
Change in valuation allowance	10.5	11.9	12.9
Other	0.6	0.6	0.5

Effective tax rate	(0.7)%	(3.0)%	1.2%

The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Unrecognized tax benefits as the beginning of the period	$51,682	$79,031	$96,294
Increases related to prior year tax positions	976	499	1,106
Decreases related to prior year tax positions	(386)	(111)	—
Increases related to current year tax positions	5,356	2,666	1,139
Settlements	—	(7,423)	(3,956)
Lapse in the statute of limitations	(10,691)	(13,969)	(15,543)
Foreign exchange gain	(1,740)	(9,011)	(9)

Gross amounts of unrecognized tax benefits as of the end of the period	$45,197	$51,682	$79,031

Included in the balances as of January 31, 2015 is $38.5 million of unrecognized tax benefit that would affect the effective income tax rate if recognized. Also, a portion of the gross unrecognized tax benefits presented in the table above are offset in the consolidated balance sheet as of January 31, 2015 against deferred tax assets.

The amounts in the table above do not include the related interest and penalties. The amount of interest and penalties accrued as of January 31, 2015 was approximately $27.7 million, as of February 1, 2014 was approximately $29.6 million and as of February 2, 2013 was approximately $33.8 million. The consolidated statements of operations for fiscal 2015, 2014 and 2013 included $3.8 million, $6.2 million and $5.8 million, respectively, of interest and penalties related to the unrecognized tax benefits.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The examination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. As of January 31, 2015, the material jurisdictions that are subject to examination include China, Israel, Singapore, Switzerland and the United States for the Company’s fiscal years 2004 through 2014. As of January 31, 2015, several of the Company’s non-U.S. entities are under examination for fiscal years encompassing 2004 through 2013.

For fiscal 2015, the Company will continue to review its tax positions and provide for or reverse unrecognized tax benefits as issues arise. During the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $20 million from the lapse of the statutes of limitation in various jurisdictions during the next 12 months.

The Singapore Economic Development Board (“EDB”) initially granted a 10-year Pioneer Status in July 1999 to Company’s Singapore subsidiary. In October 2004, the Company’s subsidiary in Singapore was granted a second incentive known as the DEI, and in June 2006, the EDB agreed to extend the Pioneer status for 15 years to June 2014. The Company re-negotiated with the Singapore government and in fiscal 2015, they extended the DEI until June 2019. In fiscal 2015, 2014 and 2013 tax savings associated with these tax holidays were approximately $0.1 million, $3.7 million and $13.6 million, respectively, which if paid would impact the Company’s earnings per share less than $0.01 per share in fiscal 2015, $0.01 per share in fiscal 2014 and $0.02 per share in fiscal 2013.

Under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of Marvell Israel (M.I.S.L) Ltd., the GTL branch and the cellular branch (formerly Marvell DSPC), are entitled to approved and benefited tax programs that include reduced tax rates and exemption of certain income. Income from the approved or benefited enterprises is eligible for fiscal years 2008 through fiscal 2027. For fiscal 2014 and 2013, the benefit associated with these approved or benefited enterprise programs was $2.2 million and $13.8 million, respectively, which provided earnings per share of $0.01 per share in fiscal 2014 and $0.02 per share in fiscal 2013. There was no such benefit in fiscal 2015.

During fiscal 2007, each of the Swiss Federal Department of Economy and the Vaud Cantonal Tax Administration granted the Company’s subsidiary in Switzerland a 10 year tax holiday on revenues from research and design wafer supply trading activities commencing with its fiscal 2007 and ending in fiscal 2016. The fiscal 2015, 2014 and 2013 tax savings associated with this tax holiday is approximately $4.5 million, $5.1 million and $4.6 million, respectively, which provided earnings per share of $0.01 per share in 2015, $0.01 per share in 2014 and less than $0.01 per share in fiscal 2013.

Our principal source of liquidity as of January 31, 2015 consisted of approximately $2.5 billion of cash, cash equivalents and short-term investments, of which approximately $900 million was held by foreign subsidiaries (outside Bermuda). Approximately $400 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, Singapore, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $100 million.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Commitments and Contingencies

Warranty Obligations

The Company’s products carry a standard 90 day warranty with certain exceptions in which the warranty period can extend to more than one year based on contractual agreements. The Company’s warranty expense has not been significant in the periods presented.

Lease Commitments

The Company leases some of its facilities, equipment and computer aided design software under non-cancelable operating leases. Rent expense, net of sublease income for fiscal 2015, 2014, and 2013 was approximately $26.1 million, $25.8 million and $23.7 million, respectively. The Company also purchases certain intellectual property under technology license obligations. Future minimum lease payments, net of estimated sublease, and payments under technology license obligations as of January 31, 2015, are presented in the following tables (in thousands):

Fiscal Year:	Minimum Operating Leases Payments
2016	$71,489
2017	42,320
2018	12,609
2019	2,700
2020	2,672
Thereafter	3,722

Total future minimum lease payments	$135,512

Fiscal Year:	Technology License Obligations
2016	$13,145
2017	7,869
2018	9,180
2019	—
2020	—
Thereafter	—

Total future minimum lease payments	$30,194
Less: amount representing interest	(1,236)

Present value of future minimum payments	28,958
Less: current portion	(12,490)

Non-current portion	$16,468

Technology license obligations include the liabilities under the subscription agreements for technology licenses between the Company and various vendors.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of January 31, 2015, these foundries had incurred approximately $252.1 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

As of January 31, 2015, the Company has a $3.2 million accrued liability related to certain legal proceedings described below in this section. The amount recorded does not relate to the litigation with Carnegie Mellon University (“CMU”). Other than for the matters that the Company has recognized in the consolidated financial statements, it has not recorded any amounts for contingent losses associated with the matters described below based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Carnegie Mellon University Litigation.    On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. (“MSI”) and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awarded past damages in the amount of $1.17 billion. CMU sought in its post-trial motions enhanced damages up to three times the jury verdict, pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied the Company’s motion for mistrial. On September 23, 2013, the District Court denied the Company’s motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issue as well as the Company’s motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a separate opinion. On December 6, 2013, CMU filed a motion to permit registration of judgment and a motion for supplemental relief including a request to enjoin future share repurchases, any leveraged buyout or similar asset leveraging transaction, and dividends, in the absence of a court approved bond or other security. On December 23, 2013, the District Court denied the motions. On January 8, 2014, CMU filed a motion for telephonic status conference, which was denied on January 28, 2014. On January 14, 2014, the District Court denied the Company’s post-trial motion on laches. On March 31, 2014, the District Court rejected CMU’s motion for an injunction. The District Court also denied CMU’s request for pre-judgment interest, and substantially scaled back CMU’s request for enhanced damages. Based on these decisions, the District Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the District Court entered final judgment, from which the Company filed a notice of appeal on May 14, 2014. The Company filed its opening appeal brief on August 4, 2014. CMU filed its opposition brief on October 20, 2014 and the Company filed its reply brief on November 20, 2014. The District Court has required the Company to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through January 31, 2015 could be as much as $400 million. The Company has secured certain surety bonds for the duration of the appeal to stay execution of judgment pending the appeal. See “—Surety Bond.”

The Company and MSI believe that the evidence and the law do not support the jury’s findings of infringement, validity and the award of damages and do not believe a material loss is probable. The Company believes that there are strong grounds for appeal and the Company and MSI are currently pursuing an appeal before the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. which is set for oral argument in April 2015. The Company believes the low end of the possible range of loss is zero, but it cannot reasonably estimate the upper range of the possible loss, as a number of factors could significantly change the assessment of damages.

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

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the District Court issued an order granting the defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California; the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. The District Court issued a first claim construction ruling on January 31, 2012 and a supplemental claim construction ruling on August 29, 2012. On August 16, 2013, the District Court granted defendants’ summary judgment motion to preclude the plaintiff from recovering certain pre-suit damages. On November 7, 2014, on summary judgment, the District Court found that all the patents-in-suit were either invalid or not infringed. On December 1, 2014, the District Court entered a judgment in favor of defendants and awarded defendants’ costs. On December 29, 2014,

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

USEI filed a motion to alter or amend the District Court’s summary judgment order. The District Court has set a hearing date in March 2015.

Lake Cherokee Patent Litigation.    On June 30, 2010, September 5, 2013 and September 25, 2013, Lake Cherokee Hard Drive Technologies, L.L.C. filed three separate complaints, which were consolidated into one case in the U.S. District Court for the Eastern District of Texas. All the parties involved in the three cases reached settlement in August 2014 and the three cases were dismissed with prejudice. The settlement did not have a significant impact on the Company’s financial statements.

Azure Networks Litigation.    On March 22, 2011, Azure Networks, LLC (“Azure”) and Tri-County Excelsior Foundation filed suit in the U.S. District Court for the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On November 2, 2012, MSI and the other defendants filed a motion for summary judgment of invalidity, which was denied. A claim construction hearing was held on December 20, 2012. On January 15, 2013, the magistrate judge issued a claim construction ruling. On May 20, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate judge’s claim construction ruling. On May 30, 2013, the District Court entered a judgment of non-infringement. On June 24, 2013, Azure appealed, and the appeal has been briefed. Oral argument before a Federal Circuit panel was held on April 11, 2014. On November 6, 2014, the Federal Circuit issued an order vacating the judgment of non-infringement and remanding for further proceedings. On January 7, 2015, the District Court issued a supplemental claim construction order in light of the Federal Circuit remand and issued a scheduling order. The Company filed a petition for writ of certiorari to the United States Supreme Court on February 4, 2015. On February 10, 2015, the District Court stayed all proceedings pending the Supreme Court’s ruling on the Company’s petition.

On January 13, 2015, Azure filed a second suit in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 8,582,570; 8,582,571; 8,588,196; 8,588,231; 8,589,599; 8,675,590; 8,683,092; 8,700,815; 8,732,347; and 8,732,361, purportedly related to certain Wi-Fi and NFC technologies. The complaint seeks unspecified damages.

Power Management Systems Litigation.    On August 22, 2011, Power Management Systems LLC (“PMS”), a subsidiary of Acacia Research Corp., filed a complaint against the Company’s subsidiary Marvell Semiconductor, Ltd. (“MSL”) and other defendants, in the U.S. District Court for the District of Delaware. On June 14, 2013, the District Court entered a judgment of non-infringement. The Federal Circuit Court of Appeals affirmed the District Court’s rulings on January 14, 2014. The deadline for PMS to appeal to the United States Supreme Court passed in mid-April 2014 without PMS taking any further action.

France Telecom Litigation.    On June 26, 2012, France Telecom S.A. filed a complaint against MSI in the U.S. District Court for the Southern District of New York. The complaint asserts U.S. Patent No.5,446,747 against MSI’s communications processors and thin modems. The complaint seeks unspecified damages as well as injunctive relief. MSI answered the complaint on July 18, 2012 and August 1, 2012. On July 30, 2012, MSI filed a motion to transfer the lawsuit to the U.S. District Court for the Northern District of California. On September 17, 2012, the Court granted MSI’s motion and transferred the case to the Northern District of California. A claim construction hearing was held on December 13, 2013. On April 14, 2014, the Court denied MSI’s motion for summary judgment of invalidity, and granted MSI’s summary judgment motion concerning certain damages preclusion. A jury trial began on September 17, 2014. On September 30, 2014, a jury delivered a verdict that found the patent in suit was literally, but not willfully, infringed and valid, and awarded damages. The award did not have a significant impact on the Company’s financial statements. A hearing for post-trial motions and non-jury issues took place on January 14, 2015. On March 2, 2015, the District Court issued an order on post-trial briefs finding no direct infringement by Marvell as a matter of law and entered judgment in favor of Marvell.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Freescale Litigation.    On July 6, 2012, Freescale Semiconductor, Inc. (“Freescale”) filed a complaint against MSI in the U.S. District Court for the Western District of Texas. On January 4, 2013, three of the Company’s subsidiaries, MSI, Marvell International Ltd. and Marvell World Trade Ltd., filed a complaint against Freescale in the U.S. District Court for the Western District of Texas. On April 11, 2014, the Court dismissed both of the above two cases with prejudice pursuant to a settlement and patent license agreement. The settlement did not have a significant impact on the Company’s financial statements.

Progressive Semiconductor Solutions Patent Litigation.    On September 30, 2013, Progressive Semiconductor Solutions LLC (“PSS”) filed a complaint in the Central District of California against MSI and another defendant. On March 3, 2014, the District Court dismissed MSI without prejudice. On March 4, 2014, PSS filed a new complaint against MSI. The parties reached settlement in August 2014 and the case was dismissed with prejudice on August 21, 2014. The settlement did not have a significant impact on the Company’s financial statements.

Vantage Point Technology Patent Litigation.    On November 21, 2013, Vantage Point Technology, Inc. (“VPT”) filed suit against a third-party defendant in the U.S. District Court for the Eastern District of Texas for patent infringement relating to processor technology. On February 3, 2014, VPT filed an amended complaint against the third party and added MSI as an additional defendant. The complaint seeks unspecified damages. On December 8, 2014, the case was transferred to the U.S. District Court for the Northern District of California. The case was dismissed with prejudice in March 2015.

Voss Litigation and Consolidated Cases.    On April 7, 2014, Lee Voss (“Voss”) filed an action asserting putative class action claims on behalf of the Company’s shareholders and derivative claims ostensibly on behalf of the Company in the United States District Court for the Northern District of California, San Jose Division. This action was consolidated with two additional, nearly identical complaints from Sebastiano D’Arrigo and James and Marie DiBiase. The complaint alleged that certain officers and directors of the Company breached their fiduciary duties by causing or allowing the Company to engage in the purported willful infringement of certain patents asserted against it in litigation by CMU and by failing to institute adequate internal controls, resulting in an adverse verdict, and alleged unjust enrichment and a breach of the duty of honest services by three of the Company’s officers. The Company was named as a nominal defendant. The complaint requested damages and restitution in unspecified amounts, equitable and/or injunctive relief, and the costs and fees of bringing the action. The Company and the defendant officers and directors filed a motion to dismiss the amended consolidated complaint on September 4, 2014. On January 26, 2015, the District Court granted the Company’s motion to dismiss with leave to amend and on February 24, 2015, the District Court granted the plaintiffs’ motion to dismiss without prejudice.

Bandspeed Litigation.    On May 9, 2014, Bandspeed, Inc. filed suit against MSI in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 7,027,418; 7,570,614; 7,477,624; 7,903,608; and 8,542,643, purportedly related to certain Bluetooth technology. The complaint seeks unspecified damages. On February 13, 2015, Bandspeed amended its complaint and added allegations of infringement of U.S. Patent No. 8,873,500. A claim construction hearing is currently scheduled for October 2, 2015.

SOTA Litigation.    On October 24, 2014, SOTA Semiconductor LLC (“SOTA”) filed suit against MSI, alleging infringement of U.S. Patent Nos. 5,991,545 and 6,643,713, purportedly related to certain processor technology. The complaint sought unspecified damages. The parties reached settlement and the case was dismissed with prejudice on January 20, 2015. The settlement did not have a significant impact on the Company’s financial statements.

NXP Litigation.    On January 22, 2015, NXP Semiconductors N.V. filed suit against MSI in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,939,791; 7,039,133; 8,185,050; and 8,203,432, purportedly related to certain NFC technology. The complaint seeks unspecified damages. MSI filed its response and counterclaims on February 26, 2015. Marvell International

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Limited (“MIL”) also filed counterclaims against NXP Semiconductors U.S.A. (“NXP USA”), alleging infringement of U.S. Patent Nos. 7,047,393; 7,555,065; and 7,302,600. On February 2, 2015, MIL filed suit against NXP USA in the U.S. District Court for the Central District of California, alleging patent infringement of U.S. Patent Nos. 8,171,309; 7,957,777; 7,454,634; and 6,903,448, related to certain NFC and automotive technologies.

Paone Litigation.    On February 6, 2015, Luciano F. Paone filed suit against MSI in the U.S. District Court for the Eastern District of New York, alleging infringement of U.S. Patent No. 6,259,789, purportedly related to certain encryption technology. The complaint seeks unspecified damages.

Innovatio Litigation.    On March 16, 2015, Innovatio IP Ventures, LLC filed suit against MSI in the U.S. District Court for the Northern District of Illinois, alleging infringement of U.S. Patent Nos. 6,697,415; 5,844,893; 5,740,366; 7,916,747; 6,665,536; 7,013,138; 7,107,052; 5,546,397; 7,710,907; 7,710,935; 6,714,559; 7,457,646; and 6,374,311, purportedly related to certain wireless technology. The complaint seeks unspecified damages.

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

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through January 31, 2015 could be as much as $400 million. On November 14, 2014, the Company filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by the Company’s campus located in Santa Clara, California, which has a carrying value of $139 million at January 31, 2015. The Company and CMU have agreed that the second bond and commitment satisfy the security for ongoing royalties while the appeal is pending.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 11 — Benefit Plans

The Company sponsors a 401(k) savings and investment plan that allows eligible U.S. employees to participate by making pre-tax contributions to the 401(k) plan ranging from 1% to 50% of eligible earnings subject to a required annual limit. The Company matches 100% of the employee contribution up to $500 per eligible employee on a quarterly basis. The participant must be employed by the Company on the last day of the calendar quarter to qualify for the match. At the end of the calendar year, the eligible employees receive a true-up match equal to the accumulated employee contribution for the calendar year up to $2,000. The Company made matching contributions to employees of $5.1 million during each of fiscal 2015, 2014 and 2013. As of January 31, 2015, the 401(k) plan offers a variety of investment alternatives, representing different asset classes. Employees may not invest in the Company’s common shares through the 401(k) plan.

The Company also has voluntary defined contribution plans in various non-U.S. locations. The Company made contributions on behalf of employees totaling $18.6 million, $20.6 million and $17.2 million during fiscal 2015, 2014 and 2013, respectively. The Company also maintains a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were not significant.

Note 12 — Shareholders’ Equity

Common and Preferred Stock

As of January 31, 2015, the Company is authorized to issue 992.0 million shares of $0.002 par value common stock and 8.0 million shares of $0.002 par value preferred stock. As of January 31, 2015 and February 1, 2014, no shares of preferred stock were outstanding.

1995 Stock Option Plan

In April 1995, the Company adopted the 1995 Stock Option Plan (the “Option Plan”). The Option Plan, as amended from time to time, had 383.4 million common shares reserved for issuance thereunder as of January 31, 2015. Options granted under the Option Plan generally have a term of 10 years and generally must be issued at prices equal to the fair market value of the stock on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock at the time of the grant may not have a term exceeding five years and these options must be issued at prices of at least 110% of the fair market value of the stock on the date of grant.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2015, the Company granted performance-based restricted stock units (“PSUs”) to certain members of senior management. Pursuant to the PSUs, each eligible employee is entitled to vest in a certain number of shares based on such employee’s achievement of individual financial and strategic performance goals for fiscal 2015, including, for example, net revenue and operating expense targets, and other individual strategic milestones. The actual number of shares that vest for each eligible employee is based on the achievement of such performance goals determined at the end of fiscal 2015 and vest over two years, with 50% vesting on April 1, 2015 and 50% vesting on April 1, 2016. The Company recognizes expenses associated with the PSUs when it becomes probable that the performance conditions will be met. Once it becomes probable that a PSU will vest, the Company recognizes compensation expense equal to the number of shares multiplied by the fair value of the related shares measured at the grant date.

In fiscal 2015, the Company also granted performance-based equity awards to each of our executive officers which are based on their achievement of certain performance goals in fiscal 2015 and 2016. These equity awards include restricted stock units which vest based on financial performance criteria (“Financial Performance RSU”) and restricted stock units which vest based on both financial performance criteria and individual strategic goals (“Strategic Performance Award”). The Financial Performance RSUs will be earned based on the achievement of revenue and modified non-GAAP operating income that have been established at “threshold,” “target” and “maximum” levels. Each Financial Performance RSU will vest 50% on the first anniversary of the commencement date based on achievement of fiscal 2015 financial performance criteria and 50% on the second anniversary of the vesting commencement date based on the achievement of fiscal 2016 financial performance criteria. The Strategic Performance Awards will vest based on achievement at the threshold level of either the revenue or modified non-GAAP operating income objective established for the Financial Performance RSU, in addition to the achievement of additional individual strategic goals. Each Strategic Performance Award will vest 50% on the first anniversary of the commencement date based on achievement of fiscal 2015 individual strategic goals and 50% on second anniversary date based on the achievement of the fiscal 2016 individual strategic goals.

In March 2015, the Executive Compensation Committee of the Company’s Board of Directors completed its evaluation of the number of shares to be issued to the Company’s executive officers based on their achievement of the fiscal 2015 performance goals and determined that 478,001 shares would vest on April 1, 2015. As a result, there was no material adjustment to the related share-based compensation expense in fiscal 2015.

As of January 31, 2015, approximately 90.0 million shares remained available for future issuance under the Option Plan.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 31, 2015, approximately 144,692 shares remained available for future issuance under the 2007 Directors’ Plan.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share that is 85% of the lesser of the fair market value of the shares at (i) the participant’s entry date into the two-year offering period or (ii) the end of each six-month purchase period within the offering period.

During fiscal 2015, a total of 9.7 million shares were issued under the ESPP at a weighted-average price of $7.67. During fiscal 2014, a total of 9.7 million shares were issued under the ESPP at a weighted-average price of $7.39. During fiscal 2013, a total of 7.6 million shares were issued under the ESPP at a weighted-average price of $8.77. As of January 31, 2015, there was $39.7 million of unrecognized compensation cost related to the ESPP.

As of January 31, 2015, approximately 14.8 million shares remained available for future issuance under the ESPP.

Option Plan and Stock Award Activity

Stock option activity under the Company’s stock option and stock incentive plans is included in the following table (in thousands, except for per share amounts):

	Time-Based Options		Market-Based Options		Total
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at January 28, 2012	52,467	$12.53	3,124	$15.43	55,591	$12.70
Granted	7,041	$14.59	—	—	7,041	$14.59
Exercised	(5,977)	$6.44	—	—	(5,977)	$6.44
Canceled/Forfeited	(3,894)	$16.10	(365)	$15.43	(4,259)	$16.04

Balance at February 2, 2013	49,637	$13.28	2,759	$15.43	52,396	$13.39
Granted	18,922	$10.82	—	—	18,922	$10.82
Exercised	(15,482)	$9.40	—	—	(15,482)	$9.40
Canceled/Forfeited	(3,921)	$15.15	(136)	$15.43	(4,057)	$15.16

Balance at February 1, 2014	49,156	$13.40	2,623	$15.43	51,779	$13.51
Granted	6,365	$15.33	—	—	6,365	$15.33
Exercised	(3,732)	$10.19	—	—	(3,732)	$10.19
Canceled/Forfeited	(4,649)	$14.66	(391)	$15.43	(5,040)	$14.72

Balance at January 31, 2015	47,140	$13.79	2,232	$15.43	49,372	$13.88

Vested or expected to vest at January 31, 2015	44,470	$13.84

Exercisable at January 31, 2015	22,457	$15.31

For time-based stock options vested and expected to vest at January 31, 2015, the aggregate intrinsic value was $122.1 million and the weighted average remaining contractual term was 5.9 years. For time-based stock options exercisable at January 31, 2015, the aggregate intrinsic value was $51.9 million and the weighted average remaining contractual term was 3.5 years. The aggregate intrinsic value of stock options exercised during fiscal 2015, 2014 and 2013 was $19.3 million, $51.1 million and $33.6 million, respectively. There was no aggregate intrinsic value for market-based stock options at January 31, 2015 and the weighted average remaining contractual term of market-based stock options vested and expected to reach the end of the vesting period at January 31, 2015 was 6.2 years. The Company’s closing stock price of $15.49 as reported on the NASDAQ Global Select Market as of January 30, 2015 was used to calculate the aggregate intrinsic value for all in-the-money options.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2015, the unamortized compensation expense for time-based stock options was $53.3 million and market-based stock options were fully amortized in fiscal 2014. The unamortized compensation expense for time-based options will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 2.3 years.

Activity related to the non-vested portion of the restricted stock units is included in the following table (in thousands, except for share prices):

	Time-Based		Performance-Based			Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value		Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 28, 2012	9,646	$17.38
Granted	7,370	$14.64
Vested	(2,796)	$17.78
Canceled/Forfeited	(1,481)	$17.16

Balance at February 2, 2013	12,739	$15.78
Granted	3,728	$10.79	100	$10.52		3,828	$10.78
Vested	(3,925)	$16.19	—	$—		—	$—
Canceled/Forfeited	(1,288)	$14.39	—	$—		—	$—

Balance at February 1, 2014	11,254	$14.14	100	$10.52		11,354	$14.11
Granted	5,534	$15.20	1,277 *	$14.98	*	6,811	$15.16
Vested	(5,938)	$13.96	(3)	$10.52		(5,941)	$13.96
Canceled/Forfeited	(1,102)	$14.32	(120)	$11.23		(1,222)	$14.02

Balance at January 31, 2015	9,748	$14.84	1,254	$14.99		11,002	$14.85

*	Amounts represent the target number of restricted stock units at grant date. For awards granted to our executive officers, up to 200% of the target restricted stock units may vest if the maximum level for financial and strategic goals is achieved.

The aggregate intrinsic value of restricted stock units expected to vest as of January 31, 2015 was $160.3 million. The number of restricted stock units that are expected to vest is 10.4 million shares.

As of January 31, 2015, unamortized compensation expense related to restricted stock units was $87.5 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted-average period of 1.3 years.

Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cost of goods sold	$7,972	$8,863	$8,142
Research and development	94,432	109,432	87,149
Selling and marketing	11,469	13,940	13,278
General and administrative	23,373	23,638	18,711

	$137,246	$155,873	$127,280

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation capitalized in inventory was $1.5 million at January 31, 2015, $1.7 million at February 1, 2014, and $1.5 million at February 2, 2013.

Valuation Assumptions

The expected volatility for awards granted during fiscal 2015, 2014, and 2013 was based on an equally weighted combination of historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

The expected dividend yield is calculated by dividing the current annualized dividend by the closing stock price on the date of grant of the option.

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based equity award on the date of grant using the Black-Scholes option pricing model and of each market-based equity award using a Monte Carlo simulation model:

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Time-based Stock Options:
Weighted average fair value	$4.35	$3.43	$5.52
Expected volatility	35%	45%	44%
Expected term (in years)	5.0	5.0	4.8
Risk-free interest rate	1.6%	0.8%	0.9%
Expected dividend yield	1.6%	2.4%	0.3

There were no market-based stock options granted during fiscal 2015, 2014 and 2013. In fiscal 2012, the Company issued 3.1 million stock options with a market-based condition for a group of senior employees. If the market price condition is not met within five years from the date of grant, the options automatically expire. The fair value of each market-based stock option award was estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the above table, including the same volatility applied to the Company’s time-based options. Because a Monte Carlo simulation model incorporates ranges of assumptions for inputs, those ranges are disclosed where applicable. The Company uses historical data to estimate employee termination within the valuation model. The expected term was 2.66 years for market-based stock options granted in fiscal 2012 and was derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding.

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Employee Stock Purchase Plan:
Estimated fair value	$4.10	$3.65	$3.13
Expected volatility	30%	37%	40%
Expected term (in years)	1.3	1.3	1.2
Risk-free interest rate	0.3%	0.2%	0.2%
Expected dividend yield	1.6%	2.0%	2.4

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Program

The Company’s board of directors initially authorized its current share repurchase program to repurchase up to $500 million of its outstanding common shares in August 2010. Since then, the Company’s board of directors have authorized an additional $2.8 billion for a total available under the program of $3.3 billion to be used to repurchase its common shares. The Company intends to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors, and does not obligate the Company to repurchase any dollar amount or number of its common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

The Company repurchased 5.1 million of its common shares for $65.0 million in cash during fiscal 2015, 33.1 million of its common shares for $354.1 million in cash during fiscal 2014 and 91.0 million of its common shares for $959.1 million in cash during fiscal 2013. All of the repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. As of January 31, 2015, a total of 222.0 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.8 billion in cash and there was $443.5 million remaining available for future share repurchases.

Dividends

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cash dividend per share	$0.24	$0.24	$0.18

Total payment to shareholders (in thousands)	$122,801	$119,449	$98,761

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

On February 19, 2015, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on April 2, 2015 to shareholders of record as of March 12, 2015.

Note 13 — Segment and Geographic Information

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

The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Year Ended
Net Revenue:	January 31, 2015	February 1, 2014	February 2, 2013
United States	$62,333	$68,321	$176,581
China	2,214,876	1,869,381	1,599,681
Thailand	294,706	353,363	369,855
Malaysia	377,903	352,756	351,401
Philippines	254,381	257,899	246,269
Others	502,764	502,680	424,843

	$3,706,963	$3,404,400	$3,168,630

Property and equipment, net:	January 31, 2015	February 1, 2014
Bermuda	$3,358	$4,453
China	25,910	29,146
Israel	26,728	33,758
Singapore	79,216	76,367
United States	186,321	195,253
Others	19,106	17,188

	$340,639	$356,165

The following table presents net revenue by end market (in thousands):

	Year Ended
Net Revenue by End Market	January 31, 2015	February 1, 2014	February 2, 2013
Storage	$1,744,656	$1,681,953	$1,494,959
Mobile and Wireless	1,071,777	839,407	822,533
Networking	674,701	670,249	708,821
Other	215,829	212,791	142,317

	$3,706,963	$3,404,400	$3,168,630

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Related Party Transactions

MIL is party to a technology license agreement with VeriSilicon Holdings Co., Ltd. (“VeriSilicon”). MIL assumed the technology license agreement between VeriSilicon and UTStarcom, Inc. after the Company’s acquisition of the semiconductor business of UTStarcom in December 2005. MIL has subsequently entered into various addenda to the agreement for additional technology beyond the scope of the original agreement. In addition, in September 2010, MIL entered into a services agreement with VeriSilicon, pursuant to which VeriSilicon has agreed to provide design support services to MIL. Under the services agreement, VeriSilicon helped on three projects for MIL during fiscal 2013. In connection with all of its transactions with VeriSilicon, MIL paid $3.7 million, $2.0 million and $2.8 million to VeriSilicon during fiscal 2015, 2014 and 2013, respectively. As of January 31, 2015, the Company had $0.8 million of liability to VeriSilicon. Weili Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chairman, President and Chief Executive Officer of VeriSilicon. Ms. Dai is also a shareholder of VeriSilicon. Ms. Dai is President of the Company and Dr. Sehat Sutardja is the Company’s Chief Executive Officer. Dr. Sehat Sutardja and Ms. Dai are husband and wife.

In December 2009, MIL entered into a technology license agreement with Vivante Corporation (“Vivante”) that provides for the license of graphics technology and associated services. This agreement restates, expands and succeeds previous agreements between the parties for the same technology. In December 2012, the parties renewed this technology license agreement for another three years. The total amount of the license fee was approximately $13.0 million (to be paid over three years) and ten percent for support fees (to be paid over three years). In February 2012, the parties entered into a services agreement, pursuant to which Vivante agreed to provide support services to MIL. In connection with all of its transactions with Vivante, MIL paid $9.1 million, $6.9 million and $8.6 million to Vivante during fiscal 2015, 2014 and 2013, respectively. As of January 31, 2015, the Company had $3.7 million of liability to Vivante. Dr. Sehat Sutardja and Ms. Dai, through their ownership and control of Estopia LLC, are indirect shareholders of Vivante. In addition, Dr. Sehat Sutardja is also a direct shareholder and Chairman of the board of directors of Vivante. Ms. Dai’s brother (and Dr. Sehat Sutardja’s brother-in-law) is the Chief Executive Officer of Vivante.

Note 15 — Subsequent Events

On February 25, 2015, the Executive Compensation Committee (“Committee”) of the Company’s Board of Directors approved a cash payment of approximately $15.4 million to Dr. Sehat Sutardja, the Company’s Chief Executive Officer. The U.S. Court of Federal Claims ruled against Dr. Sutardja in his legal challenge with the Internal Revenue Service and the California Franchise Tax Board related to the tax treatment of several stock options granted in fiscal 2004. After discussing and evaluating the alternatives to a continuing legal challenge of the court’s determination, the likelihood of success of further appeal by Dr. Sutardja and the potential negative impact on the Company of a continuation of the case regardless of the outcome, on February 25, 2015, the Committee determined to provide Dr. Sutardja with relief from the financial effects of the penalty taxes. Accordingly, the Committee approved the cash payment to Dr. Sutardja equal to the amount of his penalty taxes owed under the Tax Codes, plus accrued interest owed with respect to such liabilities, all grossed-up for income taxes that will be owed by Dr. Sutardja on receipt of such cash payment. The Company will record the payment in general and administrative expense in the first quarter of fiscal 2016.

MARVELL TECHNOLOGY GROUP LTD.

SUPPLEMENTARY DATA

(Unaudited)

The following table presents the unaudited consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2015. In management’s opinion, this information has been presented on the same basis as the audited consolidated financial statements included in a separate section of this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to fairly state the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes. The operating results for any period should not be considered indicative of results to be expected in any future period. The Company expects the quarterly operating results to fluctuate in future periods due to a variety of reasons, including those discussed in Part I, Item 1A “Risk Factors.”

	Fiscal 2015
	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
	(In thousands, except per share amounts)
Net revenue	$957,830	$961,545	$930,136	$857,452
Gross profit	$463,970	$483,804	$475,162	$440,321
Net income	$99,479	$138,870	$115,304	$81,693
Net income per share:
Basic	$0.20	$0.27	$0.22	$0.16
Diluted	$0.19	$0.27	$0.22	$0.16

	Fiscal 2014
	First Quarter	Second Quarter (5)	Third Quarter (6)	Fourth Quarter (7)
	(In thousands, except per share amounts)
Net revenue	$734,369	$807,056	$931,226	$931,749
Gross profit	$398,931	$420,997	$466,245	$454,497
Net income	$53,209	$61,826	$103,156	$97,129
Net income per share:
Basic	$0.11	$0.13	$0.21	$0.20
Diluted	$0.11	$0.12	$0.21	$0.19

(1)	The first quarter of fiscal 2015 includes $8.5 million of restructuring and other exit-related cost that includes a $3.4 million write off of IPR&D.
(2)	The second quarter of fiscal 2015 includes an $8.8 million gain from the sale of an investment and $2.2 million of costs associated with the surety bond to appeal the CMU judgment.
(3)	The third quarter of fiscal 2015 includes $2.3 million of costs associated with the surety bond to appeal the CMU judgment.
(4)	The fourth quarter of fiscal 2015 includes $3.4 million of restructuring and other exit-related cost, and $2.8 million of costs associated with the surety bond to appeal the CMU judgment.
(5)	The second quarter of fiscal 2014 includes $5.2 million for litigation settlements that do not relate to the litigation with CMU.
(6)	The third quarter of fiscal 2014 includes $4.2 million of restructuring and other exit-related costs.
(7)	The fourth quarter of fiscal 2014 includes $9.5 million for anticipated litigation settlements that do not relate to the litigation with CMU, $8.1 million charge for the impairment of an intangible asset and a $7.0 million gain from the sale of a business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of January 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2015, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of January 31, 2015 using the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of January 31, 2015 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by Items 401 and 407(c)(3) of Regulation S-K with respect to our directors, director nominees, executive officers and corporate governance is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our definitive proxy statement in connection with our 2015 annual general meeting of shareholders (the “2015 Proxy Statement”), which will be filed with the SEC no later than 120 days after January 31, 2015, and to the information set forth in Part I, Item 1 hereof under the caption “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement.

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

Committees of the Board of Directors

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K concerning our Audit Committee and audit committee financial expert is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board — Committees of our Board of Directors” in our 2015 Proxy Statement.

Item 11.	Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board — Director Compensation Table,” “Executive Compensation” and “Executive Compensation Committee Interlocks and Insider Participation” in our 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 403 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of January 31, 2015:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (3)(4)	60,373,845	$14.06	104,934,514

(1)	Includes only options and restricted stock units (outstanding under our equity compensation plans, as no stock warrants or other rights were outstanding as of January 31, 2015).
(2)	The weighted average exercise price calculation does not take into account any restricted stock units as those units vest, without any cash consideration or other payment required for such shares.
(3)	Includes our Amended and Restated 1995 Stock Option Plan, our 1997 Directors’ Stock Option Plan, our Amended 2000 Employee Stock Purchase Plan (the “2000 ESPP”) and our 2007 Directors’ Stock Incentive Plan.
(4)	The number of shares reserved for issuance under our 2000 ESPP includes an annual increase in shares reserved for issuance equal to the lesser of (i) 8,000,000 shares of Common Stock, or (ii) 1.5% of the outstanding shares of capital stock on such date, or (iii) an amount determined by the Board (provided that the amount approved by the Board shall not be greater than (i) or (ii)).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Related Party Transactions” in our 2015 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein to the information set forth under the caption “Board of Directors and Committees of the Board” in our 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the information set forth under the caption “Information Concerning Independent Registered Public Accounting Firm” in our 2015 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

See	the “Index to Consolidated Financial Statements” on page 54 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule:

See	“Schedule II – Valuation and Qualifying Accounts” on page 107 of this Annual Report on Form 10-K:

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

MARVELL TECHNOLOGY GROUP LTD.

Dated: March 26, 2015	By:	/S/ DR. SEHAT SUTARDJA
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

Name and Signature	Title	Date

/S/ SEHAT SUTARDJA Dr. Sehat Sutardja	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2015

/S/ MICHAEL RASHKIN Michael Rashkin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2015

/S/ WEILI DAI Weili Dai	President and Director	March 26, 2015

/S/ JUERGEN GROMER Dr. Juergen Gromer	Director	March 26, 2015

/S/ JOHN G. KASSAKIAN Dr. John G. Kassakian	Director	March 26, 2015

/S/ ARTURO KRUEGER Arturo Krueger	Director	March 26, 2015

/S/ RANDHIR THAKUR Dr. Randhir Thakur	Director	March 26, 2015

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Fiscal year ended January 31, 2015
Allowance for doubtful accounts and sales return reserve	$2,294	$3,041	$(3,223)	$2,112

Deferred tax valuation allowance	$335,890	$46,906	$—	$382,796

Fiscal year ended February 1, 2014
Allowance for doubtful accounts and sales return reserve	$7,921	$3,808	$(9,435)	$2,294

Deferred tax valuation allowance	$299,449	$36,441	$—	$335,890

Fiscal year ended February 2, 2013
Allowance for doubtful accounts and sales return reserve	$2,663	$9,024	$(3,766)	$7,921

Deferred tax valuation allowance	$259,316	$40,133	$—	$299,449

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Memorandum of Association of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K as filed on July 6, 2006

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

10.2#	Form of Notice of Stock Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and Restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 (file no. 333-148621) as filed on January 11, 2008

10.3#	2000 Employee Stock Purchase Plan (as amended and restated as of October 31, 2011), incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q for the period ended October 29, 2011 as filed on December 2, 2011

10.4#	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K for the year ended February 2, 2013 as filed on March 29, 2013

10.5#	Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q as filed on June 5, 2014

10.6#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006

10.7#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended January 28, 2006 as filed on April 13, 2006 (for options granted prior to December 4, 2008)

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.7.2#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for options granted on or after August 2, 2010)

10.7.3#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan (for options granted on or after September 20, 2013), incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on September 26, 2013

Exhibit No.	Description

10.8#	Form of Restricted Stock Unit Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K for the year ended January 27, 2007 as filed on July 2, 2007 (for RSUs granted prior to December 4, 2008)

10.8.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.8.2#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s quarterly report on 10-Q for the period ended July 31, 2010 as filed on September 3, 2010 (for RSUs granted on or after August 2, 2010)

10.9#	Form of Notice of Grant of Stock Options – Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

10.10#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on January 4, 2007

10.11#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Weili Dai and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated December 27, 2006 as filed on January 4, 2007

10.12#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 8, 2007

10.13#	Amendment of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Weili Dai, incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K for the period dated May 2, 2007 as filed on May 8, 2007

10.14#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 5, 2014

10.15#	Marvell Technology Group Ltd. Executive Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on July 13, 2010

10.16#

2007 Director Stock Incentive Plan, as amended and restated effective March 11, 2014, incorporated by reference to Exhibit 10.15 of the registrant’s Annual Report on Form 10-K for the year ended February 1, 2014 as filed on March 27, 2014

10.17.1#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.17.2#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K as filed on October 25, 2007

10.17.3#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K as filed on July 1, 2011

Exhibit No.	Description

10.18#	Policy for Non-Business Use of Corporate Aircraft, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on May 23, 2008

10.19#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2007 as filed on September 6, 2007

10.20#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on October 10, 2008

10.21#	Indemnification Arrangement with Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K as filed on March 7, 2011

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act

32.1~	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

32.2~	Certification of Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.