Form 10-Q
period 2015-05-02
MARVELL TECHNOLOGY GROUP LTD
filed 2015-06-04
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

The number of common shares of the registrant outstanding as of May 28, 2015 was 517.6 million shares.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 2, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,038,731	$1,210,977
Short-term investments	1,462,184	1,318,578
Accounts receivable, net	393,814	420,955
Inventories	339,859	308,162
Prepaid expenses and other current assets	73,563	68,140
Deferred income taxes	17,588	17,228

Total current assets	3,325,739	3,344,040
Property and equipment, net	325,754	340,639
Long-term investments	10,111	10,226
Goodwill	2,029,945	2,029,945
Acquired intangible assets, net	27,645	30,698
Other non-current assets	122,855	128,839

Total assets	$5,842,049	$5,884,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,050	$282,899
Accrued liabilities	117,800	131,388
Accrued employee compensation	140,545	154,969
Deferred income	61,093	68,120

Total current liabilities	616,488	637,376
Non-current income taxes payable	66,021	68,729
Other non-current liabilities	28,268	32,193

Total liabilities	710,777	738,298
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,036	1,030
Additional paid-in capital	3,101,773	3,099,548
Accumulated other comprehensive income	80	308
Retained earnings	2,028,383	2,045,203

Total shareholders’ equity	5,131,272	5,146,089

Total liabilities and shareholders’ equity	$5,842,049	$5,884,387

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net revenue	$724,288	$957,830
Operating costs and expenses:
Cost of goods sold	351,153	493,860
Research and development	280,114	295,363
Selling and marketing	36,174	38,358
General and administrative	41,027	30,573
Amortization and write-off of acquired intangible assets	2,568	6,689

Total operating costs and expenses	711,036	864,843

Operating income	13,252	92,987
Interest and other income, net	5,167	1,925

Income before income taxes	18,419	94,912
Provision (benefit) for income taxes	4,329	(4,567)

Net income	$14,090	$99,479

Net income per share:
Basic	$0.03	$0.20

Diluted	$0.03	$0.19

Weighted average shares:
Basic	516,228	505,105

Diluted	527,167	520,751

Cash dividend declared per share	$0.06	$0.06

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net income	$14,090	$99,479
Other comprehensive income, net of tax:
Net change in unrealized gain/loss on marketable securities	(1,860)	378
Net change in unrealized gain/loss on auction rate securities	(115)	177
Net change in unrealized gain/loss on cash flow hedges	1,747	(743)

Other comprehensive loss, net	(228)	(188)

Comprehensive income	$13,862	$99,291

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$14,090	$99,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,620	27,006
Share-based compensation	33,221	29,969
Amortization and write-off of acquired intangible assets	3,053	7,174
Other expense, net	916	1,470
Excess tax benefits from share-based compensation	(18)	(44)
Changes in assets and liabilities:
Accounts receivable	27,141	(63,578)
Inventories	(31,318)	(3,105)
Prepaid expenses and other assets	1,065	(2,161)
Accounts payable	17,125	85,128
Accrued liabilities and other non-current liabilities	(11,576)	(7,134)
Accrued employee compensation	(14,424)	30,001
Deferred income	(7,027)	30,932

Net cash provided by operating activities	58,868	235,137

Cash flows from investing activities:
Purchases of available-for-sale securities	(392,900)	(181,889)
Sales and maturities of available-for-sale securities	247,495	182,311
Investments in privately-held companies	—	(441)
Purchases of technology licenses	(3,606)	(8,111)
Purchases of property and equipment	(7,334)	(16,131)
Purchase of equipment previously leased	(10,240)	—

Net cash used in investing activities	(166,585)	(24,261)

Cash flows from financing activities:
Repurchase of common stock	(20,273)	—
Proceeds from employee stock plans	13,013	19,092
Minimum tax withholding paid on behalf of employees for net share settlement	(22,310)	(24,286)
Dividend payments to shareholders	(30,910)	(30,172)
Payments on technology license obligations	(4,067)	—
Excess tax benefits from share-based compensation	18	44

Net cash used in financing activities	(64,529)	(35,322)

Net increase in cash and cash equivalents	(172,246)	175,554
Cash and cash equivalents at beginning of period	1,210,977	965,750

Cash and cash equivalents at end of period	$1,038,731	$1,141,304

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

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2016 and 2015 each have a 52-week period.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s balance sheet as of May 2, 2015, the results of its operations for the three months ended May 2, 2015 and May 3, 2014, its comprehensive income for the three months ended May 2, 2015 and May 3, 2014, and its cash flows for the three months ended May 2, 2015 and May 3, 2014. The January 31, 2015 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 as filed on March 26, 2015 with the Securities and Exchange Commission. The results of operations for the three months ended May 2, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to its guidance regarding the reporting requirements of discontinued operations, which is effective for the Company beginning in the first quarter of fiscal 2016. As a result, the Company has adopted and will apply the new guidance for any future dispositions that meet the criteria of a discontinued operation under the amendment.

Accounting Pronouncements Not Yet Effective

In April 2015, the FASB issued new guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance provides a basis for evaluating whether a cloud computing arrangement includes a software license or whether the arrangement should be accounted for as a service contract. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In May 2014, the FASB issued a new standard on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under GAAP. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and assets recognized from costs incurred to obtain or fulfill a contract will also be required. The standard is effective for the Company’s first quarter of fiscal 2018 and allows for either full retrospective or modified retrospective adoption. Early adoption is not permitted. The Company is currently evaluating the effects of the new guidance and has not yet selected a transition method nor has it determined the potential effects of adoption on its financial statements.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	May 2, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$1,036,538	$2,599	$(905)	$1,038,232
U.S. government and agency debt	269,845	179	(39)	269,985
Asset backed securities	100,422	79	(13)	100,488
Foreign government and agency debt	16,959	11	(6)	16,964
Municipal debt securities	36,511	31	(27)	36,515

Total short-term investments	1,460,275	2,899	(990)	1,462,184
Long-term investments:
Available-for-sale:
Auction rate securities	12,500	—	(2,389)	10,111

Total long-term investments	12,500	—	(2,389)	10,111

Total investments	$1,472,775	$2,899	$(3,379)	$1,472,295

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$983,008	$3,872	$(563)	$986,317
U.S. government and agency debt	178,898	265	(7)	179,156
Asset backed securities	91,432	108	(9)	91,531
Foreign government and agency debt	28,051	61	(2)	28,110
Municipal debt securities	33,421	47	(4)	33,464

Total short-term investments	1,314,810	4,353	(585)	1,318,578
Long-term investments:
Available-for-sale:
Auction rate securities	12,500	—	(2,274)	10,226

Total long-term investments	12,500	—	(2,274)	10,226

Total investments	$1,327,310	$4,353	$(2,859)	$1,328,804

As of May 2, 2015, the Company’s investment portfolio included auction rate securities with an aggregate par value of $12.5 million classified as long-term investments. Although these securities have continued to pay interest, there is currently limited trading volume. To estimate the fair value of the auction rate securities, the Company uses a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of these auction rate securities as of May 2, 2015 was $2.4 million less than their par value. Based on the Company’s balance of approximately $2.5 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Gross realized gains and gross realized losses on sales of available-for-sales securities are presented in the following table (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Gross realized gains	$443	$472
Gross realized losses	(107)	(25)

Total net realized gains	$336	$447

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	May 2, 2015		January 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$372,927	$373,005	$361,108	$361,396
Due between one and five years	1,078,275	1,080,123	950,702	954,151
Due over five years	21,573	19,167	15,500	13,257

	$1,472,775	$1,472,295	$1,327,310	$1,328,804

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	May 2, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$368,427	$(875)	$4,959	$(30)	$373,386	$(905)
U.S. government and agency debt	80,502	(39)	—	—	80,502	(39)
Asset backed securities	27,098	(13)	—	—	27,098	(13)
Foreign government and agency debt	11,922	(6)	—	—	11,922	(6)
Municipal debt securities	12,341	(27)	—	—	12,341	(27)
Auction rate securities	—	—	10,111	(2,389)	10,111	(2,389)

Total securities	$500,290	$(960)	$15,070	$(2,419)	$515,360	$(3,379)

	January 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$243,699	$(558)	$2,005	$(5)	$245,704	$(563)
U.S. government and agency debt	32,165	(7)	—	—	32,165	(7)
Asset backed securities	25,053	(9)	—	—	25,053	(9)
Foreign government and agency debt	2,999	(2)	—	—	2,999	(2)
Municipal debt securities	2,845	(4)	—	—	2,845	(4)
Auction rate securities	—	—	10,226	(2,274)	10,226	(2,274)

Total securities	$306,761	$(580)	$12,231	$(2,279)	$318,992	$(2,859)

Note 4. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	May 2, 2015	January 31, 2015
Inventories:
Work-in-process	$187,249	$183,869
Finished goods	152,610	124,293

Total inventories	$339,859	$308,162

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	May 2, 2015	January 31, 2015
Property and equipment, net:
Machinery and equipment	$610,076	$601,961
Buildings	144,320	144,320
Computer software	101,304	99,312
Land	53,373	53,373
Building improvements	49,800	49,753
Leasehold improvements	51,496	51,434
Furniture and fixtures	28,007	27,883
Construction in progress	2,323	6,167

	1,040,699	1,034,203
Less: Accumulated depreciation and amortization	(714,945)	(693,564)

Total property and equipment, net	$325,754	$340,639

	May 2, 2015	January 31, 2015
Other non-current assets:
Technology and other licenses	$55,445	$61,217
Deferred tax assets	22,297	22,273
Investments in privately-held companies	9,267	9,267
Prepaid land use rights	13,355	13,432
Deposits	8,144	7,903
Other	14,347	14,747

Total other non-current assets	$122,855	$128,839

	May 2, 2015	January 31, 2015
Accrued liabilities:
Accrued rebates	$31,685	$39,105
Accrued royalties	22,675	24,680
Technology license obligations	13,677	14,428
Accrued legal expense	6,951	10,027
Other	42,812	43,148

Total accrued liabilities	$117,800	$131,388

	May 2, 2015	January 31, 2015
Other non-current liabilities:
Technology license obligations	$14,625	$16,468
Long-term accrued employee compensation	4,890	4,610
Other	8,753	11,115

Other non-current liabilities	$28,268	$32,193

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income by component are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 31, 2015	$3,768	$(2,274)	$(1,186)	$308
Other comprehensive income before reclassifications	(1,528)	(115)	803	(840)
Amounts reclassified from accumulated other comprehensive income	(332)	—	944	612

Other comprehensive income (loss)	(1,860)	(115)	1,747	(228)

Balance at May 2, 2015	$1,908	$(2,389)	$561	$80

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 1, 2014	$2,534	$(2,871)	$934	$597
Other comprehensive income before reclassifications	798	177	42	1,017
Amounts reclassified from accumulated other comprehensive income	(420)	—	(785)	(1,205)

Other comprehensive income (loss)	378	177	(743)	(188)

Balance at May 3, 2014	$2,912	$(2,694)	$191	$409

The amounts reclassified from accumulated other comprehensive income by component are presented in the following table (in thousands):

	Three Months Ended
Affected Line Item in the Statement of Operations	May 2, 2015	May 3, 2014
Interest and other income, net:
Available-for-sale securities:
Marketable securities	$332	$420
Cash flow hedges:
Research and development	(864)	721
Selling and marketing	(67)	62
General and administrative	(13)	2

Total	$(612)	$1,205

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated Statement of Operations

	Three Months Ended
	May 2, 2015	May 3, 2014
Interest and other income, net:
Interest income	$4,077	$2,609
Realized gain on investments	336	447
Currency translation gain (loss)	407	(1,025)
Other income	567	219
Interest expense	(220)	(325)

	$5,167	$1,925

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

	Three Months Ended
	May 2, 2015	May 3, 2014
Numerator:
Net income	$14,090	$99,479

Denominator:
Weighted average shares — basic	516,228	505,105
Effect of dilutive securities:
Share-based awards	10,939	15,646

Weighted average shares — diluted	527,167	520,751

Net income per share:
Basic	$0.03	$0.20
Diluted	$0.03	$0.19

Anti-dilutive potential shares are presented in the following table:

	Three Months Ended
	May 2, 2015	May 3, 2014
Weighted average shares outstanding from stock options:
Time-based options	19,615	19,069
Market-based options	2,232	2,384

	21,847	21,453

Weighted average exercise price:
Time-based options	$17.64	$18.17

Market-based options	$15.43	$15.43

Total	$17.41	$17.86

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

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	May 2, 2015	January 31, 2015
Israeli shekel	$34,984	$51,326

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

The fair value of foreign currency exchange contracts was not significant as of any period presented.

The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

	Location of Gains (Losses) in Statement of Operations	Amount of Gains (Losses) in Statement of Operations for the three months ended
		May 2, 2015	May 3, 2014
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$(991)	$598
	Selling and marketing	(77)	52
	General and administrative	(14)	2

		$(1,082)	$652

The portion of gains excluded from the assessment of hedge effectiveness are included in interest and other income, net, and these amounts were not material in the three months ended May 2, 2015 and May 3, 2014. In addition, realized losses from forward contracts that are not designated as hedging instruments that are included in interest and other income, net, were not material in the three months ended May 2, 2015 and May 3, 2014. The Company also reports hedge ineffectiveness from derivative financial instruments in current earnings, which was not material in the three months ended May 2, 2015 and May 3, 2014. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts, and the severance pay fund are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s Level 3 assets include its investments in auction rate securities, which are classified within Level 3 because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The Company’s Level 3 assets also include corporate equipment which it acquired through an early buyout option under an operating lease (see “Note 8 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements) since it is valued based on market prices of similar assets in a limited market. The total amount of assets measured using Level 3 valuation methodologies represented 0.2% of total assets as of May 2, 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below set forth, by level, the Company’s financial assets that were accounted for at fair value as of May 2, 2015 and January 31, 2015. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	Fair Value Measurements at May 2, 2015
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
U.S. government and agency debt	$1,000	$—	$—	$1,000
Money market funds	875	—	—	875
Time deposits	—	183,468	—	183,468
Corporate debt securities	—	20,004	—	20,004
Short-term investments:
U.S. government and agency debt	269,985	—	—	269,985
Corporate debt securities	—	1,038,232	—	1,038,232
Asset backed securities	—	100,488	—	100,488
Foreign government and agency debt	—	16,964	—	16,964
Municipal debt securities	—	36,515	—	36,515
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	702	—	702
Long-term investments:
Auction rate securities	—	—	10,111	10,111
Other non-current assets:
Severance pay fund	—	1,842	—	1,842

Total assets	$271,860	$1,398,215	$10,111	$1,680,186

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$193	$—	$193

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fair Value Measurements at January 31, 2015
	Level 1	Level 2	Level 3	Total
Items measured at fair value on a recurring basis:
Assets
Cash equivalents:
Money market funds	$111,286	$—	$—	$111,286
Time deposits	—	213,012	—	213,012
Corporate debt securities	—	21,999	—	21,999
Short-term investments:
U.S. government and agency debt	179,156	—	—	179,156
Corporate debt securities	—	986,317	—	986,317
Asset backed securities	—	91,531	—	91,531
Foreign government and agency debt	—	28,110	—	28,110
Municipal debt securities	—	33,464	—	33,464
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	124	—	124
Long-term investments:
Auction rate securities	—	—	10,226	10,226
Other non-current assets:
Severance pay fund	—	1,758	—	1,758

Total assets	$290,442	$1,376,315	$10,226	$1,676,983

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$1,379	$—	$1,379

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Beginning balance	$10,226	$16,279
Sales and redemptions	—	(3,000)
Unrealized losses included in accumulated other comprehensive income	(115)	177

Ending balance	$10,111	$13,456

Assets measured and recorded at fair value on a non-recurring basis include corporate equipment classified as held for sale, which had a fair value of $10.2 million as of May 2, 2015 (see “Note 8 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements).

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Acquired Intangible Assets, Net

The carrying amount of acquired intangible assets, net, are as follows (in thousands):

		May 2, 2015			January 31, 2015
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amount
Purchased technology	4 - 7 years	$35,498	$(17,240)	$18,258	$35,498	$(15,684)	$19,814
Core technology	5 - 8 years	850	(465)	385	850	(423)	427
Trade names	5 years	1,300	(893)	407	1,300	(828)	472
Customer intangibles	5 - 7 years	28,600	(20,005)	8,595	28,600	(18,615)	9,985

Total intangible assets, net		$66,248	$(38,603)	$27,645	$66,248	$(35,550)	$30,698

Based on the identified intangible assets recorded at May 2, 2015, the future amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
Remainder of fiscal 2016	$9,159
2017	11,027
2018	5,599
2019	1,860
2020	—

$27,645

Note 8. Restructuring

In March 2015, the Company exercised the early buyout option under an operating lease for corporate equipment that it had planned to sell as part of a cost reduction action. The Company is actively seeking a buyer and has classified the equipment as held for sale included in prepaid and current assets on the condensed consolidated balance sheet. As a result, the Company ceased depreciation on these assets and now measures the carrying value at the lower of net book value or fair value (less cost to sell). As of May 2, 2015, since the fair value of the equipment was lower than its net book value, the Company recorded an impairment charge of $0.5 million resulting in a carrying value of $10.2 million. During the three months ended May 2, 2015, the Company also continued to make payments and incur ongoing operating expenses related to vacated facilities under previous restructure actions.

The following table presents detail of the related restructuring charges recorded by the Company (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Severance and related costs	$—	$4,617
Facilities and related costs	19	444
Other exit-related costs	—	10

	19	5,071
Impairment loss and write-off of assets:
Equipment	573	17
Acquired intangible asset	—	3,386

	$592	$8,474

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents details of restructuring charges by functional line item (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Research and development	$—	$4,682
Selling and marketing	—	48
General and administrative	592	358
Write-off of acquired intangible assets	—	3,386

	$592	$8,474

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at January 31, 2015	$1,339	$3,230	$4,569
Restructuring charges	19	—	19
Net cash payments	(312)	(3,230)	(3,542)

Balance at May 2, 2015	$1,046	$—	$1,046

The balance at May 2, 2015 for facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2018.

Note 9. Income Tax

The income tax provision for the three months ended May 2, 2015 included the current income tax liability of $4.3 million, plus an additional provision of $3.1 million related to a $15.4 million cash payment to the Company’s Chief Executive Officer (see “Note 13 – Related Party Transactions” in the Notes to the Unaudited Condensed Consolidated Financial Statements), which were offset by a net reduction in unrecognized tax benefits of $3.1 million. The net reduction in unrecognized tax benefits arose from the release of $4.0 million due to expiration of the statue of limitations in a non-U.S. jurisdiction, which was partially offset by penalties and interest of $0.9 million accrued on the outstanding unrecognized tax benefit balance.

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

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $11 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $3.3 million in each of the three months ended May 2, 2015 and May 3, 2014. The benefit of the tax incentives on net income per share was $0.01 per share for the three months ended May 2, 2015 and less than $0.01 per share for the three months ended May 3, 2014.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s principal source of liquidity as of May 2, 2015 consisted of approximately $2.5 billion of cash, cash equivalents and short-term investments, of which approximately $900 million was held by foreign subsidiaries (outside Bermuda). Approximately $500 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. The Company plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $150 million.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed but require payment of all costs and expenses incurred through the date of cancellation. As of May 2, 2015, these foundries had incurred approximately $212.9 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

As of May 2, 2015, the Company had no accrued liability related to certain legal proceedings described below in this section. Additionally, the Company has not recorded any amounts for contingent losses associated with the matters described below based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Carnegie Mellon University Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. (“MSI”) and the Company as defendants and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. CMU sought in its post-trial motions enhanced damages up to three times the jury verdict, pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied the Company’s motion for mistrial. On September 23, 2013, the District Court denied the Company’s motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issue as well as the Company’s motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a separate opinion. On December 6, 2013, CMU filed a motion to permit registration of judgment and a motion for supplemental relief including a request to enjoin future share repurchases, any leveraged buyout or similar asset leveraging transaction, and dividends, in the absence of a court approved bond or other security. On December 23, 2013, the District Court denied the motions. On January 8, 2014, CMU filed a motion for telephonic status conference, which was denied on January 28, 2014. On January 14, 2014, the District Court denied the Company’s post-trial motion on laches. On March 31, 2014, the District Court rejected CMU’s motion for an injunction. The District Court also denied CMU’s request for pre-judgment interest, and substantially scaled back CMU’s request for enhanced damages. Based on these decisions, the District Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the District Court entered final judgment, from which the Company filed a notice of appeal on May 14, 2014. The Company filed its opening appeal brief on August 4, 2014. CMU filed its opposition brief on October 20, 2014 and the Company filed its reply brief on November 20, 2014. The District Court has required the Company to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through May 2, 2015 could be as much as $450 million. The Company has secured certain surety bonds for the duration of the appeal to stay execution of judgment pending the appeal. See “—Surety Bonds.”

The Company and MSI believe that the evidence and the law do not support the jury’s findings of infringement, validity and the award of damages and do not believe a material loss is probable. The Company believes that there are strong grounds for appeal and the Company and MSI are currently pursuing an appeal before the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. which held a hearing for oral argument on April 7, 2015. The Company believes the low end of the possible range of loss is zero, but it cannot reasonably estimate the upper range of the possible loss, as a number of factors could significantly change the assessment of damages.

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

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the District Court issued an order granting the defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California; the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. The District Court issued a first claim construction ruling on January 31, 2012 and a supplemental claim construction ruling on August 29, 2012. On August 16, 2013, the District Court granted defendants’ summary judgment motion to preclude the plaintiff from recovering certain pre-suit damages. On November 7, 2014, on summary judgment, the District Court found that all the patents-in-suit were either invalid or not infringed. On December 1, 2014, the District Court entered a judgment in favor of defendants and awarded defendants’ costs. On December 29, 2014, USEI filed a motion to alter or amend the District Court’s summary judgment order, which the District Court denied on March 31, 2015. On April 24, 2015, USEI filed its notice of appeal.

Azure Networks Litigation. On March 22, 2011, Azure Networks, LLC (“Azure”) and Tri-County Excelsior Foundation filed suit in the U.S. District Court for the Eastern District of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On November 2, 2012, MSI and the other defendants filed a motion for summary judgment of invalidity, which was denied. A claim construction hearing was held on December 20, 2012. On January 15, 2013, the magistrate judge issued a claim construction ruling. On May 20, 2013, the District Court issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate judge’s claim construction ruling. On May 30, 2013, the District Court entered a judgment of non-infringement. On June 24, 2013, Azure appealed. On November 6, 2014, the Federal Circuit issued an order vacating the judgment of non-infringement and remanding for further proceedings. MSI filed a petition for writ of certiorari to the United States Supreme Court on February 4, 2015. On February 10, 2015, the District Court stayed all proceedings pending the Supreme Court’s ruling on the Company’s petition. On April 20, 2015, the United States Supreme Court granted MSI’s petition, vacating the Federal Circuit’s judgment and remanding the case for further consideration.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 13, 2015, Azure filed a second suit against MSI in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 8,582,570; 8,582,571; 8,588,196; 8,588,231; 8,589,599; 8,675,590; 8,683,092; 8,700,815; 8,732,347; and 8,732,361, purportedly related to certain Wi-Fi and near field communication (“NFC”) technologies. The complaint seeks unspecified damages. On April 6, 2015, MSI filed an amended answer and counterclaims.

France Telecom Litigation. On June 26, 2012, France Telecom S.A. filed a complaint against MSI in the U.S. District Court for the Southern District of New York. The complaint asserts U.S. Patent No. 5,446,747 against MSI’s communications processors and thin modems. The complaint seeks unspecified damages as well as injunctive relief. MSI answered the complaint on July 18, 2012 and August 1, 2012. On July 30, 2012, MSI filed a motion to transfer the lawsuit to the U.S. District Court for the Northern District of California. On September 17, 2012, the Court granted MSI’s motion and transferred the case to the Northern District of California. A claim construction hearing was held on December 13, 2013. On April 14, 2014, the Court denied MSI’s motion for summary judgment of invalidity, and granted MSI’s summary judgment motion concerning certain damages preclusion. A jury trial began on September 17, 2014. On September 30, 2014, a jury delivered a verdict that found the patent in suit was literally, but not willfully, infringed and valid, and awarded damages. The award did not have a significant impact on the Company’s financial statements. A hearing for post-trial motions and non-jury issues took place on January 14, 2015. On March 2, 2015, the District Court issued an order on post-trial briefs finding no direct infringement by Marvell as a matter of law and entered judgment in favor of Marvell. On March 30, 2015, France Telecom filed a notice of appeal. On April 10, 2015, MSI filed a notice of cross appeal.

Vantage Point Technology Patent Litigation. On November 21, 2013, Vantage Point Technology, Inc. (“VPT”) filed suit against a third-party defendant in the U.S. District Court for the Eastern District of Texas for patent infringement relating to processor technology. On February 3, 2014, VPT filed an amended complaint against the third party and added MSI as an additional defendant. The complaint seeks unspecified damages. On December 8, 2014, the case was transferred to the U.S. District Court for the Northern District of California. The case was dismissed with prejudice in March, 2015.

Bandspeed Litigation. On May 9, 2014, Bandspeed, Inc. filed suit against MSI in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. Patent Nos. 7,027,418; 7,570,614; 7,477,624; 7,903,608; and 8,542,643, purportedly related to certain Bluetooth technology. The complaint seeks unspecified damages. On February 13, 2015, Bandspeed amended its complaint and added allegations of infringement of U.S. Patent No. 8,873,500. On April 29, 2015, the parties filed a joint motion to dismiss the case with prejudice. The case was dismissed with prejudice on May 7, 2015.

NXP Litigation. On January 22, 2015, NXP Semiconductors N.V. filed suit against MSI in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent Nos. 5,939,791; 7,039,133; 8,185,050; and 8,203,432, purportedly related to certain NFC technology. The complaint seeks unspecified damages. MSI filed its response and counterclaims on February 26, 2015. Marvell International Limited (“MIL”) also filed counterclaims against NXP Semiconductors U.S.A. (“NXP USA”), alleging infringement of U.S. Patent Nos. 7,047,393; 7,555,065; and 7,302,600. On February 2, 2015, MIL filed suit against NXP USA in the U.S. District Court for the Central District of California, alleging patent infringement of U.S. Patent Nos. 8,171,309; 7,957,777; 7,454,634; and 6,903,448, related to certain NFC and automotive technologies. On April 15, 2015, the parties filed stipulations to dismiss without prejudice their claims and counterclaims in both cases.

Paone Litigation. On February 6, 2015, Luciano F. Paone filed suit against MSI in the U.S. District Court for the Eastern District of New York, alleging infringement of U.S. Patent No. 6,259,789, purportedly related to certain encryption technology. The complaint seeks unspecified damages. MSI filed its response on May 22, 2015.

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

Visual Memory Litigation. On May 8, 2015, Visual Memory LLC (“Visual Memory”) filed suit against MSI in the District of Delaware, alleging infringement of U.S. Patent Nos. 5,654,932 and 6,026,027, purportedly related to certain memory technology. The complaint seeks unspecified damages.

Surety Bonds

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Court has required the Company to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through May 2, 2015 could be as much as $450 million. On November 14, 2014, the Company filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by the Company’s campus located in Santa Clara, California, which has a carrying value of $138 million at May 2, 2015. The Company and CMU have agreed that the second bond and commitment satisfy the security for ongoing royalties while the appeal is pending.

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

Note 11. Shareholders’ Equity

Stock Plans

Stock option activity under the Company’s stock option and stock incentive plans is included in the following table (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at January 31, 2015	47,140	$13.79	2,232	$15.43	49,372	$13.88
Granted	80	$16.13	—	$—	80	$16.13
Exercised	(1,243)	$10.47	—	$—	(1,243)	$10.47
Canceled/Forfeited	(2,486)	$17.80	(8)	$15.43	(2,494)	$17.80

Balance at May 2, 2015	43,491	$13.66	2,224	$15.43	45,715	$13.75

Vested or expected to vest at May 2, 2015	41,184	$13.70

Exercisable at May 2, 2015	25,511	$14.39

For time-based stock options vested and expected to vest at May 2, 2015, the aggregate intrinsic value was $86.8 million and the weighted average remaining contractual term was 5.9 years. For time-based stock options exercisable at May 2, 2015, the aggregate intrinsic value was $53.4 million and the weighted average remaining contractual term was 4.5 years. The aggregate intrinsic value of stock options exercised during the three months ended May 2, 2015 and May 3, 2014 was $6.3 million and $9.4 million, respectively. There was no aggregate intrinsic value for market-based stock options at May 2, 2015 and the weighted average remaining contractual term of market-based stock options expected to reach the end of the vesting period at May 2, 2015 was 6.0 years. The Company’s closing stock price of $14.30 as reported on the NASDAQ Global Select Market for all in-the-money options as of May 1, 2015 was used to calculate the aggregate intrinsic value.

As of May 2, 2015, the unamortized compensation expense for time-based stock options was $46.6 million and market-based stock options were fully amortized in fiscal 2015. The unamortized compensation expense for time-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 2.2 years.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity related to the non-vested portion of the restricted stock units is included in the following table (in thousands, except for share prices):

	Time-Based		Performance-Based		Market-Based		Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 31, 2015	9,748	$14.84	1,254	$14.99	—	$—	11,002	$14.85
Granted	4,742	$13.67	669	$14.28	407	$12.24	5,818	$13.64
Vested	(4,333)	$15.39	(658)	$15.15	—	$—	(4,991)	$15.36
Canceled/Forfeited	(146)	$14.09	(79)	$14.32	—	$—	(225)	$14.17

Balance at May 2, 2015	10,011	$14.06	1,186	$14.54	407	$12.24	11,604	$14.04

In connection with the performance-based equity awards granted in fiscal 2015 to each of the Company’s executive officers, a total of 478,001 shares vested on April 1, 2015 in connection with the first performance period completed at the end of fiscal 2015. Of this amount, an additional 107,954 shares are included as granted in the table above for the three months ended May 2, 2015 since each executive officer achieved greater than their target shares for one of the financial performance goals. The amount of canceled shares reported in the table above includes the portion of unvested shares that were not earned since performance achievements on each executive officer’s other financial and strategic performance goals were not fully achieved. As of May 2, 2015, the Company determined the performance goals established for the second performance period to be completed at the end of fiscal 2016 would not be achieved and adjusted the related share-based compensation expense accordingly for the three months ended May 2, 2015.

In April 2015, the Company granted performance-based equity awards to each of its executive officers which are based on their achievement of certain performance goals for a new performance period beginning in fiscal 2016. These equity awards include restricted stock units which vest based on the achievement of certain financial goals (“Financial Performance RSU”), and performance awards for which a portion shall vest based on the achievement of individual strategic objectives (“Strategic Objective Award”) and a portion shall vest based on total shareholder return (“Total Shareholder Return Award”). These awards are reported in the above table as “Performance-Based,” except for the Total Shareholder Return Award which is reported as “Market-Based.” The Financial Performance RSUs will be earned based on the achievement of revenue and modified non-GAAP operating income that have been established at “threshold,” “target” and “maximum” levels and will vest on the first anniversary of the commencement date. The Strategic Objective Award will vest on the first anniversary of the commencement date at the target level based on the achievement of individual strategic goals and either the revenue or modified non-GAAP operating income objective established for the Financial Performance RSU. The Total Shareholder Return Award will vest on the second anniversary of the commencement date based the Company’s stock price performance in comparison to the Philadelphia Semiconductor Sector Index. Share-based compensation for the Total Shareholder Award is measured using the Monte Carlo valuation method since the award is indexed to the price of the Company’s common stock as set forth under the terms of the award.

In connection with the performance-based restricted stock units granted in fiscal 2015 to certain members of senior management, final evaluation for each individual’s achievement of their performance was measured during the three months ended May 2, 2015. As a result, a total of 360,723 shares vested on April 1, 2015 and are included in the above table. There was no material adjustment to share-based compensation expense related to these performance-based restricted stock units in the three months ended May 2, 2015. The amount of canceled shares reported in the table above includes the portion of unvested shares that were not earned since certain performance achievements were not fully achieved.

The aggregate intrinsic value of restricted stock units expected to vest as of May 2, 2015 was $150.2 million. The number of restricted stock units that are expected to vest is 10.5 million shares.

As of May 2, 2015, unamortized compensation expense related to restricted stock units was $134.0 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.7 years.

Employee Stock Purchase Plan

During the three months ended May 2, 2015 and May 3, 2014, the Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). As of May 2, 2015, there was $33.7 million of unrecognized compensation cost related to the ESPP.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchase Program

The Company repurchased 1.4 million of its common shares for $22.1 million during the three months ended May 2, 2015. The Company had no repurchases of its common shares during the three months ended May 3, 2014. The repurchased shares were retired immediately after the repurchases were completed. The Company records all repurchases, as well as investment purchases and sales, based on trade date. As of May 2, 2015, a total of 223.3 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $2.8 billion in cash and there was $421.4 million remaining available for future share repurchases.

Subsequent to the end of the quarter through May 28, 2015, the Company repurchased an additional 0.9 million of its common shares for $12.9 million at an average price per share of $13.84.

Dividends

The Company paid the following cash dividends:

	Three Months Ended
	May 2, 2015	May 3, 2014
Cash dividend per share	$0.06	$0.06

Total payment to shareholders (in thousands)	$30,910	$30,172

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

On May 21, 2015, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on July 1, 2015 to shareholders of record as of June 11, 2015.

Note 12. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Cost of goods sold	$1,547	$2,299
Research and development	24,781	20,368
Selling and marketing	2,577	2,928
General and administrative	4,316	4,374

	$33,221	$29,969

Share-based compensation capitalized in inventory was $1.9 million at May 2, 2015 and $1.5 million at January 31, 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model and of each market-based equity award using a Monte Carlo simulation model:

	Three Months Ended
	May 2, 2015	May 3, 2014
Time-based Stock Options:
Weighted average fair value	$4.54	$4.64
Expected volatility	34%	36%
Expected term (in years)	5.4	5.0
Risk-free interest rate	1.5%	1.6%
Expected dividend yield	1.6%	1.6%

Three Months Ended
May 2, 2015
Total Shareholder Return Awards:
Expected term (in years)	2.0
Expected volatility	27%
Average correlation coefficient of peer companies	0.4%
Risk-free interest rate	0.5%
Expected dividend yield	1.7%

Under the ESPP, there were no stock purchase rights granted in the three months ended May 2, 2015 and May 3, 2014.

Note 13. Related Party Transaction

On February 25, 2015, the Executive Compensation Committee (“Committee”) of the Company’s Board of Directors approved a cash payment of approximately $15.4 million to Dr. Sehat Sutardja, the Company’s Chief Executive Officer which was recorded in general and administrative expense in the three months ended May 2, 2015. The U.S. Court of Federal Claims ruled against Dr. Sutardja in his legal challenge with the Internal Revenue Service and the California Franchise Tax Board related to the tax treatment of several stock options granted in fiscal 2004. After discussing and evaluating the alternatives to a continuing legal challenge of the court’s determination, the likelihood of success of further appeal by Dr. Sutardja and the potential negative impact on the Company of a continuation of the case regardless of the outcome, on February 25, 2015, the Committee determined to provide Dr. Sutardja with relief from the financial effects of the penalty taxes. Accordingly, the Committee approved the cash payment to Dr. Sutardja equal to the amount of his penalty taxes owed under the Tax Codes, plus accrued interest owed with respect to such liabilities, all grossed-up for income taxes that will be owed by Dr. Sutardja on receipt of such cash payment. The Company paid $8.4 million to Dr. Sutardja in the three months ended May 2, 2015 representing reimbursement for the U.S. federal tax portion. As of May 2, 2015, the Company had a remaining $7.0 million liability to Dr. Sutardja.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “can,” “will” and similar expressions identify such forward-looking statements. Examples of forward-looking statements include statements regarding:

•	revenue outlook for the second quarter of 2016 and for our products by end market;

•	our anticipation that the rate of new orders and shipments will vary significantly from quarter to quarter;

•	market acceptance of our products;

•	our expectations about industry trends;

•	future growth of our customer’s products, including the timing of any launches;

•	the pricing of our products;

•	future customer concentration;

•	net revenue, cost of goods sold as a percentage of revenue and operating expenses for future periods;

•	the impact of legal proceedings and claims, including on the protection of our intellectual property;

•	our ability to meet our capital needs for at least the next 12 months;

•	our expectation that a significant percentage of our sales will continue to come from direct sales to key customers;

•	future growth opportunities;

•	our expectations regarding areas of revenue and operating income growth;

•	the effectiveness of our hedges of foreign currency exposures;

•	our plans regarding our investment portfolio;

•	our expectations that quarterly operating results will fluctuate from quarter to quarter;

•	general economic environment;

•	arrangements with suppliers;

•	our expectations regarding our facilities and the sufficiency of our facilities;

•	our ability to execute our business strategy;

•	our plan to strengthen and expand our relationship with customers;

•	our ability to anticipate the needs of our customers;

•	our expectations that average selling prices of our products will continue to be subject to significant pricing pressures;

•	our ability to develop and introduce new products and achieve market acceptance of our products;

•	our expectations regarding acquisitions and investments;

•	demand for our products and the impact of seasonality on demand;

•	gross margin and the events that may cause gross margin to fluctuate;

•	our operations and sales outside of the United States, including future sales in Asia;

•	our plans for our share repurchase program and dividends;

•	expected tax benefits we receive; and

•	the anticipated features and benefits of our technology solutions.

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

During the first quarter of fiscal 2016, we experienced an overall slowdown in demand from the storage end market, as well as from emerging markets, as we saw business conditions weaken overall in the semiconductor industry. As a result, net revenue in the three months ended May 2, 2015 of $724.3 million was down 24% compared to net revenue of $957.8 million in the three months ended May 3, 2014. Revenue from products for the storage end market declined 16% in the three months ended May 2, 2015 compared to the three months ended May 3, 2014. In addition, we saw lower revenue from products for the mobile and wireless end markets, which declined 44% in the three months ended May 2, 2015 compared to the three months ended May 3, 2014. Consequently, net income in the three months ended May 2, 2015 was lower at $14.1 million compared to $99.5 million in the three months ended May 3, 2014. Although we expect this slower demand environment to continue in our second quarter of fiscal 2016, we expect higher revenue in the second half of fiscal 2015 as demand begins to normalize. We continue to invest in new and innovative technologies as we believe this will enable us to emerge even stronger when the economic situation improves. We are also focused on effectively controlling our costs, which has led to improvement in cost of goods sold as a percentage of revenue, and improvement in total operating expenses. We expect revenue growth to be driven by areas such as mobile handsets, tablets, connectivity and smart home devices along with a continued focus on operational execution.

•

In the storage market, we saw weaker than expected demand for HDD products. We continue to maintain our technology leadership and focus on developing industry-leading solutions such as DRAM-less NVMe products, which we expect will do well in the market. For our SSD products, the slowdown in demand was in-line with seasonality that typically affects our first fiscal quarter. Despite the drop in market share of one of our major customers, we are working to solidify our leadership position in the market over the next few years.

•

In the mobile market, competition and pricing remain fierce, and negatively affected our operating result in the first quarter of fiscal 2016. We saw weaker than normal demand due to an overall slowdown in smartphone production in China. In our business for the mobile end market, China Unicom recently launched the world’s first 399RMB 4G LTE smartphone using our quad-core 64-bit ARMADA Mobile PXA1908 mobile platform which is also used by China Mobile. This same 64-bit LTE platform has started shipping into global markets with tier-1 customers such as Samsung.

•

In the wireless connectivity market, revenue was lower than expectations primarily due to weaker mobile shipments in China combined with normal seasonality in gaming consoles. Earlier this year, we introduced the 4x4 11ac Wave-2 Wi-Fi and SoC platform for enterprise access point and smart home gateway solutions. The Wave-2 significantly increases bandwidth available over the Wi-Fi link and network capacity for densely populated environments, extending wireless capabilities to a variety of new use cases such as real-time video streaming and wireless back-up. Our 4x4 11ac devices have been growing our market share in carrier grade access point, supporting tier-1 customers like Cisco Systems, Inc. More recently, Linksys announced the launch of their newest 2x2 AC router using our mainstream Wi-Fi technology. We believe we are well positioned to further expand into high-performance 4x4 MIMO product categories in both retail and service provider gateways. We are seeing new opportunities for our connectivity solutions across multiple market segments.

•

In the fast-growing IoT end market, Wi-Fi and Zigbee devices are gaining strong adoption. Our EZ-Connect wireless microcontrollers have been well received and we have a strong design pipeline across a broad range of applications including lighting, appliances, home automation and other smart home and commercial IoT applications across China and North American regions. For example, Xiaomi launched a line of smart home products in the fall of 2014 based on our wireless microcontrollers. We are also an early partner in Apple’s HomeKit and we have several tier-1 customers designing HomeKit products using our EZ-Connect microcontrollers. Recently, we announced the open-sourcing of our Kinoma JS application framework, which is uniquely designed to build core applications of embedded devices using JavaScript. Our customers can create elegant, high-performance products across a wide variety of hardware platforms, using relatively little code that’s easier to test, maintain and evolve. On the service provider side of the video business, a leading service provider in Korea launched their 4K platform using our ARMADA 1500 device and we expect several other service providers to start shipping their own version of Internet Protocol television and over-the-top hybrid set-top boxes using our ARMADA 1500 family of video SoC in the near future. For example, one of our leading service providers in France recently launched their set-top box based on the ARMDA 1500 PRO SoC.

•

Demand in the quarter was weaker than expected in the networking market, but we continued to make progress in design wins with our networking SoC in areas such as network storage interconnect applications. We are also gaining share with telecommunication and access infrastructure customers. We continue to gain traction with our recently introduced Questflo product line of network search engines that broadens our growing networking product portfolio. Today’s traditional TCAM-based solutions are unable to address future scaling requirements and multiple customers are actively engaged with us for next generation solutions. Our SRAM-based Questflo products are targeted for carrier customers and increase capacity using less power delivering better performance-power metrics compared to competitors.

Our cost of goods sold as a percentage of net revenue for the first quarter of fiscal 2016 was lower compared to the first quarter of fiscal 2015. The mobile and wireless end markets generally have lower average gross margins than the rest of our business and changes in the revenue mix between end markets will affect cost of goods sold as a percentage of net revenue.

We believe our financial position is strong and we remain committed to deliver shareholder value through our share repurchase and dividend programs.

•	Our cash, cash equivalents and short-term investments were $2.5 billion at May 2, 2015.

•	We generated cash flow from operations of $58.9 million during the first quarter of fiscal 2016.

•

We paid cash dividends of $0.06 per share for a total of $30.9 million during the first quarter of fiscal 2016 and we recently announced a dividend of $0.06 per share to be paid in the second quarter of fiscal 2016.

•	We repurchased 1.4 million of our common shares for $22.1 million in the first quarter of fiscal 2016.

We are currently involved in a patent litigation action with CMU (See “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q and “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for a further discussion of the risks associated with this matter and other patent litigation matters). A jury has awarded past damages of $1.17 billion, and the Court calculated damages, including enhancement, to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through May 2, 2015 could be as much as $450 million. On May 7, 2014, the District Court entered final judgment and on May 14, 2014, we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., which held a hearing for oral argument on April 7, 2015. We have secured certain surety bonds for the duration of the appeal to stay execution of judgment pending the appeal. See “Note 10—Commitments and Contingencies—Surety Bonds” in the Notes to the Unaudited Condensed Consolidated Financial Statements for a further discussion of these surety bonds. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology.

A significant number of our products are being incorporated into consumer electronics products, including gaming devices and personal computers, which are subject to significant seasonality and fluctuations in demand. Holiday and back to school buying trends may at times negatively impact our results in the first and fourth quarter, and positively impact our results in the second and third quarter of our fiscal years. In addition, consumer electronics sales are heavily dependent on new product launch timelines and product refreshes. For example, our sales of wireless connectivity products may increase significantly during a period when one of our customers launches a new gaming console, and these sales may taper significantly after the initial launch period.

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue from one customer was 20% and 19% for the three months ended May 2, 2015 and May 3, 2014, respectively. Net revenue from a second customer was 14% and 11% for the three months ended May 2, 2015 and May 3, 2014, respectively. Net revenue from a third customer represented 10% of net revenue for the three months ended May 2, 2015. We also had net revenue from one distributor representing 12% and 10% for the three months ended May 2, 2015 and May 3, 2014, respectively. We continuously monitor the creditworthiness of our distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers located in Asia represented 95% of our net revenue for the three months ended May 2, 2015 and May 3, 2014. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

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

In this Quarterly Report on Form 10-Q, we refer to the fiscal year ended January 30, 2010 as fiscal 2010, the fiscal year ended January 29, 2011 as fiscal 2011, the fiscal year ended January 28, 2012 as fiscal 2012, the fiscal year ended February 2, 2013 as fiscal 2013, the fiscal year ending February 1, 2014 as fiscal 2014, the fiscal year ending January 31, 2015 as fiscal 2015 and the fiscal year ending January 30, 2016 as fiscal 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2015.

Results of Operations

The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended
	May 2, 2015	May 3, 2014
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	48.5	51.6
Research and development	38.7	30.8
Selling and marketing	5.0	4.0
General and administrative	5.7	3.2
Amortization and write-off of acquired intangible assets	0.3	0.7

Total operating costs and expenses	98.2	90.3

Operating income	1.8	9.7
Interest and other income, net	0.7	0.2

Income before income taxes	2.5	9.9
Provision (benefit) for income taxes	0.6	(0.5)

Net income	1.9%	10.4%

Three months ended May 2, 2015 and May 3, 2014

Net Revenue

	Three Months Ended
	May 2,	May 3,	%
	2015	2014	Change
	(in thousands, except percentage)
Net revenue	$724,288	$957,830	(24.4)%

Net revenue for the three months ended May 2, 2015 decreased by $233.5 million compared to the three months ended May 3, 2014 mainly due to lower sales of our mobile and wireless products. The decrease in net revenue was further affected by lower sales of products for the storage market due to weaker than expected demand from customers in general, as economic conditions weakened overall in the semiconductor industry. Our networking revenue also declined in the three months ended May 2, 2015 compared to the three months ended May 3, 2014 from lower demand for enterprise switches and routers.

We currently expect overall net revenue for the three months ending August 1, 2015 to be in the range of $710 million to $740 million. We expect revenue from products for the storage end market to decline while revenue from products for the mobile and wireless, and the networking end markets is anticipated to be flat to slightly up.

Cost of Goods Sold

	Three Months Ended
	May 2,	May 3,	%
	2015	2014	Change
	(in thousands, except percentage)
Cost of goods sold	$351,153	$493,860	(28.9)
% of net revenue	48.5%	51.6%

Cost of goods sold as a percentage of net revenue was lower for the three months ended May 2, 2015 primarily due to declining revenue from our mobile and wireless products which have higher average cost of goods sold as a percentage of revenue. In addition, we had lower write-downs of excess inventory and other manufacturing period costs. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

We currently expect cost of goods sold as a percentage of net revenue for the three months ending August 1, 2015 to be slightly higher compared to the three months ended May 2, 2015.

Share-Based Compensation Expense

	Three Months Ended
	May 2,	May 3,
	2015	2014
	(in thousands)
Cost of goods sold	$1,547	$2,299
Research and development	24,781	20,368
Selling and marketing	2,577	2,928
General and administrative	4,316	4,374

	$33,221	$29,969

Share-based compensation expense increased by $3.3 million for the three months ended May 2, 2015 compared to the three months ended May 3, 2014. The increase reflects higher share-based compensation expense related to the performance-based awards granted to our executive officers in April 2014. In addition, lower share-based compensation expense in the three months ended May 3, 2014 includes the reversal of previously recognized expense associated with unvested equity awards that were cancelled as a result of the resignation in February 2014 of our former Chief Technology Officer. No such credit is reflected in the share-based compensation expense in the three months ended May 2, 2015.

Restructuring

	Three Months Ended
	May 2,	May 3,
	2015	2014
	(in thousands)
Research and development	$—	$4,682
Selling and marketing	—	48
General and administrative	592	358
Write-off of acquired intangible assets	—	3,386

	$592	$8,474

We recorded a total $0.6 restructuring charge in the three months ended May 2, 2015. There were no other significant activities that occurred in the three months ended May 2, 2015. See “Note 8 – Restructuring” in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Research and Development

	Three Months Ended
	May 2,	May 3,	%
	2015	2014	Change
	(in thousands, except percentage)
Research and development	$280,114	$295,363	(5.2)%
% of net revenue	38.7%	30.8%

Research and development expense decreased by $15.2 million for the three months ended May 2, 2015 compared to the three months ended May 3, 2014. The decrease was attributable to $10.6 million of lower personnel-related costs primarily due to headcount reduction that occurred in Israel to streamline operations to align with our overall strategic plan during fiscal 2015. Additionally, that action resulted in higher restructuring charges of $4.7 million included in the three months ended May 3, 2014 compared to $0.1 million in the three months ended May 2, 2015.

Selling and Marketing

	Three Months Ended
	May 2,	May 3,	%
	2015	2014	Change
	(in thousands, except percentage)
Selling and marketing	$36,174	$38,358	(5.7)
% of net revenue	5.0%	4.0%

Selling and marketing expense decreased by $2.2 million for the three months ended May 2, 2015 compared to the three months ended May 3, 2014. The decrease was attributable to $4.0 million of lower personnel-related costs due to lower headcount, which was partially offset by higher costs for certain marketing advertisement activities.

General and Administrative

	Three Months Ended
	May 2,	May 3,	%
	2015	2014	Change
	(in thousands, except percentage)
General and administrative	$41,027	$30,573	34.2
% of net revenue	5.7%	3.2%

General and administrative expense increased by $10.5 million for the three months ended May 2, 2015 compared to the three months ended May 3, 2014. The increase was mostly driven by the effect of a $15.4 million cash payment to our Chief Executive Officer (see “Note 13 – Related Party Transactions” in the Notes to the Unaudited Condensed Consolidated Financial Statements). This increase was partially offset by $3.4 million of lower legal expenses for on-going litigation matters, combined with slightly lower personnel-related costs due to lower headcount.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended
	May 2,	May 3,	%
	2015	2014	Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$2,568	$6,689	(61.6)
% of net revenue	0.3%	0.7%

Amortization and write-off of acquired intangible assets decreased by $4.1 million for the three months ended May 2, 2015 compared to the three months ended May 3, 2014. The decrease reflects the effect of a charge included in the three months ended May 3, 2014 to write off $3.4 million of in-process research and development. There was no such charge in the three months ended May 2, 2015. In addition, amortization expense of acquired intangible assets declined $0.7 million as certain intangible assets have become fully amortized.

Interest and Other Income, Net

	Three Months Ended
	May 2,	May 3,	%
	2015	2014	Change
	(in thousands, except percentage)
Interest and other income, net	$5,167	$1,925	168.4
% of net revenue	0.7%	0.2%

Interest and other income, net, increased by $3.2 million for the three months ended May 2, 2015 compared to the three months ended May 3, 2014, primarily due to the recognition of foreign currency gains from the revaluation of our foreign currency denominated tax liabilities as the U.S. dollar strengthened during the three months ended May 2, 2015 compared to the three months ended May 3, 2014. In addition, we had higher interest income due to overall higher interest rates and average cash balances.

Provision (benefit) for Income Taxes

	Three Months Ended
	May 2,	May 3,	%
	2015	2014	Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$4,329	$(4,567)	(194.8)%
% of net revenue	0.6%	(0.5)%

We had an effective tax rate of 23.5% in the three months ended May 2, 2015. Our income tax provision for the three months ended May 2, 2015 included the current income tax liability of $4.3 million, plus an additional provision of $3.1 million related to a $15.4 million cash payment to the Company’s Chief Executive Officer (see “Note 13 – Related Party Transactions” in the Notes to the Unaudited Condensed Consolidated Financial Statements), which were offset by a net reduction in unrecognized tax benefits of $3.1 million. The net reduction in unrecognized tax benefits arose from the release of $4.0 million due to expiration of the statue of limitations in a non-U.S. jurisdiction, which was partially offset by penalties and interest of $0.9 million accrued on the outstanding unrecognized tax benefit balance.

The income tax benefit for the three months ended May 3, 2014 had an effective tax rate of 4.8% and included the current income tax liability of $5.7 million, which was offset by tax benefits of $2.5 million from a net reduction in unrecognized tax benefits and $7.8 million from an increase in the net deferred tax assets because of the continued discussion with the Singapore tax authorities that resulted in an agreement for a major portion of the pre-tax income to be taxed at a new DEI. The net reduction in unrecognized tax benefits arose from the release of $4.9 million due to expiration of the statute of limitations, which was reduced by an increase in current unrecognized tax benefit estimates of $1.1 million and a $1.3 million tax expense related to the fiscal year 2014 tax return of a non-U.S. jurisdiction.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $11 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material effect on our results at this time.

We operate under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $3.3 million in each of the three months ended May 2, 2015 and May 3, 2014. The benefit of the tax incentives on net income per share was $0.01 per share for the three months ended May 2, 2015 and less than $0.01 per share May 3, 2014.

Liquidity and Capital Resources

Our principal source of liquidity as of May 2, 2015 consisted of approximately $2.5 billion of cash, cash equivalents and short-term investments, of which approximately $900 million was held by foreign subsidiaries (outside Bermuda). Approximately $500 million of this amount held by foreign subsidiaries is related to undistributed earnings, which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions, or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $150 million. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations. Specifically, with respect to the CMU litigation, a jury has awarded past damages of $1.17 billion, and CMU has sought pre-judgment interest, post-judgment interest, attorneys’ fees, and an injunction and/or ongoing royalties. Based on a series of post-trial rulings, the District Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through May 2, 2015 could be as much as $450 million. On May 7, 2014, the District Court entered final judgment, from which we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., which held a hearing for oral argument on April 7, 2015. We have secured certain surety bonds for the duration of the appeal to stay execution of judgment pending the appeal. See “Note 10 – Commitments and Contingencies – Surety Bonds” in the Notes to the Unaudited Condensed Consolidated Financial Statements for a further discussion of these surety bonds. We strongly believe that we do not infringe on the methods described in the CMU patents and that our products use our own internally developed patented read channel technology. See the section entitled “Off-Balance Sheet Arrangements” below for a discussion of the effects on liquidity from the CMU litigation.

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

On May 21, 2015, the Company announced that its board of directors declared a cash dividend of $0.06 per share to be paid on July 1, 2015 to shareholders of record as of Jun 11, 2015.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $58.9 million for the three months ended May 2, 2015. The cash inflows from operations for the three months ended May 2, 2015 were due to $77.9 million of net income adjusted for non-cash items and a negative effect from changes in working capital of $19.0 million. The cash outflow from working capital for the three months ended May 2, 2015 was primarily driven by an increase in inventory due to weaker than expected short-term demand, combined with decreases in accrued employee compensation primarily from the payment of the annual incentive compensation offset by additional employee stock purchase plan withholdings. The negative effect on working capital was partially offset by a decrease in accounts receivable due to lower sales and an increase in accounts payable.

Net cash provided by operating activities was $235.1 million for the three months ended May 3, 2014. The cash inflows from operations for the three months ended May 3, 2014 were primarily due to $165.0 million of net income adjusted for non-cash items and a positive effect from changes in working capital of $70.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $166.6 million for the three months ended May 2, 2015 compared to net cash used in investing activities of $24.3 million for the three months ended May 3, 2014. For the three months ended May 2, 2015, net cash used in investing activities was primarily due to payment of $10.2 million purchase of equipment previously leased, $7.3 million for the purchase of property and equipment, and $3.6 million for the purchase of technology licenses. In addition to these payments, net cash used in investing activities for the three months ended May 2, 2015 included net cash outflows from purchases of available-for-sales securities of $392.9 million less the sales and maturities of available-for-sale securities of $247.5 million.

For the three months ended May 3, 2014, net cash used in investing activities of $24.3 was primarily from the payment of $16.1 million for the purchase of property and equipment and $8.1 million for the purchase of technology licenses.

Net Cash Used in Financing Activities

Net cash used in financing activities was $64.5 million for the three months ended May 2, 2015 compared to net cash used in financing activities of $35.3 million for the three months ended May 3, 2014. For the three months ended May 2, 2015, net cash used in financing activities was primarily attributable to payments of our quarterly dividends of $30.9 million and repurchase of our common shares in the open market for $20.3 million under our share repurchase program. Net cash used in financing activities for the three months ended May 2, 2015 was also attributable to a $22.3 million minimum tax withholding payments on behalf of employees for net share settlements. These cash outflows were partially offset by net proceeds of $13.0 million from the issuance of our common shares under our share-based plans.

Net cash used in financing activities of $35.3 million for the three months ended May 3, 2014 was primarily attributable to payments of our quarterly dividends of $30.2 million. In addition, we paid $24.3 million for the minimum tax withholding on behalf of employees for net share settlements, which was partially offset by $19.1 million proceeds from the issuance of our common shares under our share-based plans.

Subsequent to the end of the quarter through May 28, 2015, the Company repurchased an additional 0.9 million of its common shares for $12.9 million at an average price per share of $13.84.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 2, 2015, we were not involved in any unconsolidated SPE transactions.

On May 14, 2014, we filed a Notice of Appeal to appeal the final judgment issued by the District Court in the CMU litigation. In order to stay the execution of the final judgment pending its appeal, we filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. If the judgment is affirmed after the completion of all appellate proceedings, and we do not thereafter fully satisfy the judgment within thirty days, the sureties are obligated under the bond to make payment to CMU. In support of the bond, we entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash is considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. The indemnity agreements will remain outstanding for as long as the underlying bond remains outstanding. See also “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements for a further discussion of this matter.

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through May 2, 2015 could be as much as $450 million. On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $138 million at May 2, 2015. We and CMU have agreed that the second bond and commitment satisfy the security for ongoing royalties while the appeal is pending.

Contractual Obligations

We presented our contractual obligations at January 31, 2015 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended May 2, 2015, other than as noted under the section entitled “Off-Balance Sheet Arrangements” above.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of May 2, 2015. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of May 2, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $20.8 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of May 2, 2015, our investment portfolio included $12.5 million in par value of auction rate securities classified as long-term investments. Although these securities have continued to pay interest, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of these auction rate securities as of May 2, 2015, was $2.4 million less than par value.

Based on our balance of approximately $2.5 billion in cash, cash equivalents and short-term investments, and the fact that we continue to generate positive cash flow on a quarterly basis, we do not anticipate having to sell these securities below par value and do not have the intent to sell these auction rate securities until recovery. Since we consider the impairment to be temporary, we recorded the unrealized loss to accumulated other comprehensive income, a component of shareholders’ equity.

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $9.3 million at May 2, 2015, and was included in other non-current assets in our balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Foreign Currency Exchange Risk. All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies and these expenses may be higher or lower in U.S. dollar terms. Furthermore, our operations in Israel and China represent a large portion of our total foreign currency exposure. In the most recent quarter and after effects of hedging, the US dollar strength has resulted in 2% lower operating expenses. Additionally we may hold certain assets and liabilities, including potential tax liabilities in local currency on our balance sheet. These tax liabilities would be settled in local currency. Therefore, foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other income, net. The related effects of foreign exchange fluctuations on local currency expenses are recorded to operating expenses. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 2, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common shares, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended January 31, 2015 and subsequent reports on Forms 10-Q and 8-K. Many of these risks and uncertainties are beyond our control, including business cycles and seasonal trends of the computing, semiconductor and other industries in which we compete.

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

Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this “Risk Factors” section:

•	changes in general economic and political conditions and the conditions in the end markets we address, including the continuing volatility in the technology sector and semiconductor industry;

•	the highly competitive nature of the end markets we serve, particularly within the semiconductor industry;

•	any current and future litigation that could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business;

•	our dependence on a few customers for a significant portion of our revenue;

•	our ability to maintain a competitive cost structure for our manufacturing and assembly and test processes and our reliance on third parties to produce our products;

•	cancellations, rescheduling or deferrals of significant customer orders or shipments, as well as the ability of our customers to manage inventory;

•	gain or loss of a design win or key customer;

•	seasonality in sales of consumer devices in which our products are incorporated;

•	failure to qualify our products or our suppliers’ manufacturing lines;

•	our ability to develop and introduce new and enhanced products in a timely and effective manner, as well as our ability to anticipate and adapt to changes in technology;

•	failure to protect our intellectual property;

•

impact of a significant natural disaster, including earthquakes, floods and tsunamis, particularly in certain regions in which we operate or own buildings, such as Santa Clara, and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim; and

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From January 28, 2012 through May 2, 2015, our common shares traded as low as $6.98 and as high as $16.86 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

The semiconductor industry and specifically the mobile and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. This has especially intensified as semiconductor companies have begun to offer more integrated platforms. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of this trend to platform integration. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing and expect we will continue to face significant competition in the LTE market. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions. Some of our competitors may be better situated to meet changing customer needs. As competition in the markets in which we operate continues to increase, our revenues and gross margins may decline. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the mobile and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

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

On March 6, 2009, Carnegie Mellon University (“CMU”) filed a complaint in the U.S. District Court for the Western District of Pennsylvania naming Marvell Semiconductor, Inc. and us as defendants, and alleging patent infringement. CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the HDD products incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. CMU sought in its post-trial motions enhanced damages up to three times the jury verdict, pre-judgment interest up to $322 million, post-judgment interest, supplemental damages, attorneys’ fees, and an injunction and/or ongoing royalties. Post-trial motions were heard on May 1 and 2, 2013. On June 26, 2013, the District Court denied CMU’s post-trial motion for attorney fees without prejudice. On August 23, 2013, the District Court denied our motion for mistrial. On September 23, 2013, the District Court denied our motion for judgment as a matter of law or a new trial on non-infringement, invalidity and other non-damages issues as well as our motion for reduced damages. On the same day, the District Court granted-in-part CMU’s motion for a finding of willful infringement and enhanced damages, reserving its further rulings on any enhancement of the verdict for a separate opinion. On January 14, 2014, the District Court denied our post-trial motion on laches. On March 31, 2014, the District Court rejected CMU’s motion for an injunction. The District Court also denied CMU’s request for pre-judgment interest, and substantially scaled back CMU’s request for enhanced damages. Based on these decisions, the Court calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the District Court entered final judgment, from which we filed a notice of appeal on May 14, 2014 to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. We filed our opening appeal brief on August 4, 2014. CMU filed its opposition brief on October 20, 2014 and we filed our reply brief on November 20, 2014. We believe that there are strong grounds for appeal and we are currently pursuing an appeal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., which held hearing for oral argument on April 7, 2015. There is no guarantee that we will be successful on appeal. If we are required to pay most or all of the damages calculated by the District Court after all appeals have been exhausted, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Court has required us to report ongoing royalties under the current judgment. Based on the royalty rate assessed by the District Court, such additional royalties for the period of time commencing on the date ordered by the District Court, January 15, 2013, through May 2, 2015 could be as much as $450 million. On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $138 million at May 2, 2015. We and CMU have agreed that the second bond and commitment satisfy the security for ongoing royalties while the appeal is pending.

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

In addition, the HDD industry has experienced consolidation over the past several years. For example, during fiscal 2010, Toshiba acquired the HDD operations of Fujitsu. In December 2011, Seagate Technology plc (“Seagate”) completed the acquisition of Samsung’s HDD unit. In March 2012, Western Digital completed the acquisition of Hitachi’s HDD unit. Consolidation among our customers could lead to changing demand for our products, replacement of our products by the merged entity with those of our competitors and cancellation of orders, each of which could harm our results of operations. If we are unable to leverage our technology and customer relationships, we may not capitalize on the increased opportunities for our products within the combined company.

Furthermore, future changes in the nature of information storage products could reduce demand for traditional HDDs. For example, products using solid state drives (“SSDs”) have become a source of competition to manufacturers of HDDs. Although we offer SSD controllers, leveraging our technology in hard drives, we cannot ensure we will be able to maintain significant market share if demand for traditional HDDs decreases. Additionally, we depend on a few customers for our SSD controllers and as such, the loss of any SSD controller customer or a significant reduction in sales we make to them (for example, as a result of a significant drop in market share) may harm our financial condition and results of operations.

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, or if any of these key customers experience a significant decline in market share, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 34% and 30% of our net revenue for the three months ended May 2, 2015 and May 3, 2014, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

No Guarantee of Capacity or Supply

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. When demand is strong, availability of foundry capacity may be constrained or not available, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See “We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.” Moreover, if any of our third-party foundry suppliers are unable to secure necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

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

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. For example, we believe the success of Final-level-Cache (“FLC”) technology may be an important factor in the future growth of the company. If FLC technology fails to function in actual product development at the level required for market acceptance, or if our customers do not readily embrace the technology as quickly as we would anticipate, our future results may be impacted. Our ability to adapt to changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We may also have to incur substantial unanticipated costs to comply with these new standards. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets they serve and to introduce and promote those products successfully in a timely manner. Even if new and enhanced products are introduced to the market, we and our customers may not be able to achieve market acceptance of them.

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

We had approximately $2.0 billion of goodwill and $27.6 million of acquired intangible assets, net on our balance sheet as of May 2, 2015. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have only one reporting unit, and the fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we may have an impairment of goodwill in one of our reporting units.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers located in Asia represented approximately 95% of our net revenue in the three months ended May 2, 2015, 96% of our net revenue in fiscal 2015 and 95% of our net revenue in fiscal 2014.

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

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed and acquired since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed that could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. In addition, we may not be able to recognize the full revenue stream from technologies for which an employee is the listed inventor of the intellectual property, one example of which is the original FLC intellectual property, for which our CEO, Dr. Sehat Sutardja, is listed as the sole inventor.

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

We are also subject to the “conflict mineral rules” promulgated by the SEC, which impose disclosure requirements on us regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries in our products and the procedures our manufacturer’s use to prevent the sourcing of such conflict minerals. The ongoing implementation of these requirements could affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices, which could adversely affect our operations and product margins. Additionally, if we are unable to sufficiently source conflict-free metals, we may face difficulties in satisfying customers who may require that the products they purchase from us are conflict-free, which may harm our sales and operating results.

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

Two of our officers own a large percentage of our voting stock and are related by marriage. These factors may allow the officers and directors as a group or the related individuals to influence the election of directors and the approval or disapproval of significant corporate actions.

Dr. Sehat Sutardja, our Chairman and Chief Executive Officer, and Weili Dai, who serves as our President, are husband and wife. Together, these two officers held approximately 13% of our outstanding common shares as of April 1, 2015. As a result, if these individuals act together, they may influence the election of our directors and the approval or disapproval of any significant corporate actions that require shareholder approval. This influence over our affairs might be adverse to the interests of other shareholders. For example, the voting power of these individuals could have the effect of delaying or preventing an acquisition of us on terms that other shareholders may desire.

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

Additionally, the second surety bond and commitment from the sureties are secured by our campus located in Santa Clara, California. See “We are currently involved in a patent litigation action involving CMU, and, if we do not prevail on appeal of the district court judgment, we could be liable for substantial damages.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended May 2, 2015.

Issuer Purchases of Equity Securities

The following table presents details of our share repurchases during the three months ended May 2, 2015 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 – February 28, 2015	111,880	$16.13	111,880	$441,652
March 1 – March 28, 2015	877,950	$15.93	877,950	$427,668
March 29 – May 2, 2015	432,132	$14.54	432,132	$421,385

Total	1,421,962	$15.52	1,421,962	$421,385

(1)	The monthly periods presented above for the three months ended May 2, 2015, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
(2)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. Our board of directors authorized an additional $1.5 billion in fiscal 2012 and $1.0 billion in fiscal 2013 and $250 million in fiscal 2015 to be used to repurchase our outstanding common shares under the share repurchase program for a total available under the program of $3.25 billion. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. Exhibits

See the “Index to Exhibits” immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: June 4, 2015	By:	/s/ Sukhi Nagesh
Sukhi Nagesh
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Interim Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.