Form 10-Q
period 2015-08-01
MARVELL TECHNOLOGY GROUP LTD
filed 2016-07-21
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

or

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

The number of common shares of the registrant outstanding as of July 11, 2016 was 511.2 million shares.

EXPLANATORY NOTE

As previously reported, we were unable to timely file our Quarterly Report on Form 10-Q for the second and third quarters of fiscal 2016 and our Annual Report on Form 10-K for fiscal 2016. Except as specifically set forth herein, this Form 10-Q speaks only as of August 1, 2015 and the period then ended, and these financial results do not reflect the effect of events or results of operations that may have occurred subsequent to August 1, 2015. The Company was obligated to adjust its financial results for the second quarter of fiscal 2016 through the date of filing of this report to account for certain activities subsequent to August 1, 2015 (Type 1 subsequent events). As a result, certain results, including net loss and net loss per share, reported in this report may differ from the preliminary results for the second quarter of fiscal 2016 released on September 11, 2015 and updated on December 7, 2016. Please see also our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015 and our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, which are being filed on the date hereof.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	August 1, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$927,530	$1,210,977
Short-term investments	1,410,117	1,318,578
Accounts receivable, net	417,721	420,955
Inventories	327,103	308,162
Prepaid expenses and other current assets	68,883	68,140
Deferred income taxes	17,223	17,228

Total current assets	3,168,577	3,344,040
Property and equipment, net	322,262	340,639
Long-term investments	10,123	10,226
Goodwill	2,029,945	2,029,945
Acquired intangible assets, net	24,592	30,698
Other non-current assets	110,457	128,839

Total assets	$5,665,956	$5,884,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,023	$282,899
Accrued liabilities	160,969	131,388
Carnegie Mellon University accrued litigation settlement	733,557	—
Accrued employee compensation	126,038	154,969
Deferred income	59,652	68,120

Total current liabilities	1,369,239	637,376
Non-current income taxes payable	55,283	68,729
Other non-current liabilities	27,437	32,193

Total liabilities	1,451,959	738,298
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,015	1,030
Additional paid-in capital	2,989,011	3,099,548
Accumulated other comprehensive income (loss)	(1,278)	308
Retained earnings	1,225,249	2,045,203

Total shareholders’ equity	4,213,997	5,146,089

Total liabilities and shareholders’ equity	$5,665,956	$5,884,387

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net revenue	$710,492	$961,545	$1,434,780	$1,919,375
Operating costs and expenses:
Cost of goods sold	461,719	477,741	812,872	971,601
Research and development	285,641	294,352	565,755	585,033
Selling and marketing	30,841	33,997	67,015	72,307
General and administrative	35,243	30,962	75,678	61,177
Carnegie Mellon University litigation settlement	654,667	—	654,667	—
Restructuring and other related charges	13,000	735	13,592	5,823
Amortization and write-off of acquired intangible assets	2,568	3,304	5,136	9,993

Total operating costs and expenses	1,483,679	841,091	2,194,715	1,705,934

Operating income (loss)	(773,187)	120,454	(759,935)	213,441
Interest and other income, net	6,790	12,263	11,957	14,188

Income (loss) before income taxes	(766,397)	132,717	(747,978)	227,629
Provision (benefit) for income taxes	5,543	(6,153)	9,872	(10,720)

Net income (loss)	$(771,940)	$138,870	$(757,850)	$238,349

Net income (loss) per share:
Basic	$(1.49)	$0.27	$(1.47)	$0.47

Diluted	$(1.49)	$0.27	$(1.47)	$0.46

Weighted average shares:
Basic	516,368	511,821	516,298	508,463

Diluted	516,368	520,269	516,298	520,510

Cash dividend declared per share	$0.06	$0.06	$0.12	$0.12

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income (loss)	$(771,940)	$138,870	$(757,850)	$238,349
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	(1,458)	(221)	(3,318)	157
Net change in unrealized gain (loss) on auction rate securities	12	(34)	(103)	143
Net change in unrealized gain (loss) on cash flow hedges	88	473	1,835	(270)

Other comprehensive income (loss), net of tax	(1,358)	218	(1,586)	30

Comprehensive income (loss), net of tax	$(773,298)	$139,088	$(759,436)	$238,379

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income (loss)	$(757,850)	$238,349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,811	53,269
Share-based compensation	69,895	64,989
Amortization and write-off of acquired intangible assets	6,106	10,963
Non-cash restructuring and related charges	1,473	17
Other non-cash expense (income), net	1,721	(6,143)
Excess tax benefits from share-based compensation	(25)	(76)
Changes in assets and liabilities:
Accounts receivable	3,234	(30,159)
Inventories	(18,415)	(46,299)
Prepaid expenses and other assets	11,328	(27,157)
Accounts payable	11,958	87,686
Accrued liabilities and other non-current liabilities	8,058	2,962
Carnegie Mellon University accrued litigation settlement	733,557	—
Accrued employee compensation	(28,931)	22,550
Deferred income	(8,468)	21,140

Net cash provided by operating activities	85,452	392,091

Cash flows from investing activities:
Purchases of available-for-sale securities	(566,365)	(335,770)
Sales and maturities of available-for-sale securities	469,790	372,410
Distribution from (investments in) privately-held companies	208	(441)
Purchases of technology licenses	(5,677)	(9,409)
Purchases of property and equipment	(24,320)	(31,954)
Purchase of equipment previously leased	(10,240)	—

Net cash used in investing activities	(136,604)	(5,164)

Cash flows from financing activities:
Repurchase of common stock	(195,584)	—
Proceeds from employee stock plans	57,174	68,374
Minimum tax withholding paid on behalf of employees for net share settlement	(23,007)	(24,923)
Dividend payments to shareholders	(62,104)	(60,992)
Payments on technology license obligations	(8,799)	(2,677)
Excess tax benefits from share-based compensation	25	76

Net cash used in financing activities	(232,295)	(20,142)

Net increase (decrease) in cash and cash equivalents	(283,447)	366,785
Cash and cash equivalents at beginning of period	1,210,977	965,750

Cash and cash equivalents at end of period	$927,530	$1,332,535

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

The Company

Marvell Technology Group Ltd., a Bermuda company, and its subsidiaries (the “Company”), is a fabless semiconductor provider of high-performance application-specific standard products. The Company’s core strength of expertise is the development of complex System-on-a-Chip and System-in-a-Package devices, leveraging its extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and stand alone integrated circuits. The majority of the Company’s product portfolio leverages embedded central processing unit technology. The Company also develops platforms that it defines as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. The Company’s broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, wireless connectivity, Internet-of-Things devices and multimedia solutions.

Basis of Presentation

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2016 and 2015 each have a 52-week period.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s unaudited condensed consolidated balance sheet as of August 1, 2015, the results of its operations for the three and six months ended August 1, 2015 and August 2, 2014, its comprehensive income for the three and six months ended August 1, 2015 and August 2, 2014, and its cash flows for the six months ended August 1, 2015 and August 2, 2014. The January 31, 2015 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 as filed on March 26, 2015 with the Securities and Exchange Commission. The results of operations for the three and six months ended August 1, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to its guidance regarding the reporting requirements of discontinued operations, which was effective for the Company beginning in the first quarter of fiscal 2016. Under the amended guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the Company has adopted and will apply the new guidance for any future dispositions that meet the criteria of a discontinued operation under the amendment.

In November 2015, the FASB issued a new standard to simplify the presentation of deferred income taxes. Currently, deferred income tax assets and liabilities are separately presented as current and non-current amounts on the consolidated balance sheet. The new standard will require that deferred tax assets and liabilities be classified and presented on the balance sheet as non-current. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company will adopt the new guidance at the beginning of its fourth quarter of fiscal 2016 on a prospective basis, and will not retrospectively adjust any prior periods. Adoption will have no impact on the Company’s consolidated results of operations and it had no material impact on working capital.

Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued a new standard on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under GAAP. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and assets recognized from costs incurred to obtain or fulfill a contract will also be required. The FASB subsequently issued an update to this standard in August 2015, which provides deferral of the effective date by one year. The standard is now effective for the Company’s first quarter of fiscal 2019 and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016 and including interim reporting periods within such reporting period.

The FASB has since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, an amendment was issued to clarify the implementation guidance on principal versus agent consideration. The guidance requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, amendments were issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. Amendments were issued in May 2016 related to its guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. The Company has been evaluating the effects of the new guidance and has not yet selected a transition method nor has it determined the potential effects of adoption on its consolidated financial statements.

In April 2015, the FASB issued new guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance provides a basis for evaluating whether a cloud computing arrangement includes a software license or whether the arrangement should be accounted for as a service contract. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The newly issued guidance also strikes from previous authoritative guidance, the use by analogy to the accounting for capital leases, which the Company applied in the accounting for certain of its technology license agreements. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In July 2015, the FASB issued an amendment to its guidance regarding the subsequent measurement of inventory. Currently, inventory is measured at the lower of cost or market. Market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Under this amended guidance, inventory is to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This amendment applies to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. This standard is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In January 2016, the FASB issued new guidance which requires entities to measure all investments in equity securities at fair value with changes recognized through net income. This requirement does not apply to investments that qualify for the equity method of accounting, investments that result in consolidation of the investee, or investments for which the entity meets a practicability exception to fair value measurement. The new guidance also changes certain disclosure requirements for financial instruments. This standard is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2016, the FASB issued an amendment to its guidance on the effects of derivative contract novations on existing hedge accounting relationships. The new guidance clarifies that a change in the counterparty to a designated hedging instrument, in and of itself, does not require the de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued a new standard on the accounting for leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than twelve months. The standard also expands the required quantitative and qualitative disclosures surrounding lease arrangements. The standard is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued an amendment to its guidance for investments that eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under the amended guidance, the investor should apply the equity method prospectively from the date the investment qualifies for the equity method. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In June 2016, the FASB issued a new standard requiring financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard eliminates the probable initial recognition in current GAAP and reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. The standard is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	August 1, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$1,024,112	$1,643	$(1,557)	$1,024,198
U.S. government and agency debt	229,731	176	(19)	229,888
Asset backed securities	101,216	99	(12)	101,303
Foreign government and agency debt	16,945	7	(10)	16,942
Municipal debt securities	37,780	38	(32)	37,786

Total short-term investments	1,409,784	1,963	(1,630)	1,410,117
Long-term investments:
Available-for-sale:
Auction rate securities	12,500	—	(2,377)	10,123

Total long-term investments	12,500	—	(2,377)	10,123

Total investments	$1,422,284	$1,963	$(4,007)	$1,420,240

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$983,008	$3,872	$(563)	$986,317
U.S. government and agency debt	178,898	265	(7)	179,156
Asset backed securities	91,432	108	(9)	91,531
Foreign government and agency debt	28,051	61	(2)	28,110
Municipal debt securities	33,421	47	(4)	33,464

Total short-term investments	1,314,810	4,353	(585)	1,318,578
Long-term investments:
Available-for-sale:
Auction rate securities	12,500	—	(2,274)	10,226

Total long-term investments	12,500	—	(2,274)	10,226

Total investments	$1,327,310	$4,353	$(2,859)	$1,328,804

As of August 1, 2015, the Company’s investment portfolio included auction rate securities with an aggregate par value of $12.5 million classified as long-term investments. Although these securities have continued to pay interest, there is currently limited trading volume in the securities. The Company uses a discounted cash flow model to estimate the fair value of the auction rate securities based on estimated timing and amount of future interest and principal payments. In developing the discounted cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of these auction rate securities as of August 1, 2015 was $2.4 million less than their par value. Based on the Company’s balance of approximately $2.3 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity.

Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Gross realized gains	$255	$480	$698	$952
Gross realized losses	(230)	—	(337)	(25)

Total net realized gains	$25	$480	$361	$927

The contractual maturities of available-for-sale securities are presented in the following tables (in thousands):

	August 1, 2015		January 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$332,385	$332,406	$361,108	$361,396
Due between one and five years	1,068,461	1,068,779	950,702	954,151
Due over five years	21,438	19,055	15,500	13,257

	$1,422,284	$1,420,240	$1,327,310	$1,328,804

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	August 1, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$490,575	$(1,539)	$6,053	$(18)	$496,628	$(1,557)
U.S. government and agency debt	64,067	(19)	—	—	64,067	(19)
Asset backed securities	30,602	(12)	—	—	30,602	(12)
Foreign government and agency debt	13,938	(10)	—	—	13,938	(10)
Municipal debt securities	10,532	(32)	—	—	10,532	(32)
Auction rate securities	—	—	10,123	(2,377)	10,123	(2,377)

Total securities	$609,714	$(1,612)	$16,176	$(2,395)	$625,890	$(4,007)

	January 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$243,699	$(558)	$2,005	$(5)	$245,704	$(563)
U.S. government and agency debt	32,165	(7)	—	—	32,165	(7)
Asset backed securities	25,053	(9)	—	—	25,053	(9)
Foreign government and agency debt	2,999	(2)	—	—	2,999	(2)
Municipal debt securities	2,845	(4)	—	—	2,845	(4)
Auction rate securities	—	—	10,226	(2,274)	10,226	(2,274)

Total securities	$306,761	$(580)	$12,231	$(2,279)	$318,992	$(2,859)

Note 4. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	August 1, 2015	January 31, 2015
Inventories:
Work-in-process	$198,158	$183,869
Finished goods	128,945	124,293

Total inventories	$327,103	$308,162

	August 1, 2015	January 31, 2015
Property and equipment, net:
Machinery and equipment	$623,191	$601,961
Buildings	144,320	144,320
Computer software	102,801	99,312
Land	53,373	53,373
Building improvements	49,902	49,753
Leasehold improvements	50,350	51,434
Furniture and fixtures	27,531	27,883
Construction in progress	4,680	6,167

	1,056,148	1,034,203
Less: Accumulated depreciation and amortization	(733,886)	(693,564)

Total property and equipment, net	$322,262	$340,639

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	August 1, 2015	January 31, 2015
Other non-current assets:
Technology and other licenses	$48,518	$61,217
Deferred tax assets	19,288	22,273
Investments in privately-held companies	8,556	9,267
Prepaid land use rights	13,277	13,432
Deposits	7,649	7,903
Other	13,169	14,747

Total other non-current assets	$110,457	$128,839

	August 1, 2015	January 31, 2015
Accrued liabilities:
Accrued rebates	$35,826	$39,105
Accrued royalties	19,130	24,680
Accrued share repurchases	19,672	—
Technology license obligations	10,802	14,428
Accrued legal expense	5,460	8,327
Accrued litigation	11,238	1,700
Other	58,841	43,148

Total accrued liabilities	$160,969	$131,388

Accrued share repurchases represent amounts not yet paid by the Company for repurchases of its common shares made in the final three days of the fiscal quarter. The repurchased shares are retired immediately after the repurchases are completed.

	August 1, 2015	January 31, 2015
Other non-current liabilities:
Technology license obligations	$12,767	$16,468
Long-term accrued employee compensation	6,323	4,610
Other	8,347	11,115

Other non-current liabilities	$27,437	$32,193

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 31, 2015	$3,768	$(2,274)	$(1,186)	$308
Other comprehensive income (loss) before reclassifications	(2,865)	(103)	1,166	(1,802)
Amounts reclassified from accumulated other comprehensive income (loss)	(453)	—	669	216

Other comprehensive income (loss), net of tax	(3,318)	(103)	1,835	(1,586)

Balance at August 1, 2015	$450	$(2,377)	$649	$(1,278)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 1, 2014	$2,534	$(2,871)	$934	$597
Other comprehensive income before reclassifications	1,012	143	734	1,889
Amounts reclassified from accumulated other comprehensive income (loss)	(855)	—	(1,004)	(1,859)

Other comprehensive income (loss), net of tax	157	143	(270)	30

Balance at August 2, 2014	$2,691	$(2,728)	$664	$627

The amounts reclassified from accumulated other comprehensive income (loss) by components are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
Affected Line Item in the Statement of Operations	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest and other income, net:
Available-for-sale securities:
Marketable securities	$121	$435	$453	$855
Operating cost and expenses:
Cash flow hedges:
Research and development	251	200	(613)	921
Selling and marketing	4	19	(63)	81
General and administrative	20	—	7	2

Total	$396	$654	$(216)	$1,859

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest and other income, net:
Interest income	$3,971	$2,315	$8,048	$4,924
Net realized gain on investments	25	480	361	927
Currency translation gain (loss)	3,494	339	3,901	(686)
Other income (expense)	(508)	9,438	59	9,657
Interest expense	(192)	(309)	(412)	(634)

	$6,790	$12,263	$11,957	$14,188

Net income (loss) per share

The Company reports both basic net income (loss) per share, which is based on the weighted average number of common shares outstanding during the period, and diluted net income (loss) per share, which is based on the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the period. The computations of basic and diluted net income (loss) per share are presented in the following table (in thousands, except per share amounts):

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Numerator:
Net income (loss)	$(771,940)	$138,870	$(757,850)	$238,349

Denominator:
Weighted average shares — basic	516,368	511,821	516,298	508,463
Effect of dilutive securities:
Share-based awards	—	8,448	—	12,047

Weighted average shares — diluted	516,368	520,269	516,298	520,510

Net income (loss) per share:
Basic	$(1.49)	$0.27	$(1.47)	$0.47
Diluted	$(1.49)	$0.27	$(1.47)	$0.46

Potential dilutive securities include dilutive common shares from share-based awards attributable to the assumed exercise of stock options, restricted stock units and employee stock purchase plan shares using the treasury stock method. Under the treasury stock method, potential common shares outstanding are not included in the computation of diluted net income per share, if their effect is anti-dilutive.

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Weighted average shares outstanding:
Share-based awards	57,437	26,132	57,519	24,341

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for the three and six months ended August 1, 2015 due to the net loss reported in those periods. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all other periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method.

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

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	August 1, 2015	January 31, 2015
Israeli shekel	$18,749	$51,326

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

The fair value of foreign currency exchange contracts was not significant as of any period presented.

The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

		Amount of Gains (Losses) in Statement of Operations
		Three Months Ended		Six Months Ended
	Location of Gains (Losses) in Statement of Operations	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$415	$311	$(576)	$909
	Selling and marketing	6	30	(71)	82
	General and administrative	32	(3)	18	(1)

		$453	$338	$(629)	$990

The portion of gains (losses) excluded from the assessment of hedge effectiveness are included in interest and other income, net, and these amounts were not material in the three and six months ended August 1, 2015 and August 2, 2014. In addition, realized losses from forward contracts that are not designated as hedging instruments that are included in interest and other income, net, were not material in the three and six months ended August 1, 2015 and August 2, 2014. The Company also reports hedge ineffectiveness from derivative financial instruments in current earnings, which was not material in the three and six months ended August 1, 2015 and August 2, 2014. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

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

Level 2—Other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs used to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts, and the severance pay fund are classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified as Level 3 assets because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the discounted cash flow model are unobservable in the market. The Company’s Level 3 assets also include corporate equipment, which it acquired through an early buyout option under an operating lease (see “Note 8 – Restructuring and Other Related Charges”) since it is valued based on market prices of similar assets in a limited market. The total amount of assets measured using Level 3 valuation methodologies represented 0.2% of total assets as of August 1, 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	August 1, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$14,819	$—	$—	$14,819
Time deposits	—	204,358	—	204,358
Corporate debt securities	—	20,675	—	20,675
Short-term investments:
U.S. government and agency debt	229,888	—	—	229,888
Corporate debt securities	—	1,024,198	—	1,024,198
Asset backed securities	—	101,303	—	101,303
Foreign government and agency debt	—	16,942	—	16,942
Municipal debt securities	—	37,786	—	37,786
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	624	—	624
Long-term investments:
Auction rate securities	—	—	10,123	10,123
Other non-current assets:
Severance pay fund	—	1,925	—	1,925

Total assets	$244,707	$1,407,811	$10,123	$1,662,641

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$111,286	$—	$—	$111,286
Time deposits	—	213,012	—	213,012
Corporate debt securities	—	21,999	—	21,999
Short-term investments:
U.S. government and agency debt	179,156	—	—	179,156
Corporate debt securities	—	986,317	—	986,317
Asset backed securities	—	91,531	—	91,531
Foreign government and agency debt	—	28,110	—	28,110
Municipal debt securities	—	33,464	—	33,464
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	124	—	124
Long-term investments:
Auction rate securities	—	—	10,226	10,226
Other non-current assets:
Severance pay fund	—	1,758	—	1,758

Total assets	$290,442	$1,376,315	$10,226	$1,676,983

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$1,379	$—	$1,379

Assets measured and recorded at fair value on a non-recurring basis include corporate equipment classified as held for sale, which had a fair value of $9.3 million as of August 1, 2015 (see “Note 8 – Restructuring and Other Related Charges.”

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Six Months Ended
	August 1, 2015	August 2, 2014
Beginning balance	$10,226	$16,279
Sales and redemptions	—	(3,000)
Unrealized losses included in accumulated other comprehensive income	(103)	143

Ending balance	$10,123	$13,422

Note 7. Acquired Intangible Assets, Net

The carrying amounts of acquired intangible assets, net, are as follows (in thousands):

		August 1, 2015			January 31, 2015
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts
Purchased and core technology	4 - 8 years	$36,348	$(19,303)	$17,045	$36,348	$(16,107)	$20,241
Trade names	5 years	1,300	(958)	342	1,300	(828)	472
Customer intangibles	5 - 7 years	28,600	(21,395)	7,205	28,600	(18,615)	9,985

Total intangible assets, net		$66,248	$(41,656)	$24,592	$66,248	$(35,550)	$30,698

Based on the identified intangible assets recorded at August 1, 2015, the future amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
Remainder of fiscal 2016	$6,106
2017	11,027
2018	5,599
2019	1,860
2020 and thereafter	—

$24,592

Note 8. Restructuring and Other Related Charges

The following table provides a summary of restructuring and other related charges as presented in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Restructuring and other related charges	$13,000	$735	$13,592	$5,823
Write-off of acquired intangible assets	—	—	—	3,386

	$13,000	$735	$13,592	$9,209

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents details of charges recorded by the Company related to the restructuring actions described below (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Severance and related costs	$11,705	$418	$11,705	$5,035
Facilities and related costs	206	254	225	698
Other exit-related costs	189	63	189	73

	12,100	735	12,119	5,806
Impairment and write-off of assets:
Equipment	900	—	1,473	17
Acquired intangible asset	—	—	—	3,386

	$13,000	$735	$13,592	$9,209

In May 2015, the Company decided to further reduce its research and development operations in Israel and close certain other design centers, primarily located in Europe and the U.S. in connection with its ongoing effort to streamline its business. As a result, the Company recorded a $11.9 million charge that included severance related to the termination of 313 employees and the lease obligation related to a facility that the Company vacated in July 2015. Although the majority of the affected employees departed by the end of the second quarter of fiscal 2016, certain employees remained through the end of calendar 2015 to facilitate the transfer of ongoing operations to other major sites. Before the end of fiscal 2016, substantially all of the activities associated with these actions were completed and all affected employees had departed.

In March 2015, the Company exercised the early buyout option under an operating lease for corporate equipment that it had planned to sell as part of a cost reduction action. The Company actively sought a buyer and classified the equipment as held for sale within prepaid and current assets on the unaudited condensed consolidated balance sheet. It also ceased depreciation on these assets and measured the carrying value at the lower of net book value or fair value (less cost to sell). Accordingly, since the fair value of the equipment was lower than its net book value as of August 1, 2015, the Company recorded an impairment charge of $0.9 million resulting in a carrying value of $9.3 million. This charge is included in the total restructuring charges for the three and six months ended August 1, 2015. Subsequently in October 2015, the Company sold the corporate equipment for net proceeds of $9.3 million, which approximated the carrying value and resulted in no gain or loss recognition in the third quarter of fiscal 2016 upon the sale of the asset.

During the three and six months ended August 1, 2015, the Company also continued to make payments and incur ongoing operating expenses related to vacated facilities under previous restructure actions.

In September 2015, the Company announced a significant restructuring of its mobile platform business in order to focus the mobile product line on more profitable opportunities and align its expenses with corporate targets. The Company began implementing actions to significantly downsize the mobile platform organization to refocus its technology to other emerging opportunities, but it will continue its commitment to wireless connectivity such as WiFi and other wireless standards. Major activities associated with these actions were expected to take place in the third quarter of fiscal 2016 through the end of the first quarter of fiscal 2017. The Company initially announced it expected to incur a total charge of $100 million to $130 million for severance and employee-related costs, facilities and asset impairment charges, and the write down of mobile-related inventory.

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at January 31, 2015	$—	$1,339	$3,230	$4,569
Restructuring charges	11,705	225	189	12,119
Net cash payments	(2,392)	(476)	(3,419)	(6,287)
Exchange rate adjustment	(104)	(67)	—	(171)

Balance at August 1, 2015	$9,209	$1,021	$—	$10,230

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the six months ended August 1, 2015, the Company paid severance and related costs to 218 employees who departed in the second quarter of fiscal 2016 as part of the recent actions to streamline its business. The remaining severance balance at August 1, 2015 was paid by the end of fiscal 2016. The balance at August 1, 2015 for facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2018.

Note 9. Income Tax

The income tax expense for the three months ended August 1, 2015 was primarily due to current income tax liability of $15.2 million and a $6.7 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction. These tax expenses for the three months ended August 1, 2015 were partially offset by a tax benefit of $11.7 million from a net reduction in unrecognized tax benefits, which primarily arose from the expiration of statutes of limitation and the settlement of audits in non-U.S. jurisdictions, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns. The income tax expense for the six months ended August 1, 2015 was primarily due to current income tax liability of $19.5 million, a $6.7 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction and an additional provision of $3.1 million related to a $15.4 million payment to the Company’s former Chief Executive Officer (see “Note 13 – Related Party Transaction”). These tax expenses for the six months ended August 1, 2015 were partially offset by tax benefits of $14.8 million from a net reduction in unrecognized tax benefits, which primarily arose from the expiration of statutes of limitation and the settlement of tax audits in non-U.S. jurisdictions, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns.

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

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $18.7 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $1.6 million and $4.9 million for the three and six months ended August 1, 2015, respectively, and $7.1 million and $10.4 million for the three and six months ended August 2, 2014, respectively. The benefit of the tax incentives on net loss per share was less than $0.01 per share for the three months ended August 1, 2015 and $0.01 per share for the six months ended August 1, 2015, compared to a benefit on net income of $0.01 per share for the three months ended August 2, 2014 and $0.02 per share for the six months ended August 2, 2014.

The Company’s principal source of liquidity as of August 1, 2015 consisted of approximately $2.3 billion of cash, cash equivalents and short-term investments, of which approximately $800 million was held by foreign subsidiaries (outside Bermuda). Approximately $550 million of this amount held by foreign subsidiaries is related to undistributed earnings, most of which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. The Company plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $160 million.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed, but requires payment of all costs and expenses incurred through the date of cancellation. As of August 1, 2015, these foundries had incurred approximately $215.2 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

Contingencies

The Company and certain of its subsidiaries are currently parties to various legal proceedings, including those noted in this section. The legal proceedings and claims described below could result in substantial costs and could divert the attention and resources of the Company’s management. The Company is also engaged in other legal proceedings and claims not described below, which arise in the ordinary course of its business. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling in litigation could require the Company to pay damages, one-time license fees or ongoing royalty payments, and could prevent the Company from manufacturing or selling some of its products or limit or restrict the type of work that employees involved in such litigation may perform for the Company, any of which could adversely affect financial results in future periods. The Company believes that its products do not infringe valid and enforceable claims and it will continue to vigorously defend against the allegations in these matters. However, there can be no assurance that these matters will be resolved in a manner that is not adverse to the Company’s business, financial condition, results of operations or cash flows.

As of August 1, 2015, the Company has an accrued litigation balance of $744.8 million related to certain legal proceedings described below. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss or estimate a range of possible loss.

Carnegie Mellon University Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania (“W.D. of Pennsylvania”). CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Based on post-trial motions and decisions, the W.D. of Pennsylvania calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the W.D. of Pennsylvania entered final judgment, from which the Company filed a notice of appeal on May 14, 2014. On August 4, 2015, the W.D. of Pennsylvania in a three-judge panel issued an opinion affirming in part, reversing in part, and vacating and remanding in part. On February 16, 2016, the Company and CMU entered into a Settlement Agreement and Patent License pursuant to which the Company has agreed to pay an aggregate of $750 million, without any ongoing royalty payments, to CMU and the parties have agreed to mutually acceptable release, license and covenant not to sue provisions. Please see “Note 14 – Subsequent Events” for additional information on the effect of the settlement in the Company’s unaudited condensed consolidated financial statements for fiscal 2016.The Company expects the action to be finally dismissed in the third quarter of fiscal 2017, approximately 6 months after payment of the full amount of the settlement payment. In connection with the settlement, the primary supersedeas bond that the Company entered into in connection with this litigation was reduced to $439 million and the secondary bond, which is secured, was adjusted to $311 million. All of the Company’s obligations under both bonds were discharged pursuant to an order releasing supersedeas bonds on April 21, 2016. Any bond specific indemnity agreement will be terminated and released upon final dismissal of the action.

USEI Litigation. On October 9, 2009, U.S. Ethernet Innovations, LLC (“USEI”) filed a complaint in the U.S. District Court for the Eastern District of Texas (“E.D. of Texas”), in which USEI accused a number of system manufacturers, including the Company’s customers, of patent infringement (the “USEI litigation”). Specifically, USEI asserted that these customers infringe U.S. Patent Nos. 5,307,459, 5,434,872, 5,732,094 and 5,299,313, which relate to Ethernet technologies. The complaint seeks unspecified damages and an injunction.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On May 4, 2010, MSI filed a motion to intervene in the USEI litigation, which was granted on May 19, 2010. On July 13, 2010, the E.D. of Texas issued an order granting the defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California (“N.D. of California”); the case was formally transferred on August 23, 2010. On September 14, 2011, USEI withdrew its allegations against MSI for the ‘459 patent. The N.D. of California issued a first claim construction ruling on January 31, 2012 and a supplemental claim construction ruling on August 29, 2012. On August 16, 2013, the N.D. of California granted defendants’ summary judgment motion to preclude the plaintiff from recovering certain pre-suit damages. On November 7, 2014, on summary judgment, the N.D. of California found that all the patents-in-suit were either invalid or not infringed. On December 1, 2014, the N.D. of California entered a judgment in favor of defendants and awarded defendants’ costs. On December 29, 2014, USEI filed a motion to alter or amend the N.D. of California’s summary judgment order, which the N.D. of California denied on March 31, 2015. On April 24, 2015, USEI filed its notice of appeal. On April 25, 2016, the Federal Circuit affirmed the N.D. of California’s judgment in favor of MSI. On June 29, 2016, the Federal Circuit denied USEI’s petition for rehearing.

Azure Networks Litigation. On March 22, 2011, Azure Networks, LLC (“Azure”) and Tri-County Excelsior Foundation filed suit in the E.D. of Texas against MSI and eight other companies. The Complaint asserts U.S. Patent No. 7,756,129 against MSI’s Bluetooth products. MSI filed its answer and counterclaims on July 20, 2011. On November 2, 2012, MSI and the other defendants filed a motion for summary judgment of invalidity, which was denied. A claim construction hearing was held on December 20, 2012. On January 15, 2013, the magistrate judge issued a claim construction ruling. On May 20, 2013, the E.D. of Texas issued an order denying plaintiff’s motion for reconsideration and adopted the magistrate judge’s claim construction ruling. On May 30, 2013, the E.D. of Texas entered a judgment of non-infringement. On June 24, 2013, Azure appealed. On November 6, 2014, the Federal Circuit issued an order vacating the judgment of non-infringement and remanding for further proceedings. MSI filed a petition for writ of certiorari to the United States Supreme Court on February 4, 2015. On February 10, 2015, the E.D. of Texas stayed all proceedings pending the Supreme Court’s ruling on the Company’s petition. On April 20, 2015, the United States Supreme Court granted MSI’s petition, vacating the Federal Circuit’s judgment and remanding the case for further consideration. The case was dismissed with prejudice on October 14, 2015 with no significant impact on the Company’s unaudited condensed consolidated financial statements.

On January 13, 2015, Azure filed a second suit against MSI in the E.D. of Texas, alleging infringement of U.S. Patent Nos. 8,582,570; 8,582,571; 8,588,196; 8,588,231; 8,589,599; 8,675,590; 8,683,092; 8,700,815; 8,732,347; and 8,732,361, purportedly related to certain Wi-Fi and near field communication (“NFC”) technologies. The complaint seeks unspecified damages. On April 6, 2015, MSI filed an amended answer and counterclaims. The case was dismissed with prejudice on January 4, 2016 with no significant impact on the Company’s unaudited condensed consolidated financial statements.

France Telecom Litigation. On June 26, 2012, France Telecom S.A. filed a complaint against MSI in the U.S. District Court for the Southern District of New York. The complaint asserts U.S. Patent No. 5,446,747 against MSI’s communications processors and thin modems. The complaint sought unspecified damages as well as injunctive relief. MSI answered the complaint on July 18, 2012 and August 1, 2012. On July 30, 2012, MSI filed a motion to transfer the lawsuit to the N.D. of California. On September 17, 2012, the Court granted MSI’s motion and transferred the case to the N.D. of California. A claim construction hearing was held on December 13, 2013. On April 14, 2014, the Court denied MSI’s motion for summary judgment of invalidity, and granted MSI’s summary judgment motion concerning certain damages preclusion. A jury trial began on September 17, 2014. On September 30, 2014, a jury delivered a verdict that found the patent in suit was literally, but not willfully, infringed and valid, and awarded damages. The award did not have a significant impact on the Company’s unaudited condensed consolidated financial statements. A hearing for post-trial motions and non-jury issues took place on January 14, 2015. On March 2, 2015, the N.D. of California issued an order on post-trial briefs finding no direct infringement by Marvell as a matter of law and entered judgment in favor of Marvell. On March 30, 2015, France Telecom filed a notice of appeal. On April 10, 2015, MSI filed a notice of cross appeal. On July 15, 2015, the Federal Circuit granted the parties’ joint stipulation to dismiss both parties’ appeals.

Vantage Point Technology Patent Litigation. On November 21, 2013, Vantage Point Technology, Inc. (“VPT”) filed suit against a third-party defendant in the E.D. of Texas for patent infringement relating to processor technology. On February 3, 2014, VPT filed an amended complaint against the third party and added MSI as an additional defendant. The complaint sought unspecified damages. On December 8, 2014, the case was transferred to the N.D. of California. The case was dismissed with prejudice in March, 2015 with no significant impact on the Company’s unaudited condensed consolidated financial statements.

Bandspeed Litigation. On May 9, 2014, Bandspeed, Inc. filed suit against MSI in the U.S. District Court for the Western District of Texas, alleging infringement of U.S. Patent Nos. 7,027,418; 7,570,614; 7,477,624; 7,903,608; and 8,542,643, purportedly related to certain Bluetooth technology. The complaint sought unspecified damages. On February 13, 2015, Bandspeed amended its complaint and

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

added allegations of infringement of U.S. Patent No. 8,873,500. On April 29, 2015, the parties filed a joint motion to dismiss the case with prejudice. The case was dismissed with prejudice on May 7, 2015 with no significant impact on the Company’s unaudited condensed consolidated financial statements.

NXP Litigation. On January 22, 2015, NXP Semiconductors N.V. filed suit against MSI in the N.D. of California, alleging infringement of U.S. Patent Nos. 5,939,791; 7,039,133; 8,185,050; and 8,203,432, purportedly related to certain NFC technology. The complaint sought unspecified damages. MSI filed its response and counterclaims on February 26, 2015. Marvell International Limited (“MIL”) also filed counterclaims against NXP Semiconductors U.S.A. (“NXP USA”), alleging infringement of U.S. Patent Nos. 7,047,393; 7,555,065; and 7,302,600. On February 2, 2015, MIL filed suit against NXP USA in the U.S. District Court for the Central District of California, alleging patent infringement of U.S. Patent Nos. 8,171,309; 7,957,777; 7,454,634; and 6,903,448, related to certain NFC and automotive technologies. On April 15, 2015, the parties filed stipulations to dismiss without prejudice their claims and counterclaims in both cases.

Paone Litigation. On February 6, 2015, Luciano F. Paone filed suit against MSI in the U.S. District Court for the Eastern District of New York, alleging infringement of U.S. Patent No. 6,259,789, purportedly related to certain encryption technology. The complaint seeks unspecified damages. MSI filed its response on May 22, 2015. The case was dismissed with prejudice on December 31, 2015 with no significant impact on the Company’s unaudited condensed consolidated financial statements.

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

Visual Memory Litigation. On May 8, 2015, Visual Memory LLC (“Visual Memory”) filed suit against MSI in the District of Delaware, alleging infringement of U.S. Patent Nos. 5,654,932 and 6,026,027, purportedly related to certain memory technology. The complaint seeks unspecified damages. The case was dismissed with prejudice on September 4, 2015 with no significant impact on the Company’s unaudited condensed consolidated financial statements.

Luna Litigation and Consolidated Cases. On September 11, 2015, Daniel Luna filed an action asserting putative class action claims on behalf of the Company’s shareholders in the United States District Court for the Southern District of New York (“S.D. of New York”). This action was consolidated with two additional, nearly identical complaints subsequently filed by Philip Limbacher and Jim Farno. The complaints asserted violations of federal securities laws based on allegations that the Company and certain of its officers and directors (Sehat Sutardja, Michael Rashkin, and Sukhi Nagesh) made, caused to be made, or failed to correct false and/or misleading statements in the Company’s press releases and public filings. The complaints request damages in unspecified amounts, costs and fees of bringing the action, and other unspecified relief.

On November 18, 2015, the S.D. of New York granted the Company’s motion to transfer the consolidated cases to the N.D. of California. On December 21, 2015, the N.D. of California granted the Company’s motion to deem the consolidated cases related to the Saratoga litigation, discussed below. On February 8, 2016, the N.D. of California granted an unopposed motion to appoint Plumbers and Pipefitters National Pension Fund as Lead Plaintiff. On March 19, 2016, Lead Plaintiff filed a consolidated amended complaint. On April 29, 2016, Marvell and each of the individual defendants each filed motions to dismiss; Lead Plaintiff’s oppositions were filed on June 10, 2016; and defendants’ replies are due by July 15, 2016. The hearing on the motions to dismiss is set for July 29, 2016.

Saratoga Litigation. On October 16, 2015, Saratoga Advantage Trust Technology & Communications Portfolio (“Saratoga”) filed an action asserting shareholder derivative claims ostensibly on behalf of the Company in the Superior Court of the State of California, County of Santa Clara. The complaint names eight current or former officers and/or directors (Sehat Sutardja, Weili Dai, Juergen Gromer, Arturo Krueger, John Kassakian, Randhir Thakur, Michael Rashkin, and Sukhi Nagesh) as defendants and asserts various California state law causes of action based on allegations that the Company and the named officers and directors made, caused to be made, or failed to correct false and/or misleading statements in the Company’s press releases and public filings, leading to the filing of securities class actions that allegedly damaged the Company. The Company was named as a nominal defendant. The complaint requests damages and restitution in unspecified amounts, equitable and/or injunctive relief, costs and fees of bringing the action, and other unspecified relief.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 23, 2015, the Company removed the action to the N.D. of California. On December 21, 2015, the N.D. of California denied Saratoga’s motion to remand. On December 21, 2015, the N.D. of California granted the Company’s motion to deem the action related to the consolidated Luna actions, discussed above. On January 22, 2016, the Company filed a motion to dismiss the complaint; on February 19, 2016, Saratoga filed an opposition; and on March 4, 2016, the Company filed a reply. On March 25, 2016, the N.D. of California held a hearing on the motion and took the matter under submission. To the Company’s knowledge, none of the individual defendants has yet been served.

Surety Bonds

On May 14, 2014, the Company filed a Notice of Appeal to appeal the final judgment issued by the W.D. of Pennsylvania in the CMU litigation. In order to stay the execution of the final judgment pending its appeal, the Company filed a supersedeas bond for $1.54 billion with the W.D. of Pennsylvania in the event the Company did not fully satisfy a final judgment as affirmed after the completion of all appellate proceedings. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. In support of the bond, the Company entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash is considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events.

On November 14, 2014, the Company filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by the Company’s campus located in Santa Clara, California, which has a carrying value of $136.2 million at August 1, 2015.

In connection with the settlement that was reached with CMU for a total $750 million in February 2016, the primary supersedeas bond that the Company entered into was reduced to $439 million and the secondary bond was adjusted to $311 million and both were discharged pursuant to an order releasing supersedeas bonds on April 21, 2016. The underlying indemnity agreements will terminate upon the final dismissal of the case in the third quarter of fiscal 2017. For additional information, see CMU litigation under “Contingencies” above.

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

Note 11. Shareholders’ Equity

Stock Plans

Stock option activity under the Company’s stock option and stock incentive plans is included in the following table (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at January 31, 2015	47,140	$13.79	2,232	$15.43	49,372	$13.88
Granted	5,872	$14.37	—	$—	5,872	$14.37
Exercised	(1,829)	$10.24	—	$—	(1,829)	$10.24
Canceled/Forfeited	(3,718)	$16.80	(8)	$15.43	(3,726)	$16.80

Balance at August 1, 2015	47,465	$13.77	2,224	$15.43	49,689	$13.84

Vested or expected to vest at August 1, 2015	44,264	$13.77

Exercisable at August 1, 2015	24,586	$14.44

For time-based stock options vested and expected to vest at August 1, 2015, the aggregate intrinsic value was $45.8 million and the weighted average remaining contractual term was 6.0 years. For time-based stock options exercisable at August 1, 2015, the aggregate intrinsic value was $30.6 million and the weighted average remaining contractual term was 4.2 years. The aggregate intrinsic value of stock options exercised during the three months ended August 1, 2015 and August 2, 2014 was $2.5 million and $4.2 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended August 1, 2015 and August 2, 2014 was $8.8 million and $13.6 million, respectively. There was no aggregate intrinsic value for market-based stock options at August 1, 2015 and the weighted average remaining contractual term of market-based stock options expected to reach the end of the vesting period at August 1, 2015 was 5.7 years. The Company’s closing stock price of $12.44 as reported on the NASDAQ Global Select Market for all in-the-money options as of July 31, 2015 was used to calculate the aggregate intrinsic value.

As of August 1, 2015, the unamortized compensation expense for time-based stock options was $57.0 million and market-based stock options were fully amortized in fiscal 2015. The unamortized compensation expense for time-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 2.4 years.

Activity related to the non-vested portion of the restricted stock units is included in the following table (in thousands, except for share prices):

	Time-Based		Performance-Based		Market-Based		Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 31, 2015	9,748	$14.84	1,254	$14.99			11,002	$14.85
Granted	4,873	$13.66	669	$14.08	407	$12.24	5,949	$13.61
Vested	(4,601)	$15.30	(658)	$15.15	—	$—	(5,259)	$15.28
Canceled/Forfeited	(409)	$14.06	(227)	$14.43	(54)	$12.24	(690)	$13.09

Balance at August 1, 2015	9,611	$14.05	1,038	$14.42	353	$12.24	11,002	$14.03

In April 2015, the Company granted performance-based equity awards to each of its executive officers, which are based on their achievement of certain performance goals for a new performance period beginning in fiscal 2016. These equity awards include restricted stock units which vest based on the achievement of certain financial goals (each a “Financial Performance RSU”), and performance awards for which a portion shall vest based on the achievement of individual strategic objectives (each a “Strategic Objective Award”) and a portion shall vest based on total shareholder return (each a “Total Shareholder Return Award”). These awards are reported in the above table as “Performance-Based,” except for the Total Shareholder Return Award which is reported as “Market-Based.” The Financial Performance RSUs will be earned based on the achievement of revenue and modified non-GAAP operating income that have been established at “threshold,” “target” and “maximum” levels and will vest on the first anniversary of the commencement date. The Strategic Objective Awards will vest on the first anniversary of the vest commencement date at the target level based on the achievement of individual strategic goals and, with respect to a portion of each Strategic Objective Award, the further achievement of either the revenue or modified non-GAAP operating income objective established for the Financial Performance RSU. The Total Shareholder Return Awards will vest on the second anniversary of the commencement date based on the Company’s stock price performance in comparison to the Philadelphia Semiconductor Sector Index. Share-based compensation for the Total Shareholder Return Award is measured using the Monte Carlo valuation method since the award is indexed to the price of the Company’s common stock as set forth under the terms of the award.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the performance-based equity awards granted in fiscal 2016 to each of the Company’s executive officers, a total of 33,616 shares vested on April 1, 2016 based on achieving certain individual strategic goals as evaluated by the Executive Compensation Committee of the Company’s Board of Directors. No shares vested for the achievement of financial performance goals since the financial performance criteria were below the threshold level. The amount of canceled shares reported in the table above includes the unvested shares that were not earned.

In connection with the performance-based equity awards granted in fiscal 2015 to each of the Company’s executive officers, a total of 478,001 shares vested on April 1, 2015 in connection with the first performance period completed at the end of fiscal 2015. Of this amount, an additional 107,954 shares are included as granted in the table above for the six months ended August 1, 2015 since each executive officer achieved greater than their target shares for one of the financial performance goals. The amount of canceled shares reported in the table above includes the portion of unvested shares that were not earned since performance objectives for each executive officer’s other financial and strategic performance goals were not fully achieved. During the first quarter of fiscal 2016, the Company determined the performance goals established for the second performance period to be completed at the end of fiscal 2016 would not be achieved and adjusted the related share-based compensation expense accordingly. As of August 1, 2015, the Company determined it was still not probable these performance goals would be achieved.

In connection with the performance-based restricted stock units granted in fiscal 2015 to certain members of senior management, final evaluation for each individual’s achievement of their performance was measured in the first quarter of fiscal 2016. As a result, a total of 360,723 shares vested on April 1, 2015 and are included in the above table. There was no material adjustment to share-based compensation expense related to these performance-based restricted stock units in fiscal 2016. The amount of canceled shares reported in the table above includes the portion of unvested shares that were not earned since certain performance achievements were not fully achieved.

The Company recognizes expense from performance-based equity awards when it becomes probable that the performance conditions will be met. Once it becomes probable that a performance-based award will vest, the Company recognizes share-based compensation expense equal to the number of shares expected to vest multiplied by the fair value of the award at the grant date, which is amortized using the accelerated method.

The aggregate intrinsic value of restricted stock units expected to vest as of August 1, 2015 was $126.1 million. The number of restricted stock units that are expected to vest is 10.1 million shares. As of August 1, 2015, unamortized compensation expense related to restricted stock units was $103.6 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan

During the three and six months ended August 1, 2015, a total of 3.2 million shares were issued at a weighted-average price of $11.88 per share under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). During the three and six months ended August 2, 2014, a total of 5.2 million shares were issued at a weighted-average price of $7.58 per share under the ESPP. As of August 1, 2015, there was $44.2 million of unrecognized compensation cost related to the ESPP.

Share Repurchase Program

The Company repurchased 14.6 million of its common shares for $193.2 million in cash during the three months ended August 1, 2015 and 16.0 million of its common shares for $215.3 million during the six months ended August 1, 2015. The Company had no repurchases of its common shares during the three and six months ended August 2, 2014. The repurchased shares are retired immediately after the repurchases are completed. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. Approximately $19.7 million of repurchases for the six months ended August 2, 2015 were made in the final three days of the period and is included in accrued liabilities in the unaudited condensed consolidated balance sheet due to the standard three-day settlement period. As of August 1, 2015, a total of 237.9 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $3.0 billion in cash and there was $228.2 million remaining available for future share repurchases.

Subsequent to the end of the quarter through August 24, 2015, the Company repurchased an additional 3.7 million of its common shares for $45.6 million at an average price per share of $12.39. The Company has made no subsequent share repurchases since August 24, 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends

The Company paid the following cash dividends (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cash dividend per share	$0.06	$0.06	$0.12	$0.12

Total payment to shareholders	$31,194	$30,820	$62,104	$60,992

On September 28, 2015, the Company announced that its board of directors declared a cash dividend of $0.06 per share that was paid on October 22, 2015 to shareholders of record as of October 8, 2015. The Company subsequently announced that its board of directors declared a quarterly cash dividends of $0.06 per share that were paid in December 2015 and April 2016. The Company has since announced that its board of directors declared a cash dividend of $0.06 per share paid on July 12, 2016 to shareholders of record as of June 14, 2016.

Note 12. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cost of goods sold	$2,012	$1,733	$3,559	$4,032
Research and development	27,808	24,276	52,589	44,644
Selling and marketing	2,707	2,617	5,284	5,545
General and administrative	4,147	6,394	8,463	10,768

	$36,674	$35,020	$69,895	$64,989

Share-based compensation capitalized in inventory was $2.0 million at August 1, 2015 and $1.5 million at January 31, 2015.

Upon the termination of certain members of our executive management in April 2016, it was determined that the vesting in certain of their unvested stock awards was not probable. As a result, the Company recorded a reversal of the previously recognized related share-based compensation expense in the first quarter of fiscal 2017.

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model and of each market-based equity award using a Monte Carlo simulation model:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Time-based Stock Options:
Weighted average fair value	$3.97	$3.98	$3.98	$4.37
Expected volatility	34%	34%	34%	35%
Expected term (in years)	5.4	5.0	5.4	5.0
Risk-free interest rate	1.6%	1.7%	1.6%	1.6%
Expected dividend yield	1.7%	1.6%	1.7%	1.6%

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three and Six Months Ended
	August 1, 2015	August 2, 2014
Employee Stock Purchase Plan:
Estimated fair value	$3.78	$4.13
Volatility	31%	32%
Expected term (in years)	1.3	1.3
Risk-free interest rate	0.4%	0.2%
Dividend yield	1.7%	1.6%

Six Months Ended
August 1, 2015
Total Shareholder Return Awards:
Expected term (in years)	2.0
Expected volatility	27%
Average correlation coefficient of peer companies	0.4%
Risk-free interest rate	0.5%
Expected dividend yield	1.7%

The correlation coefficients are calculated based upon the price date used to calculate the historical volatilities and is used to model the way in which each entity tends to move in relation to its peers.

Note 13. Related Party Transaction

In February 2015, the Executive Compensation Committee (“Committee”) of the Company’s Board of Directors approved a cash payment of approximately $15.4 million to Dr. Sehat Sutardja, the Company’s former Chief Executive Officer, which was recorded in the first quarter of fiscal 2016 and is included in general and administrative expense for the six months ended August 1, 2015. The U.S. Court of Federal Claims ruled against Dr. Sutardja in his legal challenge with the Internal Revenue Service and the California Franchise Tax Board related to the tax treatment of several stock options granted in fiscal 2004. After discussing and evaluating the alternatives to a continuing legal challenge of the court’s determination, the likelihood of success of further appeal by Dr. Sutardja and the potential negative impact on the Company of a continuation of the case regardless of the outcome, the Committee determined to provide Dr. Sutardja with relief from the financial effects of the penalty taxes. Accordingly, the Committee approved the cash payment to Dr. Sutardja equal to the amount of his penalty taxes owed under the Tax Codes, plus accrued interest owed with respect to such liabilities, all grossed-up for income taxes that will be owed by Dr. Sutardja on receipt of such cash payment. The Company paid $8.4 million to Dr. Sutardja in the six months ended August 1, 2015 representing reimbursement for the U.S. federal tax portion. As of August 1, 2015, the Company had a remaining $7.0 million liability to Dr. Sutardja.

Note 14. Subsequent Events

In April 2016, the employment of Dr. Sehat Sutardja as Chief Executive Officer and Weili Dai as President was terminated by the Company’s Board of Directors. Dr. Sutardja and Ms. Dai remain on the Board of Directors at this time. The Board of Directors then formed an Interim Office of the Chief Executive and appointed Maya Strelar-Migotti, Executive Vice President of the Smart Networked Devices and Solutions Business Group, and Dr. Pantelis Alexopoulos, Executive Vice President of the Storage Business Group, as Interim Co-Chief Executive Officers, each having the authority to exercise all powers of the Chief Executive Officer. In June 2016, the Board of Directors appointed Matthew J. Murphy to serve as the Company’s President and Chief Executive Officer, effective July 11, 2016. Upon the commencement of Mr. Murphy’s employment, Ms. Strelar-Migotti and Dr. Alexopoulos returned to their roles as Executive Vice Presidents of the Company. The Board subsequently appointed Richard S. Hill, the Chairman of the Board, as the Company’s Interim Principal Executive Officer, to serve in that capacity until the Company files its Quarterly Report on Form 10-Q for the second quarter of fiscal 2017 (“Q217 Form 10-Q”). Mr. Murphy will assume the role of the Company’s principal executive officer immediately following the filing of the Q217 Form 10-Q. Mr. Murphy also joined the Board of Directors on July 11, 2016.

Also in April 2016, the Company announced that it entered into an agreement with Starboard Value LP (“Starboard”), regarding the composition of its Board of Directors. Under the terms of the agreement, the Company elected Peter A. Feld, Richard S. Hill, Oleg Khaykin, Michael Strachan and Robert Switz to serve on its board. Mr. Hill replaced Dr. Sutardja as the Chairman of the Board in May 2016. The agreement specifies that the Board will recommend and the Company will support and solicit proxies only for the election at the 2016 annual general meeting of Messrs. Feld, Hill, Khaykin, Murphy, Strachan and Switz and the four independent directors serving on the Board immediately prior to the execution of the agreement, Dr. Gromer, Dr. Kassakian, Mr. Krueger and Dr. Thakur.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2016, the Company and CMU settled their patent infringement lawsuit pursuant to a court-ordered mediation and entered into a Settlement Agreement and Patent License (the “Agreement”). The parties agreed to mutual release of claims, license and covenant not to sue provisions for which the Company will pay an aggregate of $750 million to CMU. See CMU litigation under “Note 10 – Commitments and Contingencies” for further information about the lawsuit.

The Agreement was accounted for as a multiple-element arrangement and accordingly, a valuation was completed to determine the estimated fair value of each identifiable element. As a result, the Company allocated $654.7 million to the mutual release of claims and covenant not to sue provisions; $81.3 million to the licensing of intellectual property in fiscal 2016; and the remaining $14.0 million representing the future use of the license through April 2018.

The $654.7 million for the mutual release of claims and covenant not to sue was recorded in three and six months ended August 1, 2015 as a settlement charge reported separately in operating expenses since there is no future benefit. Of the $81.3 million license fee, $78.9 million was recorded in the three and six months ended August 1, 2015 as a charge in cost of goods sold for past use of the license with the remaining $2.4 million to be charged to cost of goods sold for the remainder of fiscal 2016. Due to the contingent status of the litigation at August 1, 2015, these charges were recorded in the three and six months ended August 1, 2015 since those unaudited condensed consolidated financial statements had not been filed with the Securities and Exchange Commission at the time the settlement was reached.

The Company considers its existing cash, cash equivalents and short-term investments to be sufficient to cover payment of the $750 million settlement, and in April 2016, the Company completed full payment of the $750 million to CMU.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from those predicted, include, but are not limited to:

•	our dependence upon the hard disk drive and wireless markets, which are highly cyclical and intensely competitive;

•	the outcome of pending or future litigation and legal proceedings;

•	our dependence on a small number of customers;

•	our ability and the ability of our customers to successfully compete in the markets in which we serve;

•	our reliance on independent foundries and subcontractors for the manufacture, assembly and testing of our products;

•	our ability and our customers’ ability to develop new and enhanced products and the adoption of those products in the market;

•	decreases in our gross margin and results of operations in the future due to a number of factors;

•	our ability to estimate customer demand and future sales accurately;

•	our ability to scale our operations in response to changes in demand for existing or new products and services;

•	the impact of international conflict and continued economic volatility in either domestic or foreign markets;

•	the effects of transitioning to smaller geometry process technologies;

•	the risks associated with manufacturing and selling a majority of our products and our customers’ products outside of the United States;

•	the impact of any change in our application of the United States federal income tax laws and the loss of any beneficial tax treatment that we currently enjoy;

•	the effects of any potential acquisitions or investments;

•	our ability to protect our intellectual property;

•	the impact and costs associated with changes in international financial and regulatory conditions; and

•	our maintenance of an effective system of internal controls.

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

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip (“SoC”) and System-in-a-Package devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of our product portfolio leverages embedded central processing unit technology. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers wireless connectivity, Internet-of-Things (“IoT”) devices and multimedia solutions. We were incorporated in Bermuda in January 1995.

During the first half of fiscal 2016, we experienced an overall slowdown in demand from the storage end market, as well as from emerging markets, as we saw business conditions weaken overall in the semiconductor industry. As a result, net revenue in the six months ended August 1, 2015 of $1.4 billion was down 25% compared to net revenue of $1.9 billion in the six months ended August 2, 2014. Revenue from products for the storage end market declined 23% in the six months ended August 1, 2015 compared to the six months ended August 2, 2014. In addition, we saw lower revenue from products for the mobile and wireless end markets, which declined 36% in the six months ended August 1, 2015 compared to the six months ended August 2, 2014. In the three and six months ended August 1, 2015, we reported a net loss of $768.1 million and $754.0 million, respectively, primarily due to a $733.6 million charge in connection with the settlement that we reached with CMU in February 2016 (see “Note 10 – Commitments and Contingencies” and “Note 14 – Subsequent Events” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q), and the inclusion of restructuring and other related charges of $13.0 million and $13.6 million in the three and six months ended August 1, 2015, respectively. In connection with the settlement, we expect to incur additional charges in cost of goods sold over the remaining term of the license through April 2018 for the remaining portion of the settlement allocated to the licensing of intellectual property.

We continue to invest in new and innovative technologies as we believe this will enable us to emerge even stronger as the economic situation improves. We continue to focus on operational execution and effectively controlling our costs.

•

In the storage market, as a result of a weaker global economy and a slowdown in the PC market, we saw weaker than expected demand for HDD products as the overall total available market (“TAM”) declined. Due to this decline in overall HDD TAM, we saw our customers defer shipments at the end of their calendar quarters into and beyond the end of our fiscal second quarter. Our results for our fiscal second quarter were affected by “pull-in” activity as described below under the discussion of net revenue for the three and six months ended August 1, 2015 and August 2, 2014, which had the effect of shifting orders and the associated revenue from our fiscal third quarter to our fiscal second quarter. Such activity was an increase over our prior four quarters and is indicative of softening demand for our products.

•

In the mobile market, slower demand, competition and fierce pricing competition negatively affected our operating results in the first half of fiscal 2016. We saw weaker than normal demand due to an overall slowdown in smartphone production in China. In September 2015, we announced we would commence a significant restructuring of our mobile platform business.

•

In the wireless connectivity market, revenue was lower than expectations primarily due to weaker mobile shipments in China. In the first half of fiscal 2016, we introduced the 4x4 11ac Wave-2 Wi-Fi and SoC platform for enterprise access point and smart home gateway solutions. The Wave-2 technology significantly increases bandwidth available over the Wi-Fi link and network capacity for densely populated environments, extending wireless capabilities to a variety of new use cases such as real-time video streaming and wireless back-up. We also introduced one of the industry’s first 28nm 2x2 11ac Wave-2 products targeting the mobile, computing and consumer electronics markets.

•

In the networking market, demand in the quarter was weaker than expected. However, we received initial design wins for our new 2.5Gb and 5Gb Ethernet solutions, which we believe will create new refresh cycles in the market over the next few years. We made progress in design wins for our new 10G Ethernet Switch Product family, which started sampling in the third quarter of fiscal 2016. Our 10G solutions offer power and performance advantages for this rapidly increasing 10G Ethernet market. We also started sampling our 25G and 100G gear box and Retimer solutions targeting the public cloud networking market in the first half of fiscal 2016.

Our cost of goods sold was lower in the first half of fiscal 2016 compared to the first half of fiscal 2015, mainly due to lower revenues, particularly reflecting a decline in revenue from our storage products, as well as our mobile and wireless products. Our cost of goods sold as a percentage of revenue was higher in the first half of fiscal 2016 compared to the first half of fiscal 2015, which was primarily due to a $78.9 million charge related to the litigation settlement reached with CMU in February 2016 (see “Note 14 – Subsequent Events” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q) and higher inventory write downs.

As a result of our restructuring of the mobile platform business, we expect continued decline in revenues from our mobile and wireless products and a corresponding reduction in cost of goods sold as a percentage of revenue as the mobile and wireless end markets generally have lower average gross margins than the rest of our business. Changes in the revenue mix between end markets will affect cost of goods sold as a percentage of net revenue.

We believe our financial position is strong and we remain committed to deliver shareholder value through our share repurchase and dividend programs.

•	Our cash, cash equivalents and short-term investments were $2.3 billion at August 1, 2015 (prior to giving effect to the settlement with CMU).

•	We generated cash flow from operations of $85.5 million through the second quarter of fiscal 2016.

•	We paid cash dividends of $0.06 per share for a total of $31.2 million during the second quarter of fiscal.

•	We repurchased 14.6 million of our common shares for $193.2 million in the second quarter of fiscal 2016.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue from one customer was 18% and 19% for the three and six months ended August 1, 2015, respectively, compared to 20% and 19% for the three and six months ended August 2, 2014. Net revenue from a second customer was 14% for both the three and six months ended August 1, 2015, compared to 12% and 11% for the three and six months ended August 2, 2014. Although no revenue from a single distributor represented 10% or more of total net revenue for the three months ended August 1, 2015, we had revenue from one distributor that represented 17% of total net revenue for the three months ended August 2, 2014. We also had revenue from one distributor representing 10% of total net revenue for the six months ended August 1, 2015 compared to 12% of total net revenue from the same distributor for the six months ended August 2, 2014. We continuously monitor the creditworthiness of our distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers located in Asia represented 95% of our net revenue for both the three and six months ended August 1, 2015, compared to 97% and 96% of our net revenue for the three and six months ended August 2, 2014. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

A relatively large portion of our sales have historically been made on the basis of purchase orders rather than long-term agreements. In addition, the development process for our products is long, which may cause us to experience a delay between the time we incur expenses and the time revenue is generated from these expenditures. We anticipate that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.

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

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	65.0	49.7	56.7	50.6
Research and development	40.2	30.7	39.4	30.5
Selling and marketing	4.3	3.5	4.7	3.8
General and administrative	5.0	3.2	5.3	3.2
Carnegie Mellon University litigation settlement	92.1	—	45.6	—
Restructuring and other related charges	1.8	0.1	0.9	0.3
Amortization and write-off of acquired intangible assets	0.4	0.3	0.4	0.5

Total operating costs and expenses	208.8	87.5	153.0	88.9

Operating income (loss)	(108.8)	12.5	(53.0)	11.1
Interest and other income, net	1.0	1.3	0.9	0.6

Income (loss) before income taxes	(107.8)	13.8	(52.1)	11.7
Provision (benefit) for income taxes	0.8	(0.6)	0.7	(0.7)

Net income (loss)	(108.6)%	14.4%	(52.8)%	12.4%

Three and six months ended August 1, 2015 and August 2, 2014

Net Revenue

	Three Months Ended		% Change	Six Months Ended		% Change
	August 1, 2015	August 2, 2014		August 1, 2015	August 2, 2014
	(in thousands, except percentage)
Net revenue	$710,492	$961,545	(26.1)%	$1,434,780	$1,919,375	(25.2)%

Net revenue for the three and six months ended August 1, 2015 decreased by $251.1 million and $484.6 million, respectively, compared to the three and six months ended August 2, 2014 mainly due to lower sales of our storage products, as well as our mobile and wireless products. Lower sales of products in our storage business primarily resulted from overall lower demand for HDD’s used in PC’s and notebook computers, and lower demand in the mobile and wireless area was primarily due to market share decline in our mobile business in China.

From time to time, our customers agreed to take shipments in an earlier fiscal quarter than the fiscal quarter they originally requested delivery. When such agreement would not have occurred but for the request made by Marvell, we refer to such transactions internally as “pull-ins.” Pull-in sales increased compared to historical levels beginning in the fourth quarter of fiscal 2015 and returned to historical levels in the third quarter of fiscal 2016. Net revenue in fiscal 2016 related to pull-in sales for shipments taken early by our customers were approximately 9% and 11% of net revenue in the first and second quarters of fiscal 2016, respectively, and declined to less than 1% of net revenue in the third quarter of fiscal 2016. This compares to net revenue in fiscal 2015 related to pull-in sales for shipments taken early by our customers, which were less than 1% in each of the first and second quarters and 1% in the third quarter of fiscal 2015. Customer concessions related to these pull-in transactions, if any, were recorded in the same period in which the revenue was recognized. Beginning in fiscal 2017, our policy is not to engage in pull-in transactions and we therefore do not expect them to have any meaningful impact on our net revenue in future periods.

Cost of Goods Sold

	Three Months Ended		% Change	Six Months Ended		% Change
	August 1, 2015	August 2, 2014		August 1, 2015	August 2, 2014
	(in thousands, except percentage)
Cost of goods sold	$461,719	$477,741	(3.4)%	$812,872	$971,601	(16.3)%
% of net revenue	65.0%	49.7%	—	56.7%	50.6%	—

Cost of goods sold was lower in the three and six months ended August 1, 2015 mainly due to lower revenues, particularly reflecting a decline in revenue from our storage products, as well as our mobile and wireless products. Our cost of goods sold as a percentage of revenue was higher in the three and six months ended August 1, 2015 compared to the three and six months ended August 2, 2014, which was primarily due to a $78.9 million charge related to the litigation settlement reached with CMU in February 2016 (see “Note 14 – Subsequent Events” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q) and higher inventory write downs due to lower than expected demand from our mobile related product. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	(in thousands)
Cost of goods sold	$2,012	$1,733	$3,559	$4,032
Research and development	27,808	24,276	52,589	44,644
Selling and marketing	2,707	2,617	5,284	5,545
General and administrative	4,147	6,394	8,463	10,768

	$36,674	$35,020	$69,895	$64,989

Share-based compensation expense increased by $1.7 million and $4.9 million for the three and six months ended August 1, 2015, respectively, compared to the three and six months ended August 2, 2014. The increases in the three and six months ended August 1, 2015 primarily reflect the effect of lower share-based compensation in fiscal 2015 from the drop-off of expense for the fiscal 2014 annual equity awards that fully vested in April 2014. The fiscal 2015 share-based compensation expense was also lower since the fiscal 2015 annual equity awards were not granted until April 2014. In addition, lower share-based compensation expense for the six months ended August 2, 2014 included the reversal of previously recognized expense associated with unvested equity awards that were cancelled as a result of the resignation in February 2014 of our former Chief Technology Officer. No such credit is reflected in the share-based compensation expense for the six months ended August 1, 2015.

Restructuring and Other Related Charges

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	(in thousands)
Restructuring and other related charges	$13,000	$735	$13,592	$5,823
Write-off of acquired intangible assets	—	—	—	3,386

	$13,000	$735	$13,592	$9,209

We recorded total restructuring charges of $13.0 million and $13.6 million in the three and six months ended August 1, 2015, respectively. The charges included severance costs associated with the Company’s decision to further reduce its research and development operations in Israel and close certain other design centers, primarily located in Europe and the U.S., in connection with its ongoing effort to streamline its business. See “Note 8 – Restructuring and Other Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Research and Development

	Three Months Ended			Six Months Ended
	August 1,	August 2,	%	August 1,	August 2,	%
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentage)
Research and development	$285,641	$294,352	(3.0)%	$565,755	$585,033	(3.3)%
% of net revenue	40.2%	30.7%		39.4%	30.5%

Research and development expense decreased by $8.7 million for the three months ended August 1, 2015 compared to the three months ended August 2, 2014. The decrease in the three months ended August 1, 2015 was attributable to $10.1 million of lower personnel-related costs, primarily due to headcount reduction that occurred in Israel during fiscal 2015 to streamline operations, combined with a reduction in depreciation expense of $1.9 million and outside services costs of $1.1 million. These decreases were partially offset by a charge of $5.0 million for the resolution of a litigation matter.

Research and development expense decreased by $19.3 million for the six months ended August 1, 2015 compared to the six months ended August 2, 2014. The decrease was attributable to approximately $20.4 million of lower personnel-related costs due to the fiscal 2015 headcount reduction in Israel to streamline operations combined with reduction in depreciation expense of $2.5 million and outside services costs of $1.8 million. These decreases were partially offset by the resolution of a litigation matter as described above.

Selling and Marketing

	Three Months Ended			Six Months Ended
	August 1, 2015	August 2, 2014	% Change	August 1, 2015	August 2, 2014	% Change
	(in thousands, except percentage)
Selling and marketing	$30,841	$33,997	(9.3)%	$67,015	$72,307	(7.3)%
% of net revenue	4.3%	3.5%		4.7%	3.8%

Selling and marketing expense decreased by $3.2 million and $5.3 million for the three and six months ended August 1, 2015, respectively, compared to the three and six months ended August 2, 2014. The decreases were attributable to approximately $1.3 million and $5.2 million of lower personnel-related costs due to lower headcount for the three and six months ended August 1, 2015, respectively. The decrease in the three months ended August 1, 2015 also reflects decreases of $0.9 million from lower sales commissions due to lower commissionable sales and $0.5 million from lower costs for certain marketing advertisement activities.

General and Administrative

	Three Months Ended			Six Months Ended
	August 1, 2015	August 2, 2014	% Change	August 1, 2015	August 2, 2014	% Change
	(in thousands, except percentage)
General and administrative	$35,243	$30,962	13.8%	$75,678	$61,177	23.7%
% of net revenue	5.0%	3.2%		5.3%	3.2%

General and administrative expense increased by $4.3 million and $14.5 million for the three and six months ended August 1, 2015, respectively, compared to the three and six months ended August 2, 2014. The increases for the three months ended August 1, 2015 includes charges of $ 7.1 million related to resolution of various litigation matters other than the settlement reached with CMU in February 2016, which is reported separately in operating expenses. General and administrative expense for the six months ended August 1, 2015 also includes the effect of a $15.4 million cash payment due to our former Chief Executive Officer (see “Note 13 – Related Party Transactions” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q). The increases were partially offset by $3.8 million and $5.6 million of lower personnel-related costs due to lower headcount in the three and six months ended August 1, 2015, respectively.

Carnegie Mellon University Litigation Settlement

	Three Months Ended			Six Months Ended
	August 1, 2015	August 2, 2014	% Change	August 1, 2015	August 2, 2014	% Change
	(in thousands, except percentage)
Litigation settlement with Carnegie Mellon University	$654,667	$—	100.0%	$654,667	$—	100.0%
% of net revenue	92.1%	—%		45.6%	—%

In connection with the settlement agreement with CMU for $750 million (see “Note 10 – Commitments and Contingencies: and “Note 14 – Subsequent Events” in the Notes to the Unaudited Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q), $654.7 million of the settlement allocated to the mutual release of claims and covenant not to sue was recorded in operating expenses. Of the remaining $95.3 million, $78.9 million was recorded in cost of goods sold in the nine months ended October 31, 2015. The remaining $16.4 million will be recognized in cost of goods sold over the remaining term of the license through April 2018.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	August 1,	August 2,	%	August 1,	August 2,	%
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$2,568	$3,304	(22.3)%	$5,136	$9,993	(48.6)%
% of net revenue	0.4%	0.3%		0.4%	0.5%

Amortization and write-off of acquired intangible assets decreased by $0.7 million and $4.9 million for the three and six months ended August 1, 2015, respectively, compared to the three and six months ended August 2, 2014. The decrease reflects lower amortization expense as certain intangible assets have become fully amortized. Amortization and write-off of acquired intangible assets in the six months ended August 2, 2014 included a charge of $3.4 million to write off in-process research and development. There was no such charge in fiscal 2016.

Interest and Other Income, Net

	Three Months Ended			Six Months Ended
	August 1,	August 2,	%	August 1,	August 2,	%
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentage)
Interest and other income, net	$6,790	$12,263	(44.6)%	$11,957	$14,188	(15.7)%
% of net revenue	1.0%	1.3%		0.8%	0.6%

Interest and other income, net, decreased by $5.5 million and $2.2 million for the three and six months ended August 1, 2015 compared to the three and six months ended August 2, 2014, respectively. The decreases for the three and six months ended August 1, 2015 reflect the effect of higher interest and other income, net, in fiscal 2015 due to a $8.8 million gain from the sale of an investment, which is not included in fiscal 2016. Interest and other income, net, in fiscal 2016 included the recognition of higher foreign currency gains from the revaluation of our foreign currency denominated tax liabilities as the U.S. dollar strengthened during the three and six months ended August 1, 2015 compared to the three and six months ended August 2, 2014. In addition, we had higher interest income due to overall higher interest rates on higher average cash balances and short-term investments in fiscal 2016.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	August 1,	August 2,	%	August 1,	August 2,	%
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$5,543	$(6,153)	(190.1)%	$9,872	$(10,720)	(192.1)%
% of net revenue	0.8%	(0.6)%		0.7%	(0.7)%

We had income tax expense in the three and six months ended August 1, 2015, and our effective tax rate was (0.7)% and (1.3)%, respectively. The income tax expense for the three months ended August 1, 2015 was primarily due to current income tax liability of $15.2 million and a $6.7 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction. These tax expenses for the three months ended August 1, 2015 were partially offset by a tax benefit of $11.7 million from a net reduction in unrecognized tax benefits, which primarily arose from the expiration of statutes of limitation and the settlement of audits in non-U.S. jurisdictions, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns. The income tax expense for the six months ended August 1, 2015 was primarily due to current income tax liability of $19.5 million, a $6.7 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction and an additional provision of $3.1 million related to a $15.4 million payment due to our former Chief Executive Officer (see “Note 13 – Related Party Transaction” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q). These tax expenses were partially offset by tax benefits of $14.8 million from a net reduction in unrecognized tax benefits, which primarily arose from the expiration of statutes of limitation and the settlement of tax audits in non-U.S. jurisdictions, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns.

We had an income tax benefit in the three and six months ended August 2, 2014 and our effective tax rate was 4.6% and 4.7% respectively. The income tax benefit for the three months ended August 2, 2014 included the current income tax liability of $4.9 million, which was more than offset by tax benefits of $7.3 million from a net reduction in unrecognized tax benefits and $3.7 million from an increase in the net deferred tax assets because of a tax rate change in Singapore. We finalized our agreement with the Singapore Economic Development Board for the remaining portion of pre-tax income subject to the Development and Expansion Incentive, which was extended through June 2019. The net reduction in unrecognized tax benefits primarily arose from the release of the expiration of statutes of limitation in non-U.S. jurisdictions. The income tax benefit for the six months ended August 2, 2014 included the current income tax liability of $10.6 million which was offset by a net reduction in unrecognized tax benefits of $9.8 million and $11.5 million from an increase in the net deferred tax assets because of the tax rate change in Singapore. The net reduction in unrecognized tax benefits arose from the release of $13.2 million due to the expiration of statutes of limitation, which was reduced by a $3.4 million increase in current unrecognized tax benefit estimates in various non-U.S. jurisdictions.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $18.7 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material effect on our results at this time.

We operate under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $1.6 million and $4.9 million for the three and six months ended August 1, 2015, respectively, and $7.1 million and $10.4 million for the three and six months ended August 2, 2014, respectively. The benefit of the tax incentives on net loss per share was less than $0.01 per share for the three months ended August 1, 2015 and $0.01 per share for the six months ended August 1, 2015, compared to a benefit on net income of $0.01 per share for the three months ended August 2, 2014 and $0.02 per share for the six months ended August 2, 2014.

Liquidity and Capital Resources

Our principal source of liquidity as of August 1, 2015 consisted of approximately $2.3 billion of cash, cash equivalents and short-term investments (prior to giving effect to the settlement with CMU), of which approximately $800 million was held by foreign subsidiaries (outside Bermuda). Approximately $550 million of this amount held by foreign subsidiaries is related to undistributed earnings, most of which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $160 million. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months, as well as payment of $750 million related to our settlement of the patent litigation with CMU. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations.

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

On September 28, 2015, we announced that our board of directors declared a cash dividend of $0.06 per share that was paid on October 22, 2015 to shareholders of record as of October 8, 2015. We subsequently announced that our board of directors declared quarterly cash dividends of $0.06 per share that were paid in December 2015 and April 2016. We have since announced that our board of directors declared a cash dividend of $0.06 per share to be paid on July 12, 2016 to shareholders of record as of June 14, 2016.

Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, the best interests of the Company and our shareholders, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law and other factors that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. In addition, developments in ongoing litigation could affect our ability to make a dividend payment on a declared payment date until such time as we can meet statutory requirements under Bermuda law.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $85.5 million for the six months ended August 1, 2015. The cash inflows from operations for the six months ended August 1, 2015 were due to $757.9 million of net loss adjusted for $131.0 million of non-cash items, offset by changes in working capital of $712.4 million. The cash inflow from working capital for the six months ended August 1, 2015 was driven by an increase in accrued liabilities and the accrued litigation settlement with CMU, which was partially offset by a decrease in accrued employee compensation, primarily from the payment of the annual incentive compensation and an increase in inventory due to lower than expected demand.

Net cash provided by operating activities was $392.1 million for the six months ended August 2, 2014. The cash inflows from operations for the six months ended August 2, 2014 were primarily due to $238.3 million of net income adjusted for $123.1 million of non-cash items and changes in working capital of $30.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $136.6 million for the six months ended August 1, 2015 compared to net cash used in investing activities of $5.2 million for the six months ended August 2, 2014. For the six months ended August1, 2015, net cash used in investing activities was primarily due to purchases of available-for-sale securities of $566.4 million offset by sales and maturities of available-for-sale securities of $469.8 million. We also paid $24.3 million for the purchase of property and equipment, $10.2 million for the purchase of equipment previously leased and $5.7 million for the purchase of technology licenses.

Net cash used in investing activities of $5.2 million for the six months ended August 2, 2014 was primarily due to payment of $32.0 million for the purchase of property and equipment, and $9.4 million for the purchase of technology licenses. These payments were offset by cash inflows of a net $36.6 million of sales and maturities of available for sales securities less purchases of available-for-sale securities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $232.3 million for the six months ended August 1 2015 compared to net cash used in financing activities of $20.1 million for the six months ended August 2, 2014. For the six months ended August 1, 2015, net cash used in financing activities was primarily attributable to payments for the repurchase of our common stock of $195.6 million and payments of our quarterly dividends of $62.1 million. The cash outflow was partially offset by net proceeds of $34.2 million from the issuance of our common shares under our share-based plans less the payment for minimum tax withholding on behalf of employees for net share settlements.

Net cash used in financing activities of $20.1 million for the six months ended August 2, 2014 was primarily attributable payments of our quarterly dividends of $61.0 million. The cash outflow was partially offset by net proceeds of $43.5 million from the issuance of our common shares under our share-based plans less the payment for minimum tax withholding on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of August 1, 2015, we were not involved in any unconsolidated SPE transactions.

In the CMU litigation, in order to stay the execution of the final judgment pending its appeal, we filed a supersedeas bond for $1.54 billion with the District Court. The bond was issued by a consortium of sureties authorized by the U.S. Treasury. In support of the bond, we entered into separate indemnity agreements with each of the sureties to indemnify the sureties from all costs and payments made under the bond. The indemnity agreements did not require collateral to be posted at the time of the issuance of the bond. Therefore no cash is considered restricted as of the date of this filing. However, the indemnity agreements provide that each of the sureties have the right to demand to be placed in funds or call for collateral under pre-defined events. See also “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of this matter.

On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $136.2 million at August 1, 2015.

In connection with the settlement that was reached with CMU for a total $750 million in February 2016, the primary supersedeas bond that the Company entered into has been reduced to $439 million and the secondary bond has been adjusted to $311 million. For additional information, see CMU litigation in ”Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

We presented our contractual obligations at January 31, 2015 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended August 1, 2015, other than as noted under the section entitled “Off-Balance Sheet Arrangements” above.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of August 1, 2015. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of August 1, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $20.1 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any cash flow impact.

As of August 1, 2015, our investment portfolio included $12.5 million in par value of auction rate securities classified as long-term investments. Although these securities have continued to pay interest, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of these auction rate securities as of August 1, 2015, was $2.4 million less than par value.

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

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $8.6 million at August 1, 2015, and was included in other non-current assets in our consolidated balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

Foreign Currency Exchange Risk. All of our sales and the majority of our expenses are denominated in U.S. dollars. Since we operate in many countries, we pay certain payroll and other operating expenses in local currencies and these expenses may be higher or lower in U.S. dollar terms. Furthermore, our operations in Israel and China represent a large portion of our total foreign currency exposure. Additionally, we may hold certain assets and liabilities, including potential tax liabilities, in local currency on our consolidated balance sheet. These tax liabilities would be settled in local currency. Therefore, foreign exchange gains and losses from remeasuring the tax liabilities are recorded to interest and other income, net. The related effects of foreign exchange fluctuations on local currency expenses are recorded to operating expenses. There is also a risk that our customers may be negatively impacted in their ability to purchase our products priced in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

We engage in hedging transactions to help mitigate some of the volatility to forecasted cash flows due to changes in foreign exchange rates, and in particular hedge a portion of the forecasted expenses denominated in Israeli shekel and on occasion Chinese yuan. We enter into certain short-term forward exchange contracts, typically less than 12 months in duration, to hedge exposures for expenses denominated in foreign currencies when the currency exposure is significant and there is a high certainty of the underlying cash flow. We do not enter into derivative financial instruments for trading or speculative purposes. We may choose not to hedge certain foreign exchange exposures due to immateriality, offsetting exposures, prohibitive economic cost of hedging a particular currency, and limited availability of appropriate hedging instruments. To the extent our foreign currency hedges are effective, the results of the hedge activities offset the underlying expense within the operating expense. Financial instruments not designated as hedges or hedges deemed ineffective are recorded in interest and other income, net. We do not hedge our tax liabilities denominated in local currency on our consolidated balance sheet as the timing of these tax liabilities becoming cash flows is not deemed to be certain.

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 4.5%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates on the hedged portion of our exposures.

Item 4. Controls and Procedures

Audit Committee Investigation

As reported in the Current Report on Form 8-K filed by the Company with the SEC on March 1, 2016, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors completed and made its findings with respect to an internal investigation (the “Audit Committee Investigation”). This investigation generally included a review of certain revenue recognized in the first and second quarters of fiscal 2016 and the fourth quarter of fiscal 2015, including transactions that would have, in the normal course of events and but for action by Marvell employees, been completed and recognized in a subsequent quarter (referred to internally as “pull-ins”), the accrual of a litigation reserve in the second quarter of fiscal 2016, and stated belief by Marvell’s former Chief Executive Officer and Chairman of ownership of certain patent rights related to the Final-Level Cache invention. The Audit Committee also reviewed disclosure concerning the foregoing matters and related circumstances, and whether senior management’s operating style during the relevant periods resulted in an open flow of information and communication to set an appropriate “tone at the top” for an effective control environment.

The Audit Committee identified no fraudulent activity in the course of this investigation. The Audit Committee’s key conclusions regarding this investigation included the following:

(a)	revenue related to pull-in transactions during the subject periods was for most such transactions properly recognized in accordance with Marvell’s revenue recognition policy and generally accepted accounting principles, though for certain transactions Marvell’s internal controls were not fully followed and revenue from certain pull-in and distributor transactions was recognized prematurely based on certain provisions of the revenue recognition policy in place at the time;

(b)	Marvell’s public disclosures for such periods related to revenue properly including pull-in transactions were not misleading;

(c)	while Marvell’s former Chief Executive Officer and Chairman stated his belief that he had a good faith claim to ownership of the Final-Level Cache invention, the invention was owned by Marvell during all periods in which company resources related to such invention were deployed and, as a result, there were no errors in accounting related to the Final-Level Cache invention, and the disclosures relating to such invention contained in Marvell’s Form 10-Q for the first quarter of fiscal 2016 were not misleading; and

(d)	while Marvell lacked a well-structured process to establish significant and judgmental reserves associated with litigation and royalties, there was no contemporaneous evidence that the increase in the reserve ultimately recorded in Marvell’s books and records for the second quarter of fiscal 2016 was not reasonable or appropriate.

The Audit Committee investigation also found certain “tone at the top” issues, including significant pressure on sales and finance personnel to meet revenue targets and the failure by Marvell’s former Chief Executive Officer and Chairman and by legal counsel to raise to the appropriate level at the appropriate times the initial assertion of Marvell’s former Chief Executive Officer and Chairman that he owned the Final-Level Cache invention, the patent applications for which he later assigned to Marvell.

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of August 1, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of August 1, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Notwithstanding the material weaknesses in our internal controls over financial reporting as of August 1, 2015 management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not maintain effective internal control over financial reporting as of August 1, 2015 because of certain material weaknesses in our internal control over financial reporting as of August 1, 2015 as follows:

Entity Level Controls – The control environment, risk assessment, control activities, information and communication, and monitoring controls were not effective. These controls are the responsibility of senior management, who sets the tone of the organization, influences the control consciousness of employees, and is the foundation for internal control over financial reporting. As noted above, the Audit Committee investigation identified certain “tone at the top” issues that contributed to an ineffective control environment and to the deficiencies aggregating to the material weaknesses set forth below. The Company’s entity level controls related to assessing risk and communication of information, including the reporting of information to management and the Board of Directors, did not operate effectively as they relied upon information derived from processes where applicable controls were not fully followed.

Sufficiency of Accounting and Finance Department Resources – The Company had insufficient finance and accounting department resources with appropriate knowledge, expertise and training commensurate with the Company’s corporate structure and financial reporting requirements to effectively assess risk, and design, operate and oversee effective internal controls over financial reporting. The Company has experienced significant turnover at the senior financial management level. The lack of certain appropriate resources in the Company’s accounting and finance departments contributed to an ineffective control environment. This lack of resources resulted in inconsistent expectations around the preparation, review and maintenance of documentation critical to the design and consistent execution of internal controls. These factors contributed to deficiencies in the Company’s financial reporting process over (i) the establishment of significant and judgmental reserves, which included reserves for litigation and royalties, (ii) the Company’s process and controls over identification, communication and approval of related party transactions, and (iii) a lack of precision in the review controls over certain information and assumptions impacting various financial reporting areas, and monitoring of the Company’s terms and conditions for certain contractual arrangements to verify that all critical contract terms were communicated to accounting and finance for assessment.

Revenue Recognition – The Company’s internal controls to identify, accumulate and assess the accounting impact of certain concessions or side agreements on whether the Company’s revenue recognition criteria had been met were in certain instances not fully followed or were not effective. As noted above, the Audit Committee identified certain “tone at the top” issues, due to which the Company’s controls were not effective to ensure (i) consistent standards in the level of documentation of agreements required to support accurate recording of revenue transactions, and (ii) that such documentation is retained, complete, and independently reviewed to ensure certain terms impacting revenue recognition were accurately reflected in the Company’s books and records.

Process to Identify Contingencies, Including Those Related to the Company’s Intellectual Property – The Company’s internal controls over contingencies were not effective as the Company lacked a well-structured process, including granting appropriate authority to senior legal management, to ensure the identification of actual and potential claims, and the assessment of probability of loss related to them. The Company also lacked a well-structured process to ensure the timely assignment to the Company of intellectual property.

Remediation Efforts to Address Material Weaknesses

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Since identifying the material weaknesses in our internal control over financial reporting, we have developed and implemented remediation plans to fully address these control failures. Our Board of Directors and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to maintaining strong and effective internal controls over financial reporting and a strong internal control environment.

The Company has taken significant steps to address the material weaknesses set forth above. The Company believes that making the following changes was a critical step toward addressing the “tone at the top” concerns that contributed to the material weaknesses it has identified.

The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing:

Entity Level Controls

•

By unanimous action of the Board of Directors, we appointed five new independent directors to our Board of Directors. Two of the new members of the Board have significant finance and accounting experience, have been appointed to the Audit Committee, and have been determined by the Board of Directors to be “audit committee financial experts” as defined in rules promulgated by the SEC.

•	We appointed a new Chairman of our Board of Directors.

•

We recently appointed a new Chief Executive Officer who we expect will provide strong leadership to the Company and establish open lines of communication with his internal business unit leaders and external partners.

•

We are actively engaged in a search for a new, permanent Chief Financial Officer who we expect will bring expertise and leadership to the Company and our finance team and establish open lines of communication with his or her internal business unit leaders and the finance and accounting team world-wide.

•

We conducted a training program for our executives, vice presidents and associate vice presidents, led by our executive management team, to enhance awareness and understanding of the Company’s Code of Conduct and Ethics Policy and the importance of financial reporting integrity. We are developing and planning to implement a similar program for finance, operations and sales personnel and others involved in the sales process.

•

In accordance with changes to the Audit Committee Charter approved by the Board on September 23, 2015, the Audit Committee now approves future earnings guidance in accordance with the Company’s normal earnings cycle.

•

In accordance with changes to the Executive Compensation Committee Charter approved by the Board on September 23, 2015, the Executive Compensation Committee now reviews and approves the compensation arrangements of any employees with a title of Associate Vice President or higher reporting directly to the Chief Executive Officer, including, but not limited to, those designated as executive officers. We believe this provides more transparent monitoring of performance of, and incentives offered to, senior management that may influence “tone at the top.”

Sufficiency of Accounting and Finance Department Resources

•

We are actively engaged in a search for a new Chief Financial Officer who we expect will provide strong leadership to the Company and, in particular, to our finance and accounting function, and establish open lines of communication with his or her staff and internal business partners.

•

We have hired a new Senior Vice President of Finance and a new Assistant Controller to increase the depth and breadth of knowledge and expertise commensurate with the Company’s corporate structure and financial reporting requirements. These new finance team members will support the Company’s substantial efforts to design, operate and oversee effective internal controls over financial reporting.

•

We are actively engaged in a search for a new Chief Accounting Officer and Controller who we expect will bring additional technical expertise to our finance and accounting function and will support the Company’s substantial efforts to design, operate and oversee effective internal controls over financial reporting.

•

We continue to enhance the Company’s finance and accounting department staff, in terms of both number and competency of personnel, particularly in the area of revenue recognition and technical accounting. We expect our new senior finance team to contribute their substantial experience and abilities to raise the level of expertise across the finance and accounting teams.

•

The Audit Committee directed our Interim Chief Financial Officer, in coordination with our new Chief Legal Officer, to undertake a comprehensive review of the procedures to be followed by the Company for establishing significant and judgmental reserves, including reserves for litigation and royalties. As a result, a more comprehensive policy has been established and will be adhered to going forward. In addition, management will continue to report to the Audit Committee the methodologies used and basis of estimates for the establishment of significant and judgmental reserves.

•

We are in the process of developing a roles and responsibilities matrix for our key accounting and operations personnel to incorporate segregation of duties considerations. We expect our incoming senior finance personnel to contribute their significant expertise to this process.

Revenue Recognition

•	We have revised our revenue recognition policy to prohibit Company-initiated “pull-in” transactions. For fiscal 2017, “pull ins” will have no meaningful effect on our revenue.

•

As noted above, we conducted a training program for our executive officers, vice presidents and associate vice presidents, led by our executive management team, to enhance awareness and understanding of the Company’s Code of Conduct and Ethics Policy and the importance of financial reporting integrity. We are developing and planning to implement a similar program for finance, operations and sales personnel and others involved in the sales process.

Process to Identify Contingencies, Including Those Related to the Company’s Intellectual Property.

•

The Audit Committee directed the Company to hire a Chief Legal Officer, such position having the authority of an executive officer (as defined in SEC rules) and to be deemed as such. The Company has hired a new Executive Vice President and Chief Legal Officer to fill this role.

•

The Audit Committee directed the Interim CFO, in coordination with the Chief Legal Officer, to undertake a comprehensive review of the procedures to be followed by the Company for establishing significant and judgmental reserves, including reserves for litigation and royalties. As a result, a more comprehensive policy has been established and will be adhered to going forward. In addition, management will continue to report to the Audit Committee the methodologies used and basis of estimates for the establishment of significant and judgmental reserves.

•

We are in the process of adopting an updated patent disclosure and assignment policy that includes augmented procedures for review of claims of individual ownership and enhanced processes with respect to patent disclosure and assignment. We expect our new Chief Legal Officer to contribute his significant experience to this process.

The Audit Committee has directed management to develop a detailed plan and timetable for the completion of the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to our policies and procedures in order to improve the overall effectiveness of internal control over financial reporting.

Aside from the above remediations, we reconstituted the memberships and chairmanships of the audit committee, the executive compensation committee and the nominating and governance committee.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions represent significant improvements in our controls. Additional remediation measures continue to be considered and will be implemented as appropriate. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 1, 2015, and extending through the quarter ended October 30, 2015, changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting were as follows:

Our Chief Financial Officer retired in May 2015 prior to our earnings release for the first quarter of fiscal 2016 and the filing of our Form 10-Q for the first quarter of fiscal 2016. On May 22, 2015, we appointed our Vice President, Financial Planning and Analysis, as interim Chief Financial Officer and he transitioned from that position to SVP, Corporate Development and Strategy, FP&A and Investor Relations on October 7, 2015. On October 16, 2015, we appointed David Eichler as our Interim Chief Financial Officer.

Our Vice President and Corporate Controller resigned prior to our earnings release for the second quarter of fiscal 2016 and the filing of our Form 10-Q for the second quarter of fiscal 2016. Our Form 10-Q for the second quarter of fiscal 2016 was not filed when due and the Audit Committee commenced an independent investigation as described above. The Company’s independent public accounting firm, PricewaterhouseCoopers, then resigned from our account in October 2015.

In the interim period between August 2015 and December 2015, the controllership role was shared by several senior managers in the finance and accounting departments, including our Vice President/Treasurer, our Vice President/Corporate Tax and our Director/Internal Audit. Our previous Finance Director of Marvell’s Israel business then assumed the role of acting Controller/Assistant Controller until such time as we hired a new Controller in December 2015.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

•

impact of a significant natural disaster, including earthquakes, floods and tsunamis, particularly in certain regions in which we operate or own buildings, such as Santa Clara, California and where our third party suppliers operate, such as Taiwan and elsewhere in the Pacific Rim; and

•	our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From February 2, 2014 through August 1, 2015, our common shares traded as low as $11.65 and as high as $16.78 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

We operate in intensely competitive markets, and our failure to compete effectively would harm our results of operations.

The semiconductor industry and specifically the data storage, networking and wireless communications markets are extremely competitive, and we expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. This has especially intensified as semiconductor companies have begun to offer more integrated platforms. We expect competition to continue to increase as industry standards continue to evolve and become better known, and others realize the market potential of this trend to platform integration. We currently compete with a number of large domestic and international companies in the business of designing integrated circuits and related applications, some of which have greater financial, technical and management resources than us. Our efforts to introduce new products into markets with entrenched competitors will expose us to additional competitive pressures. For example, we are facing and expect we will continue to face significant competition in the networking market. Additionally, customer expectations and requirements have been evolving rapidly. For example, customers now expect us to provide turnkey solutions. Some of our competitors may be better situated to meet changing customer needs. As competition in the markets in which we operate continues to increase, our revenues and gross margins may decline. For example, competitors with greater financial resources may be able to offer lower prices than us, or they may offer additional products, services or other incentives that we may not be able to match. In addition, many of our competitors operate and maintain their own fabrication facilities and have longer operating histories, greater name recognition, larger customer bases, and greater sales, marketing and distribution resources than we do. Furthermore, our current and potential competitors in the data communication and wireless markets have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, new competitors or alliances among these competitors may acquire significant market share, which would harm our business. While we continue to pursue similar strategic relationships, and currently have significant financial and technical resources, we cannot assure you that we will be able to continue to compete successfully against existing or new competitors, which would harm our results of operations.

In addition, semiconductor providers have experienced consolidation over the past several years. For example, Avago Technologies Limited (which has renamed itself as Broadcom Limited (“Broadcom”) acquired Broadcom Corporation in February 2016 and LSI Corporation in May 2014, Intel acquired Altera Corporation in December 2015 and NXP Semiconductors acquired Freescale Semiconductor, Ltd. These transactions and other pending transactions may further consolidate competition in our industry. Consolidation among our competitors could lead to a changing competitive landscape, capabilities and market share, which could harm our results of operations.

A significant portion of our business is dependent on the HDD industry, which is highly cyclical, experiences rapid technological change, is subject to industry consolidation and is facing increased competition from alternative technologies.

The HDD industry is intensely competitive, and the technology changes rapidly. This industry has historically been cyclical, with periods of increased demand and rapid growth followed by periods of oversupply and subsequent contraction. These cycles may affect us because some of our largest customers are participants in this industry. For example, in fiscal 2016, our revenue was negatively affected by a meaningful decline in overall HDD unit demand.

HDD manufacturers tend to order more components than they may need during growth periods, and sharply reduce orders for components during periods of contraction. Rapid technological changes in the HDD industry often result in shifts in market share among the industry’s participants. If the HDD manufacturers using our products do not retain or increase their market share, our sales may decrease.

In addition, the HDD industry experienced consolidation in the past. For example, Western Digital completed the acquisition of Hitachi’s HDD unit in March 2012, Seagate Technology PLC (“Seagate”) completed the acquisition of Samsung’s HDD unit in December 2011 and Toshiba acquired the HDD operations of Fujitsu during fiscal 2010. Consolidation among our customers could lead to changing demand for our products, replacement of our products by the merged entity with those of our competitors and cancellation of orders, each of which could harm our results of operations. If we are unable to leverage our technology and customer relationships, we may not capitalize on the increased opportunities for our products within the combined company.

Furthermore, future changes in the nature of information storage products and personal computing devices could reduce demand for traditional HDDs. For example, products using alternative technologies, such as SSD and other storage technologies could become a source of competition to manufacturers of HDDs. Although we offer SSD controllers, leveraging our technology in hard drives, we cannot ensure we will be able to maintain significant market share if demand for traditional HDDs decreases. Additionally, we depend on a few customers for our SSD controllers and as such, the loss of any SSD controller customer or a significant reduction in sales we make to them (for example, as a result of a significant drop in market share) may harm our financial condition and results of operations.

Our sales are concentrated in a few customers, and if we lose or experience a significant reduction in sales to any of these key customers, or if any of these key customers experience a significant decline in market share, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 33% and 30% of our net revenue for the six months ended August 1, 2015 and August 2, 2014, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

•	customers may develop their own solutions or acquire fully developed solutions from third-parties (for example, in September 2014, Seagate acquired the SSD business from Broadcom); or

•	customers may be subject to severe business disruptions.

We have been named as a party to several legal proceedings and may be named in additional ones in the future, including litigation involving our patents and other intellectual property, which could subject us to liability, require us to indemnify our customers, require us to obtain or renew licenses, or to stop selling our products or force us to redesign our products.

We have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and we may be named in additional ones in the future. Please see “Note 10 – Commitments and Contingencies” of our Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Note 10”) for a more detailed description of a number of the litigation matters we are currently engaged in. In particular, litigation involving patents and other intellectual property is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies and other entities aggressively bring numerous infringement claims to assert their patent portfolios. The amount of damages alleged in intellectual property infringement claims can often be very significant. For example, the settlement of a lawsuit with Carnegie Mellon University resulted in a payment by us of $750 million as described further in Note 10.

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

The ultimate outcome of litigation could have a material adverse effect on our business and the trading price for our securities. Litigation may be time consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. Litigation, regardless of the outcome, may result in significant expenditures, diversion of our management’s time and attention from the operation of our business, damage to our reputation or relationship with third parties, which could materially and adversely affect our business, financial condition, results of operations, cash flows and our stock price.

We identified material weaknesses in our internal controls over financial reporting, and we may be unable to develop, implement and maintain effective internal controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our internal controls over financial reporting were not effective as of January 30, 2016. The specific material weaknesses are described in Part II - Item 9A. “Controls and Procedures” of our Form 10-K in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. As with any material weakness, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. Any material misstatements could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Even when we have remediated our material weaknesses, any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting will not necessarily prevent all error and all fraud. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. In addition, we may modify the design and operating effectiveness of our internal controls, which could affect the overall effectiveness or evaluation of the control system in the future by us or our independent registered public accounting firm. We cannot ensure that any design will succeed in achieving its stated goals under all potential future conditions, as controls may become inadequate due to changes in conditions or deterioration in the degree of compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to provide reliable financial reports, or to detect and prevent fraud, which would harm our business.

Matters relating to or arising from our Audit Committee investigation, including regulatory proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed in our public filings, the Audit Committee of our Board of Directors has recently completed an investigation that generally included a review of certain revenue recognized in the first and second quarters of fiscal 2016 and the fourth quarter of fiscal 2015, including transactions that would have, in the normal course of events and but for action by certain Marvell employees, been completed and recognized in a subsequent quarter (referred to internally as “pull-ins”), the accrual of a litigation reserve in the second quarter of fiscal 2016, and the stated belief by Marvell’s former Chairman and Chief Executive Officer of ownership of certain patent rights related to the Final-Level Cache invention and his later assignment of associated patent applications to Marvell. In addition, we are also the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney related to these matters. We are fully cooperating with the SEC and the US Attorney with respect to those investigations.

To date, we have incurred significant expenses related to legal, accounting, and other professional services in connection with the investigations and related matters, and may continue to incur significant additional expenses with regard to these matters and related remediation efforts. The expenses incurred, and expected to be incurred, on the investigations, the impact of our delay in meeting our periodic reports on the confidence of investors, employees and customers, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations or cash flows. As a result of the delay in filing of our periodic reports, we are not eligible to use a registration statement on Form S-3, and will not be eligible to use that form until we have timely filed all periodic reports required by the SEC for one year, which may make it more difficult, costly or time consuming for us to raise capital if we should choose to do so.

As a result of the matter reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class actions or other lawsuits have been filed against us, our directors and officers (see also, “We are subject to pending securities class action and shareholder derivative legal proceedings” below). Any future such investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We are subject to pending securities class action and shareholder derivative legal proceedings.

Several securities class action lawsuits were filed against us following our September 11, 2015 announcement of an independent audit committee investigation of certain accounting and internal control matters in the second quarter of fiscal 2016 and our subsequent delinquency in filing our periodic financial reports. We also have been named as a nominal defendant in a shareholder derivative lawsuit filed in fiscal 2016 concerning our announcement of the audit committee investigation. No specific amounts of damages have been alleged in the class action lawsuits and, by the nature of the lawsuits, no damages will be alleged against Marvell in the derivative lawsuit.

We will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, however there can be no assurance that we will be successful in any defense. If any of the lawsuits related to our audit committee investigation are adversely decided, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Bermuda law, our articles of association and bye-laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to current and future investigations and litigation, including the matters discussed in Part II—Item 1, “Legal Proceedings.” In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors and officers and expect to continue to do so while these matters are pending. Certain of these obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined to not be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.

In addition, we have incurred significant expenses in connection with the Audit Committee’s independent investigation, the pending government investigations, and the shareholder litigation. We cannot provide any assurances that pending claims, or claims yet to arise, including the cost of fees, penalties or other expenses will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also may seek to deny or limit coverage in some or all of these matters. Furthermore, the insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. Accordingly, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Regional Concentration

Substantially all of our products are manufactured by third-party foundries located in Taiwan, and other sources are located in China and Singapore. In addition, substantially all of our third-party assembly and testing facilities are located in China, Singapore and Taiwan. Because of the geographic concentration of these third-party foundries, as well as our assembly and test subcontractors, we are exposed to the risk that their operations may be disrupted by regional disasters including, for example, earthquakes (particularly in Taiwan and elsewhere in the Pacific Rim close to fault lines), tsunamis or typhoons, or by political, social or economic instability. In the case of such an event, our revenues, cost of goods sold and results of operations would be negatively impacted. In addition, there are limited numbers of alternative foundries and identifying and implementing alternative manufacturing facilities would be time consuming. As a result, if we needed to implement alternate manufacturing facilities, we could experience significant expenses and delays in product shipments, which could harm our results of operations.

No Guarantee of Capacity or Supply

The ability of each foundry to provide us with semiconductor devices is limited by its available capacity and existing obligations. When demand is strong, availability of foundry capacity may be constrained or not available, and with limited exceptions, our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. We place our orders on the basis of our customers’ purchase orders or our forecast of customer demand, and the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are or that have long-term agreements with our main foundries may induce our foundries to reallocate capacity to those customers. This reallocation could impair our ability to secure the supply of components that we need. In particular, as we and others in our industry transition to smaller geometries, our manufacturing partners may be supply constrained or may charge premiums for these advanced technologies, which may harm our business or results of operations. See also, “We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.” Moreover, if any of our third-party foundry suppliers are unable to secure necessary raw materials from their suppliers, lose benefits under material agreements, experience power outages, lack sufficient capacity to manufacture our products, encounter financial difficulties or suffer any other disruption or reduction in efficiency, we may encounter supply delays or disruptions, which could harm our business or results of operations.

Despite our strategy to move to multiple sources, most of our products are not manufactured at more than one foundry at any given time, and our products typically are designed to be manufactured in a specific process at only one of these foundries. Accordingly, if one of our foundries is unable to provide us with components as needed, it would be difficult for us to transition the manufacture of our products to other foundries, and we could experience significant delays in securing sufficient supplies of those components. This could result in a material decline in our revenues, net income and cash flow.

In order to secure sufficient foundry capacity when demand is high and to mitigate the risks described in the foregoing paragraph, we may enter into various arrangements with suppliers that could be costly and harm our results of operations, such as non-refundable deposits with or loans to foundries in exchange for capacity commitments, or contracts that commit us to purchase specified quantities of integrated circuits over extended periods. We may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to use all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

Uncertain Yields and Quality

        The fabrication of integrated circuits is a complex and technically demanding process. Our foundries have from time to time experienced manufacturing defects and reduced manufacturing yields, which are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance. In addition, we may face lower manufacturing yields and reduced quality in the process of ramping up and diversifying our manufacturing partners. Poor yields from our foundries, or defects, integration issues or other performance problems with our products could cause us significant customer relations and business reputation problems, harm our financial performance and result in financial or other damages to our customers. Our customers could also seek damages in connection with product liability claims, which would likely be time consuming and costly to defend. In addition, defects could result in significant costs. See also, “Costs related to defective products could have a material adverse effect on us.”

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

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. For example, we believe the success of Final-Level Cache (“FLCTM”) technology may be an important factor in the future growth of the company. If FLC technology fails to function in actual product development at the level required for market acceptance, or if our customers do not readily embrace the technology as quickly as we would anticipate, our future results may be impacted. No revenue was derived from FLC related products in fiscal 2016 and we anticipate no revenue in fiscal 2017 as these products are still in development. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”

Our ability to adapt to changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and prospects for growth. We may also have to incur substantial unanticipated costs to comply with these new standards. Our success will also depend on the ability of our customers to develop new products and enhance existing products for the markets they serve and to introduce and promote those products successfully in a timely manner. Even if we and our customers introduce new and enhanced products to the market, those products may not achieve market acceptance.

Our gross margin and results of operations may be adversely affected in the future by a number of factors, including decreases in average selling prices of products over time and shifts in our product mix.

The products we develop and sell are primarily used for high-volume applications. As a result, the prices of those products have historically decreased rapidly. In addition, our more recently introduced products tend to have higher associated costs because of initial overall development and production expenses. Therefore, over time, we may not be able to maintain or improve our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by other cost reductions through efficiencies, introduction of higher margin products and other means.

To attract new customers or retain existing customers, we may offer certain price concessions to certain customers, which could cause our average selling prices and gross margins to decline. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or by our competitors and other factors. We expect that we will continue to have to reduce prices of existing products in the future. Moreover, because of the wide price differences across the markets we serve, the mix and types of performance capabilities of our products sold may affect the average selling prices of our products and have a substantial impact on our revenue and gross margin. We may enter new markets in which a significant amount of competition exists, and this may require us to sell our products with lower gross margins than we earn in our established businesses. If we are successful in growing revenue in these markets, our overall gross margin may decline. Fluctuations in the mix and types of our products may also affect the extent to which we are able to recover the fixed costs and investments associated with a particular product, and as a result may harm our financial results.

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

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Customers can generally cancel or defer purchase orders on short notice without incurring a significant penalty. Due to their inability to predict demand or other reasons, some of our customers may accumulate excess inventories and, as a consequence, defer purchase of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management. In addition, as an increasing number of our chips are being incorporated into consumer products, we anticipate greater fluctuations in demand for our products, which makes it more difficult to forecast customer demand. We place orders with our suppliers based on forecasts of customer demand and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. For example, our ability to accurately forecast customer demand may be impaired by the delays inherent in our customer’s product development processes, which may include extensive qualification and testing of components included in their products, including ours. In many cases, they design their products to use components from multiple suppliers. This creates the risk that our customers may decide to cancel or change product plans for products incorporating our integrated circuits prior to completion, which makes it even more difficult to forecast customer demand.

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

A portion of our inventory is held by, and net revenues are derived from, sales through third-party logistics providers, whereby revenues are recognized when product is pulled from stock by the end customer. From time to time, our customers will take early delivery of product at the end of a fiscal quarter that was scheduled for delivery in the following fiscal quarter, which we internally refer to as “pull-ins” if the early delivery was requested by Marvell. Variation in timing of large orders and our ability to effectively manage required inventory levels may be impacted by such arrangements, including increased expenses associated with excess or obsolete inventory and volatility in timing of revenues recognized period to period. Our operating results under these arrangements may vary significantly from quarter to quarter based on fluctuations in demand and our ability to deliver on forecasted customer orders. Beginning in fiscal 2017, our policy is not to engage in pull-in transactions and we therefore do not expect them to have any meaningful impact on our net revenue in future periods.

If we fail to appropriately scale our operations in response to changes in demand for our existing products or to the demand for new products requested by our customers, our business and profitability could be materially and adversely affected.

To achieve our business objectives, it may be necessary from time to time for us to expand or contract our operations. In the future, we may not be able to scale our workforce and operations in a sufficiently timely manner to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers. In that event, we may be unable to meet competitive challenges or exploit potential market opportunities, and our current or future business could be materially and adversely affected. Conversely, if we expand our operations and workforce too rapidly in anticipation of increased demand for our products, and such demand does not materialize at the pace at which we expected, the rate of increase in our costs and operating expenses may exceed the rate of increase in our revenue, which would adversely affect our results of operations. In addition, if such demand does not materialize at the pace which we expect, we may be required to scale down our business through expense and headcount reductions as well as facility consolidations or closures that could result in restructuring charges that would materially and adversely affect our results of operations. Because many of our expenses are fixed in the short-term or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any decrease in customer demand. If customer demand does not occur as anticipated, our profitability could be adversely affected due to our higher expense levels.

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

We cannot predict the timing, strength or duration of any economic slowdown or recovery or the impact of any such events on our vendors, customers or us. If the economy or markets in which we operate deteriorate from current levels, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, the combination of lengthy product development coupled with challenging macroeconomic conditions could adversely impact our results of operations.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

In order to remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot ensure that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If we or any of our foundry subcontractors experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third-party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our results of operations, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We are exposed to potential impairment charges on certain assets.

We had approximately $2.0 billion of goodwill and $24.6 million of acquired intangible assets, net on our consolidated balance sheet as of August 1, 2015. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have identified that our business operates as a single operating segment with two components (Storage, and Smart Networked Devices and Solutions), which we have concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we may have an impairment of goodwill in one of our reporting units.

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

We depend on key personnel to manage our business, and if we are unable to retain our current personnel or attract additional qualified personnel, our ability to develop and successfully market our products could be harmed. We have undergone significant management changes which could affect our implementation of our business strategy.

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

In recent years, we have experienced significant senior management turnover, including the departure of our Chief Executive Officer, Sehat Sutardja, and our President, Weili Dai, as officers and employees of the Company, effective April 1, 2016, and the retirement of our former Chief Financial Officer in May 2015. Our board of directors recently appointed our new President and Chief Executive Officer, who will assume his duties as the Company’s principal executive officer immediately following the filing of our Quarterly Report on Form 10-Q for the second fiscal quarter of 2017, and is conducting a formal search to identify a new, permanent Chief Financial Officer. In addition, our board of directors has designated our Chairman of the Board, Richard S. Hill, as the Company’s Interim Principal Executive Officer until we file our Quarterly Report on Form 10-Q for the second fiscal quarter of 2017.

The marketplace for such key employees is very competitive and limited. Our growth may be adversely impacted if we are unable to attract and retain key employees. In addition, turnover of senior management can adversely impact our stock price, our results of operations and our client relationships and has made recruiting for future management positions more difficult. We have recently added a number of new executive officers in addition to our President and Chief Executive Officer, including our new Executive Vice President, Marketing and Sales, our Executive Vice President and Chief Legal Officer, our Chief Operations Officer and our Senior Vice President of Finance. Although the individual members of our senior management team have significant experience, they, and the Chief Financial Officer we hire, previously have not worked together as a group, and it will take time for them to become an integrated management team. Delays in the integration of our management team could affect our ability to implement our business strategy, which could have a material adverse effect on our business and results of operations.

As a result of our global operations, we face additional risks, which may harm our results of operations, because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers with operations in Asia represented approximately 95% of our net revenue in the six months ended August 1, 2015, 96% of our net revenue in fiscal 2015 and 95% of our net revenue in fiscal 2014.

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

We have experienced, from time to time, hardware and software defects and bugs associated with the introduction of our highly complex products. Despite our testing procedures, we cannot ensure that errors will not be found in new products or releases after commencement of commercial shipments in the future, which could result in loss of or delay in market acceptance of our products, material recall and replacement costs, delay in revenue recognition or loss of revenues, writing down the inventory of defective products, the diversion of the attention of our engineering personnel from product development efforts, our having to defend against litigation related to defective products or related property damage or personal injury, and damage to our reputation in the industry that could adversely affect our relationships with our customers. In addition, the process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources and we may have difficulty identifying the end customers of the defective products in the field, which may cause us to incur significant replacement costs, contract damage claims from our customers and further reputational harm. Any of these problems could materially adversely affect our results of operations.

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

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

•	diversion of management attention from running our existing business;

•	possible material weaknesses in internal control over financial reporting;

•	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;

•	increased costs to integrate or, in the case of a divestiture, separate the technology, personnel, customer base and business practices of the acquired or divested business or assets;

•	potential exposure to material liabilities not discovered in the due diligence process;

•	potential adverse effects on reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions;

•	potential damage to customer relationships or loss of synergies in the case of divestitures; and

•	unavailability of acquisition financing or unavailability of such financing on reasonable terms.

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

Changes in existing taxation benefits, rules or practices may also have a significant effect on our reported results. For example, both the U.S. Congress and the G-20 (Group of Twenty Finance Ministers and Central Bank Governors) may consider legislation affecting the taxation of foreign corporations and such legislation if enacted might adversely affect our future tax liabilities and have a material impact on our results of operations. Furthermore, in prior years, we have entered into agreements in certain foreign jurisdictions that if certain criteria are met, the foreign jurisdiction will provide a more favorable tax rate than their current statutory rate. For example, we have obtained an undertaking from the Minister of Finance of Bermuda that in the event Bermuda enacts legislation imposing tax computed on profits, income, or capital asset, gain or appreciation, then the imposition of any such taxes will not apply to us until March 31, 2035. Additionally, our Singapore subsidiary qualified for Pioneer status until it expired in June 2014. However, we re-negotiated with the Singapore government and in fiscal 2015, they extended the Development and Expansion Incentive until June 2019. Furthermore, under the Israeli Encouragement law of “approved or benefited enterprise,” two branches of our subsidiary in Israel, Marvell Israel (M.I.S.L) Ltd., are entitled to, and have certain existing programs that qualify as, approved and benefited tax programs that include reduced tax rates and exemption of certain income through fiscal 2027. Our subsidiary in Switzerland also had tax incentives on revenues from research and design, and wafer supply trading activities, which expired at the end of fiscal 2016. Moreover, receipt of past and future benefits under tax agreements may depend on our ability to fulfill commitments regarding employment of personnel or performance of specified activities in the applicable jurisdiction. Changes in our business plans, including divestitures, could result in termination of an agreement or loss of benefits thereunder. If any of our tax agreements in any of these foreign jurisdictions were terminated, our results of operations would be harmed.

If we were classified as a passive foreign investment company, there would be adverse tax consequences to U.S. holders of our ordinary shares.

If we were classified as a “passive foreign investment company” or “PFIC” under section 1297 of the Internal Revenue Code, of 1986, as amended, or the Code, for any taxable year during which a U.S. holder holds ordinary shares, such U.S. holder generally would be taxed at ordinary income tax rates on any gain realized on the sale or exchange of the ordinary shares and on any “excess distributions” (including constructive distributions) received on the ordinary shares. Such U.S. holder could also be subject to a special interest charge with respect to any such gain or excess distribution.

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC for fiscal year 2016 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.

We rely upon the performance of our information technology systems to process, transmit, store and protect electronic information, and the failure of or security breaches of any critical information technology system may result in serious harm to our reputation, business, results of operations and/or financial condition.

We are heavily dependent on our technology infrastructure and maintain and rely upon certain critical information systems for the effective operation of our business. We routinely collect and store sensitive data in our information systems, including intellectual property and other proprietary information about our business and that of our customers, suppliers and business partners. These information technology systems are subject to damage or interruption from a number of potential sources including natural disasters, viruses, destructive or inadequate code, malware, power failures, cyber-attacks, and other events. We have implemented processes for systems under our control intended to mitigate risks, however, there can be no guarantee that they will be effective in mitigating those risks. Given the frequency of cyber attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more breaches of some extent in the future. We may incur significant costs in order to implement, maintain and/or update security systems that we feel are necessary to protect our information systems or we may miscalculate the level investment necessary to protect our systems adequately. To the extent that any system failure, accident or security breach results in disruptions or interruptions to our operations or the theft, loss or disclosure of, or damage to our data or confidential information, including our intellectual property, our reputation, business, results of operations and/or financial condition could be materially adversely affected.

We may be unable to protect our intellectual property, which would negatively affect our ability to compete.

We believe one of our key competitive advantages results from our collection of proprietary technologies that we have developed and acquired since our inception. If we fail to protect these intellectual property rights, competitors could sell products based on technology that we have developed that could harm our competitive position and decrease our revenues. We believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions, confidentiality agreements, licenses and other methods, to protect our proprietary technologies. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Notwithstanding these agreements, we have experienced disputes with employees regarding ownership of intellectual property in the past and we currently have a disagreement with our former Chief Executive Officer, Dr. Sehat Sutardja, regarding his claim to ownership of the Final-Level Cache intellectual property. To the extent that any third party has a claim to ownership of any relevant technologies used in our products, we may not be able to recognize the full revenue stream from such relevant technologies.

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

In May 2012, we announced the declaration of our first quarterly cash dividend. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, the best interests of our company, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law and other factors that the board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. In addition, developments in ongoing litigation could affect our ability to make a dividend payment on a declared payment date until such time as we can meet statutory requirements under Bermuda law. A reduction in, a delay of, or elimination of our dividend payments could have a negative effect on our share price.

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

Our buildings in Santa Clara, California; Singapore; Etoy, Switzerland; and Shanghai, China subject us to the risks of owning real property, which include:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	adverse changes in the value of these properties, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic and other legal or regulatory requirements;

•	the potential disruption of our business and operations arising from or connected with a relocation due to moving to or renovating the facility;

•	increased cash commitments for improvements to the buildings or the property or both;

•	increased operating expenses for the buildings or the property or both;

•	possible disputes with tenants or other third parties related to the buildings or the property or both;

•	failure to achieve expected cost savings due to extended non-occupancy of a vacated property intended to be leased; and

•

the risk of financial loss in excess of amounts covered by insurance, or uninsured risks, such as the loss caused by damage to the buildings as a result of earthquakes, floods and or other natural disasters.

Additionally, the second surety bond, issued in connection with the patent litigation action with CMU, and commitment from the sureties are secured by our campus located in Santa Clara, California.

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

We have not been in compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Nasdaq’s requirements for continued listing and, as a result, our common shares may be delisted and suspended from trading on the Nasdaq Global Select Market.

We have been delinquent in the filing of our periodic financial reports with the SEC and, as a result, we are not in compliance with the Nasdaq rule that requires the timely filing of our periodic financial reports with the SEC. On September 14, 2015, Nasdaq notified us that due to our delay in filing with the SEC our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, our common shares would be delisted unless we timely requested a hearing before a Nasdaq Listings Qualification Panel (a “Hearings Panel”). We timely requested such a hearing, which was held on April 14, 2016. At the hearing, we presented a plan to regain compliance with the rule and requested an extension of time for the filing of our delayed reports, and on May 3, 2016 the Hearings Panel granted Marvell an extension of time to September 6, 2016, to regain compliance with our continued listing requirements. After filing this Form 10-Q with the SEC, we will continue to be delinquent in our filings with the SEC due to our delay in filing a Form 10-Q for the quarter ended April 30, 2016. There can be no assurance that we will be successful in regaining compliance with the listing rule during the extension period. If our common shares are delisted, there can no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. If our common shares are delisted, the market price of our shares will likely decline and become more volatile, and our shareholders may find that their ability to trade in our stock will be adversely affected. A delisting from Nasdaq may also have other negative implications, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

Our Bye-Laws contain change in corporate control provisions, which include:

•	authorizing the issuance of preferred shares without shareholder approval; and

•

a shareholder vote requiring the approval 66 2/3% of votes cast in person or by proxy to approve any business combination in the event the action is not approved by at least 66 2/3% of the directors holding office at the date of the Board meeting to approve the action.

These foregoing provisions could make it more difficult for a third party to acquire us, even if doing so would be a benefit to our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended August 1, 2015.

Issuer Purchases of Equity Securities

The following table presents details of our share repurchases during the three months ended August 1, 2015 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 3 – May 30, 2015	1,077,095	$13.85	1,077,095	$406,450
May 31 – June 27, 2015	4,273,276	$14.27	4,273,276	$345,438
June 28 – August 1, 2015	9,246,229	$12.67	9,246,229	$228,201

Total	14,596,600	$13.22	14,596,600	$228,201

(1)	The monthly periods presented above for the three months ended August 1, 2015, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
(2)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. Our board of directors authorized an additional $1.5 billion in fiscal 2012 and $1.0 billion in fiscal 2013 and $250 million in fiscal 2015 to be used to repurchase our outstanding common shares under the share repurchase program for a total available under the program of $3.25 billion. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

Item 6. Exhibits

See the “Index to Exhibits” immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Date: July 21, 2016	By:	/s/ DAVID P. EICHLER
David P. Eichler
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum of Association of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 13, 2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 6, 2006

10.1#	Marvell Technology Group Ltd. Executive Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 2, 2015

10.2#	Marvell Technology Group Ltd. Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 2, 2015

31.1	Certification of Interim Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Interim Principal Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Interim Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.