Form 10-Q
period 2015-10-31
MARVELL TECHNOLOGY GROUP LTD
filed 2016-07-21
CIK 1058057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

EXPLANATORY NOTE

As previously reported, we were unable to timely file our Quarterly Report on Form 10-Q for the second and third quarters of fiscal 2016 and our Annual Report on Form 10-K for fiscal 2016. Except as specifically set forth herein, this Form 10-Q speaks only as of October 31, 2015 and the period then ended, and these financial results do not reflect events or results of operations that may have occurred subsequent to October 31, 2015. The Company was obligated to adjust its financial results for the third quarter of fiscal 2016 through the date of filing of this report to account for certain activities subsequent to October 31, 2015 (Type 1 subsequent events). As a result, certain results, including net loss and net loss per share, reported in this report may differ from the preliminary results for the third quarter of fiscal 2016 released on December 7, 2015. Please see also our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, which is being filed on the date hereof.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$897,053	$1,210,977
Short-term investments	1,406,699	1,318,578
Accounts receivable, net	380,928	420,955
Inventories	279,359	308,162
Prepaid expenses and other current assets	54,123	68,140
Deferred income taxes	17,327	17,228

Total current assets	3,035,489	3,344,040
Property and equipment, net	309,647	340,639
Long-term investments	10,182	10,226
Goodwill	2,029,945	2,029,945
Acquired intangible assets, net	20,957	30,698
Other non-current assets	100,304	128,839

Total assets	$5,506,524	$5,884,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236,675	$282,899
Accrued liabilities	145,139	131,388
Carnegie Mellon University accrued litigation settlement	734,715	—
Accrued employee compensation	140,333	154,969
Deferred income	58,086	68,120

Total current liabilities	1,314,948	637,376
Non-current income taxes payable	55,147	68,729
Other non-current liabilities	24,946	32,193

Total liabilities	1,395,041	738,298
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, $0.002 par value	1,010	1,030
Additional paid-in capital	2,975,426	3,099,548
Accumulated other comprehensive income (loss)	(2,182)	308
Retained earnings	1,137,229	2,045,203

Total shareholders’ equity	4,111,483	5,146,089

Total liabilities and shareholders’ equity	$5,506,524	$5,884,387

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net revenue	$674,890	$930,136	$2,109,670	$2,849,511
Operating costs and expenses:
Cost of goods sold	379,254	454,974	1,192,126	1,426,575
Research and development	252,502	288,348	818,257	873,381
Selling and marketing	30,582	34,410	97,597	106,717
General and administrative	33,206	32,358	108,884	93,535
Carnegie Mellon University litigation settlement	—	—	654,667	—
Restructuring and other related charges	35,270	1,202	48,862	7,025
Amortization and write-off of acquired intangible assets	3,150	3,304	8,286	13,297

Total operating costs and expenses	733,964	814,596	2,928,679	2,520,530

Operating income (loss)	(59,074)	115,540	(819,009)	328,981
Interest and other income, net	4,644	4,764	16,601	18,952

Income (loss) before income taxes	(54,430)	120,304	(802,408)	347,933
Provision (benefit) for income taxes	3,320	5,000	13,192	(5,720)

Net income (loss)	$(57,750)	$115,304	$(815,600)	$353,653

Net income (loss) per share:
Basic	$(0.11)	$0.22	$(1.59)	$0.69

Diluted	$(0.11)	$0.22	$(1.59)	$0.68

Weighted average shares:
Basic	504,831	513,859	512,476	510,261

Diluted	504,831	519,907	512,476	520,309

Cash dividend declared per share	$0.06	$0.06	$0.18	$0.18

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income (loss)	$(57,750)	$115,304	$(815,600)	$353,653
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on marketable securities	(491)	(1,209)	(3,809)	(1,052)
Net change in unrealized gain (loss) on auction rate securities	59	305	(44)	448
Net change in unrealized gain (loss) on cash flow hedges	(472)	(2,687)	1,363	(2,957)

Other comprehensive loss, net of tax	(904)	(3,591)	(2,490)	(3,561)

Comprehensive income (loss), net of tax	$(58,654)	$111,713	$(818,090)	$350,092

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVELL TECHNOLOGY GROUP LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income (loss)	$(815,600)	$353,653
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,376	79,784
Share-based compensation	101,360	99,283
Amortization and write-off of acquired intangible assets	9,741	14,752
Non-cash restructuring and other related charges	15,743	—
Other non-cash expense (income), net	5,926	(12,160)
Excess tax benefits from share-based compensation	(27)	(78)
Changes in assets and liabilities:
Accounts receivable	40,027	10,055
Inventories	21,042	(8,793)
Prepaid expenses and other assets	18,132	(8,621)
Accounts payable	(43,735)	16,937
Accrued liabilities and other non-current liabilities	12,016	(22,035)
Carnegie Mellon University accrued litigation settlement	734,715	—
Accrued employee compensation	(14,636)	41,651
Deferred income	(10,034)	9,087

Net cash provided by operating activities	152,046	573,515

Cash flows from investing activities:
Purchases of available-for-sale securities	(922,830)	(784,296)
Sales and maturities of available-for-sale securities	826,199	578,095
Distribution from (investments in) privately-held companies	78	(701)
Proceeds from sale of an investment in a privately-held company	—	13,220
Purchases of technology licenses	(6,657)	(14,514)
Purchases of property and equipment	(33,361)	(48,615)
Purchase of equipment previously leased	(10,240)	—
Proceeds from sale of equipment held for sale	10,007	—

Net cash used in investing activities	(136,804)	(256,811)

Cash flows from financing activities:
Repurchase of common stock	(260,875)	(43,774)
Proceeds from employee stock plans	59,348	71,308
Minimum tax withholding paid on behalf of employees for net share settlement	(23,876)	(25,586)
Dividend payments to shareholders	(92,374)	(91,859)
Payments on technology license obligations	(11,416)	(8,628)
Excess tax benefits from share-based compensation	27	78

Net cash used in financing activities	(329,166)	(98,461)

Net increase (decrease) in cash and cash equivalents	(313,924)	218,243
Cash and cash equivalents at beginning of period	1,210,977	965,750

Cash and cash equivalents at end of period	$897,053	$1,183,993

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair statement of the results for the interim periods have been included in the Company’s unaudited condensed consolidated balance sheet as of October 31, 2015, the results of its operations for the three and nine months ended October 31, 2015 and November 1, 2014, its comprehensive income for the three and nine months ended October 31, 2015 and November 1, 2014, and its cash flows for the nine months ended October 31, 2015 and November 1, 2014. The January 31, 2015 condensed consolidated balance sheet data was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, but does not include all disclosures required for annual periods.

These condensed consolidated financial statements and related notes are unaudited and should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 as filed on March 26, 2015 with the Securities and Exchange Commission. The results of operations for the three and nine months ended October 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Note 3. Investments

The following tables summarize the Company’s investments (in thousands):

	October 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$880,204	$1,174	$(1,305)	$880,073
U.S. government and agency debt	378,687	152	(143)	378,696
Asset backed securities	89,638	85	(51)	89,672
Foreign government and agency debt	21,907	7	(12)	21,902
Municipal debt securities	36,303	63	(10)	36,356

Total short-term investments	1,406,739	1,481	(1,521)	1,406,699
Long-term investments:
Available-for-sale:
Auction rate securities	12,500	—	(2,318)	10,182

Total long-term investments	12,500	—	(2,318)	10,182

Total investments	$1,419,239	$1,481	$(3,839)	$1,416,881

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale:
Corporate debt securities	$983,008	$3,872	$(563)	$986,317
U.S. government and agency debt	178,898	265	(7)	179,156
Asset backed securities	91,432	108	(9)	91,531
Foreign government and agency debt	28,051	61	(2)	28,110
Municipal debt securities	33,421	47	(4)	33,464

Total short-term investments	1,314,810	4,353	(585)	1,318,578
Long-term investments:
Available-for-sale:
Auction rate securities	12,500	—	(2,274)	10,226

Total long-term investments	12,500	—	(2,274)	10,226

Total investments	$1,327,310	$4,353	$(2,859)	$1,328,804

As of October 31, 2015, the Company’s investment portfolio included auction rate securities with an aggregate par value of $12.5 million classified as long-term investments. Although these securities have continued to pay interest, there is currently limited trading volume in the securities. The Company uses a discounted cash flow model to estimate the fair value of the auction rate securities based on estimated timing and amount of future interest and principal payments. In developing the discounted cash flow model, the Company considers the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of these auction rate securities as of October 31, 2015 was $2.3 million less than their par value. Based on the Company’s balance of approximately $2.3 billion in cash, cash equivalents and short-term investments, and the fact that the Company continues to generate positive cash flow from operations on a quarterly basis, the Company does not anticipate having to sell these securities below par value and does not have the intent to sell these auction rate securities until recovery. Since the Company considers the impairment to be temporary, the Company recorded the unrealized loss to accumulated other comprehensive loss, a component of shareholders’ equity.

Gross realized gains and gross realized losses on sales of available-for-sale securities are presented in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Gross realized gains	$524	$415	$1,222	$1,367
Gross realized losses	(877)	(25)	(1,214)	(50)

Total net realized gains	$(353)	$390	$8	$1,317

The contractual maturities of available-for-sale securities are presented in the following tables (in thousands):

	October 31, 2015		January 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$426,398	$426,440	$361,108	$361,396
Due between one and five years	969,328	969,271	950,702	954,151
Due over five years	23,513	21,170	15,500	13,257

	$1,419,239	$1,416,881	$1,327,310	$1,328,804

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For individual securities that have been in a continuous unrealized loss position, the fair value and gross unrealized loss for these securities aggregated by investment category and length of time in an unrealized position are presented in the following tables (in thousands):

	October 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$454,216	$(1,265)	$17,591	$(40)	$471,807	$(1,305)
U.S. government and agency debt	214,176	(143)	—	—	214,176	(143)
Asset backed securities	38,276	(51)	—	—	38,276	(51)
Foreign government and agency debt	14,801	(12)	—	—	14,801	(12)
Municipal debt securities	2,242	(9)	1,082	(1)	3,324	(10)
Auction rate securities	—	—	10,182	(2,318)	10,182	(2,318)

Total securities	$723,711	$(1,480)	$28,855	$(2,359)	$752,566	$(3,839)

	January 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$243,699	$(558)	$2,005	$(5)	$245,704	$(563)
U.S. government and agency debt	32,165	(7)	—	—	32,165	(7)
Asset backed securities	25,053	(9)	—	—	25,053	(9)
Foreign government and agency debt	2,999	(2)	—	—	2,999	(2)
Municipal debt securities	2,845	(4)	—	—	2,845	(4)
Auction rate securities	—	—	10,226	(2,274)	10,226	(2,274)

Total securities	$306,761	$(580)	$12,231	$(2,279)	$318,992	$(2,859)

Note 4. Supplemental Financial Information (in thousands)

Consolidated Balance Sheets

	October 31, 2015	January 31, 2015
Inventories:
Work-in-process	$144,192	$183,869
Finished goods	135,167	124,293

Total inventories	$279,359	$308,162

	October 31, 2015	January 31, 2015
Property and equipment, net:
Machinery and equipment	$630,243	$601,961
Buildings	144,320	144,320
Computer software	104,073	99,312
Land	53,373	53,373
Building improvements	49,902	49,753
Leasehold improvements	50,659	51,434
Furniture and fixtures	27,542	27,883
Construction in progress	1,504	6,167

	1,061,616	1,034,203
Less: Accumulated depreciation and amortization	(751,969)	(693,564)

Total property and equipment, net	$309,647	$340,639

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	October 31, 2015	January 31, 2015
Other non-current assets:
Technology and other licenses	$41,070	$61,217
Deferred tax assets	19,244	22,273
Investments in privately-held companies	8,685	9,267
Prepaid land use rights	13,200	13,432
Deposits	6,949	7,903
Other	11,156	14,747

Total other non-current assets	$100,304	$128,839

	October 31, 2015	January 31, 2015
Accrued liabilities:
Accrued rebates	$31,797	$39,105
Accrued royalties	17,732	24,680
Technology license obligations	9,718	14,428
Accrued legal expense	9,830	8,327
Accrued litigation	4,000	1,700
Other	72,062	43,148

Total accrued liabilities	$145,139	$131,388

	October 31, 2015	January 31, 2015
Other non-current liabilities:
Technology license obligations	$10,896	$16,468
Long-term accrued employee compensation	6,551	4,610
Other	7,499	11,115

Other non-current liabilities	$24,946	$32,193

Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) by components are presented in the following tables (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at January 31, 2015	$3,768	$(2,274)	$(1,186)	$308
Other comprehensive income (loss) before reclassifications	(3,360)	(44)	1,296	(2,108)
Amounts reclassified from accumulated other comprehensive income (loss)	(449)	—	67	(382)

Other comprehensive income (loss), net of tax	(3,809)	(44)	1,363	(2,490)

Balance at October 31, 2015	$(41)	$(2,318)	$177	$(2,182)

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Auction Rate Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance at February 1, 2014	$2,534	$(2,871)	$934	$597
Other comprehensive income (loss) before reclassifications	67	448	(1,603)	(1,088)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,119)	—	(1,354)	(2,473)

Other comprehensive income (loss), net of tax	(1,052)	448	(2,957)	(3,561)

Balance at November 1, 2014	$1,482	$(2,423)	$(2,023)	$(2,964)

The amounts reclassified from accumulated other comprehensive income (loss) by components are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
Affected Line Item in the Statement of Operations	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest and other income, net:
Available-for-sale securities:
Marketable securities	$(4)	$264	$449	$1,119
Operating costs and expenses:
Cash flow hedges:
Research and development	545	320	(68)	1,241
Selling and marketing	6	29	(57)	110
General and administrative	51	1	58	3

Total	$598	$614	$382	$2,473

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest and other income, net:
Interest income	$3,932	$2,914	$11,980	$7,838
Net realized gain (loss) on investments	(353)	390	8	1,317
Currency translation gain	1,134	1,667	5,035	981
Other income	86	108	145	9,765
Interest expense	(155)	(315)	(567)	(949)

	$4,644	$4,764	$16,601	$18,952

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

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Numerator:
Net income (loss)	$(57,750)	$115,304	$(815,600)	$353,653

Denominator:
Weighted average shares — basic	504,831	513,859	512,476	510,261
Effect of dilutive securities:
Share-based awards	—	6,048	—	10,048

Weighted average shares — diluted	504,831	519,907	512,476	520,309

Net income (loss) per share:
Basic	$(0.11)	$0.22	$(1.59)	$0.69
Diluted	$(0.11)	$0.22	$(1.59)	$0.68

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

Anti-dilutive potential shares are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Weighted average shares outstanding:
Share-based awards	68,613	29,237	62,825	26,070

Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for the three and nine months ended October 31, 2015 due to the net loss reported in those periods. Anti-dilutive potential shares from share-based awards are excluded from the calculation of diluted earnings per share for all other periods reported above because either their exercise price exceeded the average market price during the period or the share-based awards were determined to be anti-dilutive based on applying the treasury stock method.

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

The notional amounts of outstanding forward contracts were as follows (in thousands):

	Buy Contracts
	October 31, 2015	January 31, 2015
Israeli shekel	$22,027	$51,326

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

The fair value of foreign currency exchange contracts was not significant as of any period presented.

The following table provides information about gains (losses) associated with the Company’s derivative financial instruments (in thousands):

		Amount of Gains (Losses) in Statement of Operations
		Three Months Ended		Nine Months Ended
	Location of Gains (Losses) in Statement of Operations	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Derivatives designated as cash flow hedges:
Forward contracts:	Research and development	$116	$(625)	$(460)	$284
	Selling and marketing	2	(57)	(6)	25
	General and administrative	11	(1)	(34)	(2)

		$129	$(683)	$(500)	$307

The portion of gains (losses) excluded from the assessment of hedge effectiveness are included in interest and other income, net, and these amounts were not material in the three and nine months ended October 31, 2015 and November 1, 2014. In addition, realized losses from forward contracts that are not designated as hedging instruments that are included in interest and other income, net, were not material in the three and nine months ended October 31, 2015 and November 1, 2014. The Company also reports hedge ineffectiveness from derivative financial instruments in current earnings, which was not material in the three and nine months ended October 31, 2015 and November 1, 2014. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

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

The Company’s Level 1 assets include institutional money-market funds that are classified as cash equivalents and marketable investments in U.S. government and agency debt, which are valued primarily using quoted market prices. The Company’s Level 2 assets include its marketable investments in time deposits, corporate debt securities, foreign government and agency debt, municipal debt securities and asset backed securities as the market inputs used to value these instruments consist of market yields, reported trades and broker/dealer quotes, which are corroborated with observable market data. In addition, forward contracts, and the severance pay fund are classified as Level 2 assets as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company’s investments in auction rate securities are classified as Level 3 assets because there are currently no active markets for the auction rate securities and consequently the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities are valued using a discounted cash flow model. Some of the inputs to the discounted cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 0.2% of total assets as of October 31, 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables below set forth, by level, the Company’s assets and liabilities that are measured at fair value on a recurring basis. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	October 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. government and agency debt	$4,998	$—	$—	$4,998
Money market funds	33,263	—	—	33,263
Time deposits	—	207,219	—	207,219
Corporate debt securities	—	49,245	—	49,245
Short-term investments:
U.S. government and agency debt	378,696	—	—	378,696
Corporate debt securities	—	880,073	—	880,073
Asset backed securities	—	89,672	—	89,672
Foreign government and agency debt	—	21,902	—	21,902
Municipal debt securities	—	36,356	—	36,356
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	173	—	173
Long-term investments:
Auction rate securities	—	—	10,182	10,182
Other non-current assets:
Severance pay fund	—	1,081	—	1,081

Total assets	$416,957	$1,285,721	$10,182	$1,712,860

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$37	$—	$37

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$111,286	$—	$—	$111,286
Time deposits	—	213,012	—	213,012
Corporate debt securities	—	21,999	—	21,999
Short-term investments:
U.S. government and agency debt	179,156	—	—	179,156
Corporate debt securities	—	986,317	—	986,317
Asset backed securities	—	91,531	—	91,531
Foreign government and agency debt	—	28,110	—	28,110
Municipal debt securities	—	33,464	—	33,464
Prepaid expenses and other current assets:
Foreign currency forward contracts	—	124	—	124
Long-term investments:
Auction rate securities	—	—	10,226	10,226
Other non-current assets:
Severance pay fund	—	1,758	—	1,758

Total assets	$290,442	$1,376,315	$10,226	$1,676,983

Liabilities
Accrued liabilities:
Foreign currency forward contracts	$—	$1,379	$—	$1,379

The following table summarizes the change in fair value for Level 3 assets (in thousands):

	Nine Months Ended
	October 31,	November 1,
	2015	2014
Beginning balance	$10,226	$16,279
Sales and redemptions	—	(3,650)
Transfer Out	—	(3,000)
Unrealized losses included in accumulated other comprehensive income	(44)	448

Ending balance	$10,182	$10,077

In November 2014, the Company received notification by the issuer of a mandatory full call of an auction rate security to be redeemed at par value and as a result, the security was classified within Level 2 based on the issuer’s quoted price. Subsequently, the auction rate security was fully redeemed before the end of fiscal 2015.

Note 7. Goodwill and Acquired Intangible Assets, Net

Goodwill

The Company has identified that its business operates as a single operating segment with two components (Storage, and Smart Networked Devices and Solutions) that it has concluded can be aggregated into a single reporting unit for which it obtained an independent valuation to complete a step one assessment for goodwill impairment. In October 2015, the Company performed an impairment assessment for testing goodwill due to certain events and circumstances management considered could be indicators of potential impairment, which included the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) panel’s decision in August 2015 related to the CMU litigation (see “Note 10 – Commitments and Contingencies), the Company’s decision to significantly restructure its mobile platform business announced in September 2015 (see “Note 8 – Restructuring and Other Related Charges”) and a significant decline in the Company’s stock price during fiscal 2016. Based on the assessment, the Company concluded there was no impairment of its goodwill as of October 31, 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Intangible Assets, Net

The carrying amounts of acquired intangible assets, net, are as follows (in thousands):

		October 31, 2015			January 31, 2015
	Range of Useful Lives	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization and Write-Offs	Net Carrying Amounts
Purchased and core technology	4 - 8 years	$36,348	$(21,203)	$15,145	$36,348	$(16,107)	$20,241
Trade names	5 years	1,300	(1,300)	—	1,300	(828)	472
Customer intangibles	5 - 7 years	28,600	(22,788)	5,812	28,600	(18,615)	9,985

Total intangible assets, net		$66,248	$(45,291)	$20,957	$66,248	$(35,550)	$30,698

In the three months ended October 31, 2015, the Company recorded charges of $0.3 million to write-off core technology due to its decision to discontinue the related development project and $0.3 million to write-off a trade name it no longer intends to market.

Based on the identified intangible assets recorded at October 31, 2015, the future amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
Remainder of fiscal 2016	$2,947
2017	10,642
2018	5,508
2019	1,860
2020 and thereafter	—

$20,957

Note 8. Restructuring and Other Related Charges

The following table provides a summary of restructuring and other related charges as presented in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Cost of goods sold	$10,285	$—	$10,285	$—
Restructuring and other related charges	35,270	1,202	48,862	7,025
Write-off of acquired intangible assets	—	—	—	3,386

	$45,555	$1,202	$59,147	$10,411

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents details of charges recorded by the Company related to the restructuring actions described below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Severance and related costs	$28,773	$72	$40,478	$5,107
Facilities and related costs	657	1,117	882	1,815
Other exit-related costs	1,855	13	2,044	86

	31,285	1,202	43,404	7,008
Impairment and write-off of assets:
Inventory	8,046	—	8,046	—
Technology license	1,250	—	1,250	—
Equipment and other	4,974	—	6,447	17
Acquired intangible asset	—	—	—	3,386

	$45,555	$1,202	$59,147	$10,411

The Company recorded $45.6 million and $59.1 million in the three and nine months ended October 31, 2015, respectively, in connection with restructuring and other related charges as described in the following paragraphs:

In September 2015, the Company announced a significant restructuring of its mobile platform business in order to focus the mobile product line on more profitable opportunities and align its expenses with corporate targets. The Company began implementing actions to significantly downsize the mobile platform organization to refocus its technology to other emerging opportunities, but it will continue its commitment to wireless connectivity such as WiFi and other wireless standards. As a result of these actions, the Company recorded a $41.5 million charge in the three months ended October 31, 2015, that included severance benefits for 778 employees who were notified of their termination, a loss on early contract termination, the impairment of technology licenses and certain equipment, and the write down of inventory. The majority of the affected employees departed by October 31, 2015 and the remaining departed before the end of fiscal 2016. Total charges for the nine months ended October 31, 2015 related to this restructuring were $55.4 million.

The Company expects to complete remaining actions, including the finalization of certain additional related activities, within the first half of fiscal 2017 and will incur additional charges of approximately $5 million. As a result, total restructuring and other related charges will be lower than the original estimate of $100 million to $130 million primarily due to the Company’s decision to retain approximately 140 more mobile employees to support the remaining mobile business than it originally anticipated and certain equipment planned for disposal was subsequently determined to have alternative use. The Company also decided to offer retention bonuses to another 128 mobile employees to remain through the ramp down of certain operations. Their benefit packages will be recognized ratably over the employees’ remaining service periods through the first half of fiscal 2017.

In May 2015, the Company decided to further reduce its research and development operations in Israel and close certain other design centers, primarily located in Europe and the U.S. in connection with its ongoing effort to streamline its business. As a result, the Company recorded a $3.8 million charge primarily for severance related to the termination of an additional 44 employees who were notified of their termination in the three months ended October 31, 2015. Cumulative charges for the nine months ended October 31, 2015 were $15.7 million for severance and a lease obligation related to a facility that was vacated in July 2015. Although the majority of the affected employees departed immediately, certain employees remained through the end of calendar 2015 to facilitate the transfer of ongoing operations to other major sites and remaining charges were not material. Before the end of fiscal 2016, substantially all of the activities associated with these actions were completed and all affected employees had departed.

In March 2015, the Company exercised the early buyout option under an operating lease for corporate equipment that it had planned to sell as part of a cost reduction action. The Company actively sought a buyer and classified the equipment as held for sale included in prepaid and current assets on the unaudited condensed consolidated balance sheet. It also ceased depreciation on the asset and measured its carrying value at the lower of net book value or fair value (less cost to sell). In October 2015, the Company sold the corporate equipment for net proceeds of $9.3 million, which approximated the carrying value and resulted in no gain or loss recognized in the three months ended October 31, 2015 upon the sale of the asset.

During the three and nine months ended October 31, 2015, the Company also continued to make payments and incur ongoing operating expenses related to vacated facilities under previous restructure actions.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth a reconciliation of the beginning and ending restructuring liability balances by each major type of costs associated with the restructuring charges (in thousands):

	Severance and Related Costs	Facilities and Related Costs	Other Exit-Related Costs	Total
Balance at January 31, 2015	$—	$1,339	$3,230	$4,569
Restructuring charges	40,478	882	2,140	43,500
Net cash payments	(15,558)	(902)	(3,726)	(20,186)
Exchange rate adjustment	(16)	(80)	—	(96)

Balance at October 31, 2015	$24,904	$1,239	$1,644	$27,787

During the nine months ended October 31, 2015, the Company paid severance and related costs to a total 1088 employees who departed in the third quarter of fiscal 2016 as part of the restructuring actions described above. The remaining severance balance at October 31, 2015 is expected to be paid within the first half of fiscal 2017. The balance at October 31, 2015 for facility and related costs includes remaining payments under lease obligations related to vacated space that are expected to be paid through fiscal 2018.

Note 9. Income Tax

The income tax expense for the three months ended October 31, 2015 was primarily due to current income tax liability of $1.5 million, a $1.1 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction and $0.7 million of interest on unrecognized tax benefits. The income tax expense for the nine months ended October 31, 2015 was primarily due to current income tax liability of $21.0 million, $7.8 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction and an additional tax provision of $3.1 million related to a $15.4 million payment to the Company’s former Chief Executive Officer (see “Note 13 – Related Party Transaction”). These tax expenses for the nine months ended October 31, 2015 were partially offset by tax benefits of $14.0 million from a net reduction in unrecognized tax benefits, which primarily arose from the expiration of statutes of limitation and the settlement of tax audits in non-U.S. jurisdictions, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns.

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

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $18.5 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining returns. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material effect on its results at this time.

The Company operates under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $1.8 million and $6.7 million for the three and nine months ended October 31, 2015, respectively, and $1.8 million and $12.3 million for the three and nine months ended November 1, 2014, respectively. The benefit of the tax incentives on net loss per share was less than $0.01 per share for the three months ended October 31, 2015 and $0.01 per share for the nine months ended October 31, 2015, compared to a benefit on net income of less than $0.01 per share for the three months ended November 1, 2014 and $0.02 per share for the nine months ended November 1, 2014.

The Company’s principal source of liquidity as of October 31, 2015 consisted of approximately $2.3 billion of cash, cash equivalents and short-term investments, of which approximately $750 million was held by foreign subsidiaries (outside Bermuda). Approximately $650 million of this amount held by foreign subsidiaries is related to undistributed earnings, most of which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. The Company plans to use such amounts to fund various activities outside of Bermuda including working capital requirements, capital

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, the Company would incur a tax expense of approximately $190 million.

Note 10. Commitments and Contingencies

Purchase Commitments

Under the Company’s manufacturing relationships with its foundry partners, cancellation of all outstanding purchase orders are allowed, but requires payment of all costs and expenses incurred through the date of cancellation. As of October 31, 2015, these foundries had incurred approximately $125.8 million of manufacturing costs and expenses relating to the Company’s outstanding purchase orders.

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

As of October 31, 2015, the Company has an accrued litigation balance of $738.7 million related to certain legal proceedings described below. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss or estimate a range of possible loss.

Carnegie Mellon University Litigation. On March 6, 2009, CMU filed a complaint in the U.S. District Court for the Western District of Pennsylvania (“W.D. of Pennsylvania”). CMU has asserted U.S. Patent Nos. 6,201,839 and 6,438,180 (collectively, the “CMU patents in suit”), which relate to read-channel integrated circuit devices and the hard disk drive (“HDD”) incorporating such devices. A jury trial began on November 26, 2012. On December 26, 2012, a jury delivered a verdict that found the CMU patents in suit were literally and willfully infringed and valid, and awarded past damages in the amount of $1.17 billion. Based on post-trial motions and decisions, the W.D. of Pennsylvania calculated the damages including enhancement to total approximately $1.54 billion, and held that, under its decision, CMU is entitled to post judgment interest and an ongoing royalty. On May 7, 2014, the W.D. of Pennsylvania entered final judgment, from which the Company filed a notice of appeal on May 14, 2014. On August 4, 2015, the W.D. of Pennsylvania in a three-judge panel issued an opinion affirming in part, reversing in part, and vacating and remanding in part. On February 16, 2016, the Company and CMU entered into a Settlement Agreement and Patent License pursuant to which the Company has agreed to pay an aggregate of $750 million, without any ongoing royalty payments, to CMU and the parties have agreed to mutually acceptable release, license and covenant not to sue provisions. Please see “Note 15 – Subsequent Events” for additional information on the effect of the settlement in the Company’s unaudited condensed consolidated financial statements for fiscal 2016. The Company expects the action to be finally dismissed in the third quarter of fiscal 2017, approximately 6 months after payment of the full amount of the settlement payment. In connection with the settlement, the primary supersedeas bond that the Company entered into in connection with this litigation was reduced to $439 million and the secondary bond, which is secured, was adjusted to $311 million. All of the Company’s obligations under both bonds were discharged pursuant to an order releasing supersedeas bonds on April 21, 2016. Any bond specific indemnity agreement will be terminated and released upon final dismissal of the action.

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

On November 14, 2014, the Company filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by the Company’s campus located in Santa Clara, California, which has a carrying value of $134.6 million at October 31, 2015.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11. Shareholders’ Equity

Stock Plans

Stock option activity under the Company’s stock option and stock incentive plans is included in the following table (in thousands, except per share amounts):

	Time-Based Options		Market-Based Options		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at January 31, 2015	47,140	$13.79	2,232	$15.43	49,372	$13.88
Granted	6,099	$14.20	—	$—	6,099	$14.20
Exercised	(2,098)	$9.96	—	$—	(2,098)	$9.96
Canceled/Forfeited	(7,301)	$15.98	(39)	$15.43	(7,340)	$15.98

Balance at October 31, 2015	43,840	$13.67	2,193	$15.43	46,033	$13.75

Vested or expected to vest at October 31, 2015	41,230	$13.67

Exercisable at October 31, 2015	22,814	$14.26

For time-based stock options vested and expected to vest at October 31, 2015, the aggregate intrinsic value was $4.7 million and the weighted average remaining contractual term was 5.9 years. For time-based stock options exercisable at October 31, 2015, the aggregate intrinsic value was $4.7 million and the weighted average remaining contractual term was 4.0 years. The aggregate intrinsic value of stock options exercised during the three months ended October 31, 2015 and November 1, 2014 was $0.7 million and $1.5 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended October 31, 2015 and November 1, 2014 was $9.5 million and $15.1 million, respectively. There was no aggregate intrinsic value for market-based stock options at October 31, 2015 and the weighted average remaining contractual term of market-based stock options expected to reach the end of the vesting period at October 31, 2015 was 5.5 years. The Company’s closing stock price of $8.21 as reported on the NASDAQ Global Select Market for all in-the-money options as of October 30, 2015 was used to calculate the aggregate intrinsic value.

As of October 31, 2015, the unamortized compensation expense for time-based stock options was $47.0 million and market-based stock options were fully amortized in fiscal 2015. The unamortized compensation expense for time-based stock options will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 2.2 years.

Activity related to the non-vested portion of the restricted stock units is included in the following table (in thousands, except for share prices):

	Time-Based		Performance-Based		Market-Based		Total
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 31, 2015	9,748	$14.84	1,254	$14.99			11,002	$14.85
Granted	5,012	$13.56	669	$14.08	407	$12.24	6,088	$13.53
Vested	(4,910)	$15.13	(659)	$15.15	—	$—	(5,569)	$15.13
Canceled/Forfeited	(1,369)	$13.98	(252)	$14.41	(54)	$12.24	(1,675)	$13.99

Balance at October 31, 2015	8,481	$14.05	1,012	$14.43	353	$12.24	9,846	$14.02

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

In connection with the performance-based equity awards granted in fiscal 2015 to each of the Company’s executive officers, a total of 478,001 shares vested on April 1, 2015 in connection with the first performance period completed at the end of fiscal 2015. Of this amount, an additional 107,954 shares are included as granted in the table above for the nine months ended October 31, 2015 since each executive officer achieved greater than their target shares for one of the financial performance goals. The amount of canceled shares reported in the table above includes the portion of unvested shares that were not earned since performance objectives for each executive officer’s other financial and strategic performance goals were not fully achieved. During the first quarter of fiscal 2016, the Company determined the performance goals established for the second performance period to be completed at the end of fiscal 2016 would not be achieved and adjusted the related share-based compensation expense accordingly. As of October 31, 2015, the Company determined it was still not probable these performance goals would be achieved.

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

The aggregate intrinsic value of restricted stock units expected to vest as of October 31, 2015 was $75.8 million. The number of restricted stock units that are expected to vest is 9.2 million shares. As of October 31, 2015, unamortized compensation expense related to restricted stock units was $74.4 million. The unamortized compensation expense for restricted stock units will be amortized on a straight-line basis and is expected to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan

During the three months ended October 31, 2015 and November 1, 2014, the Company issued no shares under the 2000 Employee Stock Purchase Plan, as amended and restated (the “ESPP”). A total of 3.2 million shares were issued at a weighted average price of $11.88 per share in the nine months ended October 31, 2015 and a total of 5.2 million shares were issued at a weighted average price of $7.58 per share in the nine months ended November 1, 2014 under the ESPP. As of October 31, 2015, there was $33.4 million of unrecognized compensation expense related to the ESPP.

Share Repurchase Program

The Company repurchased 3.7 million of its common shares for $45.6 million in cash during the three months ended October 31, 2015 and 19.7 million of its common shares for $260.9 million during the nine months ended October 31, 2015. During the three and nine months ended November 1, 2014, the Company repurchased 3.7 million of its common shares for $45.0 million. The repurchased shares are retired immediately after the repurchases are completed. The Company records all repurchases, as well as investment purchases and sales, based on their trade date. As of October 31, 2015, a total of 241.6 million cumulative shares have been repurchased under the Company’s share repurchase program for a total $3.1 billion in cash and there was $182.6 million remaining available for future share repurchases. The Company has made no subsequent share repurchases since August 24, 2015.

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Dividends

The Company paid the following cash dividends (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Cash dividend per share	$0.06	$0.06	$0.18	$0.18

Total payment to shareholders	$30,270	$30,867	$92,374	$91,859

On December 7, 2015, the Company announced that its board of directors declared a cash dividend of $0.06 per share that was paid on December 29, 2015 to shareholders of record as of December 16, 2015. The Company subsequently announced that its board of directors declared a quarterly cash dividend of $0.06 per share that was paid in April 2016 and on May 18, 2016, it announced that its board of directors declared a cash dividend of $0.06 per share to be paid on July 12, 2016 to shareholders of record as of June 14, 2016.

Note 12. Share-Based Compensation

The following table presents details of share-based compensation expenses by functional line item (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Cost of goods sold	$2,495	$1,934	$6,054	$5,966
Research and development	22,573	24,198	75,162	68,842
Selling and marketing	2,608	2,855	7,892	8,400
General and administrative	3,789	5,307	12,252	16,075

	$31,465	$34,294	$101,360	$99,283

Share-based compensation capitalized in inventory was $1.3 million at October 31, 2015 and $1.5 million at January 31, 2015.

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

Valuation Assumptions

The following weighted average assumptions were used for each respective period to calculate the fair value of each time-based stock option award on the date of grant using the Black-Scholes valuation model and of each market-based equity award using a Monte Carlo simulation model:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Time-based Stock Options:
Weighted average fair value	$2.82	$3.43	$3.94	$4.35
Expected volatility	43%	34%	34%	35%
Expected term (in years)	5.4	5.0	5.4	5.0
Risk-free interest rate	1.5%	1.7%	1.6%	1.6%
Expected dividend yield	2.3%	1.8%	1.7%	1.6%

MARVELL TECHNOLOGY GROUP LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended
	October 31,	November 1,
	2015	2014
Employee Stock Purchase Plan:
Estimated fair value	$3.78	$4.13
Volatility	31%	32%
Expected term (in years)	1.3	1.3
Risk-free interest rate	0.4%	0.2%
Dividend yield	1.7%	1.6%

Nine Months Ended
October 31,
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

Note 13. Related Party Transaction

On February 25, 2015, the Executive Compensation Committee (“Committee”) of the Company’s Board of Directors approved a cash payment of approximately $15.4 million to Dr. Sehat Sutardja, the Company’s former Chief Executive Officer, which was recorded in the first quarter of fiscal 2016 and is included in general and administrative expense for the nine months ended October 31, 2015. The U.S. Court of Federal Claims ruled against Dr. Sutardja in his legal challenge with the Internal Revenue Service and the California Franchise Tax Board related to the tax treatment of several stock options granted in fiscal 2004. After discussing and evaluating the alternatives to a continuing legal challenge of the court’s determination, the likelihood of success of further appeal by Dr. Sutardja and the potential negative impact on the Company of a continuation of the case regardless of the outcome, on February 25, 2015, the Committee determined to provide Dr. Sutardja with relief from the financial effects of the penalty taxes. Accordingly, the Committee approved the cash payment to Dr. Sutardja equal to the amount of his penalty taxes owed under the Tax Codes, plus accrued interest owed with respect to such liabilities, all grossed-up for income taxes that will be owed by Dr. Sutardja on receipt of such cash payment. The Company paid $8.4 million to Dr. Sutardja in the nine months ended October 31, 2015 representing reimbursement for the U.S. federal tax portion. As of October 31, 2015, the Company had a remaining $7.0 million liability to Dr. Sutardja.

Note 14. Subsequent Events

In April 2016, the employment of Dr. Sehat Sutardja as Chief Executive Officer and Weili Dai as President was terminated by the Company’s Board of Directors. Dr. Sutardja and Ms. Dai remain on the Board of Directors at this time. The Board of Directors then formed an Interim Office of the Chief Executive and has appointed Maya Strelar-Migotti, Executive Vice President of the Smart Networked Devices and Solutions Business Group, and Dr. Pantelis Alexopoulos, Executive Vice President of the Storage Business Group, as Interim Co-Chief Executive Officers, each having the authority to exercise all powers of the Chief Executive Officer. In June 2016, the Board of Directors appointed Matthew J. Murphy to serve as the Company’s President and Chief Executive Officer, effective July 11, 2016. Upon the commencement of Mr. Murphy’s employment, Ms. Strelar-Migotti and Dr. Alexopoulos returned to their roles as Executive Vice Presidents of the Company. The Board subsequently appointed Richard S. Hill, the Chairman of the Board, as the Company’s Interim Principal Executive Officer, to serve in that capacity until the Company files its Quarterly Report on Form 10-Q for the second quarter of fiscal 2017 (“Q217 Form 10-Q”). Mr. Murphy will assume the role of the Company’s principal executive officer immediately following the filing of the Q217 Form 10-Q. Mr. Murphy also joined the Board of Directors on July 11, 2016.

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

The $654.7 million for the mutual release of claims and covenant not to sue provisions is included in the nine months ended October 31, 2015 as a settlement charge in operating expenses since there is no future benefit. Of the $81.3 million license fee, $1.1 million and $80.0 million was recorded in the three and nine months ended October 31, 2015, respectively, as a charge in cost of goods sold for past use of the license with the remaining $1.3 million to be charged to cost of goods sold the remainder of fiscal 2016. Due to the contingent status of the litigation at August 31, 2015 and October 31, 2015, these charges were recorded in the fiscal 2016 second and third quarters since those unaudited condensed consolidated financial statements had not been filed with the Securities and Exchange Commission at the time the settlement was reached.

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

Overview

We are a fabless semiconductor provider of high-performance application-specific standard products. Our core strength of expertise is the development of complex System-on-a-Chip (“SoC”) and System-in-a-Package devices, leveraging our extensive technology portfolio of intellectual property in the areas of analog, mixed-signal, digital signal processing, and embedded and standalone integrated circuits. The majority of our product portfolio leverages embedded central processing unit technology. We also develop platforms that we define as integrated hardware along with software that incorporates digital computing technologies designed and configured to provide an optimized computing solution. Our broad product portfolio includes devices for data storage, enterprise-class Ethernet data switching, Ethernet physical-layer transceivers, wireless connectivity, Internet-of-Things (“IoT”) devices and multimedia solutions. We were incorporated in Bermuda in January 1995.

We continued to experience declining revenues through the first nine months of fiscal 2016, as we saw weaker demand from our HDD customers in the storage end market who have faced continued challenges due to the declining growth in PC unit shipments. The storage market softness was compounded by an increasingly competitive environment in smartphones. As a result, net revenue in the nine months ended October 31, 2015 of $2.1 billion was down 26% compared to net revenue of $2.8 billion in the nine months ended November 1, 2014. Revenue from products for the storage end market declined 30% in the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014. In addition, we saw lower revenue from products for the mobile and wireless end markets, which declined 27% in the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014.

In the first nine months of fiscal 2016, we reported a net loss of $811.8 million, primarily due to a $734.7 million charge in connection with the settlement that was reached in the CMU patent litigation in February 2016 (see “Note 10 – Commitments and Contingencies” and “Note 14 – Subsequent Events” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q). In connection with the settlement, we expect to incur additional charges in cost of goods sold over the remaining term of the license through April 2018 for the remaining portion of the settlement allocated to the licensing of intellectual property.

•

In the storage market, we continued to see weak order trends from our HDD customers due to the decline in demand in the PC and notebook market. Our results for our previous fiscal second quarter were affected by “pull-in” activity as described below under the discussion of net revenue for the three and nine months ended October 31, 2015 and November 1, 2014, which had the effect of shifting orders and the associated revenue from our fiscal third quarter to our fiscal second quarter. In our solid state drive (“SSD”) business, we saw stronger-than-anticipated demand as one of our major SSD customers regained momentum, but we saw overall weakness due to slower demand for new products than we anticipated.

•

In the mobile market, we announced plans to significantly downsize the mobile platform organization. In the wireless connectivity market, revenue was in-line with expectations as increased demand in smartphones connectivity and video streaming were offset by lower notebook and gaming console sales. Our wireless microcontroller products continue to be designed into a wide variety of applications.

•

In the networking business, revenue came in weaker than expected and declined sequentially, mainly due to continued soft demand from enterprise customers. We continue to focus on our core networking technologies for switches, PHYs and embedded networking processors. We have secured multiple new design wins at tier 1 enterprise and cloud/datacenter customers.

Our cost of goods sold was lower in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, due to overall lower revenues primarily for our storage, mobile and wireless, and networking products, partially offset by a charge related to the CMU litigation settlement and higher inventory write downs as described below.

Our cost of goods sold as a percentage of revenue was higher in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, primarily due to a shift in the mix of our revenue toward products with higher average cost of goods sold, a $80.0 million charge related to the litigation settlement reached with CMU in February 2016 (see “Note 14- Subsequent Events” in the Notes to the Unaudited Condensed Consolidated Financial Statements) and higher inventory write downs related to the mobile platform business (see “Note 8 – Restructuring and Other Related Charges” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

We believe our financial position is strong and we remain committed to deliver shareholder value through our share repurchase and dividend programs.

•	Our cash, cash equivalents and short-term investments were $2.3 billion at October 31, 2015.

•	We generated cash flow from operations of $152.0 million through the third quarter of fiscal 2016.

•	We paid cash dividends of $0.06 per share for a total of $30.3 million during the third quarter of fiscal 2016.

•	We repurchased 3.7 million of our common shares for $45.6 million in the third quarter of fiscal 2016.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Net revenue from one customer was 14% and 18% for the three and nine months ended October 31, 2015, respectively, compared to 20% and 19% for the same customer in the three and nine months ended November 1, 2014. Net revenue from a second customer was 11% and 13% of total net revenue for the three and nine months ended October 31, 2105 compared to 14% and 12% for the same customer in the three and nine months ended November 1, 2014. In addition, a third customer accounted for 13% of net revenue in the three months ended October 31, 2015. Although no revenue from a single distributor represented 10% or more of total net revenue for the three and nine months ended October 31, 2015 or the three months ended November 1, 2014, we had revenue from one distributor representing 11% of total net revenue for the nine months ended November 1, 2014. We continuously monitor the creditworthiness of our distributors and believe these distributors’ sales to diverse end customers and geographies further serve to mitigate our exposure to credit risk.

Most of our sales are made to customers located outside of the United States, primarily in Asia. Sales to customers located in Asia represented 96% of our net revenue for both the three and nine months ended October 31, 2015, compared to 97% and 96% of our net revenue for the three and nine months ended November 1, 2014, respectively. Because many manufacturers and manufacturing subcontractors of our customers are located in Asia, we expect that most of our net revenue will continue to be represented by sales to our customers in that region.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. For a description of our critical accounting policies and estimates, please see below and refer to the “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 31, 2015.

Goodwill. We record goodwill when the consideration paid for a business acquisition exceeds the fair value of net tangible and intangible assets acquired. We review goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have identified that our business operates as a single operating segment which can further be divided into two components; Storage, and Smart Networked Devices and Solutions. Management concluded that goodwill is recoverable from these two components working jointly due to a fact pattern demonstrating significant sharing of assets, corporate resources, and benefits from common research and development. The two components also exhibit similar economic characteristics. Accordingly, management concluded that these two components should be aggregated into a single reporting unit for purposes of testing goodwill impairment.

When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors we consider important which could trigger a goodwill impairment review include;

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

If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we note multiple qualitative factors indicating potential impairment, then a two-step quantitative impairment test is performed. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses a weighting of the income method and the market method to estimate a reporting unit’s fair value. The income method is based on a discounted future cash flow approach that uses the following assumptions and inputs: revenue based on assumed market segment growth rates and our assumed market segment share, estimated costs, and appropriate discount rates based on our weighted average cost of capital as determined by considering the observable weighted average cost of capital of comparable companies. The market method is based on quoted prices of our shares as well as an implied control premium (the excess of the reporting unit’s fair value over Marvell’s market capitalization). We evaluate the control premium by comparing it to observable control premiums from recent comparable market acquisition transactions.

The second step of the process is only performed if a potential impairment exists, and it involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying value of goodwill. If the carrying value of goodwill were to exceed its implied fair value, then the Company will record a charge for the amount of impairment in the fiscal quarter in which the determination is made.

On the last day of the third quarter of fiscal 2016, the Company performed an impairment assessment for testing goodwill due to certain events and circumstances management considered could be factors that could trigger a goodwill impairment. These factors included the Federal Circuit panel’s decision in August 2015 related to the CMU litigation (see “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q), the Company’s decision to significantly restructure its mobile platform business announced in September 2015 (see “Note 8 – Restructuring and Other Related Charges”) and a significant decline in the Company’s stock price during fiscal 2016. Our goodwill impairment analysis did not result in any impairment charges. The excess of fair value over carrying amount for our reporting unit approximated 36% of its carrying amount. Our annual goodwill impairment analysis, which we performed as of the last day of the fourth quarter of fiscal 2016, also did not result in any impairment charges since the excess of fair value over carrying amount for our reporting unit approximated 41% of its carrying amount.

Results of Operations

The following table sets forth information derived from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	56.2	48.9	56.5	50.1
Research and development	37.4	31.0	38.8	30.7
Selling and marketing	4.5	3.7	4.6	3.7
General and administrative	4.9	3.5	5.2	3.3
Carnegie Mellon University litigation settlement	—	—	31.0	—
Restructuring and other related charges	5.2	0.1	2.3	0.2
Amortization and write-off of acquired intangible assets	0.6	0.4	0.4	0.5

Total operating costs and expenses	108.8	87.6	138.8	88.5

Operating income (loss)	(8.8)	12.4	(38.8)	11.5
Interest and other income, net	0.7	0.5	0.8	0.7

Income (loss) before income taxes	(8.1)	12.9	(38.0)	12.2
Provision (benefit) for income taxes	0.5	0.5	0.7	(0.2)

Net income (loss)	(8.6)%	12.4%	(38.7)%	12.4%

Three and nine months ended October 31, 2015 and November 1, 2014

Net Revenue

	Three Months Ended			Nine Months Ended
	October 31, 2015	November 1, 2014	% Change	October 31, 2015	November 1, 2014	% Change
	(in thousands, except percentage)
Net revenue	$674,890	$930,136	(27.4)%	$2,109,670	$2,849,511	(26.0)%

Net revenue for the three and nine months ended October 31, 2015 decreased by $255.2 million and $739.8 million, respectively, compared to the three and nine months ended November 1, 2014 due to overall lower sales primarily for our storage, mobile and wireless, and networking products. The decrease in net revenue was particularly affected by lower sales of products for the storage market due to lower demand for our HDD products as a result of the overall market decline in the PC and notebook markets, combined with slower than anticipated demand for sale of our SSD products. Our networking revenue also declined in the three and nine months ended October 31, 2015 compared to the three and nine months ended November 1, 2014 from lower demand for enterprise switches and routers.

From time to time during fiscal 2016, our customers agreed to take shipments in an earlier fiscal quarter than the fiscal quarter they originally requested delivery. When such agreement would not have occurred but for the request made by Marvell, we refer to such transactions internally as “pull-ins.” Pull-in sales increased compared to historical levels beginning in the fourth quarter of fiscal 2015 and returned to historical levels in the third quarter of fiscal 2016. Net revenue in fiscal 2016 related to pull-in sales for shipments taken early by our customers were approximately 9% and 11% of net revenue in the first and second quarters of fiscal 2016, respectively, and declined to less than 1% of net revenue in the third quarter of fiscal 2016. This compares to net revenue in fiscal 2015 related to pull-in sales for shipments taken early by our customers, which were less than 1% in each of the first and second quarters and 1% in the third quarter of fiscal 2015. Customer concessions related to these pull-in transactions, if any, were recorded in the same period in which the revenue was recognized. Beginning in fiscal 2017, our policy is not to engage in pull-in transactions and we therefore do not expect them to have any meaningful impact on our net revenue in future periods.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	October 31, 2015	November 1, 2014	% Change	October 31, 2015	November 1, 2014	% Change
	(in thousands, except percentage)
Cost of goods sold	$379,254	$454,974	(16.6)%	$1,192,126	$1,426,575	(16.4)%
% of net revenue	56.2%	48.9%		56.5%	50.1%

Cost of goods sold for the three and nine months ended October 31, 2015 was lower in the three and nine months ended October 31, 2015 compared to the three and nine months ended November 1, 2014, due to overall lower revenues primarily from our storage, mobile and wireless, and networking products. Our cost of goods sold as a percentage of revenue was higher in the three and nine months ended October 31, 2015 compared to the three and nine months ended November 1, 2014, primarily due to a shift in the mix of our revenue toward products with higher average cost of goods sold. Cost of goods sold also includes charges of $1.1 million and $80.0 million in the three and nine months ended October 31, 2015, respectively, related to the litigation settlement reached with CMU in February 2016 (see “Note 14- Subsequent Events” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q), as well as higher inventory write downs due to lower than expected demand for our mobile related product. Our cost of goods sold as a percentage of net revenue may fluctuate in future periods due to, among other things, changes in the mix of products sold; the timing of production ramps of new products; increased pricing pressures from our customers and competitors, particularly in the consumer product markets that we are targeting; charges for obsolete or potentially excess inventory; changes in the costs charged by our foundry, assembly and test subcontractors; product warranty costs; changes in commodity prices such as gold; and the margin profiles of our new product introductions.

Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)
Cost of goods sold	$2,495	$1,934	$6,054	$5,966
Research and development	22,573	24,198	75,162	68,842
Selling and marketing	2,608	2,855	7,892	8,400
General and administrative	3,789	5,307	12,252	16,075

	$31,465	$34,294	$101,360	$99,283

Share-based compensation expense in the three months ended October 31, 2015 decreased by $2.8 million compared to the three months ended November 1, 2014 while share-based compensation expense in the nine months ended October 31, 2015 increased by $2.1 million compared to the nine months ended November 1, 2014. The increase in share-based compensation expense in the nine months ended October 31, 2015 was attributable to more restricted stock awards included in fiscal 2016 than in fiscal 2015 combined with the effect of lower share-based compensation expense in fiscal 2015 from the reversal of previously recognized expense associated with unvested equity awards that were cancelled as a result of the resignation in February 2014 of our former Chief Technology Officer. No such credit was reflected in the share-based compensation expense for the nine months ended October 31, 2015. Despite the increase in share-based compensation expense in the nine months ended October 31, 2015, share-based compensation expense in both the three and nine months ended October 31, 2015 reflects decreases due to the reversal of previously recognized expense associated with unvested equity awards that were cancelled as a result of the termination of employees affected by the restructuring of our mobile platform business. In addition, the financial goals related to performance-based equity awards granted in fiscal 2016 to our executive officers are not expected to be achieved and the related share-based compensation expense was adjusted accordingly.

Restructuring and Other Related Charges

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)
Cost of goods sold	$10,285	$—	$10,285	$—
Restructuring and other related charges	35,270	1,202	48,862	7,025
Write-off of acquired intangible assets	—	—	—	3,386

	$45,555	$1,202	$59,147	$10,411

We recorded a total $45.6 million and $59.1 million in the three and nine months ended October 31, 2015, respectively in connection with restructuring and other related charges. The charges primarily related to the restructuring of our mobile platform business announced in September 2015 and include severance, other exit-related costs, the impairment of certain equipment and other assets, as well as the write down of inventory. In addition, we incurred additional charges in connection with our ongoing effort to streamline our business. See “Note 8 – Restructuring and Other Related Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Research and Development

	Three Months Ended			Nine Months Ended
	October 31, 2015	November 1, 2014	% Change	October 31, 2015	November 1, 2014	% Change
	(in thousands, except percentage)
Research and development	$252,502	$288,348	(12.4)%	$818,257	$873,381	(6.3)%
% of net revenue	37.4%	31.0%		38.8%	30.7%

Research and development expense decreased by $35.8 million for the three months ended October 31, 2015 compared to the three months ended November 1, 2014. The decrease was attributable to $18.3 million of lower personnel-related costs due to headcount reductions that occurred in Israel and certain other locations in connection with our efforts to streamline our operations in fiscal 2015 and the first half of fiscal 2016, combined with lower costs of $8.6 million for third-party vendor and non-recurring engineering services, and lower costs for professional service of $2.7 million. The decrease also reflects a reduction in depreciation and amortization expense of $5.2 million as certain equipment has become fully amortized.

Research and development expense decreased by $55.1 million for the nine months ended October 31, 2015 compared to the nine months ended November 1, 2014. The decrease was attributable to approximately $29.5 million of lower personnel-related costs due to headcount reductions in Israel and certain other locations in connection with our efforts to streamline our operations in the fiscal 2015 and in the first half of fiscal 2016, combined with a reduction in depreciation expense of $12.3 million, lower costs for third-party vendor and non-recurring services of $11.3 million, and lower costs for professional services of $5.0 million.

Selling and Marketing

	Three Months Ended			Nine Months Ended
	October 31, 2015	November 1, 2014	% Change	October 31, 2015	November 1, 2014	% Change
	(in thousands, except percentage)
Selling and marketing	$30,582	$34,410	(11.1)%	$97,597	$106,717	(8.5)%
% of net revenue	4.5%	3.7%		4.6%	3.7%

Selling and marketing expense decreased by $3.8 million and $9.1 million for the three and nine months ended October 31, 2015, respectively, compared to the three and nine months ended November 1, 2014. The decreases were attributable to approximately $1.7 million and $7.0 million of lower personnel-related costs due to lower headcount for the three and nine months ended October 31, 2015, respectively. The decrease also reflected decreases of $0.8 million and $1.0 million from lower sales commissions due to lower sales for the three and nine months ended October 31, 2015, respectively. These decreases were partially offset by increases in marketing communications expenses of $0.4 million and $2.5 million in the three and nine months ended October 31, 2015, respectively.

General and Administrative

	Three Months Ended			Nine Months Ended
	October 31, 2015	November 1, 2014	% Change	October 31, 2015	November 1, 2014	% Change
	(in thousands, except percentage)
General and administrative	$33,206	$32,358	2.6%	$108,884	$93,535	16.4%
% of net revenue	4.9%	3.5%		5.2%	3.3%

General and administrative expense increased by $0.8 million and $15.4 million for the three and nine months ended October 31, 2015, respectively, compared to the three and nine months ended November 1, 2014. The increase in the three months ended October 31, 2015 was attributable to $1.7 million of higher legal expenses primarily due to the independent investigation undertaken by the Company’s Audit Committee of certain accounting and internal control matters that began in the second quarter of fiscal 2016, $0.5 million of higher costs for the surety bond related to CMU. These increases were partially offset by $1.8 million of lower personnel-related costs due to lower headcount in the three months ended October 31, 2015.

The increase in general and administrative expense for the nine months ended October 31, 2015 includes a $15.4 million payment due to our former Chief Executive Officer (see “Note 13 – Related Party Transactions” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q) and $7.1 million related to resolution of litigation matters. The increases were partially offset by $6.3 million of lower personnel-related costs due to lower headcount in the nine months ended October 31, 2015.

Carnegie Mellon University Litigation Settlement

	Nine Months Ended
	October 31, 2015	November 1, 2014	% Change
	(in thousands, except percentage)
Litigation settlement with Carnegie Mellon University	$654,667	$—	100.0%
% of net revenue	31.0%	—%

In connection with the settlement agreement with CMU for $750 million (see “Note 10 – Commitments and Contingencies: and “Note 14 – Subsequent Events” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q), $654.7 million of the settlement allocated to the mutual release of claims and covenant not to sue was recorded in operating expenses. Of the remaining $95.3 million, $80.0 million was recorded in cost of goods sold in the nine months ended October 31, 2015. The remaining $15.3 million will be recognized in cost of goods sold over the remaining term of the license through April 2018.

Amortization and Write-Off of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	October 31,	November 1,	%	October 31,	November 1,	%
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentage)
Amortization and write-off of acquired intangible assets	$3,150	$3,304	(4.7)%	$8,286	$13,297	(37.7)%
% of net revenue	0.6%	0.4%		0.4%	0.5%

Amortization and write-off of acquired intangible assets decreased by $0.2 million and $5.0 million for the three and nine months ended October 31, 2015, respectively, compared to the three and nine months ended November 1, 2014. The decrease reflects lower amortization expense as certain intangible assets have become fully amortized. Amortization and write-off of acquired intangible assets in the nine months ended October 31, 2015 includes a charge of $0.3 million to write off an existing trade name compared to the nine months ended November 1, 2014, which included a charge of $3.4 million to write off in-process research and development.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	October 31,	November 1,	%	October 31,	November 1,	%
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentage)
Interest and other income, net	$4,644	$4,764	(2.5)%	$16,601	$18,952	(12.4)%
% of net revenue	0.7%	0.5%		0.8%	0.7%

Interest and other income, net, decreased by $0.1 million and $2.4 million for the three and nine months ended October 31, 2015 compared to the three and nine months ended November 1, 2014, respectively. The decrease for the three months ended October 31, 2015 was attributable to net realized losses on investments combined with lower foreign currency gains from the revaluation of our foreign currency denominated tax liabilities at October 31, 2015 compared to November 1, 2014. These decreases were partially offset by higher interest income due to overall higher interest rates despite lower average cash and short-term investment balances in the third quarter of fiscal 2016.

The decrease in the nine months ended October 31, 2015 is due to lower realized gains on investments combined with the effect that a $8.8 million gain from the sale of an investment was included in the nine months ended November 1, 2014, which is not included in the nine months ended October 31, 2015. Despite the overall decrease, interest and other income, net, for the nine months ended October 31, 2015 includes the recognition of higher foreign currency gains from the revaluation of our foreign currency denominated tax liabilities as the U.S. dollar strengthened during the nine months ended October 31, 2015 compared to nine months ended November 1, 2014. In addition, we had higher interest income due to higher interest rates and higher average cash and short-term investment balances in the first nine months of fiscal 2016.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	October 31,	November 1,	%	October 31,	November 1,	%
	2015	2014	Change	2015	2014	Change
	(in thousands, except percentage)
Provision (benefit) for income taxes	$3,320	$5,000	(33.6)%	$13,192	$(5,720)	(330.6)%
% of net revenue	0.5%	0.5%		0.7%	(0.2)%

We had an income tax provision in both the three and nine months ended October 31, 2015, and our effective tax rate was (6.1)% and (1.6)%, respectively. The income tax expense for the three months ended October 31, 2015 was primarily due to current income tax liability of $1.5 million, a $1.1 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction and $0.7 million of interest on unrecognized tax benefits. The income tax expense for the nine months ended October 31, 2015 was primarily due to current income tax liability of $21.0 million, a $7.8 million provision to record a valuation allowance against certain deferred tax assets in a non-U.S. jurisdiction and an additional tax provision of $3.1 million related to a $15.4 million payment to the Company’s former Chief Executive Officer (see “Note 13 – Related Party Transaction” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q). These tax provisions were partially offset by tax benefits of $15.3 million from a net reduction in unrecognized tax benefits, which primarily arose from the expiration of statutes of limitation and the settlement of tax audits in non-U.S. jurisdictions, and true-up adjustments of $4.8 million, primarily related to the filing of tax returns.

We had an effective tax rate of 4.2% in the three months ended November 1, 2014, whereas we had an effective tax rate of 1.6% in the nine months ended November 1, 2014. Our income tax provision for the three months ended November 1, 2014 included the current income tax liability of $4.5 million and a $0.9 million increase in unrecognized tax benefits from interest on unrecognized tax benefits in non-U.S. jurisdictions, which was partially offset by a $0.4 million tax benefit due to a return-to-provision adjustment upon the filing of a tax return in a non-U.S. jurisdiction. The income tax benefit for the nine months ended November 1, 2014 included the current income tax liability of $15.1 million which was offset by tax benefits of $8.9 million from a net reduction in unrecognized tax benefits, $11.5 million from an increase in the net deferred tax assets because of the tax rate change in Singapore and $0.4 million from a return-to-provision adjustment upon the filing of a tax return in a non-U.S. jurisdiction. The net reduction in unrecognized tax benefits arose from the release of $13.2 million due to the expiration of statutes of limitation, which was reduced by a $4.3 million increase in current unrecognized tax benefit estimates in various non-U.S. jurisdictions.

It is reasonably possible that the amount of unrecognized tax benefits could increase or decrease significantly due to changes in tax law in various jurisdictions, new tax audits and changes in the U.S. dollar as compared to foreign currencies within the next 12 months. Excluding these factors, uncertain tax positions may decrease by as much as $18.5 million from the lapse of statutes of limitation in various jurisdictions during the next 12 months. Government tax authorities from several non-U.S. jurisdictions are also examining returns. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material effect on our results at this time.

We operate under tax incentives in certain countries, which may be extended if certain additional requirements are satisfied. The tax incentives are conditional upon meeting certain employment and investment thresholds. The impact of these tax incentives decreased foreign taxes by $1.8 million and $6.7 million for the three and nine months ended October 31, 2015, respectively, and $1.8 million and $12.3 million for the three and nine months ended November 1, 2014, respectively. The benefit of the tax incentives on net loss per share was less than $0.01 per share for the three months ended October 31, 2015 and $0.01 per share for the nine months ended October 31, 2015, compared to a benefit on net income of less than $0.01 per share for the three months ended November 1, 2014 and $0.02 per share for the nine months ended November 1, 2014.

Liquidity and Capital Resources

Our principal source of liquidity as of October 31, 2015 consisted of approximately $2.3 billion of cash, cash equivalents and short-term investments, of which approximately $750 million was held by foreign subsidiaries (outside Bermuda). Approximately $650 million of this amount held by foreign subsidiaries is related to undistributed earnings, most of which have been indefinitely reinvested outside of Bermuda. These funds are primarily held in China, Israel, the United States and Switzerland. We have plans to use such amounts to fund various activities outside of Bermuda, including working capital requirements, capital expenditures for expansion, funding of future acquisitions or other financing activities. If such funds were needed by the parent company in Bermuda or if the amounts were otherwise no longer considered indefinitely reinvested, we would incur a tax expense of approximately $190 million. We believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to cover our working capital needs, capital expenditures, investment requirements, any declared dividends and commitments for at least the next 12 months, as well as payment of $750 million related to our settlement of the patent litigation with CMU. Our capital requirements will depend on many factors, including our rate of sales growth, market acceptance of our products, costs of securing access to adequate manufacturing capacity, the timing and extent of research and development projects and increases in operating expenses, which are all subject to uncertainty. In addition, we are named as defendants to several litigation actions and an unfavorable outcome in any current litigation could have a material adverse effect on our liquidity, cash flows and results of operations.

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

On December 7, 2015, we announced that our board of directors declared a cash dividend of $0.06 per share to be paid on December 29, 2015 to shareholders of record as of December 16, 2015. We subsequently announced that our board of directors declared an additional quarterly cash dividend of $0.06 per share that was paid in April 2016 and on May 18, 2016, we announced that our board of directors declared a cash dividend of $0.06 per share to be paid on July 12, 2016 to shareholders of record as of June 14, 2016.

Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, the best interests of the Company and our shareholders, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements under Bermuda law and other factors that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. In addition, developments in ongoing litigation could affect the our ability to make a dividend payment on a declared payment date until such time as we can meet statutory requirements under Bermuda law.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $152.0 million for the nine months ended October 31, 2015. The cash inflows from operations for the nine months ended October 31, 2015 were due to $815.6 million of net loss adjusted for $210.1 million of non-cash items and changes in working capital of $757.5 million. The cash inflow from working capital for the nine months ended October 31, 2015 was driven by an increase in accrued liabilities and the accrued litigation settlement with CMU, which was partially offset by a decrease in accrued employee compensation, primarily from the payment of the annual incentive compensation.

Net cash provided by operating activities was $573.5 million for the nine months ended November 1, 2014. The cash inflows from operations for the nine months ended November 1, 2014 were primarily due to $353.7 million of net income adjusted for $181.5 million of non-cash items and changes in working capital of $38.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $136.8 million for the nine months ended October 31, 2015 compared to net cash used in investing activities of $256.8 million for the nine months ended November 1, 2014. For the nine months ended October 31, 2015, net cash used in investing activities was primarily due to purchases of available-for-sale securities of $922.8 million partially offset by sales and maturities of available-for-sale securities of $826.2 million. We also paid $33.4 million for the purchase of property and equipment, $10.2 million for the purchase of equipment previously leased and $6.7 million for the purchase of technology licenses. These payments were partially offset by the receipt of $10.0 million from the sale of equipment held for sale.

Net cash used in investing activities of $256.8 million for the nine months ended November 1, 2014 was primarily due to payment of $48.6 million for the purchase of property and equipment, and $14.5 million for the purchase of technology licenses. These payments were partially offset by the receipt of $13.2 million from the sale of an investment in a privately-held company. In addition to these payments, net cash used in investing activities for the nine months ended November 1, 2014 included net cash outflows from purchases of available-for-sales securities of $784.3 million less the sales and maturities of available-for-sale securities of $578.1 million.

Net Cash Used in Financing Activities

Net cash used in financing activities was $329.2 million for the nine months ended October 31, 2015 compared to net cash used in financing activities of $98.5 million for the nine months ended November 1, 2014. For the nine months ended October 31, 2015, net cash used in financing activities was primarily attributable to payments for the repurchase of our common stock of $260.9 million and payments of our quarterly dividends of $92.4 million. The cash outflow was partially offset by net proceeds of $35.5 million from the issuance of our common shares under our share-based plans less the payment for minimum tax withholding on behalf of employees for net share settlements.

Net cash used in financing activities of $98.5 million for the nine months ended November 1, 2014 was primarily attributable payments of our quarterly dividends of $91.9 million and cash payments of $43.8 million to repurchase our common stock. The cash outflow was partially offset by net proceeds of $45.7 million from the issuance of our common shares under our share-based plans less the payment for minimum tax withholding on behalf of employees for net share settlements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2015, we were not involved in any unconsolidated SPE transactions.

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

On November 14, 2014, we filed a second surety bond for $216 million and filed a commitment letter from the sureties to issue up to an additional $95 million in bonding under certain conditions. The second bond and commitment are secured by our campus located in Santa Clara, California, which has a carrying value of $134.6 million at October 31, 2015.

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

Contractual Obligations

We presented our contractual obligations at January 31, 2015 in our Annual Report on Form 10-K for the fiscal year then ended. There have been no material changes outside the ordinary course of business in those obligations during the three months ended October 31, 2015, other than as noted under the section entitled “Off-Balance Sheet Arrangements” above.

Indemnification Obligations

See “Note 10 – Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our interest rate risk relates primarily to our fixed income short-term investment portfolio as we did not have any outstanding debt as of October 31, 2015. We maintain an investment policy that requires minimum credit ratings, diversification of credit risk and limits the long-term interest rate risk by requiring maturities of generally less than five years. We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, time deposits, money market mutual funds, asset backed securities, corporate debt securities and municipal debt securities. These investments are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in the consolidated statements of shareholders’ equity. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

To provide an assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact that an adverse change in interest rates would have on the value of the investment portfolio. Based on investment positions as of October 31, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $17.0 million decline in the fair market value of the portfolio. Due to our positive cash flow from operations, the relatively short-term nature of our investment portfolio and our ability to hold investments to maturity, such change in fair market value would likely not have resulted in any significant cash flow impact.

As of October 31, 2015, our investment portfolio included $12.5 million in par value of auction rate securities classified as long-term investments. Although these securities have continued to pay interest, there is currently limited trading volume. To estimate the fair value of the auction rate securities, we use a discounted cash flow model based on estimated timing and amount of future interest and principal payments. In developing the discounted cash flow model, we consider the credit quality and liquidity of the underlying securities and related issuer, the collateralization of underlying security investments and other considerations. The fair value of these auction rate securities as of October 31, 2015, was $2.3 million less than par value.

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

Investment Risk. We invest in equity instruments of privately held companies for strategic purposes. We account for these investments under the cost method when we do not have the ability to exercise significant influence or control over the operations of these companies and under the equity method when we have the ability to exercise significant influence, but do not have control. Carrying value of these equity investments was $8.7 million at October 31, 2015, and was included in other non-current assets in our consolidated balance sheets. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within operating expense, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating expense could increase by 4.6%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates on the hedged portion of our exposures.

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

Management’s Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of October 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of October 31, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Notwithstanding the material weaknesses in our internal controls over financial reporting as of October 31, 2015 management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2015 because of certain material weaknesses in our internal control over financial reporting as of October 31, 2015 as follows:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended October 31, 2015 (and including events during the quarter ended August 1, 2015), changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting were as follows:

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

Our Vice President and Corporate Controller resigned prior to our earnings release for the second quarter of fiscal 2016 and the filing of our Form 10-Q for the second quarter of fiscal 2016. Our Forms 10-Q for the second and third quarters of fiscal 2016 were not filed when due and the Audit Committee commenced an independent investigation as described above. The Company’s independent public accounting firm, PricewaterhouseCoopers, then resigned from our account in October 2015.

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

Due to fluctuations in our quarterly results of operations and other factors, the price at which our common shares will trade is likely to continue to be highly volatile. From February 2, 2014 through October 31, 2015, our common shares traded as low as $7.55 and as high as $16.78 per share. Accordingly, you may not be able to resell your common shares at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, our revenues or operating results are below our estimates or the estimates or expectations of securities analysts and investors. As a result of stock price volatility, we may be subject to securities class action litigation. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully maintain and grow our business.

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

We receive a significant amount of our revenues from a limited number of customers. Net revenue from our two largest customers represented 31% of our net revenue for both of the nine months ended October 31, 2015 and November 1, 2014, respectively. Sales to our largest customers have fluctuated significantly from period to period and year to year primarily due to the timing and number of design wins with each customer, natural disasters that may divert a customer’s operations, as well as the continued diversification of our customer base as we expand into new markets, and will likely continue to fluctuate in the future. The loss of any of our large customers or a significant reduction in sales we make to them would likely harm our financial condition and results of operations. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns in some other way, particularly because:

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

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on management’s assessment, we concluded that our internal controls over financial reporting were not effective as of January 30, 2016. The specific material weaknesses are described in Part II – Item 9A. “Controls and Procedures” of our Form 10-K in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. As with any material weakness, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements. Any material misstatements could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

As previously disclosed in our public filings, the Audit Committee of our Board of Directors of the Company has recently completed an investigation that generally included a review of certain revenue recognized in the first and second quarters of fiscal 2016 and the fourth quarter of fiscal 2015, including transactions that would have, in the normal course of events and but for action by certain Marvell employees, been completed and recognized in a subsequent quarter (referred to internally as “pull-ins”), the accrual of a litigation reserve in the second quarter of fiscal 2016, and the stated belief by Marvell’s former Chairman and Chief Executive Officer of ownership of certain patent rights related to the Final-Level Cache invention and his later assignment of associated patent applications to Marvell. In addition, we are also the subject of investigations by the Securities and Exchange Commission and the U.S. Attorney related to these matters. We are fully cooperating with the SEC and the US Attorney with respect to those investigations.

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

We are subject to pending securities class action and shareholder derivative legal proceedings

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

Under Bermuda law, our articles of association and bye-laws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to current and future investigations and litigation, including the matters discussed in Part II – Item 1, “Legal Proceedings.” In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors and officers and expect to continue to do so while these matters are pending. Certain of these obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined to not be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.

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

Our future success will depend on our ability, in a timely and cost-effective manner, to develop and introduce new products and enhancements to our existing products. We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries. In addition, the development of new silicon devices is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products. For example, we believe the success of Final-Level Cache (“FLCTM”) technology may be an important factor in the future growth of the company. If FLCTM technology fails to function in actual product development at the level required for market acceptance, or if our customers do not readily embrace the technology as quickly as we would anticipate, our future results may be impacted. No revenue was derived from FLC related products in fiscal 2016 and we anticipate no revenue in fiscal 2017 as these products are still in development. See also, “We may be unable to protect our intellectual property, which would negatively affect our ability to compete.”

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

A portion of our inventory is held by, and net revenues are derived from, sales through third-party logistics providers, whereby revenues are recognized when product is pulled from stock by the end customer. From time to time, our customers will take early delivery of product at the end of a fiscal quarter that was scheduled for delivery in the following fiscal quarter, which we internally refer to as “pull-in” if the early delivery was requested by Marvell. Variation in timing of large orders and our ability to effectively manage required inventory levels may be impacted by such arrangements, including increased expenses associated with excess or obsolete inventory and volatility in timing of revenues recognized period to period. Our operating results under these arrangements may vary significantly from quarter to quarter based on fluctuations in demand and our ability to deliver on forecasted customer orders. Beginning in fiscal 2017, our policy is not to engage in pull-in transactions and we therefore do not expect them to have any meaningful impact on our net revenue in future periods.

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

We had approximately $2.0 billion of goodwill and $21.0 million of acquired intangible assets, net on our consolidated balance sheet as of October 31, 2015. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We perform an assessment of goodwill for impairment annually on the last business day of our fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have identified that our business operates as a single operating segment with two components (Storage, and Smart Networked Devices and Solutions), which we have concluded can be aggregated into a single reporting unit for purposes of testing goodwill impairment. The fair value of the reporting unit is determined by taking our market capitalization as determined through quoted market prices and as adjusted for a control premium and other relevant factors. If our fair value declines to below our carrying value, we could incur significant goodwill impairment charges, which could negatively impact our financial results. If in the future a change in our organizational structure results in more than one reporting unit, we will be required to allocate our goodwill and perform an assessment of goodwill for impairment in each reporting unit. As a result, we may have an impairment of goodwill in one of our reporting units.

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

A substantial portion of our business is conducted outside of the United States and, as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Our current qualified integrated circuit foundries are located in the same region within Taiwan, and our primary assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located outside of the United States, primarily in Asia, which further exposes us to foreign risks. Sales to customers with operations in Asia represented approximately 96% of our net revenue in the nine months ended October 31, 2015, 96% of our net revenue in fiscal 2015 and 95% of our net revenue in fiscal 2014.

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

We have been delinquent in the filing of our periodic financial reports with the SEC and, as a result, we are not in compliance with the Nasdaq rule that requires the timely filing of our periodic financial reports with the SEC. On September 14, 2015, Nasdaq notified us that due to our delay in filing with the SEC our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, our common shares would be delisted unless we timely requested a hearing before a Nasdaq Listings Qualification Panel (a “Hearings Panel”). We timely requested such a hearing, which was held on April 14, 2016. At the hearing, we presented a plan to regain compliance with the rule and requested an extension of time for the filing of our delayed reports, and on May 3, 2016 the Hearings Panel granted Marvell an extension of time to September 6, 2016, to regain compliance with our continued listing requirements. After filing this Form 10-Q with the SEC, we will continue to be delinquent in our filings with the SEC due to our delay in filing a Form 10-Q for the quarter ended April 30, 2016. There can be no assurance that, we will be successful in regaining compliance with the listing rule during the extension period. If our common shares are delisted, there can no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. If our common shares are delisted, the market price of our shares will likely decline and become more volatile, and our shareholders may find that their ability to trade in our stock will be adversely affected. A delisting from Nasdaq may also have other negative implications, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended October 31, 2015.

Issuer Purchases of Equity Securities

The following table presents details of our share repurchases during the three months ended October 31, 2015 (in thousands, except per share data):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 2 – August 29, 2015	3,681,919	$12.39	3,681,919	$182,582
August 30 – September 26, 2015	—	—	—	—
September 27 – October 31, 2015	—	—	—	—

Total	3,681,919	$12.39	3,681,919	$182,582

(1)	The monthly periods presented above for the three months ended October 31, 2015, are based on our fiscal accounting periods which follow a quarterly 4-4-5 week fiscal accounting period.
(2)	In August 2010, our board of directors initially authorized our current share repurchase program to repurchase up to $500 million of our outstanding common shares. Our board of directors authorized an additional $1.5 billion in fiscal 2012 and $1.0 billion in fiscal 2013 and $250 million in fiscal 2015 to be used to repurchase our outstanding common shares under the share repurchase program for a total available under the program of $3.25 billion. We intend to effect share repurchases in accordance with the conditions of Rule 10b-18 under the Exchange Act, but may also make repurchases in the open market outside of Rule 10b-18 or in privately negotiated transactions. The share repurchase program will be subject to market conditions and other factors and does not obligate us to repurchase any dollar amount or number of our common shares and the repurchase program may be extended, modified, suspended or discontinued at any time.

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
David P. Eichler
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum of Association of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 13, 2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 6, 2006

10.1#	Interim Services Agreement between the registrant and Randstad Professionals US, LP d/b/a “Tatum” dated October 15, 2015 in connection with the retention of David Eichler as Interim Chief Financial Officer as filed herewith

31.1	Certification of Interim Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Interim Principal Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Interim Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.