Form 10-K/A
period 2016-01-30
MARVELL TECHNOLOGY GROUP LTD
filed 2016-08-10
CIK 1058057

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

As of July 29, 2016, there were 511.2 million common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TRADEMARKS

Marvell®, Alaska®, ARMADA® Avanta®, Avastar®, Kirkwood®, Link Street®, Prestera®, Xelerated® and Yukon® are registered trademarks of Marvell International Ltd. and/or its affiliates. Any other trademarks or trade names mentioned are the property of their respective owners.

		Page
PART IV

Item 15.	Exhibits, Financial Statement Schedules	1

	Signatures	2

	Index to Exhibits

	Exhibit 23.1

	Exhibit 23.2

	Exhibit 31.1

	Exhibit 31.2

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A Amendment No. 1:

1.	Financial Statements:

See the “Index to Consolidated Financial Statements” on page 57 of the originally filed Annual Report on Form 10-K for the fiscal year ended January 30, 2016 as filed with the SEC on July 21, 2016.

2.	Financial Statement Schedule:

All other schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits.

See the “Index to Exhibits” immediately following the signature page of this Annual Report on Form 10-K/A Amendment No. 1.

1

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARVELL TECHNOLOGY GROUP LTD.

Dated: August 10, 2016	By:	/S/ DAVID P. EICHLER
David P. Eichler Interim Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

* Richard S. Hill	Chairman of the Board (Interim Principal Executive Officer)	August 10, 2016

/S/ DAVID P. EICHLER David P. Eichler	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2016

Weili Dai	Director

* Peter Feld	Director	August 10, 2016

* Dr. Juergen Gromer	Director	August 10, 2016

* Dr. John G. Kassakian	Director	August 10, 2016

* Oleg Khaykin	Director	August 10, 2016

* Arturo Krueger	Director	August 10, 2016

* Michael Strachan	Director	August 10, 2016

Dr. Sehat Sutardja	Director

* Robert E. Switz	Director	August 10, 2016

* Dr. Randhir Thakur	Director	August 10, 2016

*/s/ by David P. Eichler as Attorney-in-Fact

2

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Memorandum of Association of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

3.2	Third Amended and Restated Bye-Laws of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 13, 2010

3.3	Memorandum of Increase of Share Capital of Marvell Technology Group Ltd., incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 6, 2006

10.1#	1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 (file no. 333-33086) as filed on March 23, 2000

10.2#	Form of Notice of Stock Option Grants, Nonstatutory Stock Option Agreement, Exercise Notice and Restricted Stock Purchase Agreement for use under the 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.7 of the registrant’s Registration Statement on Form S-8 (file no. 333-148621) as filed on January 11, 2008

10.3#	2000 Employee Stock Purchase Plan (as amended and restated as of October 31, 2011), incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q (file no. 000-30877) for the period ended October 29, 2011 as filed on December 2, 2011

10.4#	2000 Employee Stock Purchase Plan Form of Subscription Agreement, incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K (file no. 000-30877) for the year ended February 2, 2013 as filed on March 29, 2013

10.5#	Amended and Restated 1995 Stock Option Plan, amended through April 16, 2015, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 2, 2015

10.6#	Amended and Restated 1995 Stock Option Plan Restricted Stock Agreement, incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K (file no. 000-30877) for the year ended January 28, 2006 as filed on April 13, 2006

10.7#	Form of Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K (file no. 000-30877) for the year ended January 28, 2006 as filed on April 13, 2006 (for options granted prior to December 4, 2008)

10.7.1#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on December 17, 2008 (for options granted on or after December 4, 2008)

10.7.2#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q (file no. 000-30877) for the period ended July 31, 2010 as filed on September 3, 2010 (for options granted on or after August 2, 2010)

10.7.3#	Form of Stock Option Agreement and Notice of Grant of Stock Options and Option Agreement for use with the Amended and Restated 1995 Stock Option Plan (for options granted on or after September 20, 2013), incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on September 26, 2013

Exhibit No.	Description

10.8#	Form of Restricted Stock Unit Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.34 of the registrant’s Annual Report on Form 10-K (file no. 000-30877) for the year ended January 27, 2007 as filed on July 2, 2007 (for RSUs granted prior to December 4, 2008)

10.8.1#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on December 17, 2008 (for RSUs granted on or after December 4, 2008)

10.8.2#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q (file no. 000-30877) for the period ended July 31, 2010 as filed on September 3, 2010 (for RSUs granted on or after August 2, 2010)

10.9#	Form of Notice of Grant of Stock Options — Performance-Based, for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K as filed on December 19, 2008

10.10#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Sehat Sutardja and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on January 4, 2007

10.11#	Reformation of Stock Option Agreement dated December 27, 2006 by and between Weili Dai and Marvell Technology Group Ltd., incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on January 4, 2007

10.12#	Reformation of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on May 8, 2007

10.13#	Amendment of Stock Option Agreement dated May 6, 2007 between Marvell Technology Group Ltd. and Weili Dai, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on May 8, 2007

10.14#	Form of Performance Award Agreement and Notice of Grant of Performance Award and Award Agreement for use with the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q (file no. 000-30877) for the period ended May 3, 2014 as filed on June 5, 2014

10.15#	Marvell Technology Group Ltd. Executive Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 2, 2015

10.16#	2007 Director Stock Incentive Plan, as amended and restated effective March 11, 2014, incorporated by reference to Exhibit 10.15 of the registrant’s Annual Report on Form 10-K (file no. 000-30877) for the year ended February 1, 2014 as filed on March 27, 2014

10.17.1#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Initial Award, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on October 25, 2007

10.17.2#	Form of Stock Option Agreement for use with the 2007 Director Stock Incentive Plan — Annual Award, incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on October 25, 2007

Exhibit No.	Description

10.17.3#	Form of Stock Unit Agreement and Notice of Grant of Award and Award Agreement for use with the 2007 Director Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on July 1, 2011

10.18#	Description of Indemnification Rights for certain current and former directors, officers and employees, incorporated by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form 10-Q (file no. 000-30877) for the period ended July 28, 2007 as filed on September 6, 2007

10.19#	Form of Indemnification Agreement with Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on October 10, 2008

10.20#	Indemnification Arrangement with Dr. Sehat Sutardja, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (file no. 000-30877) as filed on March 7, 2011

10.21#	Interim Services Agreement between the registrant and Randstad Professionals U.S., LP d/b/a “Tatum” dated October 15, 2015 in connection with the retention of David P. Eichler as Interim Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q (file no. 000-30877) for the period ended October 31, 2015 as filed on July 21, 2016

21.1	Subsidiaries of the registrant as filed on July 21, 2016

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (filed herewith)

24.1	Power of Attorney (contained in the signature page to the Annual Report as filed with the SEC on July 21, 2016)

31.1	Certification of Interim Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Interim Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1~	Certification of Interim Principal Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act as filed on July 21, 2016

32.2~	Certification of Interim Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act as filed on July 21, 2016

101.INS	XBRL Instance Document as filed on July 21, 2016

101.SCH	XBRL Taxonomy Extension Schema Document as filed on July 21, 2016

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document as filed on July 21, 2016

101.DEF	XBRL Taxonomy Extension Definition as filed on July 21, 2016

101.LAB	XBRL Taxonomy Extension Label Linkbase Document as filed on July 21, 2016

101.PRE	XBRL Taxonomy Presentation Linkbase Document as filed on July 21, 2016

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany the Annual Report Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.